Form 10-Q
period 2001-12-29
SYNAPTICS INC
filed 2002-02-21
CIK 817720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

Commission file number 000-49602

SYNAPTICS INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0118518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Bering Drive, San Jose, California	95131

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 434-0110

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Number of shares of Common Stock outstanding at February 19, 2002: 23,119,771

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2001

		PAGE

	PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets— December 31, 2001 and June 30, 2001	3

	Condensed Consolidated Statements of Operations— Three Months and Six Months Ended December 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows— Six Months Ended December 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

	PART II – OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

SIGNATURES		18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2001	2001 (1)

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$10,610	$3,766

Accounts receivable, net of allowances of $140 and $125 at December 31, 2001 and June 30, 2001, respectively	12,031	12,245

Inventories	5,006	7,290

Prepaid expenses and other current assets	614	651

Total current assets	28,261	23,952

Property and equipment, net	1,825	1,795

Goodwill	765	765

Other acquired intangible assets, net	99	174

Other assets	1,247	471

Total assets	$32,197	$27,157

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$5,844	$7,289

Accrued compensation	2,039	1,563

Accrued warranty	759	509

Other accrued liabilities	1,496	1,071

Capital leases and equipment financing obligations	511	546

Total current liabilities	10,649	10,978

Capital leases and equipment financing obligations, net of current portion	351	329

Note payable to a related party	1,500	1,500

Other liabilities	640	596

Commitments and contingencies

Stockholders’ equity:

Convertible preferred stock, no par value (aggregate liquidation preference — $18,778):

Authorized shares — 12,000,000 Issued and outstanding shares — 8,170,207	18,650	18,650

Common stock, no par value:

Authorized shares — 25,000,000 Issued and outstanding shares — 6,973,401 and 6,601,849 at December 31, 2001 and June 30, 2001, respectively	6,836	6,194

Deferred stock compensation	(1,407)	(1,649)

Notes receivable from stockholders	(876)	(906)

Accumulated deficit	(4,146)	(8,535)

Total stockholders’ equity	19,057	13,754

Total liabilities and stockholders’ equity	$32,197	$27,157

(1)	Derived from the Company’s audited financial statements as of June 30, 2001, included in Synaptics Incorporated’s registration statement on Form S-1 filed with the Securities and Exchange Commission.

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenue	$26,402	$18,441	$49,971	$32,429

Cost of revenue(1)	15,376	13,178	29,983	22,137

Gross margin	11,026	5,263	19,988	10,292

Operating expenses

Research and development(1)	4,117	2,848	7,808	5,640

Selling, general, and administrative(1)	2,426	2,276	5,100	4,237

Amortization of goodwill and other acquired intangible assets	62	195	75	392

Amortization of deferred stock compensation	121	158	242	312

Total operating expenses	6,726	5,477	13,225	10,581

Operating income (loss)	4,300	(214)	6,763	(289)

Interest income	48	74	81	214

Interest expense	(49)	(39)	(113)	(77)

Income (loss) before income taxes	4,299	(179)	6,731	(152)

Provision for income taxes	1,497	5	2,342	31

Net income (loss)	$2,802	$(184)	$4,389	$(183)

Net income (loss) per share:

Basic	$0.42	$(0.03)	$0.66	$(0.03)

Diluted	$0.14	$(0.03)	$0.22	$(0.03)

Shares used in computing net income (loss) per share:

Basic	6,709,137	6,046,539	6,666,245	5,907,900

Diluted	20,376,274	6,046,539	20,369,185	5,907,900

(1)	Cost of revenue excludes $7,000, $3,000, $14,000, and $5,000 of amortization of deferred stock compensation for the three months ended December 31, 2001 and 2000, and the six months ended December 31, 2001 and 2000, respectively. Research and development expense excludes $49,000, $50,000, $98,000, and $60,000 of amortization of deferred stock compensation for the three months ended December 31, 2001 and 2000, and the six months ended December 31, 2001 and 2000, respectively. Selling, general, and administrative expenses exclude $65,000, 105,000, 130,000 and $247,000 of amortization of deferred stock compensation for the three months ended December 31, 2001 and 2000, and six months ended December 31, 2001 and 2000, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2001	2000

Operating activities

Net income (loss)	$4,389	$(183)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	609	338

Amortization of goodwill and other acquired intangible assets	75	392

Amortization of deferred stock compensation	242	312

Stock compensation in connection with modification of terms of stock options	—	202

Changes in operating assets and liabilities:

Accounts receivable	214	(3,393)

Inventories	2,284	(215)

Prepaid expenses and other current assets	37	(80)

Other assets	(776)	41

Accounts payable	(1,445)	751

Accrued compensation	476	(122)

Accrued warranty	250	—

Other accrued liabilities	425	99

Other liabilities	44	52

Net cash provided by (used in) operating activities	6,824	(1,806)

Investing activities

Purchase of property and equipment	(639)	(357)

Net cash used in investing activities	(639)	(357)

Financing activities

Payments on capital leases and equipment financing obligations	(321)	(199)

Proceeds from equipment financing	308	499

Proceeds from issuance of common stock upon exercise of options, net of notes receivable	642	297

Repayment of notes receivable from stockholders	30	—

Net cash provided by financing activities	659	597

Increase (decrease) in cash and cash equivalents	6,844	(1,566)

Cash and cash equivalents at beginning of period	3,766	6,507

Cash and cash equivalents at end of period	10,610	4,941

Supplemental disclosures of cash flow information

Retirement of equipment and related accumulated depreciation for property and equipment no longer in service	—	1,655

Cash paid for interest	58	23

Cash paid for taxes	1,713	—

Issuance of common stock to employees for notes receivable	—	273

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s registration statement on Form S-1 (No. 333-56026). The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period.

         The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

         The Company’s fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying financial statements have been shown as ending on June 30 and calendar quarter ends for all annual, interim, and quarterly financial statement captions.

2. Net Income (Loss) Per Share

         Basic and diluted net income (loss) per share amounts are presented in conformity with Statement of Financial Accounting Standard no. 128, “Earnings Per Share,” (“FAS 128”) for all periods presented. In accordance with FAS 128, basic and diluted net loss per share amounts and basic net income per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, warrants, and convertible preferred stock, when dilutive.

         The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$2,802	$(184)	$4,389	$(183)

Denominator for basic net income (loss) per share:

Weighted average common shares outstanding	6,709,137	6,288,114	6,678,433	6,131,663

Less: Weighted average shares subject to repurchase	—	(241,575)	(12,188)	(223,763)

Denominator for basic net income (loss) per share	6,709,137	6,046,539	6,666,245	5,907,900

Denominator for diluted net income (loss) per share:

Shares used above, basic	6,709,137	6,046,539	6,666,245	5,907,900

Dilutive stock options	2,533,532	—	2,569,335	—

Dilutive warrants	22,588	—	22,588	—

Dilutive preferred stock	11,073,517	—	11,073,517	—

Dilutive contingent shares	37,500	—	37,500	—

Denominator for diluted net income (loss) per share	20,376,274	6,046,539	20,369,185	5,907,900

Net income (loss) per share:

Basic	$0.42	$(0.03)	$0.66	$(0.03)

Diluted	$0.14	$(0.03)	$0.22	$(0.03)

3. Foreign Currency Translation

         The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar in accordance with FAS 52, “Foreign Currency Translation.” Monetary assets and liabilities of the Company and its subsidiaries not denominated in the functional currency are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the translation. Revenue and expenses are translated at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation gains (losses) included in operating results for the three-month and six-month periods ended December 31, 2001 and 2000 totaled ($14,500), ($18,200), $3,900 and ($28,200), respectively. To date, the Company has not undertaken hedging transactions related to foreign currency exposure.

4. Advertising Expense

         All advertising costs are expensed as incurred. The advertising costs for the three-month periods ended December 31, 2001 and 2000 amounted to $58,000 and $106,000, respectively. Advertising costs for the six-month periods ended December 31, 2001 and 2000 amounted to $117,000 and $186,000, respectively.

5. Income Taxes

         The income tax provision for the three-month and six-month periods ended December 31, 2001 reflects income tax on expected pre-tax income for the year partially offset by a research and development tax credit, and for the three-month and six-month periods ended December 31, 2000 also reflects the benefit of utilizing net operating loss carryforwards.

6. Comprehensive Income (Loss)

         Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) comprises unrealized gains and losses on available-for-sale securities, which have been immaterial to date. As a result, comprehensive income (loss) approximates net income (loss) for all periods presented.

7. Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2001	2001

Raw materials and work-in-process	$4,512	$6,938

Finished goods	494	352

	$5,006	$7,290

8. Goodwill and Other Acquired Intangible Assets

         Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other acquired intangible assets primarily represent core technology and patent rights. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“FAS 141” and “FAS 142”, respectively). Adoption of FAS 141 did not have any impact on the Company’s financial position or historical results of operations. However, certain intangible assets that did not meet the new criteria for recognition as a separate class of intangible assets have been reclassified as part of goodwill for all periods presented.

         FAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company had previously amortized goodwill over its estimated useful life of three years; however, pursuant to the adoption of FAS 142 on July 1, 2001, the goodwill is no longer amortized. The Company continues to amortize separately identifiable intangible assets with finite useful lives over periods ranging from two to three years and the adoption of FAS 142 had no impact on such identifiable intangible assets. In the Company’s opinion, no material impairment existed at December 31, 2001.

Goodwill and other acquired intangible assets consisted of the following (in thousands):

	December 31,	June 30,
	2001	2001

	(in thousands)
Goodwill		$1,823

Accumulated amortization		(1,058)

Carrying value of goodwill	$765	$765

Other Acquired Intangible Assets:

Acquired core technology	201	201

Acquired sales representatives	150	150

Purchases patents	154	154

	505	505

Accumulated amortization	(406)	(331)

	99	174

	$864	$939

9. Line of Credit

         In August 2001, the Company entered into a $4.2 million revolving line of credit (“line of credit”) with a bank. Borrowings under this line of credit bear interest at the rate of 0.5% over the bank’s prime rate, are subject to certain financial and non-financial covenants, and are limited to 75% of qualifying account receivables as defined in the agreement with the bank. The line of credit expires on August 29, 2002. As of December 31, 2001, the Company had not borrowed any amounts under this facility.

10. Segment, Customers and Geographic Information

         The Company operates in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products and generated its revenue from two broad product categories, the personal computer (“PC”) market and information appliances (“iAppliances”) market. For the three-month and six-month periods ended December 31, 2001 and 2000 the PC market accounted for 98%, 97%, 98% and 96% of revenue, respectively.

         The following is a summary of operations within geographic areas based on customer’s location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue from sales to unaffiliated customers:

Taiwan	$21,044	$15,182	$39,186	$26,926

United States	767	2,146	1,675	3,124

Korea	500	615	1,091	1,235

Other	4,091	498	8,019	1,144

	$26,402	$18,441	$49,971	$32,429

Major customer data as a percentage of total revenue

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Customer A	19%	37%	18%	28%

Customer B	17%	*	21%	*

*	less than 10%

11. Subsequent Events

         On February 1, 2002, the Company completed an initial public offering of 5,000,000 shares of common stock, resulting in net proceeds, after the underwriters’ discount and estimated offering expenses, of approximately $49.6 million. The underwriters purchased an additional 750,000 shares of common stock from certain selling stockholders from which the Company did not receive any proceeds. In connection with the initial public offering, the Company completed a change-of-domicile merger in which it was reincorporated in Delaware; its authorized capital was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share; each share of common stock, no par value, was converted into one share of common stock, $.001 par value; and all of the Company’s preferred stock was converted into 11,105,517 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited financials statements and notes for the year ended June 30, 2001, included in our registration statement on Form S-1 (No. 333-56026) filed with the Securities and Exchange Commission.

         In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and share gains in both the notebook and iAppliance markets, revenue from both the notebook and iAppliance markets, growth rates of these markets, average selling prices, product mix, cost improvement programs, gross margins, customer relationships, research and development expenses, selling, general and administrative expenses, and liquidity and anticipated cash needs, that involve risks and uncertainties that could cause actual results to differ materially.

         We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, the failure of key technologies to deliver commercially acceptable performance, our dependence on the notebook market, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our prospectus dated January 29, 2002, which forms a part of Registration Statement No. 333-56026.

OVERVIEW

         We are the leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing and communications devices. From our inception in 1986 through 1994, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we introduced our proprietary TouchPad™ and are now the leading supplier of touch pads to the notebook computer market. We estimate our market share to be approximately 61% for touch pads and approximately 40% for all notebook computer interfaces for fiscal 2001. We believe our market share penetration results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of OEMs.

         Although we derive most of our revenue from sales of our interface solutions to contract manufacturers that provide manufacturing services to OEMs, the OEMs typically determine the design and pricing requirements and make the overall decision regarding the use of our interface solutions in their products. Therefore, we consider both the OEMs and their contract manufacturers to be our customers. The term “customer” as used in this report refers to both our OEM and contract manufacturer customers. Our financial statements reflect the revenue we receive from the sale of our products to the contract manufacturers, most of which are located in Taiwan. The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges, except for warranty provisions.

         In April 2000, we began shipping our initial dual pointing solution, which includes third-party products, that enables notebook OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk™, into a dual pointing application for use in a notebook computer. A design win means that a customer and we have agreed on the product design specifications, the pricing, and the development and production schedules. With the introduction of our TouchStyk, we now offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications. We believe that our proprietary TouchStyk will enable us to penetrate the approximate 29% portion of the notebook market that utilizes the pointing stick as the interface solution and thereby increase our total market share of the overall notebook interface market. In addition, we plan to leverage our industry-leading capacitive sensing technology and introduce our new ClearPad™ and Spiral® technologies into the emerging iAppliance markets.

         We have experienced significant demand for our dual pointing solutions, which results in higher revenue because we are able to sell two interface solutions for each notebook computer. Most of our dual pointing revenue has been derived from product solutions that include a significant percentage of third-party products, which we either resell or license. As a consequence, the gross margin on our dual pointing revenue was initially well below the gross margin we experience from the sale of our proprietary interface solutions. Beginning in the second half of fiscal 2001 we began to see the benefits from phasing in cost improvement programs aimed at reducing the cost of our dual pointing solutions. For fiscal 2001, however, dual pointing revenue had a significant negative impact on our gross margin. Although our dual pointing solutions containing important third-party products will continue to represent a significant portion of our dual pointing revenue for the foreseeable future, we began shipments of our new proprietary dual pointing solutions in the first quarter of fiscal 2002. The combination of the full implementation of our cost improvement programs for our dual pointing solutions containing important third-party products together with our new proprietary dual pointing solutions have improved our gross margin in the first half of fiscal 2002 as compared to our gross margin in fiscal 2001.

         We recognize revenue upon shipment of our products and passage of title to our customers. Through fiscal 2000, all of our product revenue was derived from the notebook computer market. We began to generate revenue from the iAppliance markets in fiscal 2001.

         While we have been awarded design wins by several Japanese OEMs of notebook computers, some of which are currently ordering and receiving products from us, our largest customers are the major U.S.-based OEMs that sell notebook computers worldwide. Any downturn in the notebook computer market or a competitive shift from U.S. to Japanese OEMs could have a material adverse effect on our business, financial condition, results of operations, and prospects. We work closely with our customers to design interface solutions to meet their specific requirements and provide both pre-sale custom-design services and post-sale support. During the design phase, we typically do not have any commitment from our customers to pay for our non-recurring engineering costs should a customer decide not to introduce that specific product or choose not to incorporate our interface solution in its products. We believe our focus on customer service and support has allowed us to develop strong customer relationships in the PC market, which we plan to expand in the future, and has provided us with the experience necessary to develop strong customer relationships in the new markets we intend to penetrate.

         Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we primarily use one third-party manufacturer to provide our ASICs, and in certain cases, we also rely on single source or a limited number of suppliers to provide other key components of our products. Our cost of sales includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of sales.

         Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our on-going cost improvement programs. In fiscal 2001, we experienced significant pressure on our gross margin, resulting from the increasing revenue mix of dual pointing solutions containing significant third-party products. We have been successful in implementing cost reductions that have significantly improved the gross margins of these dual pointing solutions. These cost improvement programs include reducing component costs and design and process improvements. In addition, our gross margin has been positively impacted by shipments of our proprietary dual pointing solutions. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as has been the case with our dual pointing solutions.

         Our research and development expenses include expenses related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing market and to develop new technologies for new markets. In fiscal 2000, we significantly increased our research and development expenses as a result of our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom, which has been developing inductive pen-sensing technology applicable to new markets we intend to address. Also related to this acquisition was the write-off in fiscal 2000 of acquired in-process research and development of $855,000 and the amortization of goodwill and other intangible assets of approximately $502,000. The amortization of goodwill and other intangible assets related to this acquisition totaled $753,000 in fiscal 2001. We expect to record significantly lower amortization in future periods as a result of the adoption of FAS 142, under which goodwill is no longer subject to amortization.

         Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. These expenses have increased, reflecting increased staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing market and penetration into new markets. We utilize both inside sales personnel and outside sales representatives and agents.

         In connection with the grant of stock options to our employees, we recorded deferred stock compensation of approximately $2.1 million through fiscal 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We have also recorded $303,000 of deferred compensation related to options granted to consultants through fiscal 2001. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We recorded amortization of deferred stock compensation of approximately $82,000 and $597,000 in fiscal 2000 and 2001, respectively, and approximately $242,000 for the six months ended December 31, 2001. We will incur substantial expense in future periods as a result of the amortization of the remaining $1.4 million of deferred stock compensation relating to previously granted stock options.

         In August 1997, we entered into an agreement with National Semiconductor in connection with a new development-stage company, Foveon, which focuses on developing digital imaging technology and products. Under the agreement, National Semiconductor invested cash and we contributed certain non-core technology and $1.5 million of cash, financed with a limited-recourse loan to us from National Semiconductor, in exchange for a minority interest in Foveon in the form of convertible preferred stock. During the fiscal year ended June 30, 2000, we advanced Foveon approximately $2.7 million in the form of convertible promissory notes to help fund its on-going operating losses. Our investment in Foveon is accounted for under the equity method under which we record our share of losses incurred by Foveon on the basis of our proportionate ownership of equity and debt securities issued by that company. As we do not have any contractual obligation to provide additional funding to Foveon, for accounting purposes our share of losses is limited to the maximum amount of our total investment in that company. During fiscal year 1998 we recorded equity losses of $1.5 million as our share of Foveon’s loss (limited to our investment), which reduced our carrying value of our investment in Foveon to zero. During fiscal year 2000 we recorded additional losses of $2.7 million and accordingly had no carrying value associated with our investment in Foveon as of June 30, 2000 or 2001.

         Utilization of tax loss carryforwards and tax credit carryforwards have either eliminated or minimized our provision for income taxes over the last five years. As of June 30, 2001, we had federal research and development tax credit carryforwards of approximately $700,000. The federal credit carryforwards will expire at various dates beginning in 2012 through 2021, if not utilized.

         From inception to date, operations have been funded through a combination of private equity financings and stock option exercises totaling $22.1 million and cash generated from operations. The last private equity financing occurred in November 1995 and totaled $4.7 million. Cash and cash equivalents as of December 31, 2001 were $10.6 million.

RESULTS OF OPERATIONS

Three months ended December 31, 2001 compared to three months ended December 31, 2000

         Revenue was $26.4 million for the three months ended December 31, 2001 compared to $18.4 million for the three months ended December 31, 2000, an increase of 43.2%. The increase in revenue was attributable to the combination of increased unit shipments, higher average selling prices resulting from the inclusion of both a touch pad and a pointing stick in our dual pointing solutions, and non-recurring engineering and patent license fees, partially offset by general competitive pricing pressure. Revenue from our dual pointing solutions represented approximately 51% of our revenue for the three months ended December 31, 2001 compared to approximately 40% for the three months ended December 31, 2000.

         Gross margin as a percentage of revenue was 41.8% for the three months ended December 31, 2001 compared to 28.5% for the three months ended December 31, 2000. The improvement in gross margin as a percentage of revenue resulted from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through the combination of design and process improvements, lower outside assembly costs, generally lower costs for materials and electronic components, and non-recurring engineering and patent license revenue, partially offset by general competitive pricing pressure.

         Research and development expenses increased 44.6% to $4.1 million, or 15.6% of revenue, for the three months ended December 31, 2001 from $2.8 million, or 15.4% of revenue, for the three months ended December 31, 2000. The major contributor to the increase in spending was higher compensation costs associated with increased staffing levels. Higher product development related expenses, including outside services and materials costs, also contributed to this increase.

         Selling, general, and administrative expenses increased to $2.4 million, or 9.2% of revenue, for the three months ended December 31, 2001 from $2.3 million, or 12.3% of revenue, for the three months ended December 31, 2000. The increase in actual spending reflected increased staffing, including additions to our inside sales force, increased expenses related to our higher operating levels, and costs incurred related to our filings with the Securities and Exchange Commission, partially offset by lower sales commissions resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts beginning in October 2001.

         The three months ended December 31, 2000 include amortization of goodwill and other acquired intangible assets related to the acquisition of ASL of $195,000. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on July 1, 2001, amortization of goodwill was terminated, which resulted in significantly lower amortization charges in the three months ended December 31, 2001. Amortization of other intangible assets continued in accordance with the previously determined useful economic lives.

         The three months ended December 31, 2001 includes amortization expense for deferred stock compensation of $121,000 compared to $158,000 for the three months ended December 31, 2000. We expect to record amortization expense of $241,000 in the remaining six months of fiscal 2002, $475,000 in fiscal 2003, and the balance of $692,000 in future years.

         We generated operating income of $4.3 million for the three months ended December 31, 2001 compared to an operating loss of $214,000 for the three months ended December 31, 2000. The major contributors to the improvement in operating income included the increased revenue levels, the higher gross margin percentage resulting from the implementation of our cost-improvement programs for our dual pointing solutions, lower assembly costs, lower materials and electronic components costs, non-recurring engineering and patent license revenue, lower sales commissions related to the replacement of outside sales representatives with inside direct sales personnel, and lower amortization expense for goodwill and other acquired intangible assets. These factors were partially offset by higher compensation costs, resulting from our increased staffing levels, higher research and development project costs, and costs incurred related to our filings with the Securities and Exchange Commission.

         The provision for income taxes for the three months ended December 31, 2001 was $1.5 million compared to $5,000 for the three months ended December 31, 2000, reflecting the higher pre-tax profit levels. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate for the three months ended December 31, 2001 was approximately 35%, reflecting the benefits of research and development tax credits, partially offset by nondeductible deferred compensation.

Six months ended December 31, 2001 compared to six months ended December 31, 2000

         Revenue for the six months ended December 31, 2001 was $50.0 million compared to $32.4 million for the six months ended December 31, 2000, a 54.1% increase. The increase in revenue was mainly attributable to the increase in unit shipments, higher average selling prices resulting from the inclusion of both a touch pad and a pointing stick in our dual pointing solutions, which began shipping in the June 2000 quarter, and non-recurring engineering and patent license fees, partially offset by general competitive pricing pressure. Revenue from our dual pointing solutions represented approximately 50% of our revenue for the six months ended December 31, 2001 compared to 29% for the six months ended December 31, 2000.

         Gross margin as a percentage of revenue was 40.0% for the six months ended December 31, 2001 compared to 31.7% for the six months ended December 31, 2000. The improvement in gross margin as a percentage of revenue resulted from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through the combination of design and process improvements, lower outside assembly costs, generally lower costs for materials and electronic components, and non-recurring engineering and patent license revenue, partially offset by general competitive pricing pressure.

         Research and development expenses increased 38.4% to $7.8 million, or 15.6% of revenue, for the six months ending December 31, 2001 from $5.6 million, or 17.4% of revenue, for the six months ending December 31, 2000. The major contributor to the increase in spending was higher compensation costs associated with increased staffing levels. Higher product development related expenses, including outside services and materials costs, also contributed to this increase.

         Selling, general, and administrative expenses for the six months ended December 31, 2001 increased to $5.1 million, or 10.2% of revenue, from $4.2 million, or 13.1% of revenue, for the six months ended December 31, 2000. The increase in actual spending resulted from increased staffing, including additions to our inside sales force, increased expenses related to our higher operating levels, and costs incurred related to our filings with the Securities and Exchange Commission, partially offset by lower sales commissions resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts beginning in

October 2001.

         The six months ended December 31, 2000 reflected charges for the amortization of goodwill and other acquired intangible assets related to the acquisition of ASL of $392,000. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on July 1, 2001, amortization of goodwill was terminated, which resulted in significantly lower amortization charges in the six months ended December 31, 2001 compared to the same periods in the previous year. Amortization of other intangible assets continued in accordance with the previously determined useful economic lives.

         The six months ended December 31, 2001 includes amortization expense for deferred stock compensation of $242,000 compared to $312,000 for the six months ended December 31, 2000. We expect to record amortization expense of $241,000 in the remaining six months of fiscal 2002, $475,000 in fiscal 2003, and the balance of $692,000 in future years.

         We generated operating income of $6.8 million for the six months ended December 31, 2001 compared to an operating loss of $289,000 for the six months ended December 31, 2000. The major contributors to the improvement in operating income included the increased revenue levels, the higher gross margin percentage resulting from the implementation of our cost-improvement programs for our dual pointing solutions, lower assembly costs, lower materials and electronic components costs, non-recurring engineering and patent license revenue, lower sales commissions related to the replacement of outside sales representatives with inside direct sales personnel, and lower amortization expense for goodwill and other acquired intangible assets. These factors were partially offset by higher compensation costs, resulting from our increased staffing levels, higher research and development project costs, and costs incurred related to our filings with the Securities and Exchange Commission.

         The provision for income taxes for the six months ended December 31, 2001 was $2.3 million compared to $31,000 for the six months ended December 31, 2000, reflecting the higher pre-tax profit levels. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate for the six months ended December 31, 2001 was approximately 35%, reflecting the benefits of research and development tax credits, partially offset by nondeductible deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $10.6 million as of December 31, 2001 compared to $3.8 million as of June 30, 2001. On February 1, 2002, we completed our initial public offering in which we sold 5.0 million shares at $11.00 per share, generating approximately $49.6 million of net proceeds, after the underwriters’ discount and estimated offering expenses.

         During the six months ended December 31, 2001, net cash generated from operating activities was $6.8 million, primarily reflecting our net income of $4.4 million plus non-cash adjustments for depreciation, amortization of acquired intangible assets, and deferred stock compensation, and lower working capital. We expect that accounts receivable and inventory will increase if our revenue continues to grow and that we will continue to increase our investment in capital assets to expand our business.

         Investing activities typically relate to purchases of capital assets, which totaled $639,000 for the six months ended December 31, 2001.

         Financing activities for the first six months of fiscal 2002 and over the prior three years have generally been related to the proceeds obtained from the financing of capital assets, offset by the related repayments under those transactions, plus the proceeds from the exercise of vested stock options. Net cash provided by financing activities for the six months ended December 31, 2001 was $659,000.

         Our principal sources of liquidity as of December 31, 2001 consisted of $10.6 million in cash and cash equivalents and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit expires

August 29, 2002, has an interest rate equal to 0.5% above Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line as of December 31, 2001. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our preferred stockholdings in Foveon, in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of the carrying amount of our $1.5 million investment.

         We believe our existing cash balances, the working capital line of credit with Silicon Valley Bank, and the net proceeds of our initial public offering will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investment in, or acquisition of, other technologies or companies. We cannot assure you that additional equity or debt financing will be available to us on acceptable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and is mainly comprised of government-backed securities and investment-grade instruments, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rate. We do not use our investment portfolio for trading or other speculative purposes.

FOREIGN CURRENCY EXCHANGE RISK

         All of our sales and our expenses, except those expenses related to our U.K. and Taiwan operations, are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel that our foreign exchange exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         From September 30, 2001 to December 29, 2001, we issued options to purchase an aggregate of 294,000 shares of our common stock at a price of $8.50 per share to employees and consultants pursuant to the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Incentive Compensation Plan.

         From September 30, 2001 to December 29, 2001, we issued and sold an aggregate of 296,866 shares of our common stock to employees, directors, and consultants for $531,965 in cash, pursuant to the exercise of options granted under our 1996 Stock Option Plan and 2001 Incentive Compensation Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit
2	Agreement and Plan of Merger

3.1	Certificate of Incorporation

3.2	Bylaws

10.7	Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following Directors and Executive Officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, Richard C. McCaskill, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, Richard L. Sanquini, and Joshua C. Goldman

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

DATE: February 20, 2002	/s/ Francis F. Lee Francis F. Lee President and Chief Executive Officer

/s/ Russell J. Knittel Russell J. Knittel Senior Vice President and Chief Financial Officer