Form 10-Q
period 2002-03-30
SYNAPTICS INC
filed 2002-05-13
CIK 817720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

Commission file number 000-49602

SYNAPTICS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77-0118518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Bering Drive
San Jose, California 95131

(Address of principal executive offices)
(Zip code)

(408) 434-0110

(Registrant’s telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Number of shares of Common Stock outstanding at May 7, 2002: 23,177,172

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2002

Page

Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets— March 31, 2002 and June 30, 2001	3

Condensed Consolidated Statements of Operations— Three Months and Nine Months Ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows— Nine Months Ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds	16

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2002	2001 (1)

ASSETS	(unaudited)
Current assets:

Cash and cash equivalents	$55,526	$3,766

Short-term investments	6,710	—

Accounts receivable, net of allowances of $185 and $125 at March 31, 2002 and June 30, 2001, respectively	13,716	12,245

Inventories	6,658	7,290

Prepaid expenses and other current assets	1,434	651

Total current assets	84,044	23,952

Property and equipment, net	2,015	1,795

Goodwill	765	765

Other acquired intangible assets, net	70	174

Other assets	209	471

Total assets	$87,103	$27,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,830	$7,289

Accrued compensation	1,874	1,563

Accrued warranty	909	509

Income taxes payable	1,850	522

Other accrued liabilities	510	549

Capital leases and equipment financing obligations	463	546

Total current liabilities	13,436	10,978

Capital leases and equipment financing obligations, net of

current portion	382	329

Note payable to a related party	1,500	1,500

Other liabilities	663	596

Commitments and contingencies Stockholders’ equity:

Preferred stock	—	18,650

Common stock	23	6,194

Additional paid-in capital	74,974	—

Deferred stock compensation	(1,286)	(1,649)

Notes receivable from stockholders	(876)	(906)

Accumulated deficit	(1,708)	(8,535)

Accumulated other comprehensive loss	(5)	—

Total stockholders’ equity	71,122	13,754

Total liabilities and stockholders’ equity	$87,103	$27,157

(1)	Derived from the Company’s audited financial statements as of June 30, 2001, included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission.

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenue	$24,421	$19,638	$74,392	$52,067

Cost of revenue (1)	14,197	13,922	44,180	36,059

Gross margin	10,224	5,716	30,212	16,008

Operating expenses:

Research and development (1)	4,072	2,665	11,880	8,305

Selling, general, and administrative (1)	2,351	2,334	7,451	6,571

Amortization of goodwill and other acquired intangible assets	29	188	104	580

Amortization of deferred stock compensation	121	166	363	478

Total operating expenses	6,573	5,353	19,798	15,934

Operating income	3,651	363	10,414	74

Interest income	151	94	232	308

Interest expense	(43)	(59)	(156)	(136)

Income before income taxes	3,759	398	10,490	246

Provision for income taxes	1,321	5	3,663	36

Net income	$2,438	$393	$6,827	$210

Net income per share:

Basic	$0.14	$0.06	$0.66	$0.03

Diluted	$0.10	$0.02	$0.31	$0.01

Shares used in computing net income per share:

Basic	17,653	6,270	10,329	6,028

Diluted	24,422	20,200	21,720	19,573

(1)	Cost of revenue excludes $7,000, $11,000, $21,000, and $16,000 of amortization of deferred stock compensation for the three months ended March 31, 2002 and 2001, and the nine months ended March 31, 2002 and 2001, respectively. Research and development expense excludes $49,000, $55,000, $147,000, and $115,000 of amortization of deferred stock compensation for the three months ended March 31, 2002 and 2001, and the nine months ended March 31, 2002 and 2001, respectively. Selling, general, and administrative expenses exclude $65,000, $100,000, $195,000, and $347,000 of amortization of deferred stock compensation for the three months ended March 31, 2002 and 2001, and nine months ended March 31, 2002 and 2001, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Operating activities

Net income	$6,827	$210

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	883	597

Amortization of goodwill and other acquired intangible assets	104	580

Amortization of deferred stock compensation	363	478

Stock compensation in connection with modification of terms of stock options	—	202

Changes in operating assets and liabilities:

Accounts receivable	(1,470)	(7,290)

Inventories	632	(2,667)

Prepaid expenses and other current assets	(783)	(46)

Other assets	262	20

Accounts payable	541	3,815

Accrued compensation	311	323

Accrued warranty	400	—

Other accrued liabilities	1,364	85

Other liabilities	67	78

Net cash provided by (used in) operating activities	9,501	(3,615)

Investing activities

Purchases of short-term investments	(6,715)	—

Purchase of property and equipment	(1,103)	(591)

Net cash used in investing activities	(7,818)	(591)

Financing activities

Payments on capital leases and equipment financing obligations	(339)	(435)

Proceeds from equipment financing	308	499

Proceeds from issuance of common stock upon initial public offering, net of offering costs	49,290	—

Proceeds from issuance of common stock upon exercise of options, net of notes receivable	788	508

Repayment of notes receivable from stockholders	30	—

Net cash provided by financing activities	50,077	572

Increase (decrease) in cash and cash equivalents	51,760	(3,634)

Cash and cash equivalents at beginning of period	3,766	6,507

Cash and cash equivalents at end of period	55,526	2,873

Supplemental disclosures of cash flow information

Retirement of equipment and related accumulated depreciation for property and equipment no longer in service	—	1,655

Cash paid for interest	73	44

Cash paid for taxes	2,313	—

Issuance of common stock to employees for notes receivable	—	273

Issuance of common stock from escrow related to the acquisition of sales representative work force	75	—

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

         The Company’s fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying financial statements have been shown as ending on June 30 and calendar quarter ends for all annual, interim, and quarterly financial statement captions. The first three quarters of fiscal 2001 and 2002 consisted of 13 weeks each.

2.   Net Income Per Share

         Basic net income per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, warrants, and convertible preferred stock, when dilutive.

         The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Numerator for basic and diluted net income per share:

Net income	$2,438	$393	$6,827	$210

Denominator for basic net income per share:

Weighted average common shares outstanding	17,653	6,465	10,337	6,243

Less: Weighted average shares subject to repurchase	—	(196)	(8)	(215)

Denominator for basic net income per share	17,653	6,269	10,329	6,028

Denominator for diluted net income per share:

Shares used above, basic	17,653	6,269	10,329	6,028

Dilutive stock options	2,978	2,797	2,705	2,416

Dilutive warrants	8	38	17	17

Dilutive preferred stock	3,772	11,074	8,640	11,074

Dilutive contingent shares	11	22	29	38

Denominator for diluted net income per share	24,422	20,200	21,720	19,573

Net income per share:

Basic	$0.14	$0.06	$0.66	$0.03

Diluted	$0.10	$0.02	$0.31	$0.01

3.   Initial Public Offering

         On February 1, 2002, the Company completed an initial public offering of 5,000,000 shares of common stock, resulting in net proceeds, after the underwriters’ discount and estimated offering expenses, of approximately $49.3 million. The underwriters purchased an additional 750,000 shares of common stock from certain selling stockholders from which the Company did not receive any proceeds. In connection with the initial public offering, the Company completed a change-of-domicile merger in which it was reincorporated in Delaware; its authorized capital was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share; each share of common stock, no par value, was converted into one share of common stock, $.001 par value; and all of the preferred stock was converted into 11,099,415 shares of common stock.

4.   Cash Equivalents and Short-term Investments

         Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less are classified as cash equivalents. Debt securities with maturities greater than three months are considered available-for-sale and are classified as short-term investments. The Company’s policy is to ensure the safety and preservation of its invested funds by investing in high credit-quality financial instruments.

         All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/ (loss) in stockholders’ equity.

         Cash, cash equivalents, and short-term investments consisted of the following (in thousands):

	March 31,	June 30,
	2002	2001

Cash and cash equivalents:

Cash	$1,423	$181

Certificates of deposit	180	180

Money market	42,908	3,405

Municipal securities	11,015	—

	$55,526	$3,766

Short-term investments:

Municipal securities	$6,710	$—

	$6,710	$—

5.   Comprehensive Income

         Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income comprises unrealized gains and losses on available-for-sale securities. Unrealized loss for the three-month periods ended March 31, 2002 and 2001 and the nine-month periods ended March 31, 2002 and 2001 were $5,300, $0, $5,300 and $0, respectively.

6.   Goodwill and Other Acquired Intangible Assets

         Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other acquired intangible assets primarily represent core technology and patent rights. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS 141” and “SFAS 142”, respectively). Adoption of SFAS 141 on July 1, 2001, did not have any impact on the Company’s financial position or historical results of operations. However, certain intangible assets that did not meet the new criteria for recognition as a separate class of intangible assets have been reclassified as part of goodwill for all periods presented.

         SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company had previously amortized goodwill over its estimated useful life of three years; however, pursuant to the adoption of SFAS 142 on July 1, 2001, the goodwill is no longer amortized. The Company continues to amortize separately identifiable intangible assets with finite useful lives over periods ranging from two to three years and the adoption of SFAS 142 had no impact on such identifiable intangible assets. In the Company’s opinion, no material impairment existed at March 31, 2002.

         Goodwill and other acquired intangible assets consisted of the following (in thousands):

	March 31,	June 30,
	2002	2001

Goodwill		$1,823

Accumulated amortization		(1,058)

Carrying value of goodwill	$765	$765

Other Acquired Intangible Assets

Acquired core technology	201	201

Acquired sales representatives	150	150

Purchased patents	154	154

	505	505

Accumulated amortization	(435)	(331)

	$70	$174

7.   Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2002	2001

Raw materials and work-in-process	$6,198	$6,938

Finished goods	460	352

	$6,658	$7,290

8.   Income Taxes

         The income tax provision for the three-month and nine-month periods ended March 31, 2002 reflects income tax on expected pre-tax income for the year partially offset by a research and development tax credit, and for the three-month and nine-month periods ended March 3l, 2001 also reflects the benefit of utilizing net operating loss carryforwards.

9.   Line of Credit

         In August 2001, the Company entered into a $4.2 million revolving line of credit with a bank. Borrowings under this line of credit bear interest at the rate of 0.5% over the bank’s prime rate, are subject to certain financial and non-financial covenants, and are limited to 75% of qualifying account receivables as defined in the agreement with the bank. The line of credit expires on August 29, 2002. As of March 31, 2002, the Company had not borrowed any amounts under this facility.

10.   Segment, Customers and Geographic Information

         The Company operates in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generates its revenue primarily from the personal computer (“PC”) market.

         The following is a summary of operations within geographic areas based on customer’s location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue from sales to unaffiliated customers:

Americas	$815	$513	$2,492	$3,641

Asia Pacific	23,499	18,807	68,759	47,721

Europe	107	318	3,141	705

	$24,421	$19,638	$74,392	$52,067

Major customer data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Customer A	18%	39%	18%	32%

Customer B	*	18%	16%	10%

*	less than 10%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

         You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited consolidated financials statements and notes for the year ended June 30, 2001, included in our registration statement on Form S-1 (No. 333-56026) filed with the Securities and Exchange Commission.

         In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and share gains in both the notebook and iAppliance markets, revenue from both the notebook and iAppliance markets, growth rates of these markets, average selling prices, product mix, cost improvement programs, gross margins, customer relationships, research and development expenses, selling, general, and administrative expenses, and liquidity and anticipated cash needs, that involve risks and uncertainties that could cause actual results to differ materially.

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

Overview

         We are the leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing and communications devices. From our inception in 1986 through 1994, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad™ and are now the leading supplier of touch pads to the notebook computer market. We estimate our market share to be approximately 61% for touch pads and approximately 40% for all notebook computer interfaces for fiscal 2001. We believe our market share penetration results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of OEMs.

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

         In April 2000, we began shipping our initial dual pointing solution, which includes third-party products, that enables notebook OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk™, into a dual pointing application for use in a notebook computer. A design win means that a customer and we have agreed on the product design specifications, the pricing, and the development and production schedules. With the introduction of our TouchStyk, we now offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications. We believe that our proprietary TouchStyk will enable us to penetrate that portion of the notebook market, which is approximately 29%, that utilizes the pointing stick as the interface solution, and thereby increase our total market share of the overall notebook interface market. In addition, we plan to leverage our industry-leading capacitive sensing technology and introduce our new ClearPad™ and Spiral® technologies into the emerging iAppliance markets.

         We have experienced significant demand for our dual pointing solutions, which results in higher revenue because we are able to sell two interface solutions for each notebook computer. Most of our dual pointing revenue has been derived from product solutions that include a significant percentage of third-party products, which we either resell or license. As a consequence, the gross margin on our dual pointing revenue was initially well below the gross margin we experience from the sale of our proprietary interface solutions. Beginning in the second half of fiscal 2001 we began to see the benefits from phasing in cost improvement programs aimed at reducing the cost of our dual pointing solutions. For fiscal 2001, however, dual pointing revenue had a significant negative impact on our gross margin. Although our dual pointing solutions containing important third-party products will continue to represent a significant portion of our dual pointing revenue for the foreseeable future, we began shipments of our new proprietary dual pointing solutions in the first quarter of fiscal 2002. Shipments of our proprietary dual pointing solutions have sustained steady growth over the first nine months of fiscal 2002. The combination of the full implementation of our cost improvement programs for our dual pointing solutions containing important third-party products together with our new proprietary dual pointing solutions have improved our gross margin in the first nine months of fiscal 2002 as compared to our gross margin in fiscal 2001.

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

         Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we primarily use one third-party manufacturer to provide our ASICs, and in certain cases, we also rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of sales includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of sales.

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

         Our research and development expenses include expenses related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing market and to develop new technologies for new markets. In fiscal 2000, we significantly increased our research and development expenses as a result of our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom, which has been developing inductive pen-sensing technology applicable to new markets we intend to address. Also related to this acquisition was the write-off in fiscal 2000 of acquired in-process research and development of $855,000 and the amortization of goodwill and other intangible assets of approximately $502,000. The amortization of goodwill and other intangible assets related to this acquisition totaled $753,000 in fiscal 2001 and $89,000 for the nine months ended March 31, 2002. We expect to record significantly lower amortization in future periods as a result of the adoption of SFAS 142, under which goodwill is no longer subject to amortization.

         Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. These expenses have generally increased, reflecting increased staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing market and penetration into new markets. We utilize both inside sales personnel and outside sales representatives and agents.

         In connection with the grant of stock options to our employees, we recorded deferred stock compensation of approximately $2.1 million through fiscal 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We have also recorded $303,000 of deferred compensation related to options granted to consultants through fiscal 2001. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We recorded amortization of deferred stock compensation of approximately $82,000 and $597,000 in fiscal 2000 and 2001, respectively, and approximately $363,000 for the nine months ended March 31, 2002. We will incur substantial expense in future periods as a result of the amortization of the remaining $1.3 million of deferred stock compensation relating to previously granted stock options.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

         Revenue was $24.4 million for the three months ended March 31, 2002 compared to $19.6 million for the three months ended March 31, 2001, an increase of 24.4%. The increase in revenue was attributable to increased unit shipments, partially offset by a lower-priced product mix, and, to a lesser extent, general competitive pricing pressure. Revenue from our dual pointing solutions, which approximately doubles our revenue content per notebook, represented approximately 45% of our revenue for the three months ended March 31, 2002, which was in line with our expected range of 40% to 50%.

         Gross margin as a percentage of revenue was 41.9% for the three months ended March 31, 2002 compared to 29.1% for the three months ended March 31, 2001. The improvement in gross margin as a percentage of revenue resulted from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through the combination of design and process improvements, lower outside assembly costs, generally lower costs for materials and electronic components, and the introduction of our proprietary dual pointing solutions, partially offset by general competitive pricing pressure.

         Research and development expenses increased 52.8% to $4.1 million, or 16.7% of revenue, for the three months ended March 31, 2002 from $2.7 million, or 13.6% of revenue, for the three months ended March 31, 2001. The major contributor to the increase in spending was higher compensation costs associated with increased staffing levels. Higher product development costs, including outside services and materials costs, also contributed to this increase.

         Selling, general, and administrative expenses increased slightly to $2.4 million, or 9.6% of revenue, for the three months ended March 31, 2002 from $2.3 million, or 11.9% of revenue, for the three months ended March 31, 2001. The increase in actual spending reflected costs incurred related to our filings with the Securities and Exchange Commission, which included amendments to our initial public offering and periodic and quarterly filings, increased staffing, and increased expenses related to our higher operating levels, partially offset by lower sales commissions resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts.

         The three months ended March 31, 2001 include amortization of goodwill and other acquired intangible assets related to acquisitions of $188,000. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on July 1, 2001, amortization of goodwill was terminated, which resulted in significantly lower amortization charges in the three months ended March 31, 2002 compared to the same period in the previous year. Amortization of other intangible assets continued in accordance with the previously determined useful economic lives, which resulted in total amortization charges of $30,000 in the three months ended March 31, 2002.

         The three months ended March 31, 2002 includes amortization expense for deferred stock compensation of $121,000 compared to $166,000 for the three months ended March 31, 2001. We expect to record amortization expense of $121,000 in the remaining three months of fiscal 2002, $475,000 in fiscal 2003, and the balance of $692,000 in future years.

         We generated operating income of $3.7 million for the three months ended March 31, 2002 compared to $363,000 for the three months ended March 31, 2001. The major contributors to the improvement in operating income included the increased revenue levels, the higher gross margin percentage resulting from the implementation of our cost-improvement programs for our dual pointing solutions, lower assembly costs, lower materials and electronic components costs, lower sales commissions related to the replacement of outside sales representatives with inside direct sales personnel, and the absence of amortization expense for goodwill. These factors were partially offset by higher compensation costs, resulting from our increased staffing levels, higher research and development project costs, and costs incurred related to our filings with the Securities and Exchange Commission, which included amendments to our initial public offering and periodic and quarterly filings.

         Net interest income was $108,000 for the three months ended March 31, 2002 compared to $35,000 for the three months ended March 31, 2002, reflecting the benefit of the net proceeds from our initial public offering of 5.0 million shares at $11.00 per share, which closed February 1, 2002.

         The provision for income taxes for the three months ended March 31, 2002 was $1.3 million compared to $5,000 for the three months ended March 31, 2001, reflecting the higher pre-tax profit levels. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate for the three months ended March 31, 2002 was approximately 35%, reflecting the benefit of a research and development tax credit, partially offset by nondeductible deferred compensation.

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001

         Revenue for the nine months ended March 31, 2002 was $74.4 million compared to $52.1 million for the nine months ended March 31, 2001, a 42.9% increase. The increase in revenue was mainly attributable to the increase in unit shipments, higher average selling prices resulting from the inclusion of both a touch pad and a pointing stick in our dual pointing solutions, which began shipping in the June 2000 quarter, and non-recurring engineering and patent license fees, partially offset by general competitive pricing pressure. Revenue from our dual pointing solutions represented approximately 49% of our revenue for the nine months ended March 31, 2002 compared to 40% for the nine months ended March 31, 2001.

         Gross margin as a percentage of revenue was 40.6% for the nine months ended March 31, 2002 compared to 30.7% for the nine months ended March 31, 2001. The improvement in gross margin as a percentage of revenue resulted from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through the combination of design and process improvements, lower outside assembly costs, generally lower costs for materials and electronic components, the introduction of our proprietary dual pointing solutions, and non-recurring engineering and patent license revenue, partially offset by general competitive pricing pressure.

         Research and development expenses increased 43.0% to $11.9 million, or 16.0% of revenue, for the nine months ended March 31, 2002 from $8.3 million, or 16.0% of revenue, for the nine months ended March 31, 2001. The major contributor to the increase in spending was higher compensation costs associated with increased staffing levels. Higher product development related expenses, including outside services and materials costs, also contributed to this increase.

         Selling, general, and administrative expenses for the nine months ended March 31, 2002 increased to $7.5 million, or 10.0% of revenue, from $6.6 million, or 12.6% of revenue, for the nine months ended March 3l, 2001. The increase in actual spending resulted from increased staffing, including additions to our inside sales force, increased expenses related to our higher operating levels, and costs incurred related to our filings with the Securities and Exchange Commission, which included amendments to our initial public offering and periodic and quarterly filings, partially offset by lower sales commissions resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts beginning in October 2001.

         The nine months ended March 31, 2001 reflected charges for the amortization of goodwill and other acquired intangible assets related to acquisitions of $580,000. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on July 1, 2001, amortization of goodwill was terminated, which resulted in significantly lower amortization charges in the nine months ended March 31, 2002 compared to the same periods in the previous year. Amortization of other intangible assets continued in accordance with the previously determined useful economic lives, which resulted in total amortization charges of $104,000 in the nine months ended March 31, 2002.

         The nine months ended March 31, 2002 includes amortization expense for deferred stock compensation of $363,000 compared to $478,000 for the nine months ended March 31, 2001. We expect to record amortization expense of $121,000 in the remaining three months of fiscal 2002, $475,000 in fiscal 2003, and the balance of $692,000 in future years.

         We generated operating income of $10.4 million for the nine months ended March 31, 2002 compared to $74,000 for the nine months ended March 31, 2001. The major contributors to the improvement in operating income included the increased revenue levels, the higher gross margin percentage resulting from the implementation of our cost-improvement programs for our dual pointing solutions, lower assembly costs, lower materials and electronic components costs, non-recurring engineering and patent license revenue, lower sales commissions related to the replacement of outside sales representatives with inside direct sales personnel, and lower amortization expense for goodwill and other acquired intangible assets. These factors were partially offset by higher compensation costs, resulting from our increased staffing levels, higher research and development project costs, and costs incurred related to our filings with the Securities and Exchange Commission, which included amendments to our initial public offering and periodic and quarterly filings.

         Net interest income was $76,000 for the nine months ended March 31, 2002 compared to $172,000 for the nine months ended March 31, 2001. The decline in net interest income primarily reflects the impact of lower interest rates on invested cash and higher interest expense partially offset by the benefit of the proceeds from our initial public offering of 5.0 million shares at $11.00 per share, which closed February 1, 2002.

         The provision for income taxes for the nine months ended March 31, 2002 was $3.7 million compared to $36,000 for the nine months ended March 31, 2001, reflecting the higher pre-tax profit levels. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate for the nine months ended March 31, 2002 was approximately 35%, reflecting the benefit of a research and development tax credit, partially offset by nondeductible deferred compensation.

Liquidity and Capital Resources

         Our cash and cash equivalents and short-term investments were $62.2 million as of March 31, 2002 compared to $3.8 million as of June 30, 2001. On February 1, 2002, we completed our initial public offering in which we sold 5.0 million shares at $11.00 per share, generating approximately $49.3 million of net proceeds, after the underwriters’ discount and estimated offering expenses.

         During the nine months ended March 31, 2002, net cash generated from operating activities was $9.5 million, primarily reflecting our net income of $6.8 million plus non-cash adjustments for depreciation, amortization of acquired intangible assets, and deferred stock compensation, and lower working capital. We expect that accounts receivable and inventory will increase if our revenue continues to grow and that we will continue to increase our investment in capital assets to expand our business.

         Investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and capital assets, which totaled $6.7 million and $1.1 million, respectively, for the nine months ended March 31, 2002.

         Financing activities for the first nine months of fiscal 2002 were primarily related to selling 5.0 million shares of our common stock at $11.00 per share to the public in our initial public offering, which closed on February 1, 2002. For the three years prior to our initial public offering, our financing activities have generally been related to the proceeds obtained from the financing of capital assets, offset by the related repayments under those transactions, plus the proceeds from the exercise of vested stock options. Net cash provided by financing activities for the nine months ended March 31, 2002 was $50.1 million.

         Our principal sources of liquidity as of March 31, 2002 consisted of $62.2 million in cash and cash equivalents and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit expires August 29, 2002, has an interest rate equal to 0.5% above Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line as of March 31, 2002. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our preferred stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of the carrying amount of our $1.5 million investment and accrued interest expense.

         We believe our existing cash balances and the working capital line of credit with Silicon Valley Bank will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investment in, or acquisition of, other technologies or companies. We cannot assure you that additional equity or debt financing will be available to us on acceptable terms or at all.

The table below presents our current contractual obligations to make future cash payments (in thousands):

	Payments Due by Period (March 31, 2002)

Contractual		Less than	1 – 3	4 – 5	After
Cash Obligations	Total	1 Year	Years	Years	5 Years

Note payable and

interest	$2,686	$—	$—	$—	$2,686

Building leases	2,248	699	1,428	121	—

Capital leases	890	497	393	—	—

Total	$5,824	$1,196	$1,821	$121	$2,686

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short term investments. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and is mainly comprised of government-backed securities and investment-grade instruments, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rate. We do not use our investment portfolio for trading or other speculative purposes.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of March 30, 2002 (in thousands):

						There-
Fiscal Year	2002	2003	2004	2005	2006	after	Total	Fair Value

Assets

Cash equivalents

Fixed rate amounts	$180	$—	$—	$—	$—	$—	$180	$180

Average rate	1.3%	—	—	—	—	—	1.3%

Variable rate amounts	$53,923	$—	$—	$—	$—	$—	$53,923	$53,923

Average rate	1.4%	—	—	—	—	—	1.4%

Short-term investments

Variable rate amounts	$—	$6,710	$—	$—	$—	$—	$6,710	$6,710

Average rate	—	2.1%	—	—	—	—	2.1%

Liability

Capital leases and equipment financing obligations

Fixed rate amounts	$182	$405	$231	$28	$—	$—	$846	$846

Average rate	7.35%	6.01%	5.19%	5.79%	—	—	6.07%

Note payable to related party

Fixed rate amounts	$—	$—	$—	$—	$—	$1,500	$1,500	$1,500

Average rate	—	—	—	—	—	6.0%	6.0%

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

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

         In connection with our initial public offering, we completed a change-of-domicile merger in which we were reincorporated in Delaware; our authorized capital was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share; each share of common stock, no par value, was converted into one share of common stock, $.001 par value; and all of the preferred stock was converted into 11,099,415 shares of common stock.

         From December 30, 2001 to January 31, 2002, we issued options to purchase an aggregate of 363,000 shares of our common stock at prices of $9.00 and $12.98 per share to employees and directors pursuant to the 2001 Incentive Compensation Plan.

         From December 30, 2001 to February 6, 2002, we issued options to purchase an aggregate of 2,300 shares of our common stock at a price of $9.00 per share to employees pursuant to the 1996 Stock Option Plan and the 2000 Nonstatutory Stock Option Plan.

         From December 30, 2001 to February 6, 2002, we issued and sold an aggregate of 46,163 shares of our common stock to employees for $104,210 in cash, pursuant to the exercise of options granted under our 1996 Stock Option.

         On January 30, 2002, we issued 25,898 shares of our common stock pursuant to the exercise of a warrant by one of our equipment lessors. The warrant was exercisable for preferred stock, which shares were subsequently converted into 25,898 shares of common stock in the change-of-domicile merger described above. The 25,898 shares are included in the 11,099,415 shares stated above. The exercise was cashless, with the warrantholder paying the exercise price by surrendering 6,102 shares of our common stock.

Use of Proceeds

         Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-56026) that was declared effective by the Securities and Exchange Commission on January 28, 2002. A total of 5,750,000 shares of our common stock were registered and sold in this offering. Of these shares, 5,000,000 shares were registered and sold on our behalf and 750,000 shares were registered and sold on behalf of certain selling stockholders. All 5,750,000 shares were sold at an initial public offering price of $11.00 per share, for an aggregate offering price of $55 million on our behalf and $8.25 million on behalf of the selling stockholders. The shares were sold through a syndicate of underwriters managed by Bear, Stearns & Co. Inc., SG Cowen Securities Corporation, and SoundView Technology Corporation.

         We paid to the underwriters underwriting discounts and commissions totaling $3.8 million in connection with the offering and the selling stockholders paid underwriting discounts and commissions totaling $577,500. In addition, we estimate that we incurred additional expenses of approximately $1.9 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $5.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $49.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

         We intend to use the net proceeds from our initial public offering for the expansion of sales and marketing activities, for strategic relationships and acquisitions, and for working capital and general corporate purposes, including continued enhancement of our research and development and engineering capabilities. Pending these uses, since the time of receipt of the net proceeds, we have invested the net proceeds of this offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds will be invested to yield a favorable return.

         The amounts that we actually expend for these purposes will vary significantly depending on a number of factors, including future revenue growth and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None.

(b)  Reports on Form 8-K: None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 10, 2002	/s/ Francis F. Lee Francis F. Lee President and Chief Executive Officer

/s/ Russell J. Knittel Russell J. Knittel Senior Vice President and Chief Financial Officer