Form 10-K
period 2002-06-30
SYNAPTICS INC
filed 2002-09-12
CIK 817720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

Commission File Number 000-49602

SYNAPTICS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0118518

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2381 Bering Drive San Jose, California	95131

(Address of Principal Executive Offices)	(Zip Code)

(408) 434-0110

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Each Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

         The aggregate market value of Common Stock held by nonaffiliates of the registrant (19,171,828 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on September 6, 2002, was $113,688,940. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         As of September 6, 2002, there were outstanding 23,329,943 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

         Portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2002

Statement Regarding Forward-Looking Statements

         The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2003 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors.”

-i-

PART I

ITEM 1.       BUSINESS

Overview

         We are the leading worldwide developer and supplier of custom-designed user interface solutions for notebook computers. In our fiscal year ended June 30, 2002, we estimate that more than half of all notebooks shipped contained our products. Our original equipment manufacturer, or OEM, customers include Acer, Apple, Dell, Hewlett-Packard/Compaq, and Samsung, as well as Fujitsu/Siemens, IBM, NEC, Sony, and Toshiba. We generally supply our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. These contract manufacturers include Arima, Compal, Inventec, Mitac, Nypro, Quanta, and Wistron.

         The latest industry projections for notebook shipments for 2002-2006 show a compound annual growth rate of 12.7% compared to 8.6% for desktop computers, reflecting the continuing trend of corporate buyers to replace desktops with notebooks. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added interface solutions for each of the key end-user preferences. We estimate that in fiscal 2002 approximately 56% of all notebook computers sold used solely a touch pad interface; 25% used solely a pointing stick interface; 16% used a dual pointing interface, which consists of both a touch pad and a pointing stick; and 3% used some other type of interface. Our notebook product lines of touch pads and pointing sticks allow us to address 97% of the total notebook market. In fiscal 2002, we also expanded our customer base to include large Japanese-based notebook OEMs.

         Our TouchPad™ is a small, touch-sensitive pad that senses the position of a person’s finger on its surface to provide screen navigation, cursor movement, and a platform for interactive input. Our TouchPads offer various advanced features, such as virtual scrolling; customizable tap zones to simulate mouse clicks, launch applications, or perform other select functions; Palm Check to eliminate false activation; and Edge Motion to continue cursor movement when the user’s finger reaches the edge of the touch pad. Our TouchPads are custom designed to meet our OEM customers’ specifications regarding electrical interface, size, thickness, functionality, and driver software for various advanced features and operating systems. Our pointing stick solutions, including TouchStyk™, our proprietary pointing stick solution, enable computer manufacturers to offer end users the choice of a touch pad, a pointing stick, or a combination of both interface devices. TouchStyk is a self-contained, easily integrated module that uses similar sensing technology as our TouchPad. Our QuickStroke® provides a fast, easy, and accurate way to input Chinese characters and has the potential to become a primary interface for the Chinese language market. Using our patented pattern recognition software with our TouchPad, QuickStroke can recognize handwritten, partially finished Chinese characters, thereby saving considerable time and effort.

         We believe our extensive intellectual property portfolio, our experience in providing interface solutions to major OEMs, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple applications in many markets. Based on these strengths, we are addressing the opportunities created by the growth of a new class of mobile computing and communications devices, which we call information appliances, or “iAppliances,” as well as a variety of other electronic devices. iAppliances include personal digital assistants, or PDAs, smart phones, and MP3 portable jukeboxes as well as a variety of mobile, handheld, wireless, and Internet devices. Other electronic devices include Touchpads for set-top box remote controls for Internet access and home entertainment utilizing the user’s television screen as the monitor as well as touch screens for use in ATMs, kiosks, Web phones, and interactive gaming machines. We believe our existing technologies, our new product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to penetrate the markets for iAppliances and other electronic devices. We have not yet, however, penetrated these markets in a manner that has resulted in significant revenue to us.

         We continually strive to introduce new user interface solutions, including solutions for iAppliance and other electronic devices. These solutions include ClearPad™ and Spiral™ as well as our new touch sensitive scroll wheel, touch sensing modules for large touch screens, integrated fingerprint touch pad module, and touch pads with embedded character recognition software. Our ClearPad touch screen solution is a thin sensor that can be placed over any surface, including display devices, such as liquid crystal displays, or LCDs. The ClearPad is a lightweight, low power consumption solution, and its flexible design allows it to be mounted on curved surfaces, such as the lens of a cellular phone. ClearPad is an extension of our capacitive TouchPad technologies. Unlike standard resistive touch screens, ClearPad eliminates the need for an internal air gap, which causes internal reflections and their associated adverse impact on display quality. This performance advantage makes ClearPad an excellent solution for devices with color displays or for use outdoors. Our Spiral is a thin, lightweight, low power consumption, inductive pen-sensing system. The Spiral sensor lies behind an LCD screen, effectively permitting 100% light transmissivity and lower overall power consumption resulting from reduced backlighting requirements. Spiral uses a patented inductive coupling technology that offers the unique feature of proximity sensing to measure the position of the pen relative to the pen-based device.

         ClearPad’s first application is in a new high-end Toshiba notebook; touch wheel, an integrated solid-state interface device utilizing our capacitive touch sensing technology, is being used in a recently introduced MP3 portable jukebox; the first application for the touch sensing module for the large touch screens is expected to be in ATM machines; our integrated Fingerprint TouchPad module, which provides biometric security for notebooks, is expected to begin shipments in the next 12 months; and our TouchPad with embedded Chinese character recognition software is being developed for integration into the public access telephones of a China-based communications company to enable short text messaging services in China.

Our Strategy

         Our objective is to continue to enhance our position as the world’s leading supplier of interface solutions for the notebook computer market and to become a leading supplier of interface solutions for other markets, including the markets for iAppliances and other electronic devices. Key aspects of our strategy to achieve this objective include the following:

Extend Our Technological Leadership

         We plan to utilize our extensive intellectual property portfolio and technological expertise to provide competitive advantages, extend the functionality of our product solutions, and offer innovative product solutions to customers across multiple market segments. We intend to continue to utilize our technological expertise to reduce the overall size, weight, cost, and power consumption of our interface solutions while increasing their applications, capabilities, and performance. We plan to expand our research and development efforts through strategic acquisitions and alliances, increased expenses, and the hiring of additional engineering personnel. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional interface solutions to our target markets.

Enhance Our Leadership Position in the Notebook Computer Market

         We intend to continue to introduce market-leading interface solutions in terms of performance, functionality, size, and ease of use. Our touch stick solutions, including our proprietary TouchStyk, enable us to address both the pointing stick and the expanding dual pointing segments of the notebook interface market. Our new pen-sensing applications, multi-finger gestures, and scroll strip products are designed to provide additional functionality that results in competitive advantages. Our hyper-thin TouchPad solution allows our customers to produce even thinner notebook computers.

Capitalize on Growth of New Markets

         We intend to capitalize on the growth of new markets, including the iAppliance markets, brought about by the convergence of computing and communications. We plan to offer innovative, easy-to-use interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers as a means to increase the functionality, reduce the size, lower the cost, and enhance the user experience of our customers’ products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve and demand new solutions.

Emphasize and Expand Customer Relationships

         We plan to emphasize and expand our strong and long-lasting customer relationships and to provide the most advanced interface solutions for our customers’ products. We recognize that our interface solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors. We continually attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality interface solutions on a timely and cost-effective basis. To do so, we work continually to improve our productivity, to reduce costs, and to speed the delivery of our interface solutions. We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts. We also devote considerable effort to support our customers after the purchase of our interface solutions.

Pursue Strategic Relationships and Acquisitions

         We intend to develop and expand strategic relationships to enhance our ability to offer value-added customer solutions, address new markets, rapidly gain market share, and enhance the technological leadership of our product solutions. Our strategic relationship with Three-Five Systems, a leading supplier of custom designed display modules, provides for the development and marketing of touch screen LCD products and the integration of our Spiral and ClearPad product solutions with their LCD displays for use in cellular phones, PDAs, and other electronic devices. We established our relationship with AuthenTec, a leading developer of fingerprint sensing technology, to develop fingerprint verification security capabilities for the notebook computer and iAppliance markets. Our strategic relationship with Zytronic, a developer of large glass laminated touch screen products, provides for the development of a capacitive touch sensing controller module to be integrated by Zytronic into its products. We intend to enter into additional strategic relationships with other leading companies in our target markets. We also intend to acquire companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.

Continue Virtual Manufacturing

         We plan to expand and diversify our production capacity through third-party relationships, thereby strengthening our virtual manufacturing platform. This strategy results in a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design; and reduces our capital expenditures. Our virtual manufacturing strategy allows us to maintain a variable cost model, in which we do not incur most of our manufacturing costs until our product solutions have been shipped and billed to our customers.

Product Solutions

         We develop, acquire, and enhance interface technologies that improve the way people interact with mobile computing and communications devices. Our innovative and intuitive interfaces accommodate many diverse platforms. Our extensive array of technologies includes ASICs, firmware, software, and pattern recognition and touch sensing technologies.

         Through our technologies, we seek to provide our customers with customized solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. Our new TouchStyk addresses the pointing stick and dual pointing portions of the notebook computer market; our new ClearPad addresses the notebook computer and iAppliance markets; and our new Spiral solution addresses the iAppliance markets. We believe our interface solutions offer the following characteristics:

•	Ease of Use. Our interface solutions offer the ease of use and intuitive interaction that users demand.

•	Small Size. The small, thin size of our interface solutions enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.

•	Low Power Consumption. The low power consumption of our interface solutions enables our customers to offer products with longer battery life or smaller battery size.

•	Advanced Functionality. Our interface solutions offer many advanced features to enhance user experience.

•	Reliability. The reliability of our interface solutions satisfies consumer demand for dependability, which is a major component of consumer satisfaction.

•	Durability. Our interface solutions withstand repeated use, severe physical treatment, and temperature fluctuations while providing a superior level of performance.

         We believe these characteristics will enable us to maintain our leadership position in the notebook computer market and will enhance our position as a technological enabler of iAppliances and other electronic devices and a differentiator for OEMs of these products.

         Our emphasis on technological leadership and customized-design capabilities positions us to provide unique interface solutions that address specific customer requirements. Our long-term working relationships with large, global OEMs provide us with experience in satisfying their demanding design specifications and other requirements. Our custom product solutions provide OEMs with numerous benefits, including the following:

•	customized, modular integration;

•	reduced product development costs;

•	shorter product time to market;

•	compact and efficient platforms;

•	improved product functionality and utility; and

•	product differentiation.

         We work with our customers to customize our solutions in order to meet their design requirements. This collaborative effort reduces the duplication and overlap of investment and resources, enabling our OEM customers to devote more time and resources to the market development of their products.

         We utilize capacitive and inductive technologies rather than traditional resistive technology in our product solutions. Unlike resistive technology, our capacitive and inductive technologies require no activation force, thereby permitting easy movement across the touch surface, and use no moving parts. Our capacitive technology also can be integrated with both curved and flat surfaces.

         Capacitive and inductive technologies provide additional key benefits over resistive technology. Capacitive and inductive sensors are fabricated without the air or liquid gap required by resistive technology, reducing undesirable internal reflections and the power requirements for the LCD backlight, thereby extending the battery life of small handheld devices. Capacitive and inductive technologies also allow for much thinner sensors than resistive technology, allowing for slimmer, more compact, and unique industrial designs.

Products

         We offer customers user interface solutions that provide competitive advantages. Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

         The following table sets forth certain information relating to our proprietary products.

Product	Description	Status

TouchPad	Small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance	Commercially available

TouchStyk	Self-contained, easily integrated module that uses similar capacitive technology as our TouchPad	Commercially available

Dual Pointing Solution	Combined solution of TouchPad and TouchStyk	Commercially available

ClearPad	Customizable touch screen solution with a clear thin sensor that can be placed over any viewable surface	Commercially available

Spiral	Thin, lightweight, low power, inductive pen sensing solution	Prototype completed Engineering Samples

QuickStroke	Pattern recognition technology that combines our software with our TouchPad	Commercially available

TouchPad™

         In fiscal 2002, we supplied approximately 70% of the touch pads used in notebook computers throughout the world. Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides the most accurate, comfortable, and reliable method for screen navigation and cursor movement, and provides a platform for interactive input, which allows our customers to provide stylish, simple, user-friendly, and intuitive interface solutions for both the consumer and professional markets. Our TouchPads offer various advanced features, including the following:

•	Virtual scrolling. This feature enables the user to scroll through any document by swiping a finger along the side or bottom of the TouchPad.

•	Customizable tap zones. These zones permit separate portions of the TouchPad to be used to simulate mouse clicks, launch applications, and perform other selected functions.

•	Palm Check. Palm Check eliminates false activation when a person’s palm accidentally rests on the TouchPad.

•	Edge Motion. This permits cursor movement to continue when a user’s finger reaches the edge of the TouchPad.

•	Tapping and dragging of icons. This feature allows the user to simply tap on an icon in order to drag it, rather than being forced to hold a button down in order to drag an icon.

•	Multi-finger gestures. This feature allows the user to designate specific actions when more than one finger is used on the TouchPad.

         Our TouchPads are available in a variety of sizes and can be designed to meet the electrical and mechanical specifications of our customers. Customized driver software ensures the availability of specialized features.

         Our fingerprint touch pad is an integrated biometric security and interface solution for fingerprint verification for notebook access.

         Utilizing our TouchPad technology, we have introduced our scroll strip, a touch-sensitive device similar to a TouchPad. Our initial applications will be to mount the scroll strip within keyboards, external mice, and portable communication devices. Users can take advantage of the scroll strip to easily scroll up and down Web pages or word processing documents. Future applications for the scroll strip may include cellular phones and other communications and computing devices.

TouchStyk™

         TouchStyk, our proprietary pointing stick interface solution, is a self-contained, easily integrated module that uses similar capacitive technology as our TouchPad. TouchStyk is enabled with press-to-select and tap-to-click capabilities and can be easily integrated into multiple computing and communications devices. We have reduced the number of components needed to control the pointing device, allowing the electronics for the TouchStyk to be mounted directly on the printed circuit board, or PCB, of the unit. In addition, this design greatly reduces susceptibility to electromagnetic interference, thereby providing greater pointing accuracy and preventing the pointer from drifting when not in use.

         Our TouchStyk can operate either with our proprietary algorithms or algorithms licensed from IBM. This allows OEMs to select the algorithms of their choice while still gaining the advantages of our pointing stick solution. Our modular approach allows OEMs to include our TouchPad, our TouchStyk, or a combination of both interfaces in their notebook computers.

         We are currently shipping our TouchStyk in connection with our dual pointing solutions. With respect to the portion of the notebook computer market that uses a pointing stick as the sole interface, our TouchStyk has been qualified for use by two OEM customers.

Dual Pointing Solutions

         Our dual pointing solutions offer both a touch pad and a pointing stick in a single notebook computer, enabling users to select their interface of choice. Our dual pointing solution also provides the end user the ability to use both interfaces interchangeably. Our dual pointing solution provides the following advantages:

•	cost-effective and simplified OEM integration;

•	simplified OEM product line since one device contains both solutions;

•	single-source supplier, which eliminates compatibility issues; and

•	end user flexibility since one notebook can address both user preferences.

         We have developed two solutions for use in the dual pointing market. Our first solution integrates all the electronics for controlling a third-party resistive strain gauge pointing stick onto our TouchPad PCB. This solution simplifies OEM integration by eliminating the need to procure the pointing stick electronics from another party and physically integrate them into the notebook. Our second dual pointing solution uses our TouchStyk rather than a third-party pointing stick, and offers the same simplified OEM integration. The second solution is a completely modular design, allowing OEMs to offer TouchPad-only, TouchStyk-only, or dual pointing solutions on a build-to-order basis.

ClearPad™

         ClearPad, our innovative and customizable touch screen solution, consists of a clear thin sensor that can be placed over any viewable surface, including display devices such as LCDs. ClearPad is controlled by a small electronics module, which can be located remotely from the sensor. Similar to our traditional TouchPad, our ClearPad has various distinct advantages, including light weight; low profile form factor; high reliability, durability, and accuracy; and low power consumption. In addition, ClearPad enables visual information display in conjunction with touch commands.

         The size and shape of both the sensor surface and electronics module can be customized for many applications. ClearPad can be mounted on a curved surface, resulting in new opportunities for industrial design. In applications with extreme space constraints, the electronic module can be integrated into an existing PCB. ClearPad also can emulate physical buttons or slider switches displayed on an active display device or printed on an underlying surface.

         ClearPad is an extension of our capacitive TouchPad technologies. Standard resistive touch screens include an air gap, causing significant internal reflections that degrade the quality of the display. When used as a touch screen, ClearPad eliminates the internal air gap present in resistive touch screens, significantly decreasing internal reflections and their associated impact on display quality. This makes ClearPad an excellent solution for use outdoors and for devices with color displays.

         We believe ClearPad is well suited for widespread application in the iAppliance markets. These applications include the following:

• PDAs	• Internet devices

• smart phones	• e-mail terminals

• smart handheld devices	• automotive controls and displays

• Web terminals	• interactive games and toys

         We have used our ClearPad technology to develop a product solution that replaces the touch pad in notebook computers. Our solution consists of a ClearPad mounted over an LCD display. This solution provides all of the features of a standard touch pad while providing information content and additional features, including an application launcher, calendar, calculator, and signature input. We have developed this solution with a USB interface for significant and rapid data transfer and easy integration into notebook computer designs.

Spiral™

         Spiral is a thin, lightweight, low power, inductive pen-sensing solution. The Spiral sensor lies behind an LCD screen, effectively permitting 100% light transmissivity and lower overall power consumption resulting from reduced backlighting requirements. Spiral uses a patented inductive coupling technology that offers the unique feature of proximity sensing, which measures the precise position of the tip of the pen relative to a pen-based device. This feature enhances applications by providing better user interaction and experience. Spiral also has a high tolerance to user abuse. Spiral combines 100% light transmissivity, high accuracy, high noise immunity, and a passive stylus into a solution that provides alternatives for richer user interfaces.

         We anticipate that Spiral will be used in new markets that require high-quality pen-based solutions. The applications in the iAppliance markets are expected to be similar to those of ClearPad.

QuickStroke®

         QuickStroke provides a fast, easy, and accurate way to input Chinese characters. Using our recognition technology that combines our patented software with our TouchPad, QuickStroke can recognize handwritten, partially finished Chinese characters, thereby saving considerable time and effort. Our QuickStroke operates with our touch pad products that can be integrated into notebook computers, keyboards, and a host of stand-alone interface devices that use either a pen or a finger.

         Our patented Incremental Recognition Technology™ allows users to simply enter the first few strokes of a Chinese character and QuickStroke accurately interprets the intended character. Since the typical Chinese character consists of an average of 13 strokes, QuickStroke technology saves considerable time and effort. QuickStroke provides a solution to enhance Chinese communication for both business and personal use electronic devices.

Technologies

         We have developed and own an extensive array of technologies encompassing ASICs, firmware, software, and pattern recognition and touch sensing technologies. With 64 U.S. patents issued and 27 U.S. patents pending, we continue to develop technology in those areas. We believe these technologies and the related intellectual property create significant barriers for competitors and allow us to provide interface solutions in a variety of high-growth market segments.

         Our broad line of interface solutions currently is based upon the following key technologies:

•	capacitive position sensing technology;

•	capacitive force sensing technology;

•	transparent capacitive position sensing technology;

•	inductive position sensing technology;

•	pattern recognition technology;

•	mixed signal very large scale integrated circuit, or VLSI, technology; and

•	proprietary microcontroller technology.

         In addition to these technologies, we have the core competency of developing software that provides unique features, such as virtual scrolling, customizable tap zones, Palm Check, Edge Motion, tapping and dragging of icons, and multi-finger gestures. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Mac OS, Pocket PC, Palm OS, Symbian, UNIX, and LINUX, provides us with a key competitive advantage.

         Capacitive Position Sensing Technology. This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a conductive stylus on a flat or curved surface, such as our TouchPad. Our technology works with very light touch and provides highly responsive cursor navigation and scrolling. It uses no moving parts, can be embedded in a tough plastic coating, and is extremely durable.

         Capacitive Force Sensing Technology. This technology senses the direction and magnitude of a force applied to an object. The object can either move when force is applied, like a typical joystick used for gaming applications, or it can be isometric, with no perceptible motion during use, like our TouchStyk. The primary competition for this technology is resistive strain gauge technology. Resistive strain gauge technology requires electronics that can sense very small changes in resistance, presenting significant challenges to the design of that circuitry, including sensitivity to electrical noise and interference. Our electronic circuitry determines the magnitude and direction of an applied force, permits very accurate sensing of tiny changes in capacitance, and minimizes interference from electrical noise.

         Transparent Capacitive Position Sensing Technology. This technology allows us to build transparent sensors for use with our capacitive position sensing technology, such as in our ClearPad. It has all the advantages of our capacitive position sensing technology and allows for visual feedback when incorporated with a display device such as an LCD. Our technology never requires calibration, does not produce undesirable internal reflections, and has reduced power requirements, allowing for longer battery life.

         Inductive Position Sensing Technology. This technology provides a method for sensing the presence and position, in three dimensions, of a pen on surfaces like the touch screen used in smart handheld devices. The sensor board can be placed behind the display screen, such as an LCD, thus eliminating any undesirable reflections or transmissivity losses and the need for backlighting, which enhances battery life. This technology could be used in the future for other position sensing applications.

         Pattern Recognition Technology. This technology is a set of software algorithms for converting real-world data, such as handwriting, into a digital form that can be manipulated within a computer, such as our QuickStroke product and gesture decoding for our TouchPad products. Our technology provides reliable handwriting recognition and facilitates signature verification.

         Mixed Signal VLSI Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital real-world signals like the position of a finger or stylus on a surface. Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products, which provides cost and performance advantages over our competitors.

         Proprietary Microcontroller Technology. This technology consists of proprietary 16-bit microcontroller cores embedded in the digital portion of our mixed signal ASIC, which allows us to optimize our ASIC for position sensing tasks. Our embedded microcontroller provides great flexibility in customizing our product solutions utilizing firmware, which eliminates the need to design new circuitry for each new application.

Competing Technology

         Many interface solutions currently utilize resistive sensing technology. Resistive sensing technology consists of a flexible membrane above a flat, rigid, electrically conductive surface. When finger or stylus pressure is applied to the membrane, it deforms until it makes contact with the rigid layer below, at which point attached electronics can determine the position of the finger or stylus. Since the flexible membrane is a moving part, it is susceptible to mechanical wear and will eventually suffer degraded performance. Due to the way that resistive position sensors work, it is not possible for them to detect more than a single finger or stylus at any given time. The positional accuracy of a resistive sensor is limited by the uniformity of the resistive coating as well as by the mechanics of the flexible membrane. Finally, due to reduced transmissivity, or the amount of light that can pass through the display, resistive technology requires the use of a backlight, thereby reducing the battery life of the device.

Research and Development

         We conduct active and ongoing research and development programs that focus on advancing our technologies, developing new products, improving design processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development concentrates on our market-leading interface technologies, especially on improving the performance of our current product solutions and expanding our technologies to serve new markets. Our vision is to develop solutions that integrate touch, handwriting, vision, and voice capabilities that can be readily incorporated into varied electronic devices.

         Our research and development programs focus on the development of accurate, easy to use, feature rich, reliable, and intuitive user interfaces for electronic devices. We believe our innovative interface technologies can be applied to many diverse platforms. As a result, we are currently focusing considerable research and development efforts on interface solutions for iAppliances and other electronic devices. We believe the interface will be a key factor in the differentiation of these products. We anticipate that our interface technologies will enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability. We also pursue strategic acquisitions and enter into strategic relationships to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.

         Our research, design, and engineering teams frequently work directly with our customers to design custom solutions for specific applications. We focus on enabling our customers to overcome technological barriers and enhance the performance of their products. We believe our efforts provide significant benefits to our customers by enabling them to concentrate on their core competencies of production and marketing.

         As of June 30, 2002, we employed 112 people in our technology, engineering, and product design functions in the United States, the United Kingdom, and Taiwan. Our research and development expenses were approximately $8.4 million in fiscal 2000, $11.6 million in fiscal 2001, and $16.6 million in fiscal 2002.

Intellectual Property Rights

         Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection.

         As of June 30, 2002, we held 64 U.S. patents and had 27 U.S. pending patent applications. These patents and patent applications cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.

         Patent applications that we have filed or may file in the future, may not result in a patent being issued. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. There can be no assurances that we will obtain registrations of trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands. In addition, our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, financial condition, and results of operations.

         Our extensive array of technologies includes ASICs, firmware, software, and pattern recognition and touch sensing technologies. Any one of our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products. Furthermore, the length and customization of the customer design cycle serve to protect our intellectual property rights. Our research, design, and engineering teams frequently work directly with our customers to design custom solutions for specific applications.

         We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products, and therefore some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited. Furthermore, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products and may use our technologies and products competitively and without appropriate limitations.

         Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries, such as China and Taiwan, in which we operate. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.

         We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of others. While we are not currently subject to any infringement claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.

Customers

         We currently serve the world’s ten largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, and on-time delivery have resulted in our serving as the sole source of notebook interfaces for many of our customers. We believe our strong relationship with our OEM customers, many of which are currently developing iAppliance and other products, will position us as a primary source of supply for their product offerings.

         Our OEM customers include the following:

•	Acer	•	Hewlett-Packard/Compaq

•	Apple	•	IBM

•	Asustek	•	Legend

•	Dell	•	NEC

•	Fujitsu/Siemens	•	Samsung

•	Gateway	•	Sony

•	Gericom	•	Toshiba

         We supply our OEM customers through their contract manufacturers. These contract manufacturers include Arima, Compal, Inventec, Mitac, Nypro, Quanta, and Wistron. During fiscal 2002, sales to Quanta and Nypro accounted for 16% and 12%, respectively, of our revenue. No other customer accounted for more than 10% of our revenue during this period.

         We consider both the OEMs and the contract manufacturers to be our customers. The OEMs typically determine the design and pricing requirements and make the overall decision regarding the use of our interface solutions in their products. The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges, except for warranty provisions.

Strategic Relationships

         We have established key strategic relationships to enhance our ability to offer value-added customer solutions and rapidly gain market share. We intend to enter into additional strategic relationships with other leading companies in our target markets.

Three-Five Systems

         Our strategic relationship with Three-Five Systems, a leading supplier of custom designed display modules, provides for the development and marketing of touch screen LCD products. We plan to expand our product solutions by integrating our ClearPad and Spiral touch screen solutions with LCD display modules developed by Three-Five Systems. We believe that LCD screens that incorporate our ClearPad technology result in superior LCD touch screens for use in a variety of OEM products, including cellular phones, MP3 players, and ultra-portable computers.

AuthenTec

         We established our relationship with AuthenTec, a leading developer of fingerprint sensing technology, to develop products that contain fingerprint verification security capabilities. We plan to incorporate fingerprint verification capabilities into our TouchPad products, allowing us to offer our customers enhanced security for their notebook computers and iAppliances. Before gaining access to the computer, users will be required to authenticate their identity by placing a finger on the fingerprint sensor that is integrated into a module containing our TouchPad product.

Zytronic

         We established our relationship with Zytronic, a developer of large glass laminated sensors, to develop a capacitive touch sensing controller to be integrated in Zytronic’s products. We jointly announced the availability of the integrated touch screens in March 2002, which are now being marketed and sold by Zytronic. These products can be used in applications utilizing large screen interface displays.

CityOne

         We established our relationship with CityOne Network Communications, a company specializing in research and development, manufacturing and sales of public communications systems and information terminal products in China, to develop and manufacture a character recognition enabled TouchPad module for short text message input for integration into CityOne public access telephones in China. The module, combining our QuickStroke Chinese character recognition software with a TouchPad, can be easily integrated into public telephones, as well as home telephones.

Sales and Marketing

         We sell our product solutions for incorporation into the products of OEMs. We generate sales through direct sales employees and sales representatives. Our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers’ decision makers throughout the product development and order process.

         We currently employ 34 sales and marketing professionals. We maintain five sales offices domestically and internationally, which are in the United States, the United Kingdom, Taiwan, Japan, and China. In addition, we maintain sales representatives in offices in Singapore, Korea, Japan, and Europe.

         International sales, primarily in the Asian and European markets, constituted approximately 95%, 86%, and 97% of our revenue in fiscal 2000, 2001, and 2002, respectively. Substantially all of these sales were made to companies that provide manufacturing services for major notebook computer OEMs. All of these sales were denominated in U.S. dollars, and we believe that a substantial portion of the notebooks containing our products were ultimately shipped to the United States.

Manufacturing

         We employ a virtual manufacturing platform through third-party relationships. We currently utilize a single semiconductor manufacturer to supply us with our requirements for our proprietary ASICs utilized in our notebook interface solutions.

         After production and testing, the ASICs are shipped to our subcontractors for assembly. During the assembly process, our ASIC is combined with other components to complete our product solution. The finished assembly is then shipped by our subcontractors directly to our customers for integration into their products.

         We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design; and reduces our capital expenditures. In addition, this strategy significantly reduces our inventory costs because we do not incur most of our manufacturing costs until we have actually shipped our product solutions to our customers and billed those customers for those products.

         Our third-party manufacturers are Asian-based organizations. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. The strategy of relying on those parties exposes us to vulnerability owing to our dependence on few sources of supply. We believe that other sources of supply are available. In addition, we may establish relationships with other manufacturing subcontractors in order to reduce our dependence on any one source of supply.

Backlog

         As of June 30, 2002, we had a backlog of orders of approximately $7.9 million. The backlog of orders as of June 30, 2001 was approximately $12.5 million. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Competition

         Our principal competitor in the sale of notebook touch pads is Alps Electric, a Japanese conglomerate. Our principal competitors in the sale of notebook pointing sticks are Alps Electric, NMB, and CTS. In the iAppliance interface markets, our potential competitors include Alps Electric, Panasonic, Gunze, and various other companies involved in user interface solutions. In certain cases, large OEMs may develop alternative interface solutions for their own products.

         In the notebook interface markets, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our new pointing stick solutions, including our proprietary TouchStyk, now enable us to address the approximate 25% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the user interface as well as to address the growing trend toward dual pointing interfaces. Our ability to supply OEMs with both TouchPads and TouchStyks enhances our market position since we can provide OEMs with the following advantages:

•	single source supplier that eliminates compatibility issues;

•	cost-effective and simplified OEM integration;

•	simplified product line to address both markets;

•	end user flexibility since one notebook can address both user preferences; and

•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.

         In the interface markets for iAppliances and other electronic devices, we intend to compete primarily based on the advantages of our capacitive, inductive, and neural pattern recognition technologies. We believe our technologies offer significant benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to other technologies. While these markets are just beginning to emerge, and we do not know what the competitive factors will ultimately be, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation in the notebook market. However, some of our competitors, particularly in the iAppliance and electronic device markets, have greater market recognition, large customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to introduce new product solutions and respond to customer requirements more quickly than we can. In addition, new competitors, alliances among competitors, or alliances among competitors and OEMs may emerge and allow competitors to rapidly acquire significant market share. Furthermore, our competitors may in the future develop technologies that more effectively address the interface needs of the notebook market and other markets.

         Our sales, profitability, and success depend on our ability to compete with other suppliers of interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop customers for interface solutions in other markets.

Employees

         As of June 30, 2002, we employed a total of 174 persons, including 28 in finance, administration, and operations, 34 in sales and marketing, and 112 in research and development. Of these employees, 128 were located in the United States, 25 in the United Kingdom, and 21 in Taiwan, some of which also spend time in our satellite offices in Hong Kong, China, and Thailand. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

         Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

         The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Francis F. Lee	50	President, Chief Executive Officer, and Director

Donald E. Kirby	54	Senior Vice President and General Manager PC Products

Russell J. Knittel	52	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Shawn P. Day, Ph.D.	36	Vice President of Research and Development

Richard C. McCaskill	54	Vice President of Marketing and Business Development

David T. McKinnon	55	Vice President of System Silicon

Thomas D. Spade	36	Vice President of Worldwide Sales

William T. Stacy, Ph.D.	60	Vice President of Operations

         Francis F. Lee has served as a director and the President and Chief Executive Officer of our company since December 1998. He was a consultant from August 1998 to November 1998. From May 1995 until July 1998, Mr. Lee served as General Manager of NSM, a Hong Kong-based joint venture between National Semiconductor Corporation and S. Megga. Mr. Lee held a variety of executive positions for National Semiconductor from 1988 until August 1995. These positions included Vice President of Communication and Computing Group, Vice President of Quality and Reliability, Director of Standard Logic Business Unit, and various other operations and engineering management positions. Mr. Lee holds a Bachelor of Science degree, with honors, in electrical engineering from the University of California at Davis.

         Donald E. Kirby has been Senior Vice President and General Manager PC Products of our company since November 2001. He served as the General Manager PC Products and Vice President of Operations of our company from August 1999 until October 2001. From September 1997 to July 1999, Mr. Kirby served as Vice President of Technology Infrastructure and Core Technology Group of National Semiconductor; from January 1997 to August 1997, he served as Director of Strategic Technology Group of National Semiconductor; and from October 1995 to December 1996, he served as Director of Operations/ Co-GM, LAN Division of National Semiconductor. Mr. Kirby holds a patent for a Micro-controller ROM Emulator.

         Russell J. Knittel has been Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company since November 2001. He served as the Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 until October 2001. Mr. Knittel served as Vice President and Chief Financial Officer of Probe Technology Corporation from May 1999 to March 2000. He was a consultant from January 1999 until April 1999. Mr. Knittel held Vice President and Chief Financial Officer positions at Starlight Networks from November 1994 to December 1998. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.

         Shawn P. Day, Ph.D. has been the Vice President of Research and Development of our company since June 1998. He served as the Director of Software Development of our company from November 1996 until May 1998 and as principal software engineer from August 1995 until October 1996. Mr. Day holds a Bachelor of Science degree and a Doctorate, both in electrical engineering, from the University of British Columbia in Vancouver, Canada.

         Richard C. McCaskill has been the Vice President of Marketing and Business Development of our company since May 2000. Mr. McCaskill served as the Executive Vice President and General Manager for ART

Inc., a speech and handwriting recognition company, from December 1996 to April 2000. Mr. McCaskill served as a consultant for ART Inc. and Micropolis from June 1996 to December 1996. From April 1993 to May 1996, Mr. McCaskill held the position of Vice President of Technology at Reveal Computer Products, a sister company to Packard Bell Computers. Mr. McCaskill holds a Bachelor of Science degree in electrical engineering from California State University at Los Angeles.

         David T. McKinnon has been the Vice President of System Silicon of our company since September 2001. From May 2000 until September 2001, Mr. McKinnon served as a consultant to start-up companies in the networking IC sector. From April 1998 until April 2000, Mr. McKinnon served as Vice President of Networking Business for Level One Communications. From December 1995 until April 1998, Mr. McKinnon served as the Chief Operating Officer/ Chief Technical Officer of the Japan Business Group of National Semiconductor. Mr. McKinnon holds a Bachelor of Science degree with Honors in Electrical and Electronic Engineering and a Masters in Science, Digital Techniques in Communications & Control from Heriot-Watt University in Edinburgh, Scotland.

         Thomas D. Spade has been the Vice President of Worldwide Sales of our company since July 1999. From May 1998 until June 1999, he served as our Director of Sales. From May 1996 until April 1998, Mr. Spade was the Director of International Sales for Alliance Semiconductor. Mr. Spade previously has held additional sales and management positions at Alliance Semiconductor, Anthem Electronics, Arrow Electronics, and Andersen Consulting. Mr. Spade holds a Bachelor of Arts degree in economics and management from Albion College.

         William T. Stacy, Ph.D. has been the Vice President of Operations of our company since October 2001. From August 1992 to June 2001, Mr. Stacy held a number of business management positions in the Data Management and Analog Groups of National Semiconductor. Most recently, from April 1999 until June 2001, he was Vice President of the Wireless Division. Prior to joining National, he held a series of operational and business management positions at Philips Semiconductors. He started his career in Philips Research Laboratories in Eindhoven, where he worked on magnetic and semiconducting device structures. Mr. Stacy holds a Bachelor of Science degree in physics and mathematics from Oregon State University and a Masters and Ph.D. degree in physics from the University of Illinois.

RISK FACTORS

         You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.

We currently depend on TouchPad and TouchStyk products, and the notebook computer market, for our revenue, and a downturn in this product or market could have a more disproportionate impact on our revenue than if we were more diversified.

         Historically, we derived substantially all of our revenue from the sale of our TouchPads for notebook computers. Our new pointing stick solutions, including our proprietary TouchStyk, which also address the notebook computer market, began to produce revenue in the second half of fiscal 2002. The PC market as a whole recently has experienced a slowdown in growth. While our long-term objective is to derive revenue from multiple interface solutions for both the notebook computer market and the iAppliance and other electronic device markets, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent the most substantial portion of our revenue, in the near term. Although our revenue has continued to expand during the recent decline in demand for notebook computers as a result of an increase in our market share and the accelerating use of dual pointing solutions, we do not know whether we will be able to sustain or continue to increase our market share, that the use of dual pointing solutions will continue to expand, or that the notebook computer market will not continue to soften. As a result, a continuing or accelerating softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.

Our emerging interface business for iAppliances and other electronic devices may not be successful.

         Our emerging interface business for iAppliances and other electronic devices faces many uncertainties. Our inability to address these uncertainties successfully and to become a leading supplier of interfaces to these markets would result in a slower growth rate than we currently anticipate. We have not yet penetrated these markets in a manner that has resulted in meaningful revenue to us. We do not know whether our user interface solutions for these markets will gain market acceptance or will ever result in meaningful revenue to us. The failure to succeed in these markets would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.

         Various target markets for our interfaces in these markets, such as those for PDAs, smart phones, MP3 players, smart handheld devices, Web terminals, Internet appliances, and interactive games and toys, are uncertain, may develop slower than anticipated, or could utilize competing technologies. The market for certain of these products depends in part upon the development and deployment of wireless and other technologies, which may or may not address the needs of users of these new products.

         Our ability to generate significant revenue from the iAppliance and other electronic device markets will depend on various factors, including the following:

•	the development and growth of these markets;

•	the ability of our technologies and product solutions to address the needs of these markets, the requirements of OEMs, and the preferences of end users; and

•	our ability to provide OEMs with interface solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared to alternative solutions.

         Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We do not have any significant backlog of orders for our interface solutions to be incorporated in products in these markets. The revenue and income potential from these markets is unproven. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. We cannot predict the size or growth rate of these markets or the market share of these markets that we will achieve.

If our emerging Spiral solutions are not commercially accepted, our revenue growth will be negatively impacted.

         Our emerging Spiral solutions have no established track record. The failure to incorporate this technology successfully into our customers’ products as the interface of choice would adversely affect our revenue growth. To succeed, we must help potential customers recognize the performance advantages of our solutions. The ability to produce these new products in sufficient quantities and the revenue and income potential of our new solutions are unproven.

Our historical financial information is based on sales of interface solutions to the notebook computer market and may not be indicative of our future performance in other markets.

         Our historical financial information primarily reflects the sale of interface solutions for notebook computers. While we expect sales of our interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive an increasing percentage of our revenue from sales of our product solutions for additional markets, including iAppliances and other electronic devices. We do not have an operating history in these markets upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.

The products of our customers may not achieve market acceptance, particularly in the case of iAppliances and other electronic devices, and our sales will decline if sales of those products do not develop or decline.

         We do not sell any products to end users. Instead, we design various interface solutions that our OEM customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our interface solutions. Instead, we depend on our customers to manufacture and distribute products incorporating our interface solutions and to generate consumer demand through marketing and promotional activities. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our interface solutions.

         Our customer base historically has consisted primarily of major U.S.-based OEMs that sell notebook computers worldwide. During fiscal 2002, we began to ship products to many of the Japan-based OEMs. Competitive advances by Japan-based OEMs, which do not utilize our interface solutions broadly in their product offerings, at the expense of our U.S.-based OEM customers could result in lost sales opportunities for our customers. Any significant slowdown in the demand for our customers’ products or the failure in the marketplace of new products of our customers would adversely affect the demand for our interface solutions and our future sales would decline.

If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.

         Because our success depends on the widespread market acceptance of our customers’ products, we must continue to maintain our relationships with the leading notebook computer OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface technologies. Our failure to identify potential growth opportunities, particularly in new markets, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

         Our ability to meet the expectations of our customers requires us to provide innovative interface solutions for customers on a timely and cost-effective basis and to maintain customer satisfaction with our interface solutions. We must match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our customers could reduce their purchases from us and our sales would decline or fail to develop.

         Our customer relationships also can be affected by factors affecting our customers that are unrelated to our performance. These factors can include a myriad of situations, including business reversals of customers, determinations by customers to change their product mix or abandon business segments, or mergers, consolidations, or acquisitions involving our customers, such as the recent combination of Compaq and Hewlett-Packard.

We relied on two companies in fiscal 2002 for an aggregate of 28% of our sales, and the loss of sales to either of those companies could harm our business, financial condition, and results of operations.

         Sales to two companies that provide manufacturing services for major notebook computer OEMs accounted for 16% and 12% of our net revenue during the fiscal year ended June 30, 2002, and two companies accounted for 32% and 11% of our net revenue for the fiscal year ended June 30, 2001. These companies are Quanta and Nypro in both fiscal 2002 and fiscal 2001. Additionally, receivables from Shanghai Yi Hsin, Quanta, and Chenming Mold comprised a total of 39% of our accounts receivable at June 30, 2002.

         These contract manufacturers serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers in the notebook computer industry do not increase their orders or if we are unsuccessful in generating orders for interface solutions in other markets, including iAppliances and other electronic devices, from existing or new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

Our revenue may decline if customers for which we are sole source providers seek alternative sources of supply.

         We serve as the sole source provider for many of our customers. Those customers may choose to reduce their dependence on us by seeking second sources of supply, which could reduce our revenue. To remain a sole source provider, we must continue to demonstrate to our customers that we have adequate alternate sources for components, that we maintain adequate alternatives for production, and that we can deliver high value products on a timely basis.

We rely on others for our production, and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.

         We contract for all of our production requirements. The majority of our manufacturing is conducted in China, Thailand, and Taiwan by manufacturing subcontractors that also perform services for numerous other companies. We do not have a guaranteed level of production capacity. Qualifying new manufacturing subcontractors, and specifically semiconductor foundries, is time-consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our manufacturing subcontractors or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.

We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our results of operations.

         We depend on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities in China, Thailand, and Taiwan. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. Our manufacturers serve many other customers, a number of which have greater production requirements than we do. As a result, our manufacturing subcontractors could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.

         The inability to obtain sufficient quantities of components and other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia. In most cases, neither we nor our manufacturing subcontractors have long-term supply contracts with these suppliers. As a result, we are subject to economic instability in these Asian countries as well as to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products into which our product solutions are incorporated.

         From time to time, materials and components used in our product solutions or in other aspects of our customers’ products have been subject to allocation because of shortages of these materials and components. During portions of fiscal 2000 and 2001, limited manufacturing capacity for ASICs resulted in significant cost increases of our ASICs. Similar shortages in the future could cause delayed shipments, customer dissatisfaction, and lower revenue.

We are subject to lengthy development periods and product acceptance cycles, which can result in development and engineering costs without any future revenue.

         We provide interface solutions that are incorporated by OEMs into the products they sell. OEMs make the determination during their product development programs whether to incorporate our interface solutions or pursue other alternatives. This process requires us to make significant investments of time and resources in the custom design of interface solutions well before our customers introduce their products incorporating these interfaces and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements or that our products will be replaced by competitive products or alternative technological solutions. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could cause sales to be deferred or to be cancelled, which would adversely affect our operating results for that period.

We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.

         Our customers do not provide us with firm, long-term volume purchase commitments. As a result, customers can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in reduced revenue, excess inventory, and unabsorbed overhead. Substantially all of our sales to date have been in the notebook computer market, and we expect an increasing portion of our sales will be in the iAppliance and other electronics devices markets. All of these markets are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

         We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Some of our competitors, particularly in the markets for iAppliances and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.

         Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing new interface solutions, including those implementing new technologies;

•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new products;

•	our ability to meet our customer’s requirements for low power consumption, ease of use, reliability, durability, and small form factor;

•	the quality of our customer services;

•	the rate at which customers incorporate our interface solutions into their own products;

•	product or technology introductions by our competitors; and

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.

If we do not keep pace with technological innovations, our products may not be competitive and our revenue and operating results may suffer.

         We operate in rapidly changing markets. Technological advances, the introduction of new products, and new design techniques could adversely affect our business unless we are able to adapt to the changing conditions. Technological advances could render our solutions obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. As a result, we will be required to expend substantial funds for and commit significant resources to

•	continue research and development activities on existing and potential interface solutions;

•	hire additional engineering and other technical personnel; and

•	purchase advanced design tools and test equipment.

         Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers do so more effectively than we do.

Our efforts to develop new technologies may not result in commercial success, which could cause a decline in our revenue and could harm our business.

         Our research and development efforts with respect to new technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	difficulties with other suppliers of components for the products;

•	superior technologies developed by our competitors and unfavorable comparisons of our solutions with these technologies;

•	price considerations; and

•	lack of anticipated or actual market demand for the products.

         The nature of our business requires us to make continuing investments for new technologies. To facilitate the development of our inductive technology, we completed the acquisition of Absolute Sensors Limited during fiscal 2000. We may be required to make similar acquisitions and other investments in the future to maintain or enhance our ability to offer technological solutions.

         Significant expenses relating to one or more new technologies that ultimately prove to be unsuccessful for any reason could have a material adverse effect on us. In addition, any investments or acquisitions made to enhance our technologies may prove to be unsuccessful. If our efforts are unsuccessful, our business could be harmed.

We may not be able to enhance our existing product solutions and develop new product solutions in a timely manner.

         Our future operating results will depend to a significant extent on our ability to continue to provide new interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, and performance. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:

•	innovative development of new solutions for customer products;

•	utilization of advances in technology;

•	maintenance of quality standards;

•	efficient and cost-effective services; and

•	timely completion of the design and introduction of new interface solutions.

         Our inability to enhance our existing product solutions and develop new product solutions on a timely basis could harm our operating results and impede our growth.

A technologically new interface solution that achieves significant market share could harm our business.

         Our interface solutions are designed to integrate touch, handwriting, and vision capabilities. New computing and communications devices could be developed that call for a different interface solution. Existing devices also could be modified to allow for a different interface solution. Our business could be harmed if our products become noncompetitive as a result of a technological breakthrough that allows a new interface solution to displace our solutions and achieve significant market acceptance.

International sales and manufacturing risks could adversely affect our operating results.

         Our manufacturing and assembly operations are conducted in China, Thailand, and Taiwan, and we have other operations in Taiwan and the United Kingdom. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

•	difficulties and costs of staffing and managing a multi-national organization;

•	unexpected changes in regulatory requirements;

•	differing labor regulations;

•	potentially adverse tax consequences;

•	tariffs and duties and other trade barrier restrictions;

•	possible employee turnover or labor unrest;

•	greater difficulty in collecting accounts receivable;

•	the burdens and costs of compliance with a variety of foreign laws;

•	potentially reduced protection for intellectual property rights; and

•	political or economic instability in certain parts of the world.

         Sales to Taiwan-based contract manufacturers for OEMs based in the United States account for a significant percentage of our net sales. In fiscal 2002, sales to Taiwan-based contract manufacturers for U.S.-based OEMs alone accounted for 62% of our net sales. In the future, we expect sales to contract manufacturers for OEMs based in Europe and Japan to increase. The risks associated with international operations could negatively affect our operating results.

Our business may suffer if international trade is hindered, disrupted, or economically disadvantaged.

         Political and economic conditions abroad may adversely affect the foreign production and sale of our products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to sell interface solutions in foreign markets and to obtain materials or equipment from foreign suppliers.

         Changes in policies by the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations, restrictions on the transfer of funds, or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by countries in which we conduct business to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers and adversely impact our operating results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

         We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of the prices we pay for their goods and services. In the future, customers may make payments in non-U.S. currencies. In addition, a portion of our costs, such as payroll, rent, and indirect operating costs, are denominated in non-U.S. currencies, including British pounds and Taiwan dollars.

         Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

A majority of our outsourced operations are located in Taiwan, increasing the risk that a natural disaster, labor strike, war, or political unrest in that country would disrupt our operations.

         A majority of our outsourced operations are located in Taiwan. Events out of our control, such as earthquakes, fires, floods, or other natural disasters in Taiwan or political unrest, war, labor strikes, or work stoppages in Taiwan, would disrupt our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is currently significant political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

Variability of customer requirements resulting in cancellations, reductions, or delays may adversely affect our operating results.

         OEM suppliers must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our operating results. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have been able to obtain increased production capacity from our third-party manufacturers, we may be unable to do so at any given time to meet our customers’ demands if their demands exceed anticipated levels.

Our operating results may experience significant fluctuations that could result in a decline in the price of our stock.

         In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of our customers’ products;

•	timing of expenses in anticipation of future orders;

•	changes in product mix;

•	availability of manufacturing and assembly services;

•	changes in cost and availability of labor and components;

•	timely delivery of product solutions to customers;

•	pricing and availability of competitive products;

•	pressures on gross margins; and

•	changes in economic conditions.

         Accordingly, you should not rely on period-to-period comparisons as an indicator of our future performance. Fluctuations in our operating results may result in a decline in the price of our stock.

If we fail to effectively manage our growth, our infrastructure, management, and resources could be strained, our ability to effectively manage our business could be diminished, and our operating results could suffer.

         The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned growth effectively will require us to

•	successfully hire, train, retain, and motivate additional employees;

•	enhance our operational, financial, and management systems; and

•	expand our production capacity.

         As we expand and diversify our product and customer base, we may be required to increase our overhead and selling expenses. We also may be required to increase staffing and other expenditures, including expenses in order to meet the anticipated demand of our customers. Our customers, however, do not commit to firm production schedules for more than a short time in advance. Any increase in expenses in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and results of operations could suffer.

We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

         Our success depends substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with any of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

         Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We license from third parties certain technology used in and for our products. These third-party licenses are granted with restrictions, and there can be no assurances that such third-party technology will remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, financial condition, and results of operations. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

         Patents may not issue from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. There can be no assurances that we will obtain registrations of principle or other trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.

         We do not consistently rely on written agreements with our customers, suppliers, manufacturers and other recipients of our technologies and products, and therefore some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products and may use our technologies and products competitively and without appropriate limitations.

We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us.

         We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of others. While we are not currently subject to any infringement claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us. If forced to cease using such technology, there can be no assurance that we would be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business, financial condition, and results of operations.

         Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to make, use, or sell our products in the United States or abroad. Such a judgment could have a material adverse effect on our business, financial condition, and results of operations. In addition, we are obligated under certain agreements to indemnify the other party in connection with infringement by us of the proprietary rights of third parties. In the event we are required to indemnify parties under these agreements, it could have a material adverse effect on our business, financial condition, and results of operations.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

         The markets in which we compete are characterized by frequent litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries, such as China and Taiwan, in which we operate. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.

         Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

         In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and results of operations.

If we become subject to product returns and product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products and our business could be harmed.

         We develop complex products in an evolving marketplace. Despite testing by us and our customers, defects may be found in existing or new products. In fiscal 2001, a manufacturing error of one of our manufacturing subcontractors was discovered. Although the error was promptly discovered without significant interruption of supply and the manufacturing subcontractor rectified the problem at its own cost, any such manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers; cause us to incur significant warranty, support, and repair costs; and divert the attention of our engineering personnel from our product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. The occurrence of these problems would likely harm our business.

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.

         We anticipate that we will enter into various additional strategic alliances. Among other matters, we will explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to provide necessary know-how, components, or supplies; and to develop, introduce, and distribute products utilizing our technology. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

         We expect to review opportunities to acquire other businesses and technologies that would complement our current interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations, technologies, or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have little or no prior experience; and

•	potential loss of key employees of purchased organizations.

         We cannot assure you that we would be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could disrupt our operations and adversely affect our business.

The PC and electronics industries are cyclical and may result in fluctuations in our operating results and stock price.

         The PC and electronics industries have experienced significant economic downturns at various times, such as the downturn currently being experienced. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the PC and electronics industries are cyclical in nature. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

Legislation affecting the markets in which we compete could adversely affect our ability to implement our iAppliance strategy.

         Our ability to expand our business may be adversely impacted by future laws or regulations. Our customers’ products may be subject to laws relating to communications, encryption technology, electronic commerce, e-signatures, and privacy. Any of these laws could be expensive to comply with, and the marketability of our products could be adversely affected.

We must finance the growth of our business and the development of new products, which could have an adverse effect on our operating results.

         To remain competitive, we must continue to make significant investments in research and development, marketing, and business development. Our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

         From time to time, we may seek additional equity or debt financing to provide for funds required to expand our business. We cannot predict the timing or amount of any such requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

Continuing uncertainty of the U.S. economy may have serious implications for the growth and stability of our business and may negatively affect our stock price.

         The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the iAppliance and other electronic device markets. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.

The market price of our common stock may be volatile.

         The trading price of our common stock could be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.

         In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by technology companies concerning, among other things, their performance, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover.

         Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

Our stockholders’ rights plan may adversely affect existing stockholders.

         On August 14, 2002, we adopted a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the Rights Plan, we issued a dividend of one Preferred Share Purchase Right for each share of our common stock held by stockholders of record as of the close of business on August 19, 2002. Each right entitles stockholders to purchase, at an exercise price of $60 per share, one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock.

         In general, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.

Our officers, directors, and affiliated entities own a large percentage of our company, and they could make business decisions with which you disagree that will affect the value of your investment.

         Our executive officers, directors, entities affiliated with them, and other 5% or greater stockholders beneficially own approximately 28% of our outstanding common stock. These stockholders, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. Thus, actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company, which could cause our stock price to decline.

Sales of large numbers of shares could adversely affect the price of our common stock.

         All of the 23,329,943 shares outstanding as of September 6, 2002, are eligible for resale in the public markets. Of these shares, 6,489,377 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended, 455,747 shares are eligible for resale in the public markets by nonaffiliates subject to manner of sale rules under Rule 701, and 16,384,819 shares are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

         We have registered for offer and sale up to 5,886,208 shares of common stock that are reserved for issuance pursuant to our outstanding stock option plans and available for issuance pursuant to the employee stock purchase plan. Shares issued after the effective date of such registration statements upon the exercise of stock options or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance of such shares could depress the market price of our common stock.

         Stockholders owning 1,973,465 shares are entitled, under contracts providing for registration rights, to require us to register our securities owned by them for public sale.

         Sales as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

ITEM 2. PROPERTIES

         Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in a 34,000 square foot leased facility in San Jose, California. The lease extends through January 2005 and provides for an average monthly rental payment of $53,615. We believe this facility will be adequate to meet our needs for at least the next 18 months. Our European headquarters are located in Cambridge, United Kingdom, where we lease approximately 4,000 square feet. We also maintain a 5,000 square foot office in Taiwan. In addition, we maintain satellite sales and support offices in Hong Kong, China, and Thailand.

ITEM 3. LEGAL PROCEEDINGS

         We currently are not involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information on Common Stock

         Our common stock has been listed on the Nasdaq National Market under the symbol “SYNA” since January 29, 2002. The following table sets forth the high and low sales prices of our common stock on the Nasdaq National Market for the periods indicated.

	High	Low

First calendar quarter	$20.75	$12.45

Second calendar quarter	$20.38	$7.51

Third calendar quarter (through September 6, 2002)	$8.74	$3.52

         On September 6, 2002, the closing sales price of our common stock on the Nasdaq National Market was $5.93 per share.

Stockholders

         As of September 6, 2002, there were 405 holders of record of our common stock.

Dividends

         We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

         Our revolving line of credit places restrictions on the payment of any dividends.

Use of Proceeds

         On February 1, 2002, we completed an initial public offering of 5,000,000 shares of common stock, resulting in net proceeds, after the underwriters’ discount and offering expenses, of approximately $49.2 million. The underwriters purchased an additional 750,000 shares of common stock from certain selling stockholders from which we did not receive any proceeds.

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

         We paid to the underwriters underwriting discounts and commissions totaling $3.8 million in connection with the offering and the selling stockholders paid underwriting discounts and commissions totaling $577,500. In addition, we incurred additional expenses of approximately $2.0 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $5.8 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $49.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

         We intend to use the net proceeds from our initial public offering for the expansion of sales and marketing activities, for strategic relationships and acquisitions, and for working capital and general corporate purposes, including continued enhancement of our research and development and engineering capabilities. Pending these uses, since the time of receipt of the net proceeds, we have invested the net proceeds of this offering in government-backed securities and investment-grade fixed income instruments. We cannot predict whether the proceeds will be invested to yield a favorable return.

         The amounts that we actually expend for these purposes will vary significantly depending on a number of factors, including future revenue growth and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended June 30,

	1998	1999	2000	2001*	2002

		(in thousands, except for share and per share data)
Consolidated Statements of Operations Data:

Net revenue	$23,167	$29,842	$43,447	$73,698	$100,201

Cost of revenue(1)	17,734	17,824	25,652	50,811	59,016

Gross margin	5,433	12,018	17,795	22,887	41,185

Operating expenses:

Research and development(1)	3,874	4,851	8,386	11,590	16,594

Selling, general, and administrative(1)	4,142	5,534	7,407	9,106	9,873

Acquired in-process research and development	—	—	855	—	—

Amortization of goodwill and other acquired intangible assets	—	—	605	784	134

Amortization of deferred stock compensation	—	—	82	597	453

Total operating expenses	8,016	10,385	17,335	22,077	27,054

Operating income (loss)	(2,583)	1,633	460	810	14,131

Interest income, net	397	334	365	180	325

Income (loss) before income taxes and equity losses	(2,186)	1,967	825	990	14,456

Provision for income taxes	—	40	120	180	5,056

Equity in losses of an affiliated company	(1,500)	—	(2,712)	—	—

Net income (loss)	$(3,686)	$1,927	$(2,007)	$810	$9,400

Net income (loss) per share:

Basic	$(0.93)	$0.46	$(0.38)	$0.13	$0.70

Diluted	$(0.93)	$0.12	$(0.38)	$0.04	$0.42

Shares used in computing net income (loss) per share:

Basic	3,978,703	4,147,159	5,222,738	6,133,866	13,523,443

Diluted	3,978,703	15,897,146	5,222,738	19,879,491	22,544,461

*	Fiscal year ended June 30, 2001 consisted of 53 weeks.

(1)	Cost of revenue excludes $0, $23,000, and $28,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001, and 2002, respectively. Research and development expense excludes $0, $162,000, and $167,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001, and 2002, respectively. Selling, general, and administrative expense excludes $82,000, $412,000, and $258,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001, and 2002, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

	June 30,

	1998	1999	2000	2001	2002

			(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$11,513	$11,711	$6,507	$3,766	$45,491

Working capital	10,681	13,057	10,695	12,974	73,318

Total assets	16,564	18,051	20,661	27,157	90,381

Long-term debt, capital leases, and equipment financing obligations, less current portion	1,831	1,850	1,700	1,829	1,759

Total stockholders’ equity	9,729	11,757	11,538	13,754	74,003

         Amounts for the year ended June 30, 2000 include the results of operations of Synaptics (UK) Limited (formerly Absolute Sensors Limited) from the date of acquisition in October 1999.

         We calculated basic net income per share and basic and diluted net loss per share by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period, less weighted shares subject to repurchase. Diluted net income per common share also includes the effect of potentially dilutive securities, including stock options, warrants, and convertible preferred stock, when dilutive.

         Our fiscal year ends on the last Saturday in June. For ease of presentation in this report, however, all fiscal years have been shown as ending on June 30. Fiscal year 2001 consisted of 53 weeks. Each of the other years presented consisted of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

         We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing and communications devices. From our inception in 1986 through 1994, we were a development stage company, which focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad and are now the world’s leading supplier of touch pads to the notebook computer market. We estimate our market share to be approximately 70% for touch pads and approximately 53% for all notebook computer interfaces for fiscal 2002. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.

         In April 2000, we began shipping our initial dual pointing solution, which includes third-party products, that enables notebook OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk, into a dual pointing application for use in a notebook computer and began shipping them in volume in the December 2001 quarter. With the introduction of our TouchStyk, we now offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications. We believe that our proprietary TouchStyk will enable us to penetrate that portion of the notebook market, which is approximately 25%, that utilizes the pointing stick as the interface solution and thereby increase our total market share of the overall notebook interface market. In addition, we plan to leverage our industry-leading capacitive sensing technology and introduce our new ClearPad and Spiral technologies into the emerging iAppliance markets.

         We have experienced significant demand for our dual pointing solutions, which results in higher revenue because we are able to sell two interface solutions for each notebook computer. Most of our dual pointing revenue has been derived from product solutions that include a significant percentage of third-party products, which we either resell or license. As a consequence, the gross margin on our dual pointing revenue was initially well below the gross margin we experience from the sale of our proprietary interface solutions. Beginning in the second half of fiscal 2001, we began to see the benefits from phasing in cost-improvement programs aimed at reducing the cost of our dual pointing solutions. For fiscal 2001, however, dual pointing revenue had a significant negative impact on our gross margin. Although our dual pointing solutions containing key third-party products will continue to represent a significant portion of our dual pointing revenue for the foreseeable future, we began shipments of our new proprietary dual pointing solutions in the first quarter of fiscal 2002. Shipments of our proprietary dual pointing solutions experienced steady growth during fiscal 2002. The combination of the full implementation of our cost-improvement programs for our dual pointing solutions containing key third-party products together with our new proprietary dual pointing solutions improved our gross margin in fiscal 2002 compared to our gross margin in fiscal 2001.

         We recognize revenue upon shipment of our products and passage of title to our customers. Our revenue increased from $23.2 million in fiscal 1998 to $100.2 million in fiscal 2002, a compound annual growth rate of approximately 44%. Through fiscal 2000, we derived all of our product revenue from the notebook computer market. We began to generate revenue from the iAppliance markets in fiscal 2001, but our revenue to date primarily reflects shipments to notebook OEMs.

         While we have been awarded design wins by many of the Japanese OEMs of notebook computers, and they are currently ordering and receiving products from us, our largest customers are the major U.S.-based OEMs that sell notebook computers worldwide. Adverse conditions in the notebook computer market or a competitive shift from U.S. to Japanese OEMs could have a material adverse effect on our business, financial condition, results of operations, and prospects. We work closely with our customers to design interface solutions to meet their specific requirements and provide both pre-sale custom-design services and post-sale support. During the design phase, we typically do not have any commitment from our customers to pay for our non-recurring engineering costs should the customer decide not to introduce that specific product or choose not to incorporate our interface solution in its products. We believe our focus on customer service and support has allowed us to develop strong customer relationships in the PC market, which we plan to expand in the future, and has provided us with the experience necessary to develop strong customer relationships in the new markets we intend to penetrate.

         Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we primarily use one third-party manufacturer to provide our proprietary capacitive based ASICs, and in certain cases, we also rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of sales includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of sales.

         Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our on-going cost-improvement programs. In fiscal 2001, we experienced significant pressure on our gross margin, resulting from the increasing revenue mix of dual pointing solutions containing significant third-party products. We have been successful in implementing cost reductions that have significantly improved the gross margins of these dual pointing solutions. These cost-improvement programs include reducing component costs and implementing design and process improvements. In addition, our gross margin has been positively impacted by shipments of our proprietary dual pointing solutions, which began shipping in volume in our December 2001 quarter. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as has been the case with our dual pointing solutions.

         Our research and development expenses include expenses related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to develop new technologies for new markets. In fiscal 2000, we significantly increased our research and development expenses as a result of our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom, which has been developing inductive pen-sensing technology applicable to new markets we intend to address. Also related to this acquisition was the write-off in fiscal 2000 of acquired in-process research and development of $855,000 and the amortization of goodwill and other intangible assets of approximately $502,000. The amortization of goodwill and other intangible assets related to this acquisition totaled $753,000 in fiscal 2001. As the result of the July 1, 2001 adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (FAS 142), we ceased amortization of goodwill and accordingly recorded amortization of other intangible assets of $118,000 in fiscal 2002. The carrying value of the goodwill will be reviewed at least annually for impairment.

         Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. These expenses have generally increased, reflecting increased staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets. In October 2001, we began replacing outside sales representatives with inside sales personnel for certain customer accounts to facilitate a closer working relationship with those customers. We continue to utilize both inside sales personnel and outside sales representatives and agents. In fiscal 2002, we recorded $16,000 of amortization related to the June 1999 acquisition of the employees of a former Taiwanese sales agent. This compares to $103,000 and $31,000 of amortization of goodwill and other intangible assets in fiscal 2000 and fiscal 2001, respectively, which is now fully amortized.

         In connection with the grant of stock options to our employees, we recorded deferred stock compensation of approximately $2.2 million through fiscal 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We also recorded $303,000 of deferred compensation related to options granted to consultants through fiscal 2002. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We recorded amortization of deferred stock compensation of approximately $82,000, $597,000, and $453,000 in fiscal 2000, 2001, and 2002, respectively. We will incur substantial expense in future periods as a result of the amortization of the remaining $1.1 million of deferred stock compensation relating to previously granted stock options.

Critical Accounting Policies and Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

         We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time of recognition of revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an on-going basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectability of accounts receivables based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

Inventory

         We are required to state our inventories at the lower of cost or market. Our assessment of the ultimate realization of inventories is based on our projections of future demand and market conditions. Any sudden decline in demand or rapid product improvements and technological changes, or both, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturn, rapid product improvements and technological changes, and termination by our OEM customers of any product offerings incorporating our product solutions.

Warranty

         We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

Results of Operations

         The following table presents our historical operating results for the periods indicated as a percentage of revenue.

	Years Ended June 30,

	2000	2001	2002

Net revenue	100.0%	100.0%	100.0%

Cost of revenue	59.0%	68.9%	58.9%

Gross margin	41.0%	31.1%	41.1%

Operating expenses:

Research and development	19.3%	15.7%	16.6%

Selling, general, and administrative	17.0%	12.4%	9.8%

Acquired in-process research and development	2.0%	—	—

Amortization of goodwill and other acquired intangible assets	1.4%	1.1%	0.1%

Amortization of deferred stock compensation	0.2%	0.8%	0.5%

Total operating expenses	39.9%	30.0%	27.0%

Operating income	1.1%	1.1%	14.1%

Interest income	1.2%	0.5%	0.5%

Interest expense	(0.4)%	(0.3)%	(0.2)%

Income before income taxes	1.9%	1.3%	14.4%

Provision for income taxes	0.3%	0.2%	5.0%

Equity in losses of an affiliated company	(6.2)%	—	—

Net income (loss)	(4.6)%	1.1%	9.4%

Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001

         Net Revenue. Revenue for the year ended June 30, 2002 was $100.2 million compared to $73.7 million for the twelve months ended June 30, 2001, a 36.0% increase. The increase in revenue was primarily attributable to the increase in unit shipments, higher revenue content per notebook from dual pointing solutions that include both a touch pad and a pointing stick, and non-recurring engineering and patent license fees of $1.1 million, partially offset by general competitive pricing pressure. Revenue from our dual pointing solutions represented approximately 47% of our revenue for the year ended June 30, 2002 compared to 41% for the year ended June 30, 2001.

         Gross Margin. Gross margin as a percentage of revenue was 41.1% for the year ended June 30, 2002 compared to 31.1% for the year ended June 30, 2001. The improvement in gross margin as a percentage of revenue resulted from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through the combination of design and process improvements, lower outside assembly costs, generally lower costs for materials and electronic components, the introduction of our proprietary dual pointing solutions, and non-recurring engineering and patent license revenue in the amount of $1.1 million, partially offset by general competitive pricing pressure.

         Research and Development Expenses. Research and development expenses increased 43.2% to $16.6 million, or 16.6% of revenue, for the year ended June 30, 2002 from $11.6 million, or 15.7% of revenue, for the year ended June 30, 2001. The major contributors to the increase in spending were higher compensation costs associated with increased staffing levels and higher product development related expenses, including outside services and materials costs.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the year ended June 30, 2002 increased to $9.9 million, or 9.8% of revenue, from $9.1 million, or 12.4% of revenue, for the year ended June 30, 2001. The increase in actual spending resulted from increased staffing, including additions to our inside sales force, increased expenses related to our higher operating levels, and costs incurred related to our filings with the Securities and Exchange Commission in connection with amendments to our initial public offering and periodic and quarterly filings, partially offset by lower sales commissions resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts beginning in October 2001.

         Amortization of Goodwill and Other Acquired Intangible Assets. The year ended June 30, 2001 reflected charges of $784,000 for the amortization of goodwill and other acquired intangible assets related to acquisitions. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on July 1, 2001, amortization of goodwill was terminated, which resulted in significantly lower amortization charges in the year ended June 30, 2002 compared to the year ended June 30, 2001. Amortization of other intangible assets continued in accordance with the previously determined useful economic lives, which resulted in total amortization charges of $134,000 in the year ended June 30, 2002. We access the impairment of goodwill annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

         Amortization of Deferred Stock Compensation. The year ended June 30, 2002 includes amortization expense for deferred stock compensation of $453,000 compared to $597,000 for the year ended June 30, 2001. We expect to record amortization expense of $433,000 in fiscal 2003 with the remaining balance of $652,000 to be amortized through fiscal 2007.

         Operating Income (Loss). We generated operating income of $14.1 million for the year ended June 30, 2002 compared to $810,000 for the year ended June 30, 2001. The major contributors to the improvement in operating income included the increased revenue levels, the higher gross margin percentage resulting from the implementation of our cost-improvement programs for our dual pointing solutions, lower assembly costs, lower materials and electronic components costs, non-recurring engineering and patent license revenue, lower sales commissions related to the replacement of outside sales representatives with inside direct sales personnel, and lower amortization expense for goodwill and other acquired intangible assets. These factors were partially offset by higher compensation costs, resulting from our increased staffing levels, higher research and development project costs, and costs incurred related to our filings with the Securities and Exchange Commission in connection with amendments to our initial public offering and periodic and quarterly filings.

         Net Interest Income. Net interest income was $325,000 for the year ended June 30, 2002 compared to $180,000 for the year ended June 30, 2001. The increase in net interest income primarily reflects the investment of the proceeds from our initial public offering, which closed on February 1, 2002, partially offset by the impact of lower interest rates on invested cash and higher interest expense associated with equipment lease financing arrangements.

         Provision for Income Taxes. The provision for income taxes for the year ended June 30, 2002 was $5.1 million compared to $180,000 for the year ended June 30, 2001, reflecting the higher pre-tax profit levels. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate for the year ended June 30, 2002 was approximately 35%, reflecting the benefit of research and development tax credits and a reduction in the valuation allowance, partially offset by nondeductible deferred compensation.

         The effective tax rate for the year ended June 30, 2001 was 18% and was lower than the statutory rate of 35%, primarily due to the benefits of utilizing net operating loss carryforwards, which were fully utilized during fiscal 2001, and research and development tax credits. Tax benefits for fiscal 2001 were partially offset by nondeductible deferred compensation and goodwill amortization.

Fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000

         Net Revenue. Revenue was $73.7 million for the year ended June 30, 2001 compared to $43.4 million for the year ended June 30, 2000, an increase of 69.6%. The increase in revenue was attributable to an increase in unit volume shipments, and higher average selling prices resulting from the inclusion of both a touch pad and pointing stick in our dual pointing solutions, which we began shipping in the June 2000 quarter. Revenue from our dual pointing solutions represented approximately 41% of our revenue for the year ended June 30, 2001.

         Gross Margin. Gross margin as a percentage of revenue was 31.1% for the year ended June 30, 2001 compared to 41.0% for the year ended June 30, 2000. The decline in gross margin as a percentage of revenue resulted from sales of our dual pointing solutions, which during the year had significantly lower margins than our touch pad products as a result of the high content of third-party products, and higher costs for materials and components, which resulted from general market supply-demand imbalances during the year.

         Research and Development Expenses. Research and development expenses increased to $11.6 million, or 15.7% of revenue, for the year ended June 30, 2001 from $8.4 million, or 19.3% of revenue, for the year ended June 30, 2000. Major contributors to the increase in spending included the ongoing development of the inductive pen-sensing technology acquired in connection with the acquisition of ASL in October 1999, additional staffing, and product development and related materials expense in our San Jose research and development organization.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $9.1 million, or 12.4% of revenue, for the year ended June 30, 2001 from $7.4 million, or 17.0% of revenue, for the year ended June 30, 2000. The $1.7 million increase in selling, general, and administrative expenses reflects non-cash stock compensation charges, increased staffing, and expenses related to our higher revenue and operating levels.

         In-Process Research and Development. The year ended June 30, 2000 included a $855,000 charge for the write-off of in-process research and development associated with our October 1999 acquisition of ASL. In connection with the ASL acquisition, we acquired ASL’s primary technology, called Spiral. See “Purchased In-Process Research and Development.”

         Amortization of Goodwill and Other Acquired Intangible Assets. The amortization of goodwill and other acquired intangible assets related to acquisitions resulted in total amortization expense of $784,000 in the year ended June 30, 2001 compared to $605,000 in the year ended June 30, 2000, reflecting the useful lives assigned to the intangible assets and the timing of the acquisition.

         Amortization of Deferred Stock Compensation. The year ended June 30, 2001 included amortization of deferred stock compensation of $597,000 compared to $82,000 for the year ended June 30, 2000.

         Operating Income (Loss). We generated operating income of $810,000 for the year ended June 30, 2001 compared to $460,000 for the year ended June 30, 2000. The increase in operating income primarily reflects the $5.1 million of additional gross margin resulting from the significant increase in revenue. This increase was partially offset by the lower gross margin percentage attributable to the high percentage of lower margin dual pointing products included in the revenue mix, incremental operating expenses associated with a larger operation, and higher materials and components costs resulting from general market supply-demand imbalances.

         Provision for Income Taxes. The provision for income taxes was $180,000 for the year ended June 30, 2001 compared to $120,000 for the year ended June 30, 2000. The income tax provision for both years represents the federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate was 18% for fiscal 2001 compared to 15% for fiscal 2000. The effective rate for both years is lower than the statutory rate of 35%, primarily due to the benefits of utilizing net operating loss carryforwards, partially offset by nondeductible deferred compensation and goodwill amortization. Additionally, research and development tax credits reduced the tax provision in fiscal 2001. The effective tax rate for fiscal 2001 is higher than the effective tax rate for fiscal 2000 because the net operating loss carryforwards were fully utilized during fiscal 2001.

         Equity Losses. During Fiscal 2000, we recorded equity losses of $2,712,000, representing our share of losses incurred by Foveon. The total amount of the equity losses recognized were determined on the basis of our ownership interest in Foveon’s convertible preferred shares and our proportionate share of new funds provided to Foveon in exchange for convertible promissory notes and have been limited to the maximum of our total investment. Accordingly, the carrying value of our investment in Foveon has been reduced to zero at the end of fiscal 2000.

Purchased In-Process Research and Development

         Purchased in-process research and development, or IPRD, of $855,000 in fiscal 2000 represents the write-off of in-process inductive position sensing technology associated with our acquisition of ASL.

         We used available information to calculate the amounts allocated to IPRD. In calculating IPRD, we used established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products’ underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We used a discount rate of 30% to compute the net present value of the future cash flows for the purpose of determining the value attributed to IPRD. We also gave consideration to the IPRD’s stage of completion, which was estimated to be approximately 75% complete at the time of the acquisition, the complexity of the work completed to date, the difficulty completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD. At the time of the acquisition, the Spiral technology had not reached technological feasibility and the IPRD did not have alternative future uses. At the time of acquisition of ASL, the estimated cost to complete the project was estimated to be $6.0 million.

         The value assigned to developed technologies related to the acquisition was based upon discounted cash flows related to the future products’ projected income streams. Elements of the projected income stream included revenue, cost of sales, selling, general, and administrative expenses, and research and development expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that were known at the date of the acquisition.

         The overall valuation methodology assumed a core technology leverage factor of 15%, a projection of three-year revenue stream beginning fiscal 2001, and a discount factor of 30% to determine the present value of future cash flows.

         Given the uncertainties of the commercialization process, no assurance can be given that deviations from our estimates will not occur. At the time of the ASL acquisition, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. Although we have experienced delays in completing the development of IPRD, our assumptions to compute the value of IPRD have generally been reasonable and consistent with our actual results. There can be no assurance, however, that any project will achieve commercial success because of the risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of the technology, and growing competitive pressures. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

         We expect to continue the development of the Spiral technology and derivative commercial products and believe that there is a reasonable chance of successfully completing these development efforts. There is, however, risk associated with the completion of the in-process projects, and there can be no assurance that any project will achieve either technological or commercial success.

Quarterly Results of Operations

         The following table sets forth our unaudited quarterly results of operations for the eight quarters in the period ended June 30, 2002. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended

	September 30,		December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2000		2000	2001	2001	2001	2001	2002	2002

	(unaudited)
	(in thousands)
Net revenue		$13,988	$18,441	$19,638	$21,631	$23,569	$26,402	$24,421	$25,809

Cost of revenue(1)		8,959	13,178	13,922	14,752	14,607	15,376	14,197	14,836

Gross margin		5,029	5,263	5,716	6,879	8,962	11,026	10,224	10,973

Operating expenses:

Research and development(1)		2,792	2,848	2,665	3,285	3,691	4,117	4,072	4,714

Selling, general, and administrative(1)		1,961	2,276	2,334	2,535	2,674	2,426	2,351	2,422

Acquired in-process research and development		—	—	—	—	—	—	—	—

Amortization of goodwill and other acquired intangible assets		197	195	188	204	13	62	29	30

Amortization of deferred stock compensation		154	158	166	119	121	121	121	90

Total operating expenses		5,104	5,477	5,353	6,143	6,499	6,726	6,573	7,256

Operating income (loss)		(75)	(214)	363	736	2,463	4,300	3,651	3,717

Interest and other income (expense), net		102	35	35	8	(31)	(1)	108	249

Income (loss) before income taxes and equity losses		27	(179)	398	744	2,432	4,299	3,759	3,966

Provision (benefit) for income taxes		26	5	5	144	845	1,497	1,321	1,393

Equity in losses of an affiliated company		—	—	—	—	—	—	—	—

Net income (loss)		$1	$(184)	$393	$600	$1,587	$2,802	$2,438	$2,573

Net Income (loss) per Share:

Basic	$	*	$(0.03)	$0.06	$0.09	$0.24	$0.42	$0.14	$0.11

Diluted	$	*	$(0.03)	$0.02	$0.03	$0.08	$0.14	$0.10	$0.10

Shares used in computing net income (loss) per share:

Basic		5,769	6,047	6,270	6,492	6,623	6,709	17,653	23,179

Diluted		18,654	6,047	20,200	19,964	20,362	20,376	24,422	25,957

*	Less than $0.01 per share

(1)	Excludes the amortization of deferred stock compensation as follows (unaudited) (in thousands):

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2000	2000	2001	2001	2001	2001	2002	2002

Cost of revenue	$2	$3	$11	$7	$7	$7	$7	$7

Research and development	10	50	55	47	49	49	49	20

Selling, general, and administrative	142	105	100	65	65	65	65	63

	$154	$158	$166	$119	$121	$121	$121	$90

Liquidity and Capital Resources

         Our cash and cash equivalents and short-term investments were $65.2 million as of June 30, 2002 compared to $3.8 million as of June 30, 2001 and $6.5 million as of June 30, 2000. On February 1, 2002, we completed our initial public offering in which we sold 5.0 million shares of common stock at $11.00 per share, generating approximately $49.2 million of net proceeds, after the underwriters’ discount and offering expenses.

         During the year ended June 30, 2002, net cash generated from operating activities was $12.8 million, primarily reflecting our net income of $9.4 million plus non-cash adjustments for depreciation, amortization of acquired intangible assets, deferred stock compensation, and lower working capital. We expect that accounts receivable and inventory will increase if our revenue continues to grow and that we will increase our investment in capital assets to expand our business. During fiscal 2001, net cash used in operating activities was $2.3 million, primarily reflecting increased working capital, excluding cash and capital lease and equipment financing obligations, of $5.2 million related to our higher operating levels, partially offset by non-cash adjustments for depreciation, amortization, and stock compensation of $2.5 million. During fiscal 2000, net cash used in operating activities was $40,000, reflecting our net loss of $2.0 million, offset by the combination of the following items: (1) adjustments for non-cash charges, including our proportionate share of equity losses in an affiliated company, Foveon, which totaled $2.7 million, a write-off of $855,000 of in-process research and development, $1.2 million of amortization and depreciation, and $137,000 of stock based compensation; and (2) increases in accounts receivable, inventories, and accounts payable of $3.7 million, $1.5 million, and $2.5 million, respectively, relating to our increased business activities.

         Investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and capital assets, which totaled $20.9 million for the year ended June 30, 2002. Investing activities for years ended June 30, 2000 and 2001, typically related purchases of capital assets, which totaled $982,000 and $1.1 million, respectively. In addition, we advanced $2.7 million in fiscal 2000 in the form of convertible promissory notes to Foveon, an affiliated company, and invested $1.5 million in cash in the October 1999 acquisition of ASL, which together with the capital assets purchases referred to above resulted in total cash used in investing activities of $5.3 million in fiscal 2000. We also issued 652,025 shares of our common stock in connection with the acquisition of ASL. In connection with the May 1999 acquisition of the sales representative workforce of our former outside sales agent in Taiwan, we issued 37,500 shares of our common stock and were obligated to issue an additional 37,500 shares if certain covenants were fulfilled. In fiscal 2001, we issued the remaining 37,500 shares upon fulfillment of those covenants.

         Financing activities for the year ended June 30, 2002 were primarily related to the sale of 5.0 million shares of our common stock at $11.00 per share in our initial public offering, which closed on February 1, 2002. For the three years prior to our initial public offering, our financing activities generally related to the proceeds obtained from the financing of capital assets, offset by the related repayments under those transactions, plus the proceeds from the exercise of vested stock options. Net cash provided by financing activities for the years ended June 30, 2000, 2001, and 2002 was $99,000, $536,000, and $49.8 million, respectively.

         Our principal sources of liquidity as of June 30, 2002 consisted of $65.2 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit was set to expire on August 29, 2002, had an interest rate equal to 0.5% above Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of June 30, 2002. Subsequent to June 30, 2002, the terms of this revolving line of credit have been modified to extend the expiration date to October 31, 2002 and change the interest rate to equal Silicon Valley Bank’s prime lending rate. The long-term note payable to National

Semiconductor represents limited-recourse debt that is secured solely by a portion of our preferred stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

         We believe our existing cash balances will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investment in, or acquisition of, other technologies or companies. We cannot assure you that additional equity or debt financing will be available to us on acceptable terms or at all.

         The following table provides a summary of the effect on cash flows from our contractual obligations as June 30, 2002:

	Payments Due by Fiscal Year (in thousands)

Contractual		2004	2006	2008 and
Cash Obligations	2003	to 2005	to 2007	thereafter	Total

Note payable and interest	$—	$—	$2,686	$—	$2,686

Building leases	956	1912	491	—	3,359

Capital leases	471	266	—	—	737

Total	$1,427	$2,178	$3,177	$—	$6,782

Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“FAS 121”). FAS 144 retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, which is in our fiscal year ending June 30, 2003. The adoption of FAS 144 is not expected to have any material adverse impact on our financial position or results of its operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Cost Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be effective in our fiscal year ending June 30, 2003. The adoption of FAS 146 is not expected to have any material adverse impact on our financial position or results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

         Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and consisted primarily of government-backed securities and investment-grade instruments, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2002 (in thousands):

								Fair
Fiscal Year Ended June 30,	2003	2004	2005	2006	2007	Thereafter	Total	Value

Assets

Cash equivalents

Fixed rate amounts	$30	$—	$—	$—	$—	$—	$30	$30

Average rate	1.4%	—	—	—	—	—	1.4%

Variable rate amounts	$20,492	$—	$—	$—	$—	$—	$20,492	$20,492

Average rate	1.6%	—	—	—	—	—	1.6%

Short-term investments

Variable rate amounts	$5,527	$14,162	$—	$—	$—	$—	$19,689	$19,689

Average rate	1.8%	2.1%	—	—	—	—	2.0%

Liabilities

Capital leases and equipment financing obligations

Fixed rate amounts	$445	$231	$28	$—	$—	$—	$704	$704

Average rate	7.5%	6.7%	5.8%	—	—	—	6.7%

Note payable to related party

Fixed rate amounts	$—	$—	$—	$—	$—	$1,500	$1,500	$1,500

Average rate	—	—	—	—	—	6.0%	6.0%

         There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2002.

Foreign currency exchange risk

         All of our sales and our expenses, except those expenses related to our U.K. and Taiwan operations, are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel that our foreign exchange exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the reports thereon, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

         Since April 1, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-1 of this report.

(b)	Reports on Form 8-K.

           None.

(c)	Exhibits

Exhibit
Number	Exhibit

2	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate

10.1	1986 Incentive Stock Option Plan and form of grant agreement (2)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (2)

10.3(a)	1996 Stock Option Plan (2)

10.3(b)	Form of grant agreement for 1996 Stock Option Plan

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (2)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (2)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (2)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees

10.8	401(k) Profit Sharing Plan (2)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (2)

10.10	Lease dated as of September 17, 1999 by and between Silicon Valley Properties, LLC as Landlord and the registrant as Tenant (2)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (2)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (2)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (2)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (2)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant (2)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, Richard C. McCaskill, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, Richard L. Sanquini, and Joshua C. Goldman, and as of April 23, 2002 with W. Ronald Van Dell (1)

Exhibit
Number	Exhibit

21	List of Subsidiaries (2)

23.1	Consent of Ernst & Young LLP, independent auditors

23.2	Consent of KPMG LLP, independent auditors

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: September 11, 2002	By:	/s/ Francis F. Lee

Francis F. Lee

President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Francis F. Lee	President, Chief Executive Officer,	September 11, 2002
and Director (Principal Executive Officer)
Francis F. Lee

/s/ Russell J. Knittel	Senior Vice President, Chief Financial Officer,	September 11, 2002
Chief Administrative Officer, Secretary And Treasurer (Principal Financial and Accounting Officer)
Russell J. Knittel

/s/ Federico Faggin	Chairman of the Board	September 11, 2002

Federico Faggin

/s/ Keith B. Geeslin	Director	September 11, 2002

Keith B. Geeslin

/s/ Richard L. Sanquini	Director	September 11, 2002

Richard L. Sanquini

/s/ Joshua C. Goldman	Director	September 11, 2002

Joshua C. Goldman

/s/ W. Ronald Van Dell	Director	September 11, 2002

W. Ronald Van Dell

CERTIFICATION

         I, Francis F. Lee, certify that:

         1.       I have reviewed this annual report on Form 10-K of Synaptics Incorporated;

         2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 11, 2002

/s/ Francis F. Lee

Francis F. Lee

President and Chief Executive Officer

CERTIFICATION

         I, Russell J. Knittel, certify that:

         1.       I have reviewed this annual report on Form 10-K of Synaptics Incorporated;

         2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 11, 2002

/s/ Russell J. Knittel

Russell J. Knittel

Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Synaptics Incorporated

         We have audited the accompanying consolidated balance sheets of Synaptics Incorporated as of June 30, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Foveon, Inc., which statements reflect net losses of $13,807,000 for the year ended July 1, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the losses from the affiliated company under the equity method and other data included for Foveon, Inc., is based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synaptics Incorporated at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 1 and 4 to the consolidated financial statements, in the year ended June 30, 2002 the Company changed its method of accounting for goodwill and other acquired intangible assets.

/S/ ERNST & YOUNG LLP

San Jose, California

July 26, 2002

except for Note 13, as to which the date is

August 14, 2002

SYNAPTICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2001	2002

ASSETS

Current Assets:

Cash and cash equivalents	$3,766	$45,491

Short-term investments	—	19,689

Accounts receivable, net of allowances of $125 and $200 in 2001 and 2002	12,245	13,242

Inventories	7,290	5,867

Prepaid expenses and other current assets	651	2,964

Total current assets	23,952	87,253

Property and equipment, net	1,795	2,043

Goodwill	765	765

Other acquired intangible assets, net	174	40

Other assets	471	280

Total assets	$27,157	$90,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,289	$5,867

Accrued compensation	1,563	2,161

Accrued warranty	509	1,002

Income taxes payable	522	2,646

Other accrued liabilities	549	1,814

Capital leases and equipment financing obligations	546	445

Total current liabilities	10,978	13,935

Capital leases and equipment financing obligations, net of current portion	329	259

Note payable to a related party	1,500	1,500

Other liabilities	596	684

Commitments and contingencies

Stockholders’ equity:

Convertible preferred stock; no par value; 12,000,000 shares authorized; 8,170,207 issued and outstanding in 2001; no shares issued and outstanding in 2002	18,650	—

Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock; $0.001 par value; 60,000,000 shares authorized; 6,601,849 shares issued and outstanding in 2001; 23,182,757 shares issued and outstanding in 2002	6,194	23

Additional paid-in capital	—	75,013

Deferred stock compensation	(1,649)	(1,085)

Notes receivable from stockholders	(906)	(876)

Retained earnings/ (accumulated deficit)	(8,535)	865

Accumulated other comprehensive income	—	63

Total stockholders’ equity	13,754	74,003

Total liabilities and stockholders’ equity	$27,157	$90,381

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended June 30,

	2000	2001	2002

Net revenue	$43,447	$73,698	$100,201

Cost of revenue (1)	25,652	50,811	59,016

Gross margin	17,795	22,887	41,185

Operating expenses:

Research and development (1)	8,386	11,590	16,594

Selling, general, and administrative (1)	7,407	9,106	9,873

Acquired in-process research and development	855	—	—

Amortization of goodwill and other acquired intangible assets	605	784	134

Amortization of deferred stock compensation	82	597	453

Total operating expenses	17,335	22,077	27,054

Operating income	460	810	14,131

Interest income	524	363	522

Interest expense	(159)	(183)	(197)

Income before income taxes	825	990	14,456

Provision for income taxes	120	180	5,056

Equity in losses of an affiliated company	(2,712)	—	—

Net income (loss)	$(2,007)	$810	$9,400

Net income (loss) per share:

Basic	$(0.38)	$0.13	$0.70

Diluted	$(0.38)	$0.04	$0.42

Shares used in computing net income (loss) per share:

Basic	5,222,738	6,133,866	13,523,443

Diluted	5,222,738	19,879,491	22,544,461

(1)	Cost of revenue excludes $0, $23,000, and $28,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001, and 2002, respectively. Research and development expense excludes $0, $162,000, and $167,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001, and 2002, respectively. Selling, general, and administrative expenses exclude $82,000, $412,000, and $258,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001 and 2002, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Convertible						Notes
	Preferred Stock		Common Stock		Additional	Deferred	Receivable
					Paid in	Stock	From
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders

Balance at June 30, 1999	8,170,207	$18,650	4,782,608	$938	$—	$—	$(493)

Issuance of common stock for option exercises	—	—	542,100	512	—	—	(300)

Issuance of common stock for acquisition of Absolute Sensors Limited	—	—	652,025	1,302	—	—	—

Issuance of common stock for acquisition of sales representative workforce	—	—	37,500	75	—	—	—

Issuance of common stock to consultants for services rendered	—	—	31,835	55	—	—	—

Repayment of notes receivable from stockholders	—	—	—	—	—	—	62

Repurchase of common stock from employee upon retirement of notes receivable	—	—	(97,780)	(98)	—	—	98

Deferred stock compensation	—	—	—	220	—	(220)	—

Amortization of deferred stock compensation	—	—	—	—	—	82	—

Net loss and comprehensive loss	—	—	—	—	—	—	—

Balance at June 30, 2000	8,170,207	18,650	5,948,288	3,004	—	(138)	(633)

Issuance of common stock for option exercises	—	—	653,561	880	—	—	(273)

Deferred stock compensation	—	—	—	2,108	—	(2,108)	—

Amortization of deferred stock compensation	—	—	—	—	—	597	—

Stock compensation in connection with modification of terms of stock options	—	—	—	202	—	—	—

Net income and comprehensive income	—	—	—	—	—	—	—

Balance at June 30, 2001	8,170,207	18,650	6,601,849	6,194	—	(1,649)	(906)

Components of comprehensive income:

Net income	—	—	—	—	—	—	—

Change in net unrealized gain on available-for-sale investments	—	—	—	—	—	—	—

Total comprehensive income

Reincorporation in Delaware	—	—	—	(6,187)	6,187	—	—

Issuance of common stock in connection with initial public offering	—	—	5,000,475	5	49,242	—	—

Conversion of preferred stock in into shares of common stock in connection with public offering	(8,170,207)	(18,650)	11,073,517	11	18,639	—	—

Issuance of common stock upon exercise of warrants	—	—	25,898	—	—	—	—

Issuance of common stock for option exercises	—	—	443,518	—	835	—	—

Amortization of deferred stock compensation, net of reversals	—	—	—	—	(218)	564	—

Tax benefit for nonqualified stock option exercises	—	—	—	—	253	—	—

Repayment of notes receivable from stockholders	—	—	—	—	—	—	30

Issuance of common stock from escrow from acquisition of sales representative workforce	—	—	37,500	—	75	—	—

Balance at June 30, 2002	—	$—	23,182,757	$23	$75,013	$(1,085)	$(876)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained	Accumulated
	Earnings	Other	Total
	(Accumulated	Comprehensive	Stockholders'
	Deficit)	Income	Equity

Balance at June 30, 1999	$(7,338)	$—	$11,757

Issuance of common stock for option exercises	—	—	212

Issuance of common stock for acquisition of Absolute Sensors Limited	—	—	1,302

Issuance of common stock for acquisition of sales representative workforce	—	—	75

Issuance of common stock to consultants for services rendered	—	—	55

Repayment of notes receivable from stockholders	—	—	62

Repurchase of common stock from employee upon retirement of notes receivable	—	—	—

Deferred stock compensation	—	—	—

Amortization of deferred stock compensation	—	—	82

Net loss and comprehensive loss	(2,007)	—	(2,007)

Balance at June 30, 2000	(9,345)	—	11,538

Issuance of common stock for option exercises	—	—	607

Deferred stock compensation	—	—	—

Amortization of deferred stock compensation	—	—	597

Stock compensation in connection with modification of terms of stock options	—	—	202

Net income and comprehensive income	810	—	810

Balance at June 30, 2001	(8,535)	—	13,754

Components of comprehensive income:

Net income	9,400	—	9,400

Change in net unrealized gain on available-for-sale investments	—	63	63

Total comprehensive income			9,463

Reincorporation in Delaware	—	—	—

Issuance of common stock in connection with initial public offering	—	—	49,247

Conversion of preferred stock in into shares of common stock in connection with public offering	—	—	—

Issuance of common stock upon exercise of warrants	—	—	—

Issuance of common stock for option exercises	—	—	835

Amortization of deferred stock compensation, net of reversals	—	—	346

Tax benefit for nonqualified stock option exercises	—	—	253

Repayment of notes receivable from stockholders	—	—	30

Issuance of common stock from escrow from acquisition of sales representative workforce	—	—	75

Balance at June 30, 2002	$865	$63	$74,003

SYNAPTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended June 30,

	2000	2001	2002

Net income (loss)	$(2,007)	$810	$9,400

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Acquired in-process research and development	855	—	—

Equity in losses of an affiliated company	2,712	—	—

Depreciation and amortization of property and equipment	642	876	1,182

Amortization of goodwill and other acquired intangible assets	605	784	134

Amortization of deferred stock compensation	82	597	453

Tax benefit from stock options	—	—	253

Stock compensation in connection with modification of terms of stock options	—	202	(107)

Fair value of common stock issued to consultants for services rendered	55	—	—

Changes in operating assets and liabilities:

Accounts receivable	(3,671)	(5,145)	(997)

Inventories	(1,549)	(3,698)	1,423

Prepaid expenses and other current assets	(114)	100	(968)

Deferred taxes	—	(400)	(1,345)

Other assets	(59)	(349)	191

Accounts payable	2,508	2,791	(1,422)

Accrued compensation	4	403	598

Accrued warranty	(121)	30	493

Other accrued liabilities	(412)	314	1,340

Income taxes payable	120	362	2,124

Other liabilities	310	28	88

Net cash provided by (used in) operating activities	(40)	(2,295)	12,840

Investing activities

Purchases of short-term investments	—	—	(19,626)

Purchase of property and equipment	(1,101)	(982)	(1,287)

Cash paid in connection with the acquisition of Absolute Sensors Limited	(1,450)	—	—

Advances to an affiliated company	(2,712)	—	—

Net cash used in investing activities	(5,263)	(982)	(20,913)

Financing activities

Payments on capital leases and equipment financing obligations	(397)	(570)	(622)

Proceeds from equipment financing	222	499	308

Proceeds from issuance of common stock upon initial public offering	—	—	49,247

Proceeds from issuance of common stock upon exercise of options, net of notes receivable	212	607	835

Repayment of notes receivable from stockholders	62	—	30

Net cash provided by financing activities	99	536	49,798

Increase (decrease) in cash and cash equivalents	(5,204)	(2,741)	41,725

Cash and cash equivalents at beginning of year	11,711	6,507	3,766

Cash and cash equivalents at end of year	$6,507	$3,766	$45,491

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended June 30,

	2000	2001	2002

Supplemental disclosures of cash flow information

Retirement of equipment and related accumulated depreciation for property and equipment no longer in service	$—	$1,655	$—

Cash paid for interest	59	76	84

Cash paid for taxes	160	—	3,988

Issuance of common stock to employees for notes receivable	300	273	—

Cancellation of note receivable from stockholders	98	—	—

Reversal of stock compensation	—	—	(111)

Equipment acquired under a capital lease	—	423	143

Acquisition of sales representative work force through the issuance of common stock	150	—	—

Issuance of common stock from escrow related to the acquisition of sales representative work force	—	—	75

Acquisition of Absolute Sensors Limited:

Issuance of common stock	1,302	—	—

Equipment and furniture acquired	138	—	—

Accounts receivable acquired	100	—	—

Liabilities assumed	520	—	—

See notes to condensed consolidated financial statements

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

         We were founded in March 1986. We develop intuitive user interface solutions for intelligent electronic devices and products. We started shipping our current core product, the TouchPad, in 1995. The TouchPad is incorporated into a number of notebook computer product lines by original equipment manufacturers (OEMs) and contract manufacturers and sold throughout the world.

         The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

         Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying financial statements have been shown as ending on June 30, 2000, 2001, and 2002. The years ended June 30, 2000 and 2002 consisted of 52 weeks, and the year ended June 30, 2001 consisted of 53 weeks.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

         Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments are held as securities available for sale and are carried at their market value as of the balance sheet date with approximated amortized cost. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. There have been no sales of short-term investments to date.

As of June 30, 2002:		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Municipal securities	$19,626	$63	$—	$19,689

Total available-for-sale securities	$19,626	$63	—	$19,689

         The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity at June 30, 2002 (in thousands):

	Amortized	Fair
	Cost	Value

Less than one year	$5,513	$5,527

Due in 1 - 2 years	14,113	14,162

Total	$19,626	$19,689

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Values of Financial Instruments

         The fair values of our cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of those instruments.

Concentration of Risk

         We sell our products primarily to contract manufacturers that provide manufacturing services to notebook computer OEMs. Credit is extended based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been within our expectations, and we believe that an adequate allowance for doubtful accounts has been provided. One of the contract manufacturers for OEMs comprised 37% and 14% of our accounts receivable balance at June 30, 2001 and 2002, respectively. Another contract manufacturer for OEMs comprised 1% and 14% of our accounts receivable balance at June 30, 2001 and 2002, respectively. Another contract manufacturer for OEMs comprised 8% and 11% of the accounts receivable balance at June 30, 2001 and 2002, respectively.

Other Concentrations

         Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single-sourced components.

Revenue Recognition

         We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time of recognition of revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an on-going basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectability of accounts receivables based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operation results or financial position.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	June 30,	June 30,
	2001	2002

Raw materials and work-in-process	$6,938	$5,690

Finished goods	352	177

	$7,290	$5,867

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets of three years or the lease term. Depreciation expense for years ending 2000, 2001, and 2002 was $642,000, $876,000 and $1,182,000, respectively. During the year ended June 30, 2001, we retired fully depreciated equipment and furniture at an original cost of $1,655,000. No such equipment and furniture was retired during the years ended 2000 and 2002.

Foreign Currency Translation

         Our functional and reporting currency is the U.S. dollar in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Our monetary assets and liabilities not denominated in the functional currency are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of translation. Revenue and expenses are translated at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation gains (losses) included in operating results for the years ended June 30, 2000, 2001 and 2002 totaled ($94,000), $29,000 and $25,000, respectively. To date we have not undertaken hedging transactions related to foreign currency exposure.

Goodwill and Other Acquired Intangible Assets

         Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other acquired intangible assets primarily represent core technology and patent rights. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“FAS 141” and “FAS 142”, respectively). FAS 141 supercedes APB Opinion No. 16, Business Combinations, and eliminates the pooling-of-interest method of accounting for business combinations. FAS also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned, or exchanged. We adopted FAS 141 effective July 1, 2001, the results of which are reflected in the accompanying consolidated financial statements effective for the year ended June 30, 2002. Adoption of FAS 141 on July 1, 2001 did not have any impact on our financial position or historical results of operations. However, certain intangible assets that did not meet the new criteria for recognition as a separate class of intangible assets have been reclassified as part of goodwill for all periods presented.

         FAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. We had previously amortized goodwill over its estimated useful life of three years; however, pursuant to the adoption of FAS 142 on July 1, 2001, the goodwill is no longer amortized. We continue to amortize separately identifiable intangible assets with finite useful lives over periods ranging from two to three years and the adoption of FAS 142 had no impact on such identifiable intangible assets. In our opinion, no material impairment existed at June 30, 2002.

Impairment of Long-Lived Assets

         We evaluate long-lived assets, including goodwill and acquired intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Ownership Interest in Affiliated Company

         Investment consists of an ownership interest in the form of convertible preferred stock in a privately held development stage company. We account for the investment under the equity method in accordance with APB 18

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the Emerging Issues Task Force (“EITF”) topic D-68 and issues No. 98-13 and No. 99-10. We consider our ownership of preferred stock and advances made to the affiliated company in determining the amount of equity losses to be recognized (see Note 3).

Segment Information

         We have adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“FAS 131”). We operate in one segment, the development, marketing, and sale of intuitive user interface solutions for intelligent electronic devices and products.

Stock-Based Compensation

         As permitted by FAS 123, “Accounting for Stock-Based Compensation,” we applied APB25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans and, accordingly, we do not recognize compensation expense for stock option grants with an exercise price equal to the fair market value of the shares at the date of grant. We provide additional pro forma disclosures as required under FAS 123. (See Note 8 for pro forma disclosure of stock-based compensation pursuant to FAS 123).

         Options granted to consultants and other non-employees are accounted for at fair value determined by using the Black-Scholes method in accordance with EITF Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.” These options are subject to periodic revaluation over their vesting term, if any. The assumptions used to value stock-based awards to consultants and non-employees are similar to those used for employees, except that a volatility of 0.8 was used

Warranty

         Upon product shipment, we provide for estimated warranty costs to repair or replace products for a period of 12 months from the date of sale. To date, warranty costs have not been material.

Advertising Expense

         All advertising costs are expensed as incurred. The advertising costs for the years ended June 30, 2001 and 2002 were $322,000 and $190,000, respectively. Advertising costs for the year ended June 30, 2000 were insignificant.

Comprehensive Income (Loss)

         Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) comprises unrealized gains and losses, on available-for-sale securities, which have been insignificant through June 30, 2001. At June 30, 2002, accumulated other comprehensive income amounted to $63,000.

Income Taxes

         We account for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.

Research and Development

         Costs to develop our products, which include the costs incurred to design interface solutions for customers prior to the customers incorporating those solutions into their products, are expensed as incurred in accordance with FAS 2 “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         We account for software development costs in accordance with FAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs once technological feasibility for the software component is established, and research and development activities for the hardware component are completed. Based on our development process, the time period between the establishment of technological feasibility and completion of the hardware component and the release of the product is short and capitalization of internal development costs has not been material to date.

Net Income (Loss) Per Share

         Basic and diluted net income (loss) per share amounts are presented in conformity with the FAS 128, “Earning Per Share,” for all periods presented. In accordance with FAS 128, basic and diluted net loss per share amounts and basic net income per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share amounts also includes the effect of potentially dilutive securities, including stock options, warrants, and convertible preferred stock, when dilutive.

Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, which in our case is our fiscal year ending June 30, 2003. The adoption of FAS 144 is not expected to have any material adverse impact on our financial position or results of our operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Cost Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 nullifies Emerging Issues Task Force (EITF) Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will be effective in our fiscal year ending June 30, 2003. The adoption of FAS 146 is not expected to have any material adverse impact on our financial position or results of its operations.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Completion of Initial Public Offering

         On February 1, 2002, we completed an initial public offering of 5,000,000 shares of common stock, resulting in net proceeds, after the underwriters’ discount and offering expenses, of $49.2 million. The underwriters purchased an additional 750,000 shares of common stock from certain selling stockholders from which we did not receive any proceeds. In connection with the initial public offering, we completed a change-of-domicile merger in which we were reincorporated in Delaware; our authorized capital was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share; each share of common stock, no par value, was converted into one share of common stock, $.001 par value; and all of the preferred stock, including the net exercise of warrants, was converted into 11,099,415 shares of common stock.

3. Ownership Interest in Affiliated Company and Note Payable to Related Party

         During the year ended June 30, 1998, we entered into agreements with National Semiconductor Corporation (“National”), a related party, with respect to the formation of a development stage company, Foveonics, Inc. (now known as Foveon, Inc.), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1,500,000 under a limited-recourse note, which we utilized to purchase additional preferred shares of Foveon, which increased our ownership interest in Foveon to 43%. The note matures in 2007 and bears interest at 6.0% per annum. If the note and related accrued interest are not repaid, National’s sole remedy under the loan is to require us to return to National a portion of Foveon shares purchased with the proceeds of the loan and held by us.

         During the year ended June 30, 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to nil as our share of losses incurred by Foveon exceeded the carrying value of the investment. No equity losses were recorded during the year ended June 30, 1999 as we did not have any carrying value associated with the investment.

         During the year ended June 30, 2000, we advanced to Foveon a total of $2,712,000 in return for convertible promissory notes. The notes were convertible into shares of Foveon preferred stock in accordance with the defined terms, had a term of ten years, and bore interest at rates ranging from 6.5% to 6.85%, payable at maturity. During the year ended June 30, 2000, we recorded our share of losses incurred by Foveon on the basis of our proportionate share of funding provided to Foveon by us and National and accordingly recorded additional equity losses limited to the then maximum carrying value of our total investment, which was $2,712,000, including the ownership of convertible debt securities issued by Foveon. Accordingly, as of June 30, 2000, 2001, and 2002, the carrying value of our investment in Foveon had been reduced to nil as our share of losses incurred by Foveon exceeded the carrying value of the investment. We are not obligated to provide additional funding to Foveon.

         In August 2000, the convertible promissory notes we held and related accrued interest were automatically converted into 443,965 shares of Foveon preferred stock in connection with an equity financing completed by Foveon.

         In connection with the issuance of the convertible promissory notes, we also received warrants to purchase 106,718 shares of Foveon Series B preferred stock and warrants to purchase 22,918 shares of Foveon Series C preferred stock at exercise prices of $5.88 and $6.76 per share, respectively. The preferred shares are convertible into common shares upon a firm underwritten public offering of Foveon common stock for proceeds of at least $20 million and a pre-offering market capitalization of at least $225 million. The voting rights of preferred stock were restricted as to the election of board of directors and certain protective provisions with respect to the sale of Foveon or substantially all the assets of Foveon. The preferred stockholders also have the right of first refusal in connection with the purchase of new securities to be offered by Foveon.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of Foveon’s financial information as of and for the years ended June 30, 2000, 2001, and 2002 (in thousands):

	June 30,

	2000	2001	2002

Current assets		$10,132	$36,545

Total assets		11,074	38,209

Current liabilities		1,769	1,473

Total liabilities		1,769	2,014

Net loss	$(13,807)	(13,606)	(14,093)

4. Acquisitions

Acquisition of Sales Representative Workforce

         In May 1999, our Board of Directors approved the establishment of a branch in Taiwan. On June 1, 1999, we entered into an employee transfer agreement with an outside sales agent ( the “agent”) to transfer certain of the agent’s employees to a subsidiary of ours. In consideration for the transfer of the assembled workforce, we entered into a restricted stock purchase agreement (the “Agreement”) with the agent.

         The Agreement required us to issue 37,500 fully paid shares of common stock to the agent on the closing date of the agreement and also required us to place an additional 37,500 shares in escrow. The escrow shares were released to the agent in December 2001 since the agent had fulfilled the covenant not to solicit any employee or consultant for two years from the transfer of the agent’s employees to us. We recorded the acquisition of assembled sales representative workforce as an intangible asset in the amount of $150,000, representing the fair value of the total stock-based consideration, which was amortized on a straight-line basis over 30 months.

Acquisition of Absolute Sensors Limited

         On October 26, 1999, we completed the acquisition of Absolute Sensors Limited (ASL), now known as Synaptics (UK) Limited. ASL, a United Kingdom-based company, is a developer of inductive sensing technology. We acquired all of the outstanding shares and certain assets of ASL in exchange for approximately $1,450,000 in cash and 652,025 shares of our common stock. The total purchase price of ASL, including acquisition-related costs of approximately $232,000, was $3,103,000. We allocated the total purchase price based on available information with respect to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Acquired core technology	$201

Acquired in-process research and development	855

Acquired workforce	160

Purchased patents	154

Goodwill	1,663

Net book value of acquired assets and liabilities, which approximates fair value	70

Total purchase price	$3,103

(See Note 1 and the table below for the impact of the adoption of FAS 141 and FAS 142.)

         The purchase price allocation performed by us resulted in a $855,000 in-process research and development charge related to the value of ASL’s 3D position-sensing technology. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, we used a present value income approach and considered, among other factors, the stage of development of each product, the time and resources needed to completed each product, and expected income and associated risks. The stage of completion was determined by estimated in the costs and time incurred and the milestones completed to date relative to the time and costs incurred to develop the in-process technology into a commercially viable technology or product. The estimated net present

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of cash flows was based on incremental future cash flows from revenue expected to be generated by the technology or product being developed. The core technology, goodwill, and other intangibles are being amortized on a straight-line basis over periods from two to three years, the estimated useful lives of these acquired assets. Pursuant to the adoption of FAS 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized. In addition, acquired workforce does not meet the criteria for separate recognition under FAS 142 and therefore is now combined with goodwill (see Note 1).

         Under the agreement, we were obligated to issue an aggregate of up to an additional 200,000 shares of our common stock to ASL shareholders as additional purchase consideration if the sale of our products incorporating ASL technology reached a certain defined volume within a period of 24 months after the acquisition. In November 2001 the additional shares held in escrow were canceled, as we did not sell any products incorporating ASL technology through the expiration of the 24 month-period in October 2001.

         This acquisition was accounted for as a purchase, and accordingly, the results of operations of ASL subsequent to October 26, 1999 are included in our consolidated statements of operations. Unaudited pro forma net loss of $2,140,000 ($0.39 per share) for the year ended June 30, 2000 represents the net loss as if the acquisition had occurred at the beginning of the year and includes the amortization of goodwill and other acquired intangible assets but excludes the charge for acquired in-process research and development, as it is nonrecurring. ASL did not generate any revenue from external customers during these periods, and accordingly, pro forma revenue has not been disclosed separately.

         Goodwill and other acquired intangible assets consist of the following (in thousands):

	June 30,

	2001	2002

Goodwill	$1,823

Accumulated amortization	(1,058)

Carrying value of goodwill	$765	$765

Other acquired Intangible Assets:

Acquired core technology	201	201

Acquired sales representatives	150	150

Purchased patents	154	154

	505	505

Accumulated amortization	(331)	(465)

Carrying value of other acquired intangible assets	$174	$40

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

         Had we been accounting for goodwill and other intangible assets under FAS 142 since the date of acquisition, the impact on the reported income (loss) and basic and diluted income (loss) per share for 2000 and 2001, would have been as follows (in thousands, except per share data):

	Years ended
	June 30,

	2000	2001

Reported net income (loss)	$(2,007)	$810

Add back: Goodwill amortization	370	555

Add Back: Acquired workforce amortization	53	80

	$(1,584)	$1,445

Net income (loss) per share —Basic Reported net income (loss)	$(0.38)	$0.13

Goodwill amortization	0.07	0.09

Acquired workforce amortization	0.01	0.01

Adjusted net income (loss) per share —Basic	$(0.30)	$0.23

Net income (loss) per share —Diluted Reported net income (loss)	$(0.38)	$0.04

Goodwill amortization	0.07	0.03

Acquired workforce amortization	0.01	*

Adjusted net income (loss) per share —Diluted	$(0.30)	$0.07

*	Less than $0.01 per share.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Net Income Per Share

         Basic net income per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, warrants, and convertible preferred stock, when dilutive.

         The following table presents the computation of basic and diluted net income per share, (dollars in thousands, except share amounts):

	Years Ended June 30,

	2000	2001	2002

Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(2,007)	$810	$9,400

Denominator for basic net income (loss) per share:

Weighted average common shares outstanding	5,498,218	6,329,832	13,529,537

Less: Weighted average shares subject to repurchase	(275,480)	(195,946)	(6,094)

Denominator for basic net income (loss) per share	5,222,738	6,133,886	13,523,443

Denominator for diluted net income (loss) per share:

Shares used above, basic	5,222,738	6,133,886	13,523,443

Dilutive stock options	—	2,614,663	2,484,360

Dilutive warrants	—	19,925	22,665

Dilutive preferred stock, until January 2002 IPO	—	11,073,517	6,492,418

Dilutive contingent shares.........	—	37,500	21,575

	5,222,738	19,879,491	22,544,461

Net income (loss) per share:

Basic	$(0.38)	$0.13	$0.70

Diluted	$(0.38)	$0.04	$0.42

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Property and Equipment

         Property and equipment consisted of the following (in thousands):

	June 30,

	2001	2002

Equipment	$3,029	$4,434

Furniture	390	414

	3,419	4,848

Accumulated depreciation and amortization	(1,624)	(2,805)

Property and equipment, net	$1,795	$2,043

7. Leases, Equipment Financing Obligations and Line of Credit

         We lease our domestic facility under an operating lease that expires on May 31, 2005. We lease our UK facility under an operating lease that expires on May 3, 2007. Total rent expense, recognized on a straight-line basis, was approximately $583,000, $708,000 and $725,000 for the years ended June 30, 2000, 2001, and 2002, respectively.

Equipment Financing Obligations

         Through June 30, 2002 we purchased a total of $618,000 of equipment under an equipment financing line. At June 30, 2001 and 2002, the outstanding balance under this line was approximately $184,000 and $21,000, respectively. Obligations under this facility bear interest at rates ranging from between 7.79% and 8.89% per year and are payable monthly through September 2002 and are subject to certain financial covenants. Assets acquired under this arrangement secure the related obligations.

         We entered into a $750,000 equipment financing line agreement during the year ended June 30, 2001. At June 30, 2002, the outstanding balance under this line approximated $486,000. Obligations under this facility bear interest at rates ranging between 5.80% and 7.60% per year, are payable monthly through September 2004, and are subject to certain financial covenants. Assets acquired under this arrangement secure the related obligations.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

         We also lease certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment acquired under capital leases aggregated approximately $549,000 and $579,000 at June 30, 2001 and 2002, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. At June 30, 2001 and 2002, the outstanding balance payable under these capital leases approximated $280,000 and $197,000, respectively. The aggregate future minimum rental commitments as of June 30, 2002 for noncancelable operating leases and capital and equipment financing obligations with initial or remaining terms in excess of one year are as follows (in thousands):

		Capital Leases
		and Equipment
	Operating	Financing
	Leases	Obligations

2003	$956	$471

2004	977	238

2005	935	28

2006	268	—

2007	223	—

Total minimum lease payments	$3,359	737

Less amounts representing interest		33

Present value of net minimum lease payments		704

Less portion due within one year		445

		$259

Line of Credit

         In August 2001, we entered into a $4.2 million revolving line of credit (“line of credit”) with a bank. This revolving line of credit was set to expire on August 29, 2002, had an interest rate equal to 0.5% above prime lending rate, and provides for a security interest in substantially all our assets. Borrowings under this line of credit are subject to certain financial and non-financial covenants, and are limited to 75% of qualifying account receivables as defined in the agreement with the bank. This line of credit places restrictions on the payment of any dividends. As of June 30, 2002, we had not borrowed any amounts under this facility. Subsequent to June 30, 2002, the terms of this revolving line of credit have been modified to extend the expiration date to October 31, 2002 and change the interest rate to equal Silicon Valley Bank’s prime lending rate.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Stockholder’s Equity

Convertible Preferred Stock

         As of June 30, 2001, the convertible preferred stock consisted of the following:

	Issued and
	Designated	Outstanding	Liquidation
	Shares	Shares	Preference

			(in thousands)
Series A	496,095	496,095	$635

Series B	871,428	871,428	1,525

Series C	545,455	545,455	600

Series D	2,314,284	2,314,284	4,050

Series E	2,887,703	2,887,703	7,219

Series F	1,055,556	1,055,242	4,749

	8,170,521	8,170,207	$18,778

         All preferred stock was converted into 11,073,517 shares of common stock upon the closing of our initial public offering, and accordingly we did not have convertible preferred stock outstanding as of June 30, 2002.

Preferred Stock

         We authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series, without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

         The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of control of Synaptics and might harm the market price of its common stock and the voting power and other rights of the holders of common stock. We have no current plans to issue any shares of preferred stock. As of June 30, 2002, there were no shares of preferred stock outstanding.

Stock-Based Compensation

         During 1986, 1996, 2000, and 2001, we adopted stock option plans (the “Plans”) under which employees and directors may be granted incentive stock options or nonqualified stock options to purchase up to a total of 7,650,000 shares of the our common stock at not less than 100% or 85% of the fair value, respectively, on the date of grant as determined by the Board of Directors.

         Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter or 100% at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are canceled.

         The 1986 Stock Option Plan expired by its terms with respect to any future option grants effective November 1996. At June 30, 2002, all shares available for issuance were pursuant to the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Incentive Compensation Plan.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

         During the year ended June 30, 2000, we issued 31,835 shares of common stock to vendors and consultants in exchange for services rendered. The fair value of $55,000 assigned to the shares was based on our estimate of the fair value of the common stock. The fair value of such shares was amortized over the period in which the services were rendered. No shares of common stock were issued to vendors or consultants during the years ended June 30, 2001 and 2002.

         During the years ended June 30, 2000 and 2001, we granted options for the purchase of 52,500 and 17,000 shares of common stock, respectively, to consultants and advisors in consideration for services, at an exercise price of $2.50 per share. These options became vested and exercisable upon achievement of predetermined milestones and accordingly were subject to periodic re-measurement over the vesting period of six months. We recorded deferred stock compensation of approximately $135,000 and $168,000 for the years ended June 30, 2000 and 2001, respectively, representing the fair value of stock options on the respective grant dates, which was computed on the basis of Black-Scholes methodology using the valuation inputs similar to those used for employees except for the use of contractual life of the options instead of expected life. We recorded compensation expense of approximately $80,000 and $223,000 for the years ended June 30, 2000 and 2001, respectively, related to the amortization of deferred compensation for these options. These options became fully vested during the year ended June 30, 2001.

         We also recorded compensation charges of $202,000 for the year ended June 30, 2001 in connection with the modification of terms of stock options granted to certain employees, which modification related to the acceleration of vesting upon termination of employment and exercisability of the option for the aggregate number of 73,750 shares. The compensation expense was computed on the basis of intrinsic value representing the difference between the option exercise price and the deemed fair value of underlying common stock on the respective date of modification of terms. The underlying options had exercise prices ranging from $2.00 to $2.50 per share. As of June 30, 2001, all of the options were fully vested and had been exercised.

         The following table summarized option activity for the years ended June 30, 2000, 2001, and 2002:

Balance at June 30, 1999	264,295	2,315,291	$1.13

Additional shares authorized	1,750,000	—

Options granted	(1,951,410)	1,951,410	$2.27

Options exercised	—	(542,100)	$1.06

Options cancelled	224,581	(224,581)	$1.77

Balance at June 30, 2000	287,466	3,500,020	$1.77

Additional shares authorized	1,600,000	—

Options granted	(1,651,272)	1,651,272	$4.24

Options exercised	—	(653,561)	$1.35

Options cancelled	506,490	(526,490)	$2.04

Balance at June 30, 2001	742,684	3,971,241	$2.81

Additional shares authorized	600,000	—

Options granted	(1,148,240)	1,148,240	$9.90

Options exercised	—	(443,518)	$1.88

Options cancelled	169,711	(169,711)	$4.56

Balance at June 30, 2002	364,155	4,506,252	$4.64

         The weighted average grant date fair value of options was $0.61, $2.25 and $5.15 for the years ended June 30, 2000, 2001 and 2002, respectively.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

         The following table summarizes stock options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.60	20,000	2.96	$0.60	20,000	$0.60

$1.00	569,638	6.21	$1.00	431,661	$1.00

$2.00	658,196	7.19	$2.00	420,247	$2.00

$2.50	770,031	7.74	$2.50	281,248	$2.50

$2.90	40,000	5.05	$2.90	40,000	$2.90

$3.00	698,707	8.23	$3.00	90,053	$3.00

$3.50 - $6.50	431,750	8.43	$4.76	133,946	$4.59

$8.50	818,430	9.14	$8.50	69,346	$8.50

$9.00 - $12.98	365,000	9.53	$9.13	—	—

$18.70	134,500	9.82	$18.70	—	—

$.60 - $18.70	4,506,252	8.03	$4.64	1,486,501	$2.41

         At June 30, 2001, 956,138 shares were exercisable at a weighted average exercise price of $1.66.

         We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. When the exercise price of our employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income (loss) has been determined as if we had accounted for our employee stock options under the fair value method of FAS 123 during the years ended June 30, 2000, 2001, and 2002. The fair value of options granted in 2002 was determined based on estimated stock price volatility. Options granted prior to 2002 were determined based on the minimum value method. The weighted average assumptions used to determine fair value were as follows:

	Options			ESPP

	Years Ended June 30,			Years Ended June 30,

	2000	2001	2002	2000	2001	2002

Expected volatility	N/A	N/A	0.5	N/A	N/A	0.5

Expected life of options in years	5	5	5	N/A	N/A	0.4

Risk-free interest rate	6.3%	5.7%	4.4%	N/A	N/A	1.7%

Expected dividend yield	0	0	0	N/A	N/A	0

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

         Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, pro forma income (loss) would be as follows:

	Years Ended June 30,

	2000	2001	2002

Net income (loss) in thousands

As reported	$(2,007)	$810	$9,400

Pro forma	$(2,432)	$453	$7,986

Net income (loss) per share — Basic

As reported	$(0.38)	$0.13	$0.70

Pro forma	$(0.47)	$0.07	$0.59

Net income (loss) per share — Diluted

As reported	$(0.38)	$0.04	$0.42

Pro forma	$(0.47)	$0.02	$0.35

Deferred Compensation

         We recorded deferred stock compensation of $85,000 and $1,940,000 during the years ended June 30, 2000 and 2001, respectively, representing the aggregate difference between the exercise prices of options granted to employees and the deemed fair values for common stock subject to the options as of the respective measurement dates. These amounts are being amortized by charges to operations, on a straight-line basis over the vesting periods of the individual stock options. During the years ended June 30, 2000, 2001 and 2002, we recorded $2,000, $374,000, and $453,000, respectively, of amortization expense related to deferred stock compensation. Also during year ended June 30, 2002, we recorded a reversal of $111,000 of deferred stock compensation and amortization expense for terminated employees.

Warrants

         In connection with certain financing transactions during 1995, the Board of Directors authorized the issuance of warrants to purchase 32,000 shares of the Company’s Series E preferred stock at an exercise price of $2.50 per share. The grant date fair value of the warrants for financial reporting purposes was determined to be immaterial. During 2002 the warrant was exercised for a net of 25,898 shares.

Shares Reserved for Future Issuance

         We have reserved shares of common stock for future issuance as follows:

June 30,
2002

Stock options outstanding	4,506,252

Stock options, available for grant	364,156

Total	4,870,408

9. Notes Receivable from Stockholders

         During the years ended June 30, 1999 and 2000, we received $493,000 and $300,000, respectively, of full-recourse notes receivable from certain employees, which notes bear interest at rates ranging from 4.5% to 6.1%, in consideration for stock issued upon the exercise of stock options. During the year ended June 30, 2001, we received $200,000 of full-recourse and $73,000 of non-recourse notes receivable from certain employees in consideration for stock issued upon the exercise of stock options. These notes bear interest rates ranging from 6.1% to 6.3%. The notes and accrued interest, which are compounded semiannually, become due over the period from December 2002 to October 2009 or upon termination of employment, whichever is earlier. As of June 30, 2001 and 2002, the

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amounts outstanding amounted to $906,000 and $876,000, respectively. The non-recourse notes receivable were issued in connection with fully vested and exercisable stock options. We recorded compensation expense of approximately $109,000 computed on the basis of the intrinsic value of the options on the date of the exercise of the stock options and issuance of the notes (see Note 8).

10. Employee benefit plans

401(k) Plan

         We have a 401(k) Retirement Savings Plan for full-time employees (the “Plan”). Under the Plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $11,000. The annual limit for employees who are 50 years or older is $12,000. We do not provide any matching funds.

2001 Employee Stock Purchase Plan

         We adopted the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) in February 2001. The Purchase Plan became effective on January 29, 2002, the effective date of the registration statement for the initial public offering. The Purchase Plan allows employees to designate up to 15% of their total compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of fair market value. We reserved 1,000,000 shares of common stock for issuance under the Purchase Plan.

11. Income Taxes

         The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,

	2000	2001	2002

Current:

Federal	$58	$475	$5,341

State	1	1	920

Foreign	61	104	140

Total Current	120	580	6,401

Deferred:

Federal	—	(400)	(1,345)

State	—	—	—

Foreign	—	—	—

Total Deferred	—	(400)	(1,345)

Total provision	$120	$180	$5,056

         Income before provision for income taxes and equity losses consisted of the following (in thousands):

	Years Ended June 30,

	2000	2001	2002

U.S.	$2,033	$1,371	$14,198

Foreign	(1,208)	(381)	258

Total	$825	$990	$14,456

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

         The provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ended June 30,

	2000	2001	2002

Provision (benefit) at U.S. federal statutory rate	$324	$347	$5,059

State income taxes	—	—	598

Utilization of net operating losses	(794)	(236)	—

Change in valuation allowance	—	—	(789)

Acquired in-process research and development	299	—	—

Goodwill and other intangible assets	176	263	47

Research and development credit	—	(536)	(400)

Alternative minimum tax	59	—	—

Amortization of deferred compensation	—	279	121

Meals, entertainment and other permanent differences	56	63	420

	$120	$180	$5,056

         Significant components of our deferred tax assets are as follows (in thousands):

	Years Ended June 30,

	2001	2002

Research and development credit carryforwards	$1,025	$—

Investment writedowns	1,085	1,085

Inventory writedowns	449	619

Warranty reserve	204	401

Depreciation and amortization	207	267

Accrued compensation	398	575

Accruals not currently deductible	481	206

Total deferred assets	3,849	3,153

Valuation allowance	(3,434)	(1,388)

	415	1,765

Deferred Tax Liabilities:

Foreign income repatriation	(15)	(20)

Total deferred tax liabilities	(15)	(20)

Net Deferred Tax Asset	$400	$1,745

         Realization of deferred tax assets depends on our generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. At June 30, 2002, a valuation allowance of $1,388,000 has been reserved against part of our deferred tax assets due to uncertainty regarding their realization. The valuation allowance increased (decreased) by $700,000, ($800,000) and $2,046,000 during 2000, 2001, and 2002, respectively.

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Segment, Customers, and Geographic Information

         We operate in one segment: the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and generate our revenue from two broad product categories, the notebook computer market and information appliances (“iAppliances and other electronic devices”) market. The notebook computer market accounted for 97% and 98% of the revenue in fiscal year 2001 and 2002, respectively

         The following is a summary of operations within geographic areas based on customers’ location (in thousands):

	Year Ended June 30,

	2000	2001	2002

Revenue from sales to unaffiliated customers:

Taiwan	$38,125	$58,902	$77,807

United States	1,967	10,351	3,240

Korea	1,335	2,012	2,502

China	193	655	5,280

Japan	1,037	758	3,945

Other	790	1,020	7,427

	$43,447	$73,698	$100,201

	June 30,

	2001	2002

Long-lived assets within geographic areas consisted of the following (in thousands):

Taiwan	$39	$42

United Kingdom	415	692

United States	1,341	1,309

	$1,795	$2,043

Major customer data as a percentage of total revenue

	Year Ended June 30,

	2000	2001	2002

Customer A	24%	32%	16%

Customer B	13%	5%	5%

Customer C	13%	6%	7%

Customer D	12%	6%	5%

Customer E	2%	11%	12%

SYNAPTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Subsequent Events

         On August 14, 2002, we adopted a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the Rights Plan, we issued a dividend of one Preferred Share Purchase Right for each share of our common stock held by stockholders of record as of the close of business on August 19, 2002. Each right entitles stockholders to purchase, at an exercise price of $60 per share, one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock.

         In general, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors
Foveon, Inc.:

         We have audited the accompanying statements of operations, convertible preferred stock and shareholders’ deficit, and cash flows of Foveon, Inc. (a development stage enterprise) for the year ended July 1, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Foveon, Inc. (a development stage enterprise) for the year ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California

August 31, 2000

FOVEON, INC.

(A Development Stage Enterprise)
Balance Sheets
June 30, 2002 and 2001

	2002	2001

	(Unaudited)	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$36,289,363	9,765,055

Accounts receivable	41,577	72,965

Inventories	8,124	51,899

Prepaid expenses	192,836	94,511

Other current assets	13,064	147,635

Total current assets	36,544,964	10,132,065

Property and equipment, net	1,663,661	941,454

Total assets	$38,208,625	11,073,519

Liabilities, Convertible Preferred Stock and Shareholders’ Deficit

Current liabilities:

Accounts payable	$497,284	725,627

Accrued liabilities	632,179	630,706

Current portion of capital lease obligations	281,038	255,599

Deferred revenue	62,717	156,727

Total current liabilities	1,473,218	1,768,659

Capital lease obligations, excluding current portion	541,205	—

Total liabilities	2,014,423	1,768,659

Commitments

Convertible preferred stock:

Series A, $0.001 par value; 6,300,000 shares authorized, issued, and outstanding (aggregate liquidation preference of $6,890,625)	6,890,625	6,890,625

Series B, $0.001 par value; 2,855,401 shares authorized; 2,580,000 shares issued and outstanding (aggregate liquidation preference of $15,176,463)	14,160,708	14,160,708

Series C, $0.001 par value; 4,097,704 shares authorized; 3,979,418 shares issued and outstanding (aggregate liquidation preference of $26,913,675)	26,391,732	26,391,732

Series D, $0.001 par value; 6,750,000 shares authorized; 5,249,677 shares issued and outstanding as of June 30, 2002 (aggregate liquidation preference of $40,999,977)	40,885,407	—

Shareholders’ deficit:

Common stock, $0.001 par value; 40,000,000 shares authorized; 1,516,092 and 1,337,797 shares issued and outstanding as of June 30, 2002 and 2001, respectively	1,516	1,338

Additional paid-in capital	2,092,055	1,995,094

Shareholder receivable	(675)	(675)

Deficit accumulated during the development stage	(54,227,166)	(40,133,962)

Total shareholders’ deficit	(52,134,270)	(38,138,205)

Total liabilities and shareholders’ deficit	$38,208,625	11,073,519

See accompanying notes to financial statements.

FOVEON, INC.

(A Development Stage Enterprise)
Statements of Operations

				Period from
				July 9, 1997
	Years ended			(inception) to
	June 30, 2002	June 30, 2001	July 1, 2000	June 30, 2002

	(Unaudited)	(Unaudited)		(Unaudited)
Net revenue	$589,119	1,275,512	311,043	2,175,674

Costs and expenses:

Cost of revenue	51,899	1,679,914	720,726	2,452,539

Research and development	9,892,207	7,206,279	5,834,902	31,453,303

General and administrative	2,330,567	2,034,711	1,815,413	8,275,622

Sales and marketing	2,673,416	4,367,109	4,993,297	14,264,791

Total costs and expenses	14,948,089	15,288,013	13,364,338	56,446,255

Operating loss	(14,358,970)	(14,012,501)	(13,053,295)	(54,270,581)

Interest expense	(22,323)	(263,022)	(850,046)	(1,549,839)

Interest income	288,089	669,821	96,806	1,593,254

Net loss	$(14,093,204)	(13,605,702)	(13,806,535)	(54,227,166)

See accompanying notes to financial statements.

FOVEON, INC.

(A Development Stage Enterprise)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

Period from July 9, 1997 (inception) to June 30, 2002
(Unaudited, except for the year ended July 1, 2000)

Convertible preferred stock

	Series A		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of Series A preferred stock in exchange for intellectual property rights in August 1997	1,728,571	$1,890,625	—	$—	—	$—	—	$—

Issuance of Series A preferred stock for cash in August 1997	4,571,429	5,000,000	—	—	—	—	—	—

Issuance of warrant to purchase Series B preferred stock in August 1997	—	—	—	—	—	—	—	—

Issuance of restricted common stock in August 1997	—	—	—	—	—	—	—	—

Issuance of restricted common stock in March 1998	—	—	—	—	—	—	—	—

Issuance of restricted common stock in July 1998	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balances as of July 3, 1998	6,300,000	6,890,625	—	—	—	—	—	—

Issuance of restricted common stock in July 1998	—	—	—	—	—	—	—	—

Issuance of Series B preferred stock from exercise of warrant in August 1998	—	—	514,047	3,023,804	—	—	—	—

Exercise of common stock options in September 1998	—	—	—	—	—	—	—	—

Issuance of restricted common stock in January 1999	—	—	—	—	—	—	—	—

Issuance of restricted common stock in June 1999	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balances as of July 2, 1999	6,300,000	6,890,625	514,047	3,023,804	—	—	—	—

Repurchase of restricted common stock in October 1999	—	—	—	—	—	—	—	—

Issuance of warrants in November 1999 in connection with notes payable	—	—	—	—	—	—	—	—

Issuance of warrants in December 1999 in connection with notes payable	—	—	—	—	—	—	—	—

Exercise of common stock options in January 2000	—	—	—	—	—	—	—	—

Exercise of common stock options in March 2000	—	—	—	—	—	—	—	—

Issuance of common stock in March 2000	—	—	—	—	—	—	—	—

Issuance of Series B preferred stock for cash in March 2000	—	—	30,000	176,471	—	—	—	—

Issuance of warrants in March 2000 in connection with notes payable	—	—	—	—	—	—	—	—

Exercise of common stock options in April 2000	—	—	—	—	—	—	—	—

Issuance of common stock in April 2000	—	—	—	—	—	—	—	—

Common stock repurchase in May 2000	—	—	—	—	—	—	—	—

Issuance of warrants in May 2000 in connection with notes payable	—	—	—	—	—	—	—	—

Exercise of common stock options in June 2000	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balances as of July 1, 2000	6,300,000	6,890,625	544,047	3,200,275	—	—	—	—

Exercise of common stock options in July 2000	—	—	—	—	—	—	—	—

Issuance of Series C preferred stock for cash in August 2000	—	—	—	—	2,809,321	19,000,002	—	—

Issuance of Series B preferred stock upon exercise of a warrant in August 2000	—	—	1,185,953	6,976,191	—	—	—	—

Issuance of Series B preferred stock upon conversion of notes in August 2000	—	—	850,000	3,984,242	—	—	—	—

Issuance of Series C preferred stock upon conversion of notes in August 2000	—	—	—	—	887,143	5,478,050	—	—

Exercise of common stock options in September 2000	—	—	—	—	—	—	—	—

Repurchase of restricted common stock in September 2000	—	—	—	—	—	—	—	—

Exercise of common stock options in October 2000	—	—	—	—	—	—	—	—

Exercise of common stock options in November 2000	—	—	—	—	—	—	—	—

Exercise of common stock options in December 2000	—	—	—	—	—	—	—	—

Issuance of Series C preferred stock for cash in December 2000	—	—	—	—	282,954	1,913,680	—	—

Exercise of common stock options in January 2001	—	—	—	—	—	—	—	—

Repurchase of restricted common stock in March 2001	—	—	—	—	—	—	—	—

Exercise of common stock options in April 2001	—	—	—	—	—	—	—	—

Issuance of restricted common stock in June 2001	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Balances as of June 30, 2001	6,300,000	6,890,625	2,580,000	14,160,708	3,979,418	26,391,732	—	—

Exercise of common stock options in July 2001	—	—	—	—	—	—	—	—

Exercise of common stock options in September 2001	—	—	—	—	—	—	—	—

Exercise of common stock options in November 2001	—	—	—	—	—	—	—	—

Exercise of common stock options in January 2002	—	—	—	—	—	—	—	—

Issuance of restricted common stock in March 2002	—	—	—	—	—	—	—	—

Exercise of common stock options in March 2002	—	—	—	—	—	—	—	—

Exercise of common stock options in April 2002	—	—	—	—	—	—	—	—

Issuance of Series D preferred stock for cash in April 2002	—	—	—	—	—	—	5,249,677	40,885,407

Net loss	—	—	—	—	—	—	—	—

Balances as of June 30, 2002	6,300,000	$6,890,625	2,580,000	$14,160,708	3,979,418	$26,391,732	5,249,677	$40,885,407

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Deficit
					accumulated
			Additional		during the	Total
	Common stock		paid-in	Shareholder	development	shareholders’
	Shares	Amount	capital	receivable	stage	deficit

Issuance of Series A preferred stock in exchange for intellectual property rights in August 1997	—	$—	—	—	—	—

Issuance of Series A preferred stock for cash in August 1997	—	—	—	—	—	—

Issuance of warrant to purchase Series B preferred stock in August 1997	—	—	1,700	—	—	1,700

Issuance of restricted common stock in August 1997	350,000	350	34,650	—	—	35,000

Issuance of restricted common stock in March 1998	370,000	370	36,630	—	—	37,000

Issuance of restricted common stock in July 1998	200,000	200	19,800	—	—	20,000

Net loss	—	—	—	—	(4,794,435)	(4,794,435)

Balances as of July 3, 1998	920,000	920	92,780	—	(4,794,435)	(4,700,735)

Issuance of restricted common stock in July 1998	85,000	85	8,415	—	—	8,500

Issuance of Series B preferred stock from exercise of warrant in August 1998	—	—	—	—	—	—

Exercise of common stock options in September 1998	6,250	6	619	—	—	625

Issuance of restricted common stock in January 1999	10,000	10	4,990	—	—	5,000

Issuance of restricted common stock in June 1999	150,000	150	74,850	—	—	75,000

Net loss	—	—	—	—	(7,927,290)	(7,927,290)

Balances as of July 2, 1999	1,171,250	1,171	181,654	—	(12,721,725)	(12,538,900)

Repurchase of restricted common stock in October 1999	(35,000)	(35)	(3,465)	—	—	(3,500)

Issuance of warrants in November 1999 in connection with notes payable	—	—	327,215	(82)	—	327,133

Issuance of warrants in December 1999 in connection with notes payable	—	—	779,274	(193)	—	779,081

Exercise of common stock options in January 2000	14,063	14	1,392	—	—	1,406

Exercise of common stock options in March 2000	1,562	2	779	—	—	781

Issuance of common stock in March 2000	30,000	30	14,970	—	—	15,000

Issuance of Series B preferred stock for cash in March 2000	—	—	—	—	—	—

Issuance of warrants in March 2000 in connection with notes payable	—	—	273,714	(200)	—	273,514

Exercise of common stock options in April 2000	2,916	3	1,455	—	—	1,458

Issuance of common stock in April 2000	5,000	5	2,495	—	—	2,500

Common stock repurchase in May 2000	(6,667)	(7)	(660)	—	—	(667)

Issuance of warrants in May 2000 in connection with notes payable	—	—	273,714	(200)	—	273,514

Exercise of common stock options in June 2000	7,083	7	3,535	—	—	3,542

Stock-based compensation	—	—	3,000	—	—	3,000

Net loss	—	—	—	—	(13,806,535)	(13,806,535)

Balances as of July 1, 2000	1,190,207	1,190	1,859,072	(675)	(26,528,260)	(24,668,673)

Exercise of common stock options in July 2000	25,000	25	12,475	—	—	12,500

Issuance of Series C preferred stock for cash in August 2000	—	—	—	—	—	—

Issuance of Series B preferred stock upon exercise of a warrant in August 2000	—	—	—	—	—	—

Issuance of Series B preferred stock upon conversion of notes in August 2000	—	—	—	—	—	—

Issuance of Series C preferred stock upon conversion of notes in August 2000	—	—	—	—	—	—

Exercise of common stock options in September 2000	8,375	8	4,180	—	—	4,188

Repurchase of restricted common stock in September 2000	(13,542)	(13)	(1,341)	—	—	(1,354)

Exercise of common stock options in October 2000	312	—	156	—	—	156

Exercise of common stock options in November 2000	25,000	25	12,475	—	—	12,500

Exercise of common stock options in December 2000	9,457	10	4,718	—	—	4,728

Issuance of Series C preferred stock for cash in December 2000	—	—	—	—	—	—

Exercise of common stock options in January 2001	1,385	1	691	—	—	692

Repurchase of restricted common stock in March 2001	(67,397)	(67)	(6,673)	—	—	(6,740)

Exercise of common stock options in April 2001	9,000	9	4,491	—	—	4,500

Issuance of restricted common stock in June 2001	150,000	150	104,850	—	—	105,000

Net loss	—	—	—	—	(13,605,702)	(13,605,702)

Balances as of June 30, 2001	1,337,797	1,338	1,995,094	(675)	(40,133,962)	(38,138,205)

Exercise of common stock options in July 2001	7,291	7	3,639	—	—	3,646

Exercise of common stock options in September 2001	5,833	6	2,910	—	—	2,916

Exercise of common stock options in November 2001	8,895	9	4,613	—	—	4,622

Exercise of common stock options in January 2002	30,009	30	19,141	—	—	19,171

Issuance of restricted common stock in March 2002	40,000	40	27,960	—	—	28,000

Exercise of common stock options in March 2002	70,726	71	30,834	—	—	30,905

Exercise of common stock options in April 2002	15,541	15	7,864	—	—	7,879

Issuance of Series D preferred stock for cash in April 2002	—	—	—	—	—	—

Net loss	—	—	—	—	(14,093,204)	(14,093,204)

Balances as of June 30, 2002	1,516,092	$1,516	2,092,055	(675)	(54,227,166)	(52,134,270)

See accompanying notes to financial statements.

FOVEON, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

				Period from
				July 9, 1997
	Years ended			(inception) to
	June 30, 2002	June 30, 2001	July 1, 2000	June 30, 2002

	(Unaudited)	(Unaudited)		(Unaudited)
Cash flows from operating activities:

Net loss	$(14,093,204)	(13,605,702)	(13,806,535)	(54,227,166)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	529,556	561,113	522,517	1,931,248

Interest accrued and amortization of discount on notes payable	—	36,882	771,549	1,209,562

Loss on disposal of equipment	5,211	127,255	20,731	157,179

Stock-based compensation	—	—	3,000	3,000

Impairment of intellectual property rights	—	—	—	1,890,625

Charge for obsolete inventory	—	1,005,462	—	1,005,462

Changes in operating assets and liabilities:

Accounts receivable	31,388	(72,965)	—	(41,577)

Inventories	43,775	(232,325)	(444,731)	(1,013,586)

Prepaid expenses, other current assets, and other assets	36,246	12,968	(89,729)	(205,900)

Accounts payable and accrued liabilities	(226,870)	34,013	703,593	1,129,463

Deferred revenue	(94,010)	(92,546)	249,273	62,717

Net cash used in operating activities	(13,767,908)	(12,225,845)	(12,070,332)	(48,098,973)

Cash flows used in investing activities:

Purchases of property and equipment	(360,511)	(580,257)	(423,114)	(2,080,941)

Cash flows from financing activities:

Proceeds from issuance of common stock	97,139	144,264	24,687	447,215

Repurchase of common stock	—	(8,094)	(4,167)	(12,261)

Proceeds from issuance of long-term notes payable	—	—	9,000,000	15,976,191

Proceeds from issuance of bridge loan	—	1,000,000	—	1,000,000

Proceeds from issuance of preferred stock and warrants, net of issuance costs	40,885,407	20,913,682	176,471	70,001,064

Repayments of notes payable and capital lease obligations	(329,819)	(331,001)	(207,855)	(942,932)

Net cash provided by financing activities	40,652,727	21,718,851	8,989,136	86,469,277

Net increase (decrease) in cash and cash equivalents	26,524,308	8,912,749	(3,504,310)	36,289,363

Cash and cash equivalents at beginning of year/period	9,765,055	852,306	4,356,616	—

Cash and cash equivalents at end of year/period	$36,289,363	9,765,055	852,306	36,289,363

Supplemental disclosures of cash flow information:

Cash paid during the year/period for interest	$22,323	1,320,169	78,497	1,434,306

Noncash investing and financing activities:

Issuance of preferred stock for intellectual property rights	—	—	—	1,890,625

Debt discount recorded for issuance of preferred stock warrants	—	—	1,653,243	1,653,243

Shareholders’ receivables recorded on issuance of warrants	—	—	675	675

Property and equipment acquired through capital leases	896,463	—	—	1,671,147

Conversion of notes to preferred stock	—	9,462,292	—	9,462,292

Cancelation of long-term notes payable as consideration for the exercise of a warrant to purchase preferred stock	—	6,976,191	—	6,976,191

See accompanying notes to financial statements.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

(1) Description of Business

Foveon, Inc. (the Company) was incorporated in California on July 9, 1997 and reported its financial results for fiscal years ending on the first Friday in July through its fiscal year ended July 1, 2000. During fiscal 2001, the Company changed its fiscal year-end to June 30th. The Company’s business consisted of developing and manufacturing digital camera systems. In late fiscal 2001, the Company changed its development focus from producing digital camera systems to marketing the imagers and imaging subsystems to customers. In fiscal 2002, the Company continued to make a limited number of sales of digital camera systems, primarily to existing customers. Years ending in June or July of a particular year are referred to herein as fiscal years (for example, the year ended June 30, 2002 is referred to as fiscal 2002). As of June 30, 2002, the Company is in the development stage with primary activities to date including customer demonstrations and limited sales, raising capital, performing research and development activities, producing prototypes, developing strategic alliances, and identifying markets. Revenue related to its planned principal operations of selling imagers and imaging subsystems have not yet commenced

(2) Summary of Significant Accounting Policies

(a)	Revenue Recognition

To date, revenue has been derived from sale of digital camera systems. Contracts from the sale of digital camera systems are multiple element arrangements with a combination of camera hardware, computer hardware and software, and software support services. As a result, revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Arrangements.

SOP 97-2 generally requires revenue earned on arrangements involving software products and services to be allocated to each element based on the relative fair values of the elements. The fair value of the elements must be based on vendor-specific objective evidence of the fair values of the elements. Revenue for each element is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

Due to the early stage of the product, the sale of digital camera systems in fiscal 2000 involved installation and demonstration obligations performed by the Company subsequent to the delivery of the systems to the customer. After customer acceptance of the delivered hardware and software products has been received, the only remaining obligation to the customer was post-contract customer support.

Vendor-specific objective evidence of the fair value of the individual elements of the Company’s fiscal 2000 sales arrangements does not exist. Since essentially all the costs of the arrangement were incurred upon delivery of the hardware and software products, the costs of sales related to those items were recorded upon the later of payment or acceptance by the customer, and an equal amount of revenue was recognized at that time. The entire gross margin was deferred and is being recognized ratably over the term of the support arrangement (one to three years).

During fiscal 2001, the Company developed sufficient experience in marketing its systems such that the installation and demonstration obligations became incidental and collectibility is assured upon shipment. In addition, the Company discontinued offering substantial post-contract customer support. As a result, the Company began recognizing all revenue upon shipment during fiscal 2001.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements — (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of 90 days or less to be cash equivalents. As of June 30, 2002 and 2001, cash equivalents consisted of money market funds in the amounts of $36,222,725 and $9,713,092, respectively.

(d)	Inventories

Inventories are stated at the lower of weighted-average cost or market.

(e)	Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset. Amortization of assets recorded under capital lease agreements is computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

(f)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g)	Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintained 100% and 99% as of June 30, 2002 and 2001, respectively, of its cash and cash equivalents with one financial institution. Management believes the financial risks associated with these financial instruments are minimal.

(h)	Research and Development Costs

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. Under this policy, no software development costs have been capitalized to date.

(i)	Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic-value method. Deferred stock-based compensation expense is recorded if, on the date of grant, the fair value

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements — (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

of the underlying stock exceeds the exercise price. Options granted to nonemployees are accounted for at fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company discloses the pro forma effect of using the fair-value method of accounting for all stock-based compensation arrangements in accordance with SFAS No. 123.

(j)	Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(k)	Comprehensive Income

To date, the Company has not experienced any material elements of other comprehensive income. As a result, net loss is equal to comprehensive loss for all periods presented.

(l)	Advertising Costs

The Company expenses advertising costs as incurred. These amounts are included in sales and marketing expenses in the accompanying financial statements. Advertising expense was $-0-, $86,607, $60,801, and $170,759 for the years ended June 30, 2002 and 2001, July 1, 2000, and the period from July 9, 1997 (inception) to June 30, 2002, respectively.

(m)	Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have an effect on the financial statements. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. The Company adopted SFAS No. 142 as of the beginning of fiscal 2002 and the effect of adoption did not have an effect on the financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the financial statements. This Statement will be effective for fiscal 2003.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Although SFAS No. 144 retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, it provides additional implementation guidance. SFAS No. 144 also supersedes the

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements — (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

provisions of APB Opinion No. 30, Reporting Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment. The Company is currently analyzing this statement and has not yet determined its impact on the financial statements. This statement will be effective for fiscal 2003.

In April 2002, the Financial Accounting Standard Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections’. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt’. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. This statement will be effective for fiscal 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company’s adoption of Statement 146 will not have a material impact on its financial position or results of operations.

(3) Inventories

Inventories as of June 30, 2002 and 2001 consisted of the following:

	2002	2001

Raw materials	$8,124	—

Finished goods	—	51,899

	$8,124	51,899

Near the end of fiscal 2001, the Company changed its business model from selling digital camera systems to marketing the imagers and imaging subsystems. As a result, the Company recorded a charge for inventory obsolescence totaling $1,005,462 to cost of revenue during the year ended June 30, 2001. During fiscal 2002, the Company made a limited number of sales of digital camera systems and recovered $83,716 of the inventory obsolescence loss recorded in fiscal 2001.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements — (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

(4) Property and Equipment

Property and equipment as of June 30, 2002 and 2001 consisted of the following:

	2002	2001

Computer and other equipment	$1,109,911	928,003

Manufacturing and research and development equipment	469,023	334,371

Purchased software	845,623	107,340

Office furniture and equipment	711,751	298,266

Leasehold improvements	37,316	17,332

Construction in process	40,632	385,890

	3,214,256	2,071,202

Less accumulated depreciation and amortization	1,550,595	1,129,748

	$1,663,661	941,454

(5) Accrued Liabilities

Accrued liabilities as of June 30, 2002 and 2001 consisted of the following:

	2002	2001

Accrued compensation and benefits	$299,583	206,528

Payroll and other taxes payable	5,018	75,073

Other	327,578	349,105

	$632,179	630,706

(6) Convertible Preferred Stock and Shareholders’ Deficit

(a)	Convertible Preferred Stock

Rights, preferences, and privileges of the holders of Series A, B, C, and D preferred stock are as follows:

•	Dividends – The holders of the Series A, B, C, and D preferred stock are entitled to receive noncumulative dividends at the rate of $0.11, $0.59, $0.54, and $0.78 per share per annum, respectively. Dividends are payable when and if declared by the board of directors in preference and priority to any payment of dividends to holders of common stock.

•	Liquidation Preference – In the event of any liquidation or winding up of the Company, the holders of the Series A, B, C, and D preferred stock are entitled to receive a liquidation preference of $1.09375, $5.88235, $6.763219, and $7.81 per share, respectively, plus all declared but unpaid dividends over holders of common stock. After payment has been made to the holders of all preferred stock of the full preferential amounts to which they shall be entitled, the remaining assets of the Company available for distribution to shareholders shall be distributed among the holders of Series A, B, C, and D preferred stock and the common stock pro rata based on the number of shares of common stock held by each assuming conversion of all Series A, B, C, and D preferred shares until the holders of Series A, B, C, and D preferred stock have received an aggregate of $3.28125, $17.64705, $20.289, $23.43 per share, respectively. A change in control of the Company is considered to be a liquidation event that entitles the holders of preferred stock to receive their liquidation preference from any proceeds.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements – (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

•	Conversion – The holders of the Series A, B, C, and D preferred stock have the right to convert the Series A, B, C, and D preferred stock, at any time, into shares of common stock. The initial conversion rate shall be 1:1 subject to adjustment for common stock dividends, combinations or splits and certain subsequent issuances of common or preferred stock for consideration per share less than $7.81.

•	Automatic Conversion – The Series A, B, C, and D preferred stock shall be automatically converted into common stock at the then effective conversion price (i) in the event that the holders of at least 66-2/3% of the outstanding Series A, B, C, and D preferred stock, voting together as a class, consent to such conversion; or (ii) upon the closing of an underwritten public offering of shares of common stock of the Company at an aggregate offering price of not less than $20,000,000 and an aggregate pre-offering market capitalization of at least $225,000,000.

•	Voting Rights – The holders of Series A, B, C, and D preferred stock vote equally with shares of common stock on an “as-if-converted” basis.

No dividends have been declared or paid on preferred stock or common stock since inception of the Company.

(b)	Warrants

In conjunction with the issuance of Series A preferred stock, the Company issued for $1,700 in cash a warrant to purchase 1,700,000 shares of Series B preferred stock at an exercise price of $5.88 a share, expiring 10 years from the date of issuance. In July 1998, the warrant holder exercised a portion of the warrant to purchase 514,047 shares of Series B preferred stock. In August 2000, the warrant holder exercised the remainder of the warrant to purchase 1,185,953 shares of Series B preferred stock.

In connection with equipment financing in April 1999, the Company issued a warrant to purchase 10,000 shares of common stock at a price of $6.00 per share, exercisable at any time prior to April 2009. The fair value of the warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 5%; contractual life of 10 years; no dividends; and 80% expected volatility. The proceeds assigned to the warrant were insignificant, and consequently, no debt discount was recorded. As of June 30, 2002, all of these warrants remained outstanding.

In conjunction with the issuance of an aggregate of $6,287,500 of convertible subordinated notes payable to National Semiconductor Corporation (National) in fiscal 2000, the Company issued warrants to purchase 168,683 shares of Series B preferred stock at $5.88 per share and warrants to purchase 95,368 shares of Series C preferred stock at $6.76 per share. These warrants are exercisable at any time prior to the end of their five year contractual life. The proceeds from the issuances of the convertible subordinated notes and warrants were assigned to the warrants and notes payable based on their relative fair values. The fair values of the warrants were estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.97% to 6.19%; contractual lives of five years; no dividends; and 80% expected volatility. Using these assumptions, the proceeds assigned to the warrants were $1,119,087 with a corresponding amount recorded as a debt discount to be amortized to interest expense on a straight-line basis over the term of the loan. As of June 30, 2002, all these warrants remained outstanding.

In August 2000, the convertible subordinated notes held by National were converted into shares of Series B and C preferred stock. At the time of conversion, the carrying value of the loans was reclassified to convertible preferred stock.

Restrictions on the exercise apply such that National can only exercise these warrants to the extent that the number of shares of Series B and C preferred stock to be obtained, when added to all other shares

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements – (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

of the Company’s common and preferred stock held by National, do not represent more than 47.5% of the outstanding voting stock of the Company on the date of exercise.

Notwithstanding the provisions above, National may exercise all of its outstanding warrants upon any reclassification of the capital stock of the Company, any consolidation, or merger of the Company in which the shareholders immediately prior to such merger or consolidation do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the surviving entity, or transfer all of the assets of the Company.

In conjunction with the issuance of an aggregate $2,712,500 of convertible subordinated notes payable to Synaptics Inc. (Synaptics) in fiscal 2000, the Company issued warrants to purchase 106,718 shares of Series B preferred stock at $5.88 per share and warrants to purchase 22,918 shares of Series C preferred stock at $6.76 per share. These warrants are exercisable at any time prior to end of their five year contractual life. The proceeds from the issuances of the convertible subordinated notes and warrants were assigned to the warrants and notes payable based on their relative fair values. The fair values of the warrants were estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.97% to 6.19%; contractual lives of five years; no dividends; and 80% expected volatility. Using these assumptions the proceeds assigned to the warrants were $534,830 with a corresponding amount recorded as a debt discount to be amortized to interest expense on a straight-line basis over the life of the loan. In August 2000, the convertible subordinated notes held by Synaptics were converted into shares of Series B and C preferred stock. At the time of conversion, the carrying value of the loans was reclassified to redeemable convertible preferred stock. As of June 30, 2002, all these warrants remained outstanding.

(7) 1997 Stock Plan

The Company adopted a stock plan in July 1997 (the 1997 Plan) that provides for the issuance of incentive and nonstatutory options to purchase shares of common stock and rights to purchase restricted common stock. As of June 30, 2002 and 2001, a cumulative total of 3,900,000 and 3,200,000 shares of common stock, respectively, had been reserved for issuance under the 1997 Plan. Nonstatutory stock options may be granted to employees and consultants and incentive stock options to employees. Options have a term no greater than 10 years and generally vest 25% at the end of the first year and at a rate of 1/48 per month thereafter.

Nonstatutory options are exercisable at a price not less than 85% of the fair value of the stock at the date of grant, as determined by the Company’s board of directors, unless they are granted to an individual who owns greater than 10% of the voting rights of all classes of stock, in which case the exercise price shall be no less than 110% of the fair value. Incentive stock options are exercisable at a price no less than 100% of fair value of the stock at the date of grant, as determined by the Company’s board of directors, except when they are granted to an employee who owns greater than 10% of the voting power of all classes of stock, in which case they are exercisable at a price not less than 110% of fair value.

Under the terms of the 1997 Plan, employees may be granted rights to purchase restricted common stock and exercise unvested options. The Company’s repurchase rights with respect to restricted common stock lapse in accordance with the option-vesting schedule described above. Upon termination of service, an employee’s or nonemployee’s unvested shares may be repurchased by the Company at the original purchase price. As of June 30, 2002 and 2001, 185,522 and 262,294 shares of outstanding restricted common stock, respectively, were subject to repurchase by the Company.

Under Accounting Principles Board (APB) Opinion No. 25, the Company has recorded no compensation costs related to its stock-based awards to employees for the period from July 9, 1997 (inception) to June 30, 2002, because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Had compensation cost for the Company’s employee stock

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements – (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

awards been determined consistent with the fair value approach prescribed in SFAS No. 123, the Company’s pro forma net loss for the years ended June 30, 2002 and 2001, and July 1, 2000 would have been $14,134,653, $13,632,038, and $13,819,462, respectively, and for the period from July 9, 1997 (inception) to June 30, 2002 would have been $54,309,775.

The fair values of employee stock options granted were estimated on the date of grant using the minimum value method. The following weighted average assumptions were used in this calculation: risk-free interest rate between 4.17% and 6.37%; expected life of 4.5 years; no dividends; and expected volatility of 0%.

The weighted average fair value of employee options granted for the years ended June 30, 2002 and 2001, and July 1, 2000 was $0.12, $0.14, and $0.10, respectively.

The following table summarizes information about stock options outstanding under the 1997 Plan as of June 30, 2002:

		Weighted average
		remaining	Number
Exercise	Number	contractual	of shares
prices	outstanding	life (years)	vested

$0.10	313	5.83	313

0.50	594,169	7.34	375,958

0.70 – 0.80	1,093,994	9.21	160,523

	1,688,476	8.55	536,794

The weighted average exercise price of shares vested as of June 30, 2002 was $0.56.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements — (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

Option activity for the 1997 Plan is summarized as follows (unaudited except for the year ended July 1, 2000):

	Options/		Weighted average
	shares	Stock	exercise/
	available	options	purchase
	for grant	outstanding	price

Balances as of July 9, 1997	—	—	$—

Authorization of shares available for grant	2,000,000	—	—

Restricted stock issued	(920,000)	—	0.10

Balances as of July 3, 1998	1,080,000	—	0.10

Restricted stock issued	(245,000)	—	0.36

Options granted	(440,500)	440,500	0.50

Options canceled	20,000	(20,000)	0.10

Options exercised	—	(6,250)	0.10

Balances as of July 2, 1999	414,500	414,250	0.47

Increase in shares available for grant	500,000	—	—

Options granted	(651,500)	651,500	0.50

Options canceled	136,626	(136,626)	0.49

Options exercised	—	(30,624)	0.32

Balances as of July 1, 2000	399,626	898,500	0.48

Increase in shares available for grant	700,000	—	—

Restricted stock issued	(150,000)	—	0.70

Options granted	(521,250)	521,250	0.70

Options canceled	74,263	(74,263)	0.51

Options exercised	—	(78,529)	0.50

Balances as of June 30, 2001	502,639	1,266,958	0.58

Increase in shares available for grant	700,000	—	—

Restricted stock issued	(40,000)	—	0.70

Options granted	(691,950)	691,950	0.74

Options canceled	132,137	(132,137)	0.66

Options exercised	—	(138,295)	0.50

Balances as of June 30, 2002	602,826	1,688,476	0.65

(8) Related Party Transactions

In fiscal 2002, 2001, and 2000, the Company purchased raw materials from National totaling $1,433,067, $1,667,909, and $880,631, respectively, to be used in manufacturing and research and development. In addition, the Company also leased an office facility from National and paid rent and a related security deposit in fiscal 2002, 2001, and 2000 of $-0-, $581,410, and $643,512, respectively.

As of June 30, 2002 and 2001, amounts payable to National (included in accounts payable) were $104,698 and $68,701, respectively. As of June 30, 2001, amounts due from National (included in other current assets) were $102,568.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements — (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

(9) Income Taxes

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

				Period from
	Years ended			July 9, 1997
				(inception) to
	June 30, 2002	June 30, 2001	July 1, 2000	June 30, 2002

Expected tax benefit at U.S. federal statutory rate of 34%	$(4,791,689)	(4,625,939)	(4,694,222)	(18,437,236)

Net operating loss and temporary differences for which no tax benefit was realized	4,652,203	4,534,245	4,601,747	17,385,839

Nondeductible expenses	139,486	91,694	92,475	1,051,397

Total tax expense	$—	—	—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:

Research and other tax credit carryforwards	$1,603,000	1,080,000

Start-up expenditures	844,000	1,063,000

Net operating loss carryforwards	17,674,000	12,712,000

Others	583,000	611,000

Gross deferred tax assets before valuation allowance	20,704,000	15,466,000

Less valuation allowance	20,704,000	15,466,000

Net deferred taxes	$—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty surrounding the Company’s ability to realize such deferred tax assets, a full valuation allowance has been established.

As of June 30, 2002, the Company has net operating loss carryforwards of approximately $46,403,000 and $32,512,000 for federal and California income tax purposes, respectively. The federal and California net operating loss carryforwards begin to expire in fiscal 2018 and 2006, respectively. As of June 30, 2002, the Company has research and experimental tax credit carryforwards for federal and California purposes of approximately $1,097,000 and $756,000, respectively. The federal research and experimental credit carryforwards expire in fiscal 2022. The California research and experimental credit can be carried forward indefinitely.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382. The Company has not determined whether such an “ownership change” has occurred which could limit the availability of the net operating losses and tax credits.

FOVEON, INC.
(A Development Stage Enterprise)

Notes to Financial Statements - (Continued)

June 30, 2002 and 2001 and July 1, 2000
(All information as of and for the periods ended
June 30, 2002 and 2001 is unaudited)

(10) Commitments

(a)	Operating Leases

The Company leases its facilities and certain office equipment under operating leases. These leases expire at various dates through fiscal 2005. Future minimum lease payments under noncancelable operating leases as of June 30, 2002 are as follows:

Fiscal year ending:

2003	$508,948

2004	508,948

2005	381,711

Total	$1,399,607

The Company’s rent expense was $417,274, $570,844, and $696,636 for the years ended June 30, 2002 and 2001, and July 1, 2000, respectively, and $2,233,953 for the period from July 9, 1997 (inception) to June 30, 2002.

(b)	Capital Lease Obligations

The following is a schedule by fiscal year of future minimum lease payments under capital lease obligations for leased equipment and licensed software, together with the present value of the net minimum lease payments:

Fiscal year ending:

2003	$328,478

2004	328,478

2005	249,387

906,343

Less amounts representing interest	(84,100)

Present value of net minimum lease payments	822,243

Less current portion	281,038

Long-term portion of capital lease obligations	$541,205

Property and equipment under capital lease was $1,671,147 as of June 30, 2002, with accumulated amortization of $797,182.

(11) Employee Savings Plan

The Company sponsors a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all of the Company’s employees. An employee may elect the Company to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 12% of the total compensation that would otherwise be paid to the employee, not to exceed statutory limits. The Company does not match employee contributions to the 401(k) Plan.

(12) Subsequent Event

In August 2002, the Company issued an additional 214,466 shares of Series D preferred stock for net cash proceeds of $1,674,979.

SCHEDULE II

SYNAPTICS INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
Years Ending June 30, 2000, 2001, and 2002

	Balance at	Additions	Deductions	Balance at
	Beginning	Charged to	fom	End of
	of Year	Income	Reserve	Year

Reserve deducted from assets—

allowance for doubtful accounts:

2000	$79,000	$41,000	$—	$120,000

2001	120,000	5,000	—	125,000

2002	125,000	75,000	—	200,000

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit

2	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate

10.1	1986 Incentive Stock Option Plan and form of grant agreement (2)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (2)

10.3(a)	1996 Stock Option Plan (2)

10.3(b)	Form of grant agreement for 1996 Stock Option Plan

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (2)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (2)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (2)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees

10.8	401(k) Profit Sharing Plan (2)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (2)

10.10	Lease dated as of September 17, 1999 by and between Silicon Valley Properties, LLC as Landlord and the registrant as Tenant (2)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (2)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (2)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (2)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (2)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant (2)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, Richard C. McCaskill, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, Richard L. Sanquini, and Joshua C. Goldman, and as of April 23, 2002 with W. Ronald Van Dell (1)

21	List of Subsidiaries (2)

23.1	Consent of Ernst & Young LLP, independent auditors

23.2	Consent of KPMG LLP, independent auditors

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.