Form 10-Q
period 2002-09-30
SYNAPTICS INC
filed 2002-11-07
CIK 817720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 000-49602

SYNAPTICS INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77-0118518

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization)	Identification No.)

2381 Bering Drive
San Jose, California 95131
(Address of principal executive offices)
(Zip code)

(408) 434-0110
(Registrant’s telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Number of shares of Common Stock outstanding at November 4, 2002: 23,363,381

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART 1 — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2002	2002 (1)

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$35,163	$45,491

Short-term investments	29,197	19,689

Accounts receivable, net of allowances of $210 and $200 at September 30, 2002 and June 30, 2002, respectively	15,610	13,242

Inventories	6,398	5,867

Prepaid expenses and other current assets	3,495	2,964

Total current assets	89,863	87,253

Property and equipment, net	2,005	2,043

Goodwill	765	765

Other assets	310	320

Total assets	$92,943	$90,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,096	$5,867

Accrued compensation	2,232	2,161

Accrued warranty	1,002	1,002

Income taxes payable	2,700	2,646

Other accrued liabilities	2,129	1,814

Capital leases and equipment financing obligations	351	445

Total current liabilities	14,510	13,935

Capital leases and equipment financing obligations, net of current portion	164	259

Note payable to a related party	1,500	1,500

Other liabilities	702	684

Commitments and contingencies

Stockholders’ equity:

Common stock	23	23

Additional paid-in capital	75,657	75,013

Deferred stock compensation	(975)	(1,085)

Notes receivable from stockholders	(768)	(876)

Retained earnings	2,065	865

Accumulated other comprehensive income	65	63

Total stockholders’ equity	76,067	74,003

Total liabilities and stockholders’ equity	$92,943	$90,381

(1)	Derived from our audited financial statements as of June 30, 2002, included in our Form 10-K filed with the Securities and Exchange Commission.

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Net revenue	$22,177	$23,569

Cost of revenue (1)	12,443	14,607

Gross margin	9,734	8,962

Operating expenses:

Research and development (1)	5,323	3,691

Selling, general, and administrative (1)	2,604	2,674

Amortization of other acquired intangible assets	30	13

Amortization of deferred stock compensation	110	121

Total operating expenses	8,067	6,499

Operating income	1,667	2,463

Interest income	277	33

Interest expense	(39)	(64)

Income before income taxes	1,905	2,432

Provision for income taxes	705	845

Net income	$1,200	$1,587

Net income per share:

Basic	$0.05	$0.24

Diluted	$0.05	$0.08

Shares used in computing net income per share:

Basic	23,260	6,623

Diluted	24,840	20,362

(1)	Cost of revenue excludes $7,000 and $7,000 of amortization of deferred stock compensation for the three months ended September 30, 2002 and 2001, respectively. Research and development expense excludes $39,000 and $49,000 of amortization of deferred stock compensation for the three months ended September 30, 2002 and 2001, respectively. Selling, general, and administrative expenses exclude $64,000 and $65,000 of amortization of deferred stock compensation for the three months ended September 30, 2002 and 2001, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Operating activities

Net income	$1,200	$1,587

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	338	291

Amortization of other acquired intangible assets	30	13

Amortization of deferred stock compensation	110	121

Changes in operating assets and liabilities:

Accounts receivable	(2,368)	(176)

Inventories	(531)	1,869

Prepaid expenses and other current assets	(531)	27

Other assets	(20)	(385)

Accounts payable	229	(1,646)

Accrued compensation	71	(97)

Other accrued liabilities and income taxes payable	369	397

Other liabilities	18	21

Net cash provided by (used in) operating activities	(1,085)	2,022

Investing activities

Purchases of short-term investments	(11,736)	—

Proceeds from sales and maturities of short-term investments	2,230	—

Purchase of property and equipment	(300)	(277)

Net cash used in investing activities	(9,806)	(277)

Financing activities

Payments on capital leases and equipment financing obligations	(189)	(146)

Common stock issued under ESPP and stock option plans	644	110

Repayment of notes receivable from stockholders	108	—

Net cash provided by (used in) financing activities	563	(36)

Increase (decrease) in cash and cash equivalents	(10,328)	1,709

Cash and cash equivalents at beginning of period	45,491	3,766

Cash and cash equivalents at end of period	35,163	$5,475

Supplemental disclosures of cash flow information

Cash paid for interest	10	35

Cash paid for taxes	651	375

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In our opinion, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2002.

         The consolidated financial statements include our financial statements and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

         The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2002	2001

Numerator for basic and diluted net income per share:

Net income	$1,200	$1,587

Denominator for basic net income per share:

Weighted average common shares outstanding	23,260	6,647

Less: Weighted average shares subject to repurchase	—	(24)

Denominator for basic net income per share	23,260	6,623

Denominator for diluted net income per share:

Shares used above, basic	23,260	6,623

Dilutive stock options	1,580	2,605

Dilutive warrants	—	23

Dilutive preferred stock	—	11,074

Dilutive contingent shares	—	37

Denominator for diluted net income per share	24,840	20,362

Net income per share:

Basic	$0.05	$0.24

Diluted	$0.05	$0.08

3.	Cash Equivalents and Short-term Investments

         Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less are classified as cash equivalents. Debt securities with maturities greater than three months are considered available-for-sale and are classified as short-term investments. Our policy is to ensure the safety and preservation of our invested funds by investing in high credit-quality financial instruments.

         All of our short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income in stockholders’ equity.

         As of September 30, 2002, cash, cash equivalents, and short-term investments consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:

Cash	$3,255	$—	$—	$3,255

Certificate of deposit	24	—	—	24

Money market	16,907	—	—	16,907

Municipal securities	14,977	—	—	14,977

	$35,163	$—	$—	$35,163

Short-term investments:

Municipal securities	$29,132	$65	$—	$29,197

4.	Comprehensive Income

         Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income comprises unrealized gains and losses on available-for-sale securities. Total comprehensive income for the three months ended September 30, 2002 and 2001 was $1,202,000 and $1,587,000, respectively. Accumulated other comprehensive income amounted to $65,000 and $0 as of September 30, 3002 and 2001, respectively. For the three months ended September 30, 2002 and 2001 the change in unrealized gain on marketable equity securities was $2,000 and $0, respectively.

5.	Goodwill and Other Acquired Intangible Assets

         Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other acquired intangible assets primarily represent core technology and patent rights. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS 141” and “SFAS 142”, respectively). Adoption of SFAS 141 on July 1, 2001, did not have any impact on our financial position or historical results of operations. However, certain intangible assets that did not meet the new criteria for recognition as a separate class of intangible assets have been reclassified as part of goodwill for all periods presented.

         SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. We had previously amortized goodwill over its estimated useful life of three years; however, pursuant to the adoption of SFAS 142 on July 1, 2001, the goodwill is no longer amortized. We continue to amortize separately identifiable intangible assets with finite useful lives over periods ranging from two to three years and the adoption of SFAS 142 had no impact on such identifiable intangible assets. In our opinion, no material impairment existed at September 30, 2002.

         Other acquired intangible assets consisted of the following (in thousands):

	September 30,	June 30,
	2002	2002

Other Acquired Intangible Assets:

Acquired core technology	201	201

Acquired sales representatives	150	150

Purchased patents	154	154

	505	505

Accumulated amortization	(495)	(465)

	$10	$40

6.	Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2002	2002

Raw materials and work-in-process	$5,737	$5,690

Finished goods	660	177

	$6,397	$5,867

7.	Income Taxes

         The income tax provision for the three-month periods ended September 30, 2002 and 2001 reflects an effective income tax rate based on expected pre-tax income for the year partially offset by a research and development tax credit.

8.	Segment, Customers and Geographic Information

         We operate in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generate our revenue primarily from the personal computer (“PC”) market.

         The following is a summary of operations within geographic areas based on customer’s location (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Revenue from sales to unaffiliated customers:

Taiwan	$14,883	$18,142

China	3,166	398

Other	4,128	5,029

	$22,177	$23,569

Major customer data as a percentage of total revenue:

	Three Months Ended
	September 30,

	2002	2001

Customer A	13%	*

Customer B	12%	*

Customer C	*	26%

Customer D	*	17%

*	Less than 10%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

         You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited consolidated financial statements and notes for the year ended June 30, 2002, included in our Annual Report on Form 10-K.

         In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and market share gains in both the notebook and iAppliance markets, revenue from both the notebook and iAppliance markets, growth rates of these markets, average selling prices, product mix, cost improvement programs, gross margins, customer relationships, research and development expenses, selling, general, and administrative expenses, and liquidity and anticipated cash needs, that involve risks and uncertainties that could cause actual results to differ materially.

         We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, the failure of key technologies to deliver commercially acceptable performance, our dependence on the notebook market, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2002.

         We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing and communications devices. From our inception in 1986 through 1994, we were a development stage company, which focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad and are now the world’s leading supplier of touch pads to the notebook computer market. We estimate that over half of all notebooks shipped during our fiscal year 2002 contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs.

         In April 2000, we began shipping our initial dual pointing solution, which includes third-party products, that enables notebook OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk, into a dual pointing application for use in a notebook computer, which began shipping in volume in the second quarter of fiscal 2002. With the introduction of our TouchStyk, we now offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications. We believe that our proprietary TouchStyk will enable us to penetrate that portion of the notebook market, which is approximately 25%, that utilizes the pointing stick as the sole interface solution and thereby increase our total market share of the overall notebook interface market. In addition, we plan to leverage our industry-leading capacitive sensing technology and introduce our new ClearPad and Spiral technologies into the emerging iAppliance markets.

         We recognize revenue upon shipment of our products and passage of title to our customers. Our revenue increased from $23.2 million in fiscal 1998 to $100.2 million in fiscal 2002, representing a compound annual growth rate of approximately 44%. Through fiscal 2000, we derived all of our product revenue from the notebook computer market. We began to generate revenue from the iAppliance markets in fiscal 2001, but our revenue to date primarily reflects shipments to notebook OEMs, as revenue from iAppliance markets has been immaterial.

         Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we still primarily use one third-party manufacturer to provide our proprietary capacitive based application specific integrated circuits, or ASICs, and in certain cases, we also rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of sales includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of sales.

         Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our on-going cost-improvement programs. In fiscal 2001, we experienced significant pressure on our gross margin, resulting from the increasing revenue mix of dual pointing solutions containing significant third-party products. We have been successful in implementing cost reductions that have significantly improved the gross margins of these dual pointing solutions. These cost-improvement programs include reducing component costs and implementing design and process improvements. In addition, our gross margin has been positively impacted by shipments of our proprietary dual pointing solutions, which began shipping in volume in the second quarter of fiscal 2002. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as has been the case with our dual pointing solutions.

         Our research and development expenses include expenses related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to develop new technologies for new markets. On July 1, 2001 we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (FAS 142), and ceased amortization of goodwill related to our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom, which has been developing inductive pen-sensing technology applicable to new markets we intend to address. The current carrying value of the goodwill related to this acquisition is $765,000 and we will review it at least annually for impairment.

         Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. Increased sales staffing and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets have generally caused selling, general and administrative expenses to increase. In October 2001, we began replacing outside sales representatives with inside sales personnel for certain customer accounts to facilitate a closer working relationship with those customers, and as a result, significantly reduced our commissions expense. The lower commission expense has helped offset the increases resulting from increased staffing and our higher operating levels. We continue to utilize both inside sales personnel and outside sales representatives and agents.

         In connection with the grant of stock options to our employees, we recorded deferred stock compensation of approximately $2.2 million through fiscal 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We also recorded $303,000 of deferred compensation related to options granted to consultants through fiscal 2002. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. As of September 30, 2002, there was $975,000 of deferred stock compensation remaining to be amortized in future periods.

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

Revenue Recognition

         We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time of recognition of revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an on-going basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivables based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

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

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

         Net revenue was $22.2 million for the three months ended September 30, 2002 compared to $23.6 million for the three months ended September 30, 2001, a decrease of 5.9%. The decrease in revenue was attributable to product mix and general competitive pricing pressure, partially offset by an increase in unit shipments. Revenue from our dual pointing solutions, which approximately doubles our revenue content per notebook, represented approximately 46% of our revenue for the three months ended September 30, 2002 compared to 49% for the three months ended September 30, 2001.

         Gross margin as a percentage of revenue was 43.9% for the three months ended September 30, 2002 compared to 38.0% for the three months ended September 30, 2001. The improvement in gross margin as a percentage of revenue resulted from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through a combination of design and process improvements, a richer mix of higher margin products, and lower materials and assembly costs, partially offset by general competitive pricing pressure and lower non-recurring engineering revenue.

         Research and development expenses increased 44.2% to $5.3 million, or 24.0% of revenue, for the three months ended September 30, 2002 from $3.7 million, or 15.7% of revenue, for the three months ended September 30, 2001. The major contributors to the increase in spending were higher compensation costs primarily reflecting higher staffing levels and higher new product development activities, which included outside services and materials costs.

         Selling, general, and administrative expenses decreased slightly to $2.6 million, or 11.7% of revenue, for the three months ended September 30, 2002 from $2.7 million, or 11.3% of revenue, for the three months ended September 30, 2001. The decrease in actual spending reflected significantly lower sales commissions primarily resulting from both the replacement of outside sales representatives with inside sales personnel for certain customer accounts that we implemented in October 2001 and, to a lesser extent, the decrease in revenue. The decrease in commission expense was partially offset by higher compensation costs associated with increased staffing levels, public company related costs, and expenses related to our generally higher operating levels.

         Amortization of other intangible assets for the three months ended September 30, 2002 was $30,000 compared to $13,000 for the three months ended September 30, 2001.

         The three months ended September 30, 2002 included amortization expense for deferred stock compensation of $110,000 compared to $121,000 for the three months ended September 30, 2001. We expect to record amortization expense of $330,000 in the remaining nine months of fiscal 2003 and the balance of $645,000 in future years.

         We generated operating income of $1.7 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended September 30, 2001. The major contributors to the decrease in operating income were the increase in operating expenses, which included higher compensation costs resulting from our increased staffing levels and our annual performance review, higher research and development costs related to increased new product development activities, and public company related costs, and the decrease in revenue. The increase in operating expenses and decrease in revenue were partially offset by improved gross margin resulting from the implementation of cost-improvement programs, which reduced the cost of our dual pointing solutions through the combination of design and process improvements, a richer mix of higher margin products, and lower materials and assembly costs, and lower sales commissions.

         Net interest income was $238,000 for the three months ended September 30, 2002 compared to net interest expense of $31,000 for the three months ended September 30, 2001, reflecting the benefit of higher cash balances available for investment activities from the net proceeds of our initial public offering of 5.0 million shares at $11.00 per share, which closed on February 1, 2002.

         The provision for income taxes for the three months ended September 30, 2002 was $705,000 compared to $845,000 for the three months ended September 30, 2001, reflecting the lower pre-tax profit levels, partially offset by a higher effective tax rate of 37% for the three months ended September 30, 2002 compared to 35% for the three months ended September 30, 2001. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rate for the three months ended September 30, 2002, reflects the benefit of the federal research and development tax credit, partially offset by nondeductible deferred compensation.

Liquidity and Capital Resources

         Our cash, cash equivalents, and short-term investments were $64.4 million as of September 30, 2002 compared to $65.2 million as of June 30, 2002, a decrease of $820,000. During the three months ended September 30, 2002, cash and cash equivalents decreased by $10.3 million, while short-term investments increased by $9.5 million, compared to a cash and cash equivalents increase of $1.7 million during the three months ended September 30, 2001. The primary factors contributing to the decrease are described below.

         During the three months ended September 30, 2002, operating activities used cash of $1.1 million compared to $2.0 million provided by operating activities during the three months ended September 30, 2001. For the three months ended September 30, 2002, increases in cash attributable to our net income of $1.2 million plus non-cash adjustments for depreciation, amortization of acquired intangible assets, and deferred stock compensation were more than offset by increased working capital. The higher working capital requirement was primarily due to the $2.4 million increase in accounts receivable caused by the higher percentage of shipments in the third month of the quarter.

         Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and capital assets. Investing activities during the three months ended September 30, 2002 used cash of $9.8 million compared to $277,000 used during the three months ended September 30, 2001. Cash used during the three months ended September 30, 2002 consisted of purchases of $11.7 million of short-term investments and $300,000 of capital equipment, partially offset by cash provided by the proceeds from sales and maturities of short-term investments of $2.2 million. Cash used during the three months ended September 30, 2001 consisted of capital equipment expenditures.

         Financing activities for the three months ended September 30, 2002 were primarily related to proceeds from common stock issued under the Employee Stock Purchase Plan and stock option plans, and repayment of notes receivable from stockholders, less payments made on capital lease obligations. Net cash provided by financing activities during the three months ended September 30, 2002 was $563,000 compared to $36,000 used during the three months ended September 30, 2001.

         Our principal sources of liquidity as of September 30, 2002 consisted of $64.4 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit was set to expire on October 31, 2002, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of September 30, 2002. Subsequent to September 30, 2002, the terms of this revolving line of credit have been modified to extend the expiration date to November 30, 2002. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our preferred stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

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

         The following table provides a summary of the effect on cash flows from our contractual obligations as of September 30, 2002:

	Payments Due by Fiscal Year (in thousands)

Contractual		2004 to	2006 to	2008 and
Cash Obligations	2003	2005	2007	thereafter	Total

Note payable and interest	$—	$—	$2,686	$—	$2,686

Building leases	751	1,926	501	—	3,178

Capital leases	272	266	—	—	538

Total	$1,023	$2,192	$3,187	$—	$6,402

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 is not expected to have any material adverse impact on our financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk for our company has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

         As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         Our Insider Trading Policy permits our directors, officers, and other key personnel to establish purchase and sale programs in accordance with Rule 10b5-1 adopted by the Securities and Exchange Commission. The rule permits such persons to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. In our view, Rule 10b5-1 plans are beneficial because systematic, pre-planned sales that take place over an extended period should have a less disruptive influence on the price of our stock. We also believe plans of this type are beneficial because they inform the marketplace about the nature of the trading activities of our directors and officers. In the absence of such information, the market could mistakenly attribute transactions as reflecting a lack of confidence in our company or an indication of an impending event involving our company. We recognize that our directors and officers may have reasons totally apart from the company in determining to effect transactions in our common stock. These reasons could include the purchase of a home, tax and estate planning, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons.

         Currently, Messrs. Lee, Knittel, Spade, Day, Faggin, and McCaskill have adopted trading plans.

         We filed an Amendment to our Certificate of Incorporation on October 24, 2002 amending the provision regarding the structure of the board. Pursuant to a vote of stockholders at the annual meeting on October 22, 2002, the board will now be classified into three classes with staggered terms of office. The provision regarding removal of directors will remain as it is in the current Certificate and provides for the removal of directors with or without cause upon the affirmative vote of 66 2/3% of our stockholders. A vote of 66 2/3 % of our stockholders is required to amend such provision.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report on Form 8-K dated August 15, 2002 reporting the adoption of a stockholders’ rights plan.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 6, 2002	/s/ Francis F. Lee

Francis F. Lee President and Chief Executive Officer

/s/ Russell J. Knittel

Russell J. Knittel Senior Vice President and Chief Financial Officer

CERTIFICATIONS

         I, Francis F. Lee, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Synaptics Incorporated;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Francis F. Lee

Francis F. Lee President and Chief Executive Officer

         I, Russell J. Knittel, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Synaptics Incorporated;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Russell J. Knittel

Russell J. Knittel Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Exhibits Index

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002