Form 10-Q
period 2002-12-28
SYNAPTICS INC
filed 2003-02-06
CIK 817720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock outstanding at February 5, 2003: 23,521,331

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2002	2002 (1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,935	$45,491
Short-term investments	30,743	19,689
Accounts receivable, net of allowances of $210 and $200
at December 31, 2002 and June 30, 2002, respectively	13,452	13,242
Inventories	6,103	5,867
Prepaid expenses and other current assets	3,401	2,964

Total current assets	92,634	87,253
Property and equipment, net	1,782	2,043
Goodwill	765	765
Other assets	236	320

Total assets	$95,417	$90,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,523	$5,867
Accrued compensation	1,939	2,161
Accrued warranty	1,002	1,002
Income taxes payable	2,462	2,646
Other accrued liabilities	2,444	1,814
Capital leases and equipment financing obligations	346	445

Total current liabilities	14,716	13,935
Capital leases and equipment financing obligations, net of current portion	82	259
Note payable to a related party	1,500	1,500
Other liabilities	722	684
Commitments and contingencies
Stockholders’ equity:
Common stock	23	23
Additional paid-in capital	76,666	75,013
Deferred stock compensation	(1,594)	(1,085)
Notes receivable from stockholders	(755)	(876)
Retained earnings	3,910	865
Accumulated other comprehensive income	147	63

Total stockholders’ equity	78,397	74,003

Total liabilities and stockholders’ equity	$95,417	$90,381

(1)	Derived from our audited financial statements as of June 30, 2002, included in our Form 10-K filed with the Securities and Exchange Commission.

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenue	$24,199	$26,402	$46,376	$49,971
Cost of revenue (1)	13,917	15,376	26,360	29,983

Gross margin	10,282	11,026	20,016	19,988
Operating expenses:
Research and development (1)	4,812	4,117	10,135	7,808
Selling, general, and administrative (1)	2,638	2,426	5,242	5,101
Amortization of other acquired intangible assets	10	62	40	75
Amortization of deferred stock compensation	116	121	226	242

Total operating expenses	7,576	6,726	15,643	13,225

Operating income	2,706	4,300	4,373	6,763
Interest income	279	48	556	81
Interest expense	(47)	(49)	(86)	(113)

Income before income taxes	2,938	4,299	4,843	6,731
Provision for income taxes	1,093	1,497	1,798	2,342

Net income	$1,845	$2,802	$3,045	$4,389

Net income per share:
Basic	$0.08	$0.42	$0.13	$0.66

Diluted	$0.07	$0.14	$0.12	$0.22

Shares used in computing net income per share:
Basic	23,387	6,709	23,309	6,666

Diluted	25,083	20,376	24,957	20,369

(1)	Cost of revenue excludes $7,000, $7,000, $14,000, and $14,000 of amortization of deferred stock compensation for the three months ended December 31, 2002 and 2001, and the six months ended December 31, 2002 and 2001, respectively. Research and development expense excludes $38,000, $49,000, $77,000, and $98,000 of amortization of deferred stock compensation for the three months ended December 31, 2002 and 2001, and the six months ended December 31, 2002 and 2001, respectively. Selling, general, and administrative expenses exclude $71,000, $65,000, $135,000, and $130,000 of amortization of deferred stock compensation for the three months ended December 31, 2002 and 2001, and the six months ended December 31, 2002 and 2001, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,

	2002	2001

Operating activities
Net income	$3,045	$4,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	696	609
Amortization of other acquired intangible assets	40	75
Amortization of deferred stock compensation	226	242
Fair value of options issued to consultants for services rendered	17	—
Changes in operating assets and liabilities:
Accounts receivable	(210)	214
Inventories	(236)	2,284
Prepaid expenses and other current assets	(437)	37
Other assets	44	(776)
Accounts payable	656	(1,445)
Accrued compensation	(222)	476
Other accrued liabilities and income taxes payable	446	425
Accrued warranty	—	250
Other liabilities	38	44

Net cash provided by operating activities	4,103	6,824
Investing activities
Purchases of short-term investments	(13,200)	—
Proceeds from sales and maturities of short-term investments	2,230	—
Purchase of property and equipment	(435)	(639)

Net cash used in investing activities	(11,405)	(639)
Financing activities
Payments on capital leases and equipment financing obligations	(276)	(321)
Proceeds from equipment financing	—	308
Common stock issued under ESPP and stock option plans	902	642
Repayment of notes receivable from stockholders	120	30

Net cash provided by financing activities	746	659

Increase (decrease) in cash and cash equivalents	(6,556)	6,844
Cash and cash equivalents at beginning of period	45,491	3,766

Cash and cash equivalents at end of period	$38,935	$10,610

Supplemental disclosures of cash flow information
Cash paid for interest	16	58
Cash paid for taxes	1,972	1,713

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2002.

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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator for basic and diluted net income per share:
Net income	$1,845	$2,802	$3,045	$4,389

Denominator for basic net income per share:
Weighted average common shares outstanding	23,387	6,709	23,309	6,678
Less: Weighted average shares subject to repurchase	—	—	—	(12)

Denominator for basic net income per share	23,387	6,709	23,309	6,666

Denominator for diluted net income per share:
Shares used above, basic	23,387	6,709	23,309	6,666
Dilutive stock options	1,696	2,533	1,648	2,569
Dilutive warrants	—	23	—	23
Dilutive preferred stock	—	11,074	—	11,074
Dilutive contingent shares	—	37	—	37

Denominator for diluted net income per share	25,083	20,376	24,957	20,369

Net income per share:
Basic	$0.08	$0.42	$0.13	$0.66

Diluted	$0.07	$0.14	$0.12	$0.22

3. Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of debt securities classified as available for sale and are carried at their market value as of the balance sheet date with approximated amortized cost. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholder’s equity except those unrealized losses that are deemed to be other than temporary are reflected in income.

     As of December 31, 2002, cash, cash equivalents, and short-term investments consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$4,341	$—	$—	$4,341
Certificate of deposit	—	—	—	—
Money market	21,102	—	—	21,102
Municipal securities	13,492	—	—	13,492

	$38,935	$—	$—	$38,935

Short-term investments:
Municipal securities	$30,596	$147	$—	$30,743

4. Comprehensive Income

     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income comprises unrealized gains and losses on available-for-sale securities. Total comprehensive income was $1,927,000, $2,802,000, $3,129,000, and $4,389,000 for the three months ended December 31, 2002 and 2001 and the six months ended December 31, 2002 and 2001, respectively. Accumulated other comprehensive income amounted to $147,000 and $63,000 as of December 31, 2002 and June 30, 2002, respectively. For the three months ended December 31, 2002 and 2001 and the six months ended December 31, 2002 and 2001, the change in unrealized gain on marketable equity securities was $82,000, $0, $84,000 and $0, respectively.

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2002	2002

Raw materials and work-in-process	$5,809	$5,690
Finished goods	294	177

	$6,103	$5,867

6. Warranty

     We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time revenue is recognized. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, material usage, and service delivery costs. Warranty costs incurred have not been material in recent years. However, we assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.

     Changes in our warranty liability during the period are as follows (in thousands):

Balance, beginning of the period	$1,002
Warranties issued during the period	9
Settlements made during the period	(9)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance, end of the period	$1,002

7. Income Taxes

     The income tax provision for the three-month and six-month periods ended December 31, 2002 and 2001 reflects an effective income tax rate based on expected pre-tax income for the year and an expected research and development tax credit.

8. Segment, Customers, and Geographic Information

     We operate in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generate our revenue primarily from the personal computer (“PC”) market.

     The following is a summary of operations within geographic areas based on customer’s location (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue from sales to unaffiliated customers:
Taiwan	$12,051	$21,044	$26,934	$39,186
China	7,620	694	10,786	1,092
Other	4,528	4,664	8,656	9,693

	$24,199	$26,402	$46,376	$49,971

Major customer data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Customer A	*	19%	*	18%
Customer B	*	17%	*	21%
Customer C	*	*	11%	*
Customer D	10%	*	*	*

Major customer data as a percentage of total accounts receivable:

	December 31,	June 30,
	2002	2002

Customer A	*	14%
Customer B	15%	14%
Customer C	12%	*
Customer D	10%	*
Customer E	*	11%

*	Less than 10%

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

     In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and market share gains in the notebook, iAppliance, and other electronic device markets, revenue from the notebook, iAppliance, and other electronic device markets, growth rates of these markets, average selling prices, product mix, cost improvement programs, gross margins, customer relationships, research and development expenses, selling, general, and administrative expenses, and liquidity and anticipated cash requirements, that involve risks and uncertainties that could cause actual results to differ materially.

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, warranty failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on the notebook market, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2002.

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices. We began shipping our proprietary TouchPad in fiscal 1996 and are now the world’s leading supplier of interface solutions to the notebook computer market. Our interface solutions include our TouchPad, TouchStyk, and the combination of both a touchpad and pointing stick for dual pointing applications. We estimate that over half of all notebooks shipped during calendar year 2002 contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs. More than 95% of our revenue is generated through sales of our interface solutions to the notebook market.

     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we primarily use one third-party manufacturer to provide our proprietary capacitive-based application specific integrated circuits, or ASICs, and in certain cases we also rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of sales includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of sales.

     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost improvement programs. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as was the case with the introduction of our initial dual pointing solutions in fiscal year 2001.

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

     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. Increased sales staffing and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets have generally caused selling, general, and administrative expenses to increase.

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.0 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. As of December 31, 2002, there was $1.6 million of deferred stock compensation remaining to be amortized in future periods.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivable based on historical bad debt, customers’ creditworthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

Inventory

     We are required to state our inventories at the lower of cost or market. Our assessment of the ultimate realization of inventories is based on our projections of future demand and market conditions. Any sudden decline in demand or rapid product improvements and technological changes, or both, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturn or customer demand, rapid product improvements and technological changes, and termination by our OEM customers of any product offerings incorporating our product solutions.

Warranty

     We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our materials and service suppliers, our warranty costs are affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. We exercise judgment in determining the estimates underlying our accrued warranty liability. The actual results with regard to warranty expenditures could have a material adverse effect on our operating results if the actual rate of unit failure is greater than what we used in estimating the accrued warranty liability.

Results of Operations

Three months ended December 31, 2002 compared to three months ended December 31, 2001

     Net revenue was $24.2 million for the three months ended December 31, 2002 compared to $26.4 million for the three months ended December 31, 2001, a decrease of 8.3%. The decrease in revenue was primarily attributable to a reduction in overall average selling price, resulting from a change in product mix and general competitive pricing, and the absence of a one-time patent license fee that occurred in the comparable prior year period, partially offset by increased unit shipments. During the three months ended December 31, 2002, sales of higher priced dual pointing products decreased to approximately 37% of our revenue compared to 51% for the three months ended December 31, 2001. Increased unit shipments of touchpads, a well as revenue contributions from non-PC applications, partially offset the lower overall average selling price.

     Gross margin as a percentage of revenue was 42.5% for the three months ended December 31, 2002 compared to 41.8% for the three months ended December 31, 2001. The improvement in gross margin as a percentage of revenue primarily reflected lower manufacturing costs, resulting from the combination of our ongoing design and process improvement programs and lower materials and assembly costs, partially offset by a shift in mix to lower margin products, a lower average selling price resulting from general competitive pricing, and the absence of a one-time patent license fee that occurred in the comparable prior year period.

     Research and development expenses increased 16.9% to $4.8 million, or 19.9% of revenue, for the three months ended December 31, 2002 from $4.1 million, or 15.6% of revenue, for the three months ended December 31, 2001. The major contributors to the increase in spending were costs associated with our higher staffing levels, including compensation and facilities-related costs, additional new product development activities, which included outside services and materials costs, and higher patent-related costs.

     Selling, general, and administrative expenses increased 8.7% to $2.6 million, or 10.9% of revenue, for the three months ended December 31, 2002 from $2.4 million, or 9.2% of revenue, for the three months ended December 31, 2001. The increase in spending resulted mainly from higher compensation costs associated with increased staffing levels, additional expenses related to generally higher operating levels, and additional costs related to our status as a public reporting company.

     Amortization of other intangible assets related to our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom. For the three months ended December 31, 2002, amortization of other intangible assets amounted to $10,000 compared to $62,000 for the three months ended December 31, 2001. As of December 31, 2002, these intangible assets were fully amortized.

     The three months ended December 31, 2002 included amortization expense for deferred stock compensation of $116,000 compared to $121,000 for the three months ended December 31, 2001. We expect to record amortization expense for deferred stock compensation of $282,000 in the remaining six months of fiscal 2003 and the balance of $1.3 million in future years.

     We generated operating income of $2.7 million for the three months ended December 31, 2002 compared to $4.3 million for the three months ended December 31, 2001. The major contributors to the decrease in operating income were the decrease in revenue, resulting primarily from a lower mix of higher margin products, lower average selling prices, and the absence of a one-time patent license fee that occurred in the comparable prior year period, and the increase in operating expenses, which primarily resulted from costs associated with our increased staffing levels, including higher compensation and facilities-related costs, higher research and development costs related to increased product development activities, and additional costs related to our status as a public reporting company. The decrease in revenue and increase in operating expenses were partially offset by an improvement in gross margin percentage, resulting primarily from lower manufacturing costs related to our ongoing design and process improvement programs and lower materials and assembly costs, and increased unit shipments.

     Net interest income was $232,000 for the three months ended December 31, 2002 compared to net interest expense of $1,000 for the three months ended December 31, 2001, reflecting the benefit of higher cash balances available for investment activities from the net proceeds of our initial public offering of 5.0 million shares at $11.00 per share, which closed on February 1, 2002.

     The provision for income taxes for the three months ended December 31, 2002 was $1.1 million compared to $1.5 million for the three months ended December 31, 2001, a decrease of $400,000, reflecting the lower pre-tax profit levels, partially offset by a higher effective tax rate of 37% for the three months ended December 31, 2002 compared to 35% for the three months ended December 31, 2001. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rates for the three-month periods ended December 31, 2002 and December 31, 2001 reflect the benefit of the federal research and development tax credit, partially offset by nondeductible deferred compensation.

Six months ended December 31, 2002 compared to six months ended December 31, 2001

     Net revenue was $46.4 million for the six months ended December 31, 2002 compared to $50.0 million for the six months ended December 31, 2001, a decrease of 7.2%. The decrease in revenue was primarily attributable to changes in product mix, general competitive pricing pressure, and lower non-recurring engineering and patent license fees, partially offset by increased unit shipments. During the six months ended December 31, 2002, sales of higher priced dual pointing products decreased to approximately 41% of our revenue compared to 50% for the six months ended December 31, 2001. Net revenue decreases caused by product mix changes and competitive pricing, resulting in a lower average selling price, were partially offset by increased unit shipments of touchpads as well as revenue contributions from non-PC applications.

     Gross margin as a percentage of revenue was 43.2% for the six months ended December 31, 2002 compared to 40.0% for the six months ended December 31, 2001. The improvement in gross margin as a percentage of revenue primarily resulted from the benefit of manufacturing efficiencies gained from our ongoing design and process improvement programs and generally lower materials and assembly costs, partially offset by a decrease in mix of higher margin products, lower selling prices resulting from general competitive pricing, and lower non-recurring engineering and patent license revenue.

     Research and development expenses increased 29.8% to $10.1 million, or 21.9% of revenue, for the six months ended December 31, 2002 from $7.8 million, or 15.6% of revenue, for the six months ended December 31, 2001. The major contributors to the increased spending were costs associated with our higher staffing levels, including compensation and facilities-related costs, higher product development activities, which included outside services and materials costs, and higher patent-related costs.

     Selling, general, and administrative expenses increased slightly to $5.2 million, or 11.3% of revenue, for the six months ended December 31, 2002 from $5.1 million, or 10.2% of revenue, for the six months ended December 31, 2001. The increase in spending resulted mainly from higher compensation costs associated with increased staffing levels, higher expenses related to generally higher operating levels, and additional costs related to our status as a public reporting company, partially offset by significantly lower sales commissions, primarily resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts that we implemented in October 2001, and to a lesser extent, the decrease in revenue.

     Amortization of other intangible assets related to our October 1999 acquisition of ASL. For the six months ended December 31, 2002, the amount amortized was $40,000 compared to $75,000 for the six months ended December 31, 2001. As of December 31, 2002, these intangible assets were fully amortized.

     The six months ended December 31, 2002 included amortization expense for deferred stock compensation of $226,000 compared to $242,000 for the six months ended December 31, 2001. We expect to record amortization expense of $282,000 in the remaining six months of fiscal 2003 and the balance of $1.3 million in future years.

     We generated operating income of $4.4 million for the six months ended December 31, 2002 compared to $6.8 million for the six months ended December 31, 2001. The major contributors to the lower operating income were the decrease in revenue, primarily reflecting the impact of a lower mix of higher margin products, lower average selling prices, lower non-recurring engineering and patent license fees, and the increase in operating expenses, which primarily resulted from higher costs associated with our increased staffing levels, including higher compensation and facilities-related costs, higher research and development costs related to increased product development activities, and additional costs related to our status as a public reporting company. The decrease in revenue and the increase in operating expenses were partially offset by an improvement in gross margin percentage, resulting from lower manufacturing costs related to improved manufacturing efficiencies from our ongoing design and process improvement programs and lower materials and assembly costs, increased unit shipments, and lower sales commissions.

     Net interest income was $470,000 for the six months ended December 31, 2002 compared to net interest expense of $32,000 for the six months ended December 31, 2001, reflecting the benefit of higher cash balances available for investment activities from the net proceeds of our initial public offering of 5.0 million shares at $11.00 per share, which closed on February 1, 2002.

     The provision for income taxes for the six months ended December 31, 2002 was $1.8 million compared to $2.3 million for the six months ended December 31, 2001, reflecting the lower pre-tax profit levels, partially offset by a higher effective tax rate of 37% for the six months ended December 31, 2002 compared to 35% for the six months ended December 31, 2001. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom and Taiwan. The effective tax rates for the six month periods ended December 31, 2002 and December 31, 2001, reflect the benefit of the federal research and development tax credit, partially offset by nondeductible deferred compensation.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $69.7 million as of December 31, 2002 compared to $65.2 million as of June 30, 2002, an increase of $4.5 million. During the six months ended December 31, 2002, cash and cash equivalents decreased by $6.6 million, while short-term investments increased by $11.1 million. The primary factors contributing to the changes in cash, cash equivalents, and short-term investments are described below.

     During the six months ended December 31, 2002, operating activities generated cash of $4.1 million compared to $6.8 million during the six months ended December 31, 2001. For the six months ended December 31, 2002, increase in cash was mainly attributable to net income of $3.0 million plus non-cash adjustments for depreciation and amortization of acquired intangible assets and deferred stock compensation. For the six months ended December 31, 2001, net income, adjusted for depreciation and amortization, contributed $5.3 million, while a decrease in working capital contributed an additional $1.5 million.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and capital assets. Investing activities during the six months ended December 31, 2002 used cash of $11.4 million compared to $639,000 used during the six months ended December 31, 2001. Cash used during the six months ended December 31, 2002 consisted of purchases of $13.2 million of short-term investments and $435,000 of capital equipment, partially offset by cash provided by the proceeds from sales and maturities of short-term investments of $2.2 million. Cash used for investments during the six months ended December 31, 2001 consisted of capital equipment expenditures.

     Financing activities for the six months ended December 31, 2002 were primarily related to proceeds from common stock issued under the Employee Stock Purchase Plan and stock option plans, and repayment of notes receivable from stockholders, less payments made on capital lease obligations. Net cash provided by financing activities during the six months ended December 31, 2002 was $746,000 compared to $659,000 during the six months ended December 31, 2001.

     Our principal sources of liquidity as of December 31, 2002 consisted of $69.7 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank, which renewed on November 25, 2002. The Silicon Valley Bank revolving line of credit expires on November 25, 2003 and has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of December 31, 2002. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

     We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our operating performance, our ability to maintain our gross margin as a percent of revenue, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investment in, or acquisition of, other technologies or companies. We cannot assure you that additional equity or debt financing, if needed, will be available to us on acceptable terms or at all.

     The following table provides a summary of the effect on cash flows from our contractual obligations as of December 31, 2002:

	Payments Due by Fiscal Year (in thousands)
Contractual
Cash Obligations	2003	2004 to 2005	2006 to 2007	2008 and thereafter	Total

Note payable and interest	$—	$—	$2,686	$—	$2,686
Building leases	576	1,941	515	—	3,032
Capital leases	179	266	—	—	445

Total	$755	$2,207	$3,201	$—	$6,163

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation, FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees. The Interpretation requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the Interpretation’s scope, including guarantees issued prior to the issuance of the Interpretation. The adoption of FIN 45 did not have any material impact on our financial position or results of operations.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on October 22, 2002. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Against

Federico Faggin	19,573,454	130,140
Francis F. Lee	18,596,035	1,107,559
Keith B. Geeslin	19,599,498	104,096
Richard L. Sanquini	19,597,494	106,100
W. Ronald Van Dell	19,632,898	70,696

     An amendment to our Certificate of Incorporation to classify our board of directors into three classes with staggered terms of office was also voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain

13,740,645	2,869,729	27,163

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.6(a)	Amended and Restated 2001 Incentive Compensation Plan

	10.6(b)	Form of Grant Agreement for Amended and Restated 2001 Incentive Compensation Plan

	99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 6, 2003	/s/ Francis F. Lee Francis F. Lee President and Chief Executive Officer

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Russell J. Knittel Russell J. Knittel Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

INDEX TO EXHIBITS

Exhibits:

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan

10.6(b)	Form of Grant Agreement for Amended and Restated 2001 Incentive Compensation Plan

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002