Form 10-Q
period 2003-03-29
SYNAPTICS INC
filed 2003-05-08
CIK 817720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 6, 2003: 23,579,735

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2003	2002 (1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,584	$45,491
Short-term investments	34,314	19,689
Accounts receivable, net of allowances of $210 and $200 at March 31, 2003 and June 30, 2002, respectively	14,152	13,242
Inventories	5,782	5,867
Prepaid expenses and other current assets	3,745	2,964

Total current assets	96,577	87,253
Property and equipment, net	1,870	2,043
Goodwill	765	765
Other assets	270	320

Total assets	$99,482	$90,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,806	$5,867
Accrued compensation	2,383	2,161
Accrued warranty	1,002	1,002
Income taxes payable	3,050	2,646
Other accrued liabilities	2,343	1,814
Capital leases and equipment financing obligations	286	445

Total current liabilities	15,870	13,935
Capital leases and equipment financing obligations, net of current portion	55	259
Note payable to a related party	1,500	1,500
Other liabilities	741	684
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value; 60,000,000 shares authorized; 23,567,455 and 23,182,757 shares issued and outstanding as of March 31, 2003 and June 30, 2002, respectively	24	23
Additional paid-in capital	77,294	75,013
Deferred stock compensation	(1,339)	(1,085)
Notes receivable from stockholders	(755)	(876)
Retained earnings	5,979	865
Accumulated other comprehensive income	113	63

Total stockholders’ equity	81,316	74,003

Total liabilities and stockholders’ equity	$99,482	$90,381

(1)	Derived from our audited financial statements as of June 30, 2002, included in our Form 10-K filed with the Securities and Exchange Commission.

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenue	$26,103	$24,421	$72,479	$74,392
Cost of revenue (1)	15,385	14,197	41,745	44,180

Gross margin	10,718	10,224	30,734	30,212

Operating expenses:
Research and development (1)	4,942	4,072	15,077	11,880
Selling, general, and administrative (1)	2,715	2,351	7,957	7,451
Amortization of other acquired intangible assets	—	29	40	104
Amortization of deferred stock compensation	137	121	363	363

Total operating expenses	7,794	6,573	23,437	19,798

Operating income	2,924	3,651	7,297	10,414
Interest income	259	151	815	232
Interest expense	(35)	(43)	(121)	(156)

Income before provision for income taxes	3,148	3,759	7,991	10,490
Provision for income taxes	1,079	1,321	2,877	3,663

Net income	$2,069	$2,438	$5,114	$6,827

Net income per share:
Basic	$0.09	$0.14	$0.22	$0.66

Diluted	$0.08	$0.10	$0.21	$0.31

Shares used in computing net income per share:
Basic	23,537	17,653	23,407	10,329

Diluted	25,125	24,422	24,869	21,720

(1)	Cost of revenue excludes $7,000, $7,000, $21,000, and $21,000 of amortization of deferred stock compensation for the three months ended March 31, 2003 and 2002, and the nine months ended March 31, 2003 and 2002, respectively. Research and development expense excludes $38,000, $49,000, $115,000, and $147,000 of amortization of deferred stock compensation for the three months ended March 31, 2003 and 2002, and the nine months ended March 31, 2003 and 2002, respectively. Selling, general, and administrative expenses exclude $92,000, $65,000, $227,000, and $195,000 of amortization of deferred stock compensation for the three months ended March 31, 2003 and 2002, and the nine months ended March 31, 2003 and 2002, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Operating activities
Net income	$5,114	$6,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,071	883
Amortization of other acquired intangible assets	40	104
Amortization of deferred stock compensation	363	363
Fair value of options issued to consultants for services rendered	17	—
Changes in operating assets and liabilities:
Accounts receivable	(910)	(1,470)
Inventories	85	632
Prepaid expenses and other current assets	(781)	(783)
Other assets	10	262
Accounts payable	939	541
Accrued compensation and warranty	222	711
Other accrued liabilities and income taxes payable	933	1,364
Other liabilities	57	67

Net cash provided by operating activities	7,160	9,501

Investing activities
Purchases of short-term investments	(18,144)	(6,715)
Proceeds from sales and maturities of short-term investments	3,569	—
Purchase of property and equipment	(898)	(1,103)

Net cash used in investing activities	(15,473)	(7,818)

Financing activities
Payments on capital leases and equipment financing obligations	(363)	(339)
Proceeds from equipment financing	—	308
Proceeds from issuance of common stock upon initial public offering net of issuance costs	—	49,290
Proceeds from issuance of common stock under ESPP and stock option plans	1,648	788
Repayment of notes receivable from stockholders	121	30

Net cash provided by financing activities	1,406	50,077

(Decrease) Increase in cash and cash equivalents	(6,907)	51,760
Cash and cash equivalents at beginning of period	45,491	3,766

Cash and cash equivalents at end of period	$38,584	$55,526

Supplemental disclosures of cash flow information
Cash paid for interest	22	73
Cash paid for income taxes	2,442	2,313
Issuance of common stock from escrow related to the acquisition of sales representative workforce	—	75
Unrealized gain/(loss) on short term investments	50	(5)

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2002.

     The condensed consolidated financial statements include our financial statements and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying condensed consolidated financial statements have been shown as ending on June 30 and calendar quarter ends for all annual, interim, and quarterly financial statement captions.

     We have elected to follow APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Had compensation expense for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income as reported	$2,069	$2,438	$5,114	$6,827
Stock-based compensation	137	121	363	363
Total stock-based compensation determined under fair value based method for all awards	(778)	(553)	(2,018)	(1,487)

Adjusted net income, fair value method for all stock-based awards	$1,428	$2,006	$3,459	$5,703
Net income per share — Basic:
As reported	$0.09	$0.14	$0.22	$0.66
SFAS No. 123 adjusted	$0.06	$0.11	$0.15	$0.55
Net income per share — Diluted:
As reported	$0.08	$0.10	$0.21	$0.31
SFAS No. 123 adjusted	$0.06	$0.08	$0.14	$0.26

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions.

	Options		ESPP

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Expected annual volatility	84.5%	84.5%	84.5%	84.5%
Expected life of options in years	5	5	.4	.4
Risk-free interest rate	2.8%	4.8%	1.1%	2.0%
Expected dividend yield	0	0	0	0

	Options			ESPP

	Nine Months Ended			Nine Months Ended
	March 31,			March 31,

	2003		2002	2003	2002

Expected annual volatility	84.5%	%	84.5%	84.5%	84.5%
Expected life of options in years	5		5	.4	.4
Risk-free interest rate	2.8%		4.8%	1.1%	2.0%
Expected dividend yield	0		0	0	0

2. Revenue Recognition

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

3. Net Income Per Share

     Basic net income per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, warrants, and convertible preferred stock, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Numerator for basic and diluted net income per share:
Net income	$2,069	$2,438	$5,114	$6,827

Denominator for basic net income per share:
Weighted average common shares outstanding	23,537	17,653	23,407	10,337
Less: Weighted average shares subject to repurchase	—	—	—	(8)

Denominator for basic net income per share	23,537	17,653	23,407	10,329

Denominator for diluted net income per share:
Shares used above, basic	23,537	17,653	23,407	10,329
Dilutive stock options	1,588	2,978	1,462	2,705
Dilutive warrants	—	8	—	17
Dilutive preferred stock	—	3,772	—	8,640
Dilutive contingent shares	—	11	—	29

Denominator for diluted net income per share	25,125	24,422	24,869	21,720

Net income per share:
Basic	$0.09	$0.14	$0.22	$0.66

Diluted	$0.08	$0.10	$0.21	$0.31

4. Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of debt securities classified as available for sale and are carried at their fair value as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined on the specific identification method and are reflected in interest income. Net unrealized gains or losses are recorded directly in stockholders’ equity except for unrealized losses that are deemed to be other than temporary, which are reflected in income.

5. Comprehensive Income

     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income comprises unrealized gains and losses on available-for-sale securities. The changes in the components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income	$2,069	$2,438	$5,114	$6,827
Net unrealized gains/(losses) on available for sale securities	(34)	(5)	50	(5)

Other comprehensive income	$2,035	$2,433	$5,164	$6,822

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2003	2002

Raw materials	$3,738	$4,136
Work-in-process	$1,757	$1,554
Finished goods	287	177

	$5,782	$5,867

7. Accrued Warranty

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

     Changes in our warranty liability during the period are as follows (in thousands):

Balance at June 30, 2002	$1,002
Warranties issued during the period	37
Settlements made during the period	(37)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance at March 31, 2003	$1,002

8. Income Taxes

     The income tax provision for the three-month and nine-month periods ended March 31, 2003 reflects an effective income tax rate based on expected pre-tax income for the year. The difference between the federal statutory rate of 35% and our effective tax rate of 36% for the nine months ended March 31, 2003 is primarily due to state taxes, expected research and development credits, and federal tax-exempt investments.

9. Segment, Customers, and Geographic Information

     We operate in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generate our revenue primarily from companies in the personal computer (“PC”) market.

     The following is a summary of operations within geographic areas based on the customer’s location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue from sales to unaffiliated customers:
Taiwan	$11,588	$19,968	$41,947	$59,154
China	8,296	523	16,112	1,614
Other	6,219	3,930	14,420	13,624

	$26,103	$24,421	$72,479	$74,392

Major customer data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Customer B	12%	*	11%	*
Customer C	*	18%	*	18%
Customer D	*	*	*	16%

     Major customer data as a percentage of total accounts receivable:

	March 31,	June 30,
	2003	2002

Customer A	*	14%
Customer B	10%	14%
Customer D	12%	*
Customer E	*	11%

*	Less than 10%

10. Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation -Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting For Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to follow APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The disclosures required by Statement Nos. 123 and 148 are included in Note 1 of our Notes to our Condensed Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. As of May 8, 2003, our guarantees that were issued or modified after December 31, 2002 were not material. The disclosure requirements of Interpretation No. 45 are effective for interim and annual periods ending after December 15, 2002 and are applicable to our product warranty liability (see Note 7 to our Condensed Consolidated Financial Statements).

     In January 2003, the FASB issued Interpretation No. 46, Consolidation Of Variable Interest Entities. This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. We currently do not have any financial interest in variable interest entities. The adoption of this Interpretation did not have a material impact on our results of operations or financial position.

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

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on the notebook market, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2002.

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices. We began shipping our proprietary TouchPad in fiscal 1996 and are now the world’s leading supplier of interface solutions to the notebook computer market. Our interface solutions include our TouchPad, TouchStyk, and the combination of both a touchpad and pointing stick for dual pointing applications. We estimate that over half of all notebooks shipped during calendar year 2002 contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs. More than 95% of our revenue is generated through sales of our interface solutions to the notebook computer market.

     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we primarily use one third-party manufacturer to provide our proprietary capacitive-based application specific integrated circuits, or ASICs, and in certain cases we also rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs, paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are expensed as cost of revenue.

     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as was the case with the introduction of our initial dual pointing solutions in fiscal 2001.

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

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.0 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, with the right to repurchase lapsing over the vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. As of March 31, 2003, there was $1.3 million of deferred stock compensation remaining to be amortized in future periods.

Critical Accounting Policies and Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation, we record a specific reserve. In addition, we must make judgments and estimates of the collectibility of accounts receivable based on historical bad debt, customers’ creditworthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

     Net revenue was $26.1 million for the three months ended March 31, 2003 compared to $24.4 million for the three months ended March 31, 2002, an increase of 6.9%. The net increase in revenue was primarily attributable to increased unit shipments, partially offset by a reduction in overall average selling price, resulting from a change in product mix and general competitive pricing. During the three months ended March 31, 2003, sales of higher priced dual pointing products decreased to approximately 42% of our revenue from 45% for the three months ended March 31, 2002. Revenue contributions from non-PC applications and patent license fees also helped to partially offset the lower overall average selling price.

     Gross margin as a percentage of revenue was 41.1% for the three months ended March 31, 2003 compared to 41.9% for the three months ended March 31, 2002. The reduction in gross margin as a percentage of revenue primarily reflected a lower average selling price resulting from general competitive pricing and a shift in mix to lower margin products, partially offset by lower manufacturing costs, which resulted from the combination of our ongoing design and process improvement programs and lower materials and assembly costs.

     Research and development expenses increased 21.4% to $4.9 million, or 18.9% of revenue, for the three months ended March 31, 2003 from $4.1 million, or 16.7% of revenue, for the three months ended March 31, 2002. The major contributors to the increase in spending were costs associated with our higher staffing levels, including compensation and facilities-related costs, additional new product development activities, which included outside services and materials costs, and higher patent-related costs.

     Selling, general, and administrative expenses increased 15.5% to $2.7 million, or 10.4% of revenue, for the three months ended March 31, 2003 from $2.4 million, or 9.6% of revenue, for the three months ended March 31, 2002. The increase in spending resulted mainly from higher compensation costs associated with increased staffing levels, higher commission expense on higher net revenue, and additional expenses related to generally higher operating levels.

     Amortization of other intangible assets related to our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom. As of December 31, 2002, these intangible assets were fully amortized. As a result, for the three months ended March 31, 2003, there was no amortization of other intangible assets compared to $29,000 for the three months ended March 31, 2002.

     The three months ended March 31, 2003 included amortization expense for deferred stock compensation of $137,000 compared to $121,000 for the three months ended March 31, 2002. The increase in deferred stock compensation amortization expense was due to additional stock option grants to non-employees partially offset by forfeitures. We expect to record amortization expense for deferred stock compensation of $137,000 in the remaining three months of fiscal 2003 and the balance of $1.2 million in future years.

     We generated operating income of $2.9 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002. The major contributor to the decrease in operating income was the increase in operating expense, which primarily resulted from costs associated with our increased staffing levels, including higher compensation and facilities-related costs, higher research and development costs related to increased product development activities, and increased commission expense from higher net revenue. Also contributing to lower operating income was the decrease in gross margin percentage, which was primarily caused by lower average selling price, resulting from general competitive pricing and a shift in mix to lower margin products. The increase in operating expenses and decrease in gross margin percentage was partially offset by higher revenue, resulting primarily from increased unit shipments.

     Net interest income was $224,000 for the three months ended March 31, 2003 compared to $108,000 for the three months ended March 31, 2002, reflecting the benefit of higher average cash balances available for investment activities resulting primarily from the net proceeds of our initial public offering of 5.0 million shares at $11.00 per share, which closed on February 1, 2002.

     The provision for income taxes for the three months ended March 31, 2003 was $1.1 million compared to $1.3 million for the three months ended March 31, 2002, a decrease of $242,000, reflecting the lower pre-tax profit levels and a lower effective tax rate of 34.3% for the three months ended March 31, 2003 compared to 35.1% for the three months ended March 31, 2002. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan. The difference between the federal statutory rate of 35% and our effective rate of 34.3% for the three months ended March 31, 2003 is primarily due to state taxes, expected research and development credits, and federal tax-exempt investments.

Nine months ended March 31, 2003 compared to nine months ended March 31, 2002

     Net revenue was $72.5 million for the nine months ended March 31, 2003 compared to $74.4 million for the nine months ended March 31, 2002, a decrease of 2.6%. The decrease in revenue was primarily attributable to changes in product mix, general competitive pricing pressure, and lower non-recurring engineering and patent license fees, partially offset by increased unit shipments. During the nine months ended March 31, 2003, sales of higher priced dual pointing products decreased to approximately 42% of our revenue compared to 49% for the nine months ended March 31, 2002. Net revenue decreases caused by product mix changes and competitive pricing, resulting in a lower average selling price, were partially offset by increased unit shipments of touchpads as well as revenue contributions from non-PC applications.

     Gross margin as a percentage of revenue was 42.4% for the nine months ended March 31, 2003 compared to 40.6% for the nine months ended March 31, 2002. The improvement in gross margin as a percentage of revenue primarily resulted from our cost reduction programs, which included manufacturing efficiencies gained from design and process improvements and lower materials and assembly costs, partially offset by a decrease in mix of higher margin products, lower selling prices resulting from general competitive pricing, and lower non-recurring engineering and patent license revenue.

     Research and development expenses increased 26.9% to $15.1 million, or 20.8% of revenue, for the nine months ended March 31, 2003 from $11.9 million, or 16.0% of revenue, for the nine months ended March 31, 2002. The major contributors to the increased spending were costs associated with our higher staffing levels, including compensation and facilities-related costs, higher product development activities, which included outside services and materials costs, and higher patent-related costs.

     Selling, general, and administrative expenses increased 6.8% to $8.0 million, or 11.0% of revenue, for the nine months ended March 31, 2003 from $7.5 million, or 10.0% of revenue, for the nine months ended March 31, 2002. The increase in spending resulted mainly from higher compensation costs associated with increased staffing levels, higher expenses related to generally higher operating levels, and additional costs related to our status as a public reporting company, partially offset by lower sales commissions, primarily resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts that we implemented in October 2001, and to a lesser extent, the decrease in revenue.

     Amortization of other intangible assets related to our October 1999 acquisition of ASL. As of December 31, 2002, these intangible assets were fully amortized. For the nine months ended March 31, 2003, the amount amortized was $40,000 compared to $104,000 for the nine months ended March 31, 2002.

     The nine months ended March 31, 2003 and March 31, 2002 included amortization expense for deferred stock compensation of $363,000 for both periods. We expect to record amortization expense for deferred stock compensation of $137,000 in the remaining three months of fiscal 2003 and the balance of $1.2 million in future years.

     We generated operating income of $7.3 million for the nine months ended March 31, 2003 compared to $10.4 million for the nine months ended March 31, 2002. The major contributors to the lower operating income were the increase in operating expenses, which primarily resulted from higher costs associated with our increased staffing levels, including higher compensation and facilities-related costs, higher research and development costs related to increased product development activities, and additional costs related to our status as a public reporting company, and the decrease in revenue, primarily reflecting the impact of a lower mix of higher margin products, lower average selling prices, and lower revenues from non-recurring engineering and patent license fees. The increase in operating expenses and the decrease in revenue were partially offset by an improvement in gross margin percentage, resulting from lower manufacturing costs related to improved manufacturing efficiencies from our ongoing design and process improvement programs and lower materials and assembly costs, increased unit shipments, and lower sales commissions.

     Net interest income was $694,000 for the nine months ended March 31, 2003 compared to $76,000 for the nine months ended March 31, 2002, primarily reflecting the benefit of higher cash balances available for investment activities from the net proceeds of our initial public offering of 5.0 million shares at $11.00 per share, which closed on February 1, 2002.

     The provision for income taxes for the nine months ended March 31, 2003 was $2.9 million compared to $3.7 million for the nine months ended March 31, 2002, reflecting the lower pre-tax profit levels, partially offset by a higher effective tax rate of 36% for the nine months ended March 31, 2003 compared to 35% for the nine months ended March 31, 2002. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan. The difference between the federal statutory rate of 35% and our effective rate of 36% for the nine months ended March 31, 2003 is primarily due to state taxes, expected research and development credits, and federal tax-exempt investments.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $72.9 million as of March 31, 2003 compared to $65.2 million as of June 30, 2002, an increase of $7.7 million. During the nine months ended March 31, 2003, cash and cash equivalents decreased by $6.9 million, while short-term investments increased by $14.6 million. The primary factors contributing to the changes in cash, cash equivalents, and short-term investments are described below.

     During the nine months ended March 31, 2003, operating activities generated cash of $7.2 million compared to $9.5 million during the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the increase in cash was mainly attributable to net income, adjusted for depreciation and amortization of acquired intangible assets and deferred stock compensation, of $6.6 million and a net change in operating assets and liabilities of $555,000. For the nine months ended March 31, 2002, net income, adjusted for depreciation and amortization, contributed $8.2 million, while a net change in operating assets and liabilities contributed an additional $1.3 million.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and capital assets. Investing activities during the nine months ended March 31, 2003 used cash of $15.5 million compared to $7.8 during the nine months ended March 31, 2002. Cash used during the nine months ended March 31, 2003 consisted of purchases of $18.1 million of short-term investments and $898,000 of capital equipment, partially offset by cash generated from sales and maturities of short-term investments of $3.6 million. Cash used for investments during the nine months ended March 31, 2002 consisted of the purchases of short-term investments of $6.7 million and capital equipment of $1.1 million.

     Net cash provided by financing activities for the nine months ended March 31, 2003 was $1.4 million compared to $50.1 million during the nine months ended March 31, 2002. For the nine months ended March 31, 2003, financing activities primarily related to proceeds from common stock issued under our Employee Stock Purchase Plan and stock option plans, and repayment of notes receivable from stockholders, less payments made on capital lease and equipment financing obligations. For the nine months ended March 31, 2002, in addition to the above activities we generated net proceeds of $49.3 million from the issuance of 5.0 million shares of our common stock at $11.00 per share related to our initial public offering, which closed on February 1, 2002.

     Our principal sources of liquidity as of March 31, 2003 consisted of $72.9 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit expires on November 25, 2003, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of March 31, 2003. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

     We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our operating performance, our ability to maintain our gross margin as a percentage of revenue, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investment in, or acquisition of, other technologies or companies. We cannot assure you that additional equity or debt financing, if needed, will be available to us on acceptable terms or at all.

     The following table provides a summary of the effect on cash flows from our contractual obligations as of March 31, 2003:

	Payments Due by Fiscal Year (in thousands)

Contractual		2004 to	2006 to	2008 and
Cash Obligations	2003	2005	2007	thereafter	Total

Note payable and interest	$—	$—	$2,686	$—	$2,686
Operating leases	252	1,931	506	—	2,689
Capital leases	86	266	—	—	352

Total	$338	$2,197	$3,192	$—	$5,727

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

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of evaluation described above.

PART II — OTHER INFORMATION

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

     On March 31, 2003 we filed a Report on Form 8-K, under Item 4, to disclose a change in certifying accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 8, 2003	/s/ Francis F. Lee Francis F. Lee President and Chief Executive Officer

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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ Russell J. Knittel Russell J. Knittel Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002