Form 10-K
period 2003-06-30
SYNAPTICS INC
filed 2003-09-12
CIK 817720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

Commission File Number 000-49602

SYNAPTICS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0118518

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2381 Bering Drive
San Jose, California	95131

(Address of Principal Executive Offices)	(Zip Code)

(408) 434-0110

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

The aggregate market value of Common Stock held by nonaffiliates of the registrant (22,493,237 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on December 31, 2002, was $170,948,601. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 5, 2003, there were outstanding 24,033,525 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2003

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

- i -

PART I

ITEM 1. BUSINESS

Overview

          We are the leading worldwide developer and supplier of custom-designed user interface solutions for notebook computers. In our fiscal year ended June 30, 2003, we estimate that more than half of all notebooks shipped contained our products. Our original equipment manufacturer, or OEM, customers include the world’s ten largest PC OEMs. We generally supply our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. These contract manufacturers include Arima, Compal, Elitegroup Computers, Foxconn, Inventec, and Shanghai Yi Hsin.

          The latest industry projections for notebook shipments for 2003-2007 show a compound annual growth rate of 12.9% compared to 7.2% for desktop computers, reflecting the continuing trend toward mobile computing and remote access. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added interface solutions for each of the key end-user preferences. We estimate that in fiscal 2003 approximately 63% of all notebook computers sold used solely a touch pad interface; 16% used solely a pointing stick interface; and 21% used a dual pointing interface, which consists of both a touch pad and a pointing stick. Our notebook product lines of touch pads and pointing sticks allow us to address 100% of the total notebook market.

          Our TouchPad™ is a small, touch-sensitive pad that senses the position of a person’s finger on its surface to provide screen navigation, cursor movement, and a platform for interactive input. Our TouchPads offer various advanced features, such as virtual scrolling; customizable tap zones to simulate mouse clicks, launch applications, or perform other select functions; Palm Check™ to eliminate false activation; and Edge Motion™ to continue cursor movement when the user’s finger reaches the edge of the touch pad. Our TouchPads are custom designed to meet our OEM customers’ specifications regarding electrical interface, size, thickness, functionality, and driver software for various advanced features and operating systems. Our pointing stick solutions, including TouchStyk™, our proprietary pointing stick solution, enable computer manufacturers to offer end users the choice of a touch pad, a pointing stick, or a combination of both interface devices. TouchStyk is a self-contained, easily integrated module that uses similar sensing technology as our TouchPad. Our QuickStroke® provides a fast, easy, and accurate way to input Chinese characters. Using our patented pattern recognition software with our TouchPad, QuickStroke can recognize handwritten, partially finished Chinese characters, thereby saving the end user considerable time and effort.

          We believe our extensive intellectual property portfolio, our experience in providing interface solutions to major OEMs, and our proven track record of growth in our expanding core notebook computer interface business positions us to be a key technological enabler for multiple applications in many markets. Based on these strengths, we are addressing the opportunities created by the growth of a new class of mobile computing and communications devices, which we call information appliances, or “iAppliances,” as well as a variety of other electronic devices. iAppliances include personal digital assistants, or PDAs, smart phones, and MP3 portable jukeboxes as well as a variety of mobile, handheld, wireless, and Internet devices. Other electronic devices include Touchpads for set-top box remote controls for Internet access and home entertainment utilizing the user’s television screen as the monitor as well as touch screens for use in ATMs, kiosks, Web phones, and interactive gaming machines. We believe our existing technologies, our new product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to penetrate the markets for iAppliances and other electronic devices.

          We continually strive to introduce new user interface solutions, including solutions for iAppliance and other electronic devices. Current solutions include ClearPad™ and Spiral™ as well as our new touch sensitive scroll wheel, integrated fingerprint touch pad module, touch pads with embedded character recognition software, and touch sensing modules for large touch screens. Our ClearPad touch screen solution is a thin sensor that can be placed over any surface, including display devices, such as liquid crystal displays, or LCDs. The ClearPad is a lightweight, low power consumption solution, and its flexible design allows it to be mounted on curved surfaces, such as the lens of a cellular phone. ClearPad is an extension of our capacitive technologies. Our Spiral is a thin, lightweight, low power consumption, inductive pen-sensing system. The Spiral sensor lies behind an LCD screen, effectively permitting 100% light transmissivity and lower overall power consumption resulting from reduced backlighting requirements. Spiral uses a patented inductive coupling technology that offers the unique feature of proximity sensing to measure the position of the pen relative to the pen-based device. Our TouchRing™ is an integrated solid-state interface circular scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate through menus and scroll through lists. Our fingerprint recognition touch pad combines our TouchPad with an advanced biometric sensor and software to provide a complete biometric security solution for notebook OEMs. The fingerprint recognition features of the TouchPad replace the need for a user name and password combination with the user’s fingerprint. The fingerprint recognition touch pad has the dual advantage of providing security by restricting login access to anyone other than the rightful user and providing user convenience by making it easier and faster to log in since a user name and password are not needed. Our TouchPad with embedded Chinese character recognition software, allows users to interface application specific content, such as electronic payment processing, map locators, and short messaging services.

          ClearPad’s first application is in a high-end Toshiba notebook. A version of our Spiral technology is being developed as a user interface for accessing, navigating, and managing, content rich information delivered to mobile phones. Our TouchRing, which enables the user to navigate through menus and scroll through play lists and songs, is being used in a leading MP3 player. Our integrated Fingerprint TouchPad module is included in Samsung’s Sens X10 notebook. Our TouchPad with embedded Chinese character recognition software is being used in public pay telephones of a China-based telecommunications company to provide users easy access to application specific content, such as electronic payment processing, map locaters, and short text messaging services. The first application for the touch sensing module for the large touch screens is in ATM machines.

          Our website is located at www.synaptics.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Securities Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing with the Securities and Exchange Commission.

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

Enhance Our Leadership Position in the Notebook Computer Market

          We intend to continue to introduce market-leading interface solutions in terms of performance, functionality, size, and ease of use. Our touch stick solutions, including our proprietary TouchStyk, enable us to address both the pointing stick and the expanding dual pointing segments of the notebook interface market. Our pen-sensing applications, multi-finger gestures, and scroll strip products are designed to provide additional functionality that results in competitive advantages. Our HyperThin TouchPad solution allows our customers to design and produce even thinner notebook computers.

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

Pursue Strategic Relationships and Acquisitions

          We intend to develop and expand strategic relationships to enhance our ability to offer value-added customer solutions, penetrate new markets, and strengthen the technological leadership of our product solutions. We also intend to acquire companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.

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

Product Solutions

          We develop, acquire, and enhance interface technologies that enrich the interaction between people and mobile computing and communications devices. Our innovative and intuitive interfaces can be engineered to accommodate many diverse platforms. Our extensive array of technologies includes ASICs, firmware, software, and pattern recognition and touch sensing technologies.

          Through our technologies, we seek to provide our customers with customized solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. Our TouchStyk addresses the pointing stick and dual pointing portions of the notebook computer market; our ClearPad addresses the notebook computer and iAppliance markets; and our Spiral solution addresses the iAppliance markets. We believe our interface solutions offer the following characteristics:

•	Ease of Use. Our interface solutions offer the ease of use and intuitive interaction that users demand.

•	Small Size. The small, thin size of our interface solutions enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.

•	Low Power Consumption. The low power consumption of our interface solutions enables our customers to offer products with longer battery life or smaller battery size.

•	Advanced Functionality. Our interface solutions offer advanced features, such as virtual scrolling, customizable tap zones, edge motion, and tapping and dragging icons, to enhance user experience.

•	Reliability. The reliability of our interface solutions satisfies consumer demand for dependability, which is a major component of consumer satisfaction.

•	Durability. Our interface solutions withstand repeated use, severe physical treatment, and temperature fluctuations while providing a superior level of performance.

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

TouchPad™

          Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement, and provides a platform for interactive input, which allows our customers to provide stylish, simple, user-friendly, and intuitive interface solutions for both the consumer and corporate markets. Our TouchPads offer various advanced features, including the following:

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

Our TouchPads are designed to meet the electrical and mechanical specifications of our customers. Customized firmware and driver software ensure the availability of specialized features.

          Utilizing our TouchPad technology, we have introduced our ScrollStrip™, a touch-sensitive device similar to a TouchPad. Our initial target applications include the integration of the scroll strip in keyboards, external mice, and portable communication devices. Users can take advantage of the scroll strip to easily scroll up and down Web pages or word processing documents. Future applications for the scroll strip may include cellular phones and other communications and computing devices.

TouchPad Under Plastic

          Our TouchPad under plastic, which operates in a manner similar to our other TouchPads, provide our customers with unique design opportunities. Placing the TouchPad sensor underneath the plastic palm rest allows for a streamlined stylized design. Our TouchPad under plastic is now available in the Toshiba Dynabook and the Asutek M3 notebook.

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

          We are currently shipping our TouchStyk in both notebooks that utilize the pointing stick as the sole interface solution and notebooks that utilize dual pointing interface solutions. Our modular approach allows OEMs to include our TouchPad, our TouchStyk, or a combination of both interfaces in their notebook computers.

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

          We have used our ClearPad technology to develop our cPad™, a product solution that replaces the touch pad in notebook computers. Our cPad solution consists of a ClearPad mounted over an LCD display. This solution provides all of the features of a standard touch pad while providing information content and additional features, including an application launcher, calendar, calculator, and signature input. We have developed this solution with a USB interface for significant and rapid data transfer and easy integration into notebook computer designs.

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

          Our patented Incremental Recognition Technology allows users to simply enter the first few strokes of a Chinese character and QuickStroke accurately interprets the intended character. Since the typical Chinese character consists of an average of 13 strokes, QuickStroke technology saves considerable time and effort. QuickStroke provides a solution to enhance Chinese communication for both business and personal use electronic devices.

Chinese Character Recognition TouchPad

          Our TouchPad with embedded Chinese character recognition software is being integrated into public pay phones in China, allowing users to interface application specific content, such as electronic payment processing, map locators, and short text messaging services.

Fingerprint Touch Pad

          Our fingerprint touch pad module combines our TouchPad with an advanced biometric sensor and software to provide a fully integrated biometric security and interface solution. The fingerprint recognition features of our integrated module replace the need for a user name and password combination with the user’s fingerprint. The integrated fingerprint recognition touch pad module has the dual advantage of providing security by restricting login access to anyone other than the rightful user and providing user convenience by making it easier and faster to log in since a user name and password are not needed. The first application of our integrated fingerprint recognition touch pad module is in Samsung’s Sens X10 notebook.

TouchRing™

          Our TouchRing is an integrated solid-state interface circular scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate through menus and scroll through lists. The first application of our TouchRing is in a leading MP3 player in which the scroll wheel enables the user to navigate through menus and scroll through play lists and songs.

TouchScreen

          Our TouchScreen systems provides a user interface solution for use with ATMs, ticket machines, medical displays, industrial displays, pay-at-the-pump gas machines, and interactive kiosks. The first application of our TouchScreen is in an ATM sold by Diebold.

Technologies

          We have developed and own an extensive array of technologies encompassing ASICs, firmware, software, and pattern recognition and touch sensing technologies. With 69 U.S. patents issued and 29 U.S. patents pending, we continue to develop technology in those areas. We believe these technologies and the related intellectual property create significant barriers for competitors and allow us to provide interface solutions in a variety of high-growth market segments.

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

          In addition to these technologies, we have the core competency of developing software that provides unique features, such as virtual scrolling, customizable tap zones, Palm Check, Edge Motion, tapping and dragging of icons, and multi-finger gestures. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Mac OS, Pocket PC, Palm OS, Symbian, UNIX, and LINUX, provides us with a competitive advantage.

          Capacitive Position Sensing Technology. This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a conductive stylus on a flat or curved surface, such as our TouchPad. Our technology works with very light touch and provides highly responsive cursor navigation and scrolling. It uses no moving parts, can be implemented under plastic, and is extremely durable.

          Capacitive Force Sensing Technology. This technology senses the direction and magnitude of a force applied to an object. The object can either move when force is applied, like a typical joystick used for gaming applications, or it can be isometric, with no perceptible motion during use, like our TouchStyk. The primary competition for this technology is resistive strain gauge technology. Resistive strain gauge technology requires electronics that can sense very small changes in resistance, presenting challenges to the design of that circuitry, including sensitivity to electrical noise and interference. Our electronic circuitry determines the magnitude and direction of an applied force, permits very accurate sensing of tiny changes in capacitance, and minimizes interference from electrical noise.

          Transparent Capacitive Position Sensing Technology. This technology allows us to build transparent sensors for use with our capacitive position sensing technology, such as in our ClearPad. It has all the advantages of our capacitive position sensing technology and allows for visual feedback when incorporated with a display device such as an LCD. Our technology does not require calibration, does not produce undesirable internal reflections, and has reduced power requirements, allowing for longer battery life.

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

          Pattern Recognition Technology. This technology is a set of software algorithms for converting real-world data, such as handwriting, into a digital form that can be recognized and manipulated within a computer, such as our QuickStroke product and gesture decoding for our TouchPad products. Our technology provides reliable handwriting recognition and facilitates signature verification.

          Mixed Signal VLSI Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital real-world signals like the position of a finger or stylus on a surface. Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products, which we believe provides cost and performance advantages over our competitors.

          Proprietary Microcontroller Technology. This technology consists of a proprietary 16-bit microcontroller core embedded in the digital portion of our mixed signal ASIC, which allows us to optimize our ASIC for position sensing tasks. Our embedded microcontroller provides great flexibility in customizing our product solutions utilizing firmware, which eliminates the need to design new circuitry for each new application.

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

Research and Development

          We conduct active and ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development concentrates on our market-leading interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our vision is to develop solutions that integrate touch, handwriting, vision, and voice capabilities that can be readily incorporated into varied electronic devices.

          Our research and development programs focus on the development of accurate, easy to use, feature rich, reliable, and intuitive user interfaces for electronic devices. We believe our innovative interface technologies can be applied to many diverse platforms.. We believe the interface will be a key factor in the differentiation of these products. We anticipate that our interface technologies will enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability. We also pursue strategic acquisitions and enter into strategic relationships to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.

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

          As of June 30, 2003, we employed 111 people in our technology, engineering, and product design functions in the United States, the United Kingdom, and Taiwan. We also have an additional 6 engineering employees in Hong Kong, as a result of our acquisition of NSM Technology, which closed on June 26, 2003. Our research and development expenses were approximately $11.6 million in fiscal 2001, $16.6 million in fiscal 2002, and $19.8 million in fiscal 2003.

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

          As of June 30, 2003, we held 69 U.S. patents and had 29 U.S. pending patent applications. These patents and patent applications cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.

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

          Our extensive array of technologies includes ASICs, firmware, software, and pattern recognition and position sensing technologies. Any one of our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products. Furthermore, the length and customization of the customer design cycle serve to protect our intellectual property rights. Our research, design, and engineering teams frequently work directly with our OEM customers to design custom solutions for specific applications.

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

Customers

          Our customers currently include the world’s ten largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, and on-time delivery have resulted in our serving as the sole source of notebook interfaces for some of our OEM customers. We believe our strong relationship with our OEM customers, many of which are currently developing iAppliance and other products, will position us as a primary source of supply for their product offerings.

          Our OEM customers include the following:

•	Acer	•	Hewlett-Packard
•	Apple	•	IBM
•	Asustek	•	Samsung
•	Dell	•	Sharp
•	Fujitsu/Siemens	•	Sony
•	Gateway	•	Sotec
•	Gericom	•	Toshiba

          We supply our OEM customers through their contract manufacturers. We sell our products directly to these contract manufacturers. These contract manufacturers include Arima, Compal, Elitegroup Computers, Foxconn, Inventec, and Shanghai Yi Hsin. During fiscal 2003, sales to Inventec accounted for approximately 14% of our revenue. No other customer accounted for more than 10% of our revenue during this period.

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

Strategic Relationships

          We have established strategic relationships to enhance our ability to offer value-added customer solutions and rapidly gain market share. We intend to enter into additional strategic relationships with leading companies in our target markets.

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

          We currently employ 36 sales and marketing professionals. We maintain five sales offices domestically and internationally, which are in the United States, the United Kingdom, Taiwan, Japan, and Hong Kong. In addition, we utilize sales representatives in Singapore, Malaysia, Korea, United States, and Europe and sales distributors in Japan.

          International sales, primarily in the Asian and European markets, constituted approximately 86%, 97%, and 96% of our revenue in fiscal 2001, 2002, and 2003, respectively. A significant portion of these sales were made to companies that provide manufacturing services for major notebook computer OEMs. All of these sales were denominated in U.S. dollars.

Manufacturing

          We employ a virtual manufacturing platform through third-party relationships. We currently utilize one semiconductor manufacturer to supply us with our requirements for our proprietary ASICs utilized in our notebook interface solutions.

          After production and testing, the ASICs are shipped to our subcontractors for assembly. During the assembly process, our ASIC is combined with other components to complete our product solution. The finished assembled product is then shipped by our subcontractors directly to our customers for integration into their products.

          We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design; and reduces our capital expenditures. In addition, this strategy significantly reduces our working capital requirements for inventory because we do not incur most of our manufacturing costs until we have actually shipped our product solutions to our customers and billed those customers for those products.

          Our third-party manufacturers are Asian-based organizations. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. The strategy of relying on those parties exposes us to vulnerability owing to our dependence on few sources of supply. However, we believe that other sources of supply are available. In addition, we may establish relationships with other manufacturing subcontractors in order to reduce our dependence on any one source of supply.

Backlog

          As of June 30, 2003, we had a backlog of orders of approximately $12.9 million. The backlog of orders as of June 30, 2002 was approximately $7.9 million. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment within six months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

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

          In the notebook interface markets, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, now enable us to address the approximate 16% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the user interface as well as to address the growing trend toward dual pointing interfaces. Our ability to supply OEMs with both TouchPads and TouchStyks enhances our market position since we can provide OEMs with the following advantages:

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

          Our sales, profitability, and success depend on our ability to compete with other suppliers of interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop customers for our interface solutions in other markets.

Employees

          As of June 30, 2003, we employed a total of 176 persons, including 29 in finance, administration, and operations, 36 in sales and marketing, and 111 in research and development. Of these employees, 129 were located in the United States, 24 in the United Kingdom, 20 in Taiwan, and three in Japan, not including employees from our recent acquisition of NSM Technology. Some of our employees also spend time in our satellite offices in Hong Kong, China, and Thailand. We also have an additional 13 employees in Hong Kong, as a result of our acquisition of NSM Technology, which closed on June 26, 2003. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

          Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

          The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Francis F. Lee	51	President, Chief Executive Officer, and Director

Donald E. Kirby	55	Senior Vice President and General Manager PC Products

Russell J. Knittel	53	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Shawn P. Day, Ph.D.	37	Vice President of Research and Development

David T. McKinnon	56	Vice President of System Silicon

Thomas D. Spade	37	Vice President of Worldwide Sales

William T. Stacy, Ph.D.	61	Vice President of Operations

Jon R. Stone	52	Vice President of Corporate Development

Clark Foy	39	Vice President of Marketing

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

          Russell J. Knittel has been Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company since November 2001. He served as the Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 until October 2001. Mr. Knittel served as Vice President and Chief Financial Officer of Probe Technology Corporation from May 1999 to March 2000. He was a consultant from January 1999 until April 1999. Mr. Knittel was Vice President and Chief Financial Officer at Starlight Networks from November 1994 to December 1998. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.

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

          Jon R. Stone has been Vice President of Corporate Development of our company since January 2003. Immediately prior to joining our company, Mr. Stone was an independent strategic advisor and investment banker to emerging growth companies. From 1984 to 1994, Mr. Stone was with the Sprout Group, then the venture capital affiliate of Donaldson Lufkin Jenrette (now Credit Suisse First Boston), serving as a general partner from 1987 to 1994. Previously, Mr. Stone served in various management positions with the Telxon Corporation (which was acquired by Symbol Technologies), General Foods Corporation, and Warner Communications. Mr. Stone holds a Bachelor of Arts degree in history and economics from Brandeis University, a Masters of Business Administration in Finance and Accounting from Columbia University, and a Masters degree in Religious Studies from Stanford University.

          Clark Foy has been Vice President of Marketing of our company since March 2003. Mr. Foy was the Vice President of Product Marketing for the Optical Storage Group of Oak Technology, Inc. from January 2002 to February 2003. Mr. Foy served as Vice President of Marketing at Gadzoox Networks, a provider of networking infrastructure products from June 2000 to January 2002. Mr. Foy has also held various management positions at Quantum Corporation and Compaq Computer Corporation. Mr. Foy holds a Bachelor’s Degree in Business Administration from Miami University, and a Masters of Management from Northwestern University’s Kellogg Graduate School of Management.

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

          Historically, we derived substantially all of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers. While our long-term objective is to derive revenue from multiple interface solutions for both the notebook computer market and the iAppliance and other electronic device markets, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent the most substantial portion of our revenue, in the near term. The PC market as a whole has experienced a slowdown in growth. A continuing or accelerating softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.

Our emerging interface business for iAppliances and other electronic devices may not be successful.

          Our emerging interface business for iAppliances and other electronic devices faces many uncertainties. Our inability to address these uncertainties successfully and to become a leading supplier of interfaces to these markets would result in a slower growth rate than we currently anticipate. We do not know whether our user interface solutions for these markets will gain market acceptance or will ever result in a substantial portion of our revenue on a consistent basis. The failure to succeed in these markets would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.

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

          Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We do not have any significant backlog of orders for our interface solutions to be incorporated in products in these markets. The revenue and income potential from these markets is unproven. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. These markets accounted for approximately 7% of our revenue in fiscal 2003, up from 2% in fiscal 2002. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.

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

In fiscal 2003, three customers provided an aggregate of 30% of our sales, and the loss of sales to any of those companies could harm our business, financial condition, and results of operations.

          Sales to three companies that provide manufacturing services for major notebook computer OEMs accounted for an aggregate of 30% of our net revenue during the fiscal year ended June 30, 2003, and two companies accounted for an aggregate of 28% of our net revenue for the fiscal year ended June 30, 2002. These companies are Quanta and Nypro in fiscal 2002 and Inventec, Shanghai Yi Hsin, and Foxconn in fiscal 2003. Additionally, receivables from Inventec, Shanghai Yi Hsin, and Foxconn comprised a total of 41% of our accounts receivable at June 30, 2003.

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

          We serve as the sole source provider for some of our customers. Those customers may choose to reduce their dependence on us by seeking second sources of supply, which could reduce our revenue. To remain a sole source provider, we must continue to demonstrate to our customers that we have adequate alternate sources for components, that we maintain adequate alternatives for production, and that we can deliver high value added products on a timely basis.

We rely on others for our production, and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.

          We outsource through contract manufacturers for all of our production requirements. The majority of our manufacturing is conducted in China, Hong Kong, Thailand, and Taiwan by manufacturing subcontractors that also perform services for numerous other companies. We do not have a guaranteed level of production capacity. Qualifying new manufacturing subcontractors, and specifically semiconductor foundries, is time-consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our manufacturing subcontractors or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.

We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our results of operations.

          We depend on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities in China, Hong Kong, Thailand, and Taiwan. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. Our manufacturers serve many other customers, a number of which have greater production requirements than we do. As a result, our manufacturing subcontractors could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.

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

          We provide interface solutions that are incorporated by OEMs into the products they sell. OEMs make the determination during their product development programs whether to incorporate our interface solutions or pursue other alternatives. This process requires us to make significant investments of time and resources in the custom design of interface solutions well before our customers introduce their products incorporating these interfaces and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements or that our products will be replaced by competitive products or alternative technological solutions. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could cause sales to not materialize, to be deferred, or to be cancelled, which would adversely affect our operating results.

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

          We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, custom designed, feature rich interface solutions to lower priced alternatives would adversely affect our business. Some of our competitors, particularly in the markets for iAppliances and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.

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

          Our future operating results will depend to a significant extent on our ability to continue to provide new interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, and performance. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:

•	innovative development of new solutions for customer products;

•	utilization of advances in technology;

•	maintenance of quality standards;

•	efficient and cost-effective solutions; and

•	timely completion of the design and introduction of new interface solutions.

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

          Our manufacturing and assembly operations are conducted in China, Thailand, Hong Kong, and Taiwan by manufacturing contractors, and we have other operations in Hong Kong, Japan, Taiwan and the United Kingdom. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

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

          We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of the prices we pay for their goods and services. In the future, customers may make payments in non-U.S. currencies. In addition, a portion of our costs, such as payroll, rent, and indirect operating costs, are denominated in non-U.S. currencies, including British pounds, Hong Kong dollars, Japanese Yen, and Taiwan dollars.

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

A majority of our outsourced operations are located in Taiwan, Hong Kong, and China, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries would disrupt our operations.

          A majority of our outsourced operations are located in Taiwan, Hong Kong, and China. Events out of our control, such as earthquakes, fires, floods, or other natural disasters or political unrest, war, labor strikes, or work stoppages, in these countries would disrupt our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is currently significant political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

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

          In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of our customers’ products;

•	timing of expenses in anticipation of future orders;

•	changes in product mix, including the percentage of dual pointing and single pointing products shipped;

•	availability of manufacturing and assembly services;

•	changes in cost and availability of labor and components;

•	timely delivery of product solutions to customers;

•	pricing and availability of competitive products;

•	pressures on gross margins;

•	the absolute and relative levels of corporate enterprise and consumer notebook purchases; and

•	changes in economic conditions.

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

          The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned diversification and growth effectively will require us to

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

          We anticipate that we will continue to enter into various additional strategic alliances. Among other matters, we continually explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to provide necessary know-how, components, or supplies; and to develop, introduce, and distribute products utilizing our technology. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

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

          The PC and electronics industries have experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the PC and electronics industries are cyclical in nature. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

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

          The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the iAppliance and other electronic device markets. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. economy has been weak recently and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.

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

          Our Stockholders’ Rights Plan may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the Plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.

Sales of large numbers of shares could adversely affect the price of our common stock.

          All of the 23,835,877 shares outstanding as of June 30, 2003 are eligible for resale in the public markets. Of these shares, 1,603,623 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended; 56,192 shares are eligible for resale in the public markets by nonaffiliates subject to manner of sale rules under Rule 701; and 22,213,562 shares are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

          We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our outstanding stock option plans and available for issuance pursuant to the employee stock purchase plan. Shares issued after the effective date of such registration statements upon the exercise of stock options or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance of such shares could depress the market price of our common stock.

ITEM 2. PROPERTIES

          Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in a 34,000 square foot leased facility in San Jose, California. The lease extends through January 2005 and provides for an average monthly rental payment of $54,000. We believe this facility will be adequate to meet our needs for at least the next 18 months. Our European headquarters are located in Cambridge, United Kingdom, where we lease approximately 5,600 square feet. We also maintain a 5,000 square foot office in Taiwan, a 1,000 square foot office in Japan, and have satellite sales and support offices in Hong Kong, China, and Thailand. As a result of our June 2003 acquisition of NSM Technology, we added an office in Hong Kong where we lease approximately 4,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

          We currently are not involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Market Information on Common Stock

          Our common stock has been listed on the Nasdaq National Market under the symbol “SYNA” since January 29, 2002. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock as quoted on the Nasdaq National Market.

	High	Low

Year ended June 30, 2002:
Third quarter	$20.75	$12.45
Fourth quarter	$20.38	$7.51
Year ended June 30, 2003:
First quarter	$8.74	$3.52
Second quarter	$9.08	$3.13
Third quarter	$8.60	$5.75
Fourth quarter	$13.96	$6.55
Year ended June 30, 2004:
First quarter (through September 5, 2003)	$14.90	$9.23

          On September 5, 2003, the closing sales price of our common stock on the Nasdaq National Market was $12.08 per share.

Stockholders

          As of September 5, 2003, 2003, there were 297 holders of record of our common stock.

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

          Our revolving line of credit also places restrictions on the payment of any dividends.

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

          We intend to use the net proceeds from our initial public offering for the expansion of sales and marketing activities, for strategic relationships and acquisitions, and for working capital and general corporate purposes, including continued enhancement of our research and development and engineering capabilities. Pending these uses, we have invested the net proceeds of this offering in government-backed securities and investment-grade fixed income instruments. We cannot predict whether the proceeds will be invested to yield a favorable return.

          The amounts that we actually expend for these purposes will vary significantly depending on a number of factors, including future revenue growth and the amount of cash that we generate from operations. As a result, we have broad discretion over the allocation of the net proceeds of the offering.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended June 30,

	1999	2000	2001*	2002	2003

		(in thousands, except for share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$29,842	$43,447	$73,698	$100,201	$100,701
Cost of revenue(1)	17,824	25,652	50,811	59,016	58,417

Gross margin	12,018	17,795	22,887	41,185	42,284
Operating expenses:
Research and development(1)	4,851	8,386	11,590	16,594	19,837
Selling, general, and administrative(1)	5,534	7,407	9,106	9,873	10,733
Acquired in-process research and development	—	855	—	—	—
Amortization of goodwill and other acquired intangible assets	—	605	784	134	40
Amortization of deferred stock compensation	—	82	597	453	516

Total operating expenses	10,385	17,335	22,077	27,054	31,126

Operating income	1,633	460	810	14,131	11,158
Interest income, net	334	365	180	325	904

Income before income taxes and equity losses	1,967	825	990	14,456	12,062
Provision for income taxes	40	120	180	5,056	4,344
Equity in losses of an affiliated company	—	(2,712)	—	—	—

Net income (loss)	$1,927	$(2,007)	$810	$9,400	$7,718

Net income (loss) per share:
Basic	$0.46	$(0.38)	$0.13	$0.70	$0.33

Diluted	$0.12	$(0.38)	$0.04	$0.42	$0.31

Shares used in computing net income (loss) per share:
Basic	4,147,159	5,222,738	6,133,866	13,523,443	23,472,526

Diluted	15,897,146	5,222,738	19,879,491	22,544,461	25,131,864

*	Fiscal year ended June 30, 2001 consisted of 53 weeks.

(1)	Cost of revenue excludes $23,000, $28,000, and $28,000 of amortization of deferred stock compensation for the years ended June 30, 2001, 2002, and, 2003, respectively. Research and development expense excludes $162,000, $167,000, and $159,000 of amortization of deferred stock compensation for the years ended June 30, 2001, 2002, and, 2003, respectively. Selling, general, and administrative expense excludes $82,000, $412,000, $258,000, and $329,000 of amortization of deferred stock compensation for the years ended June 30, 2000, 2001, 2002, and 2003, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

	June 30,

	1999	2000	2001	2002	2003

			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,711	$6,507	$3,766	$45,491	$41,697
Restricted cash	—	—	—	—	240
Working capital	13,057	10,695	12,974	73,318	83,815
Total assets	18,051	20,661	27,157	90,381	104,508
Long-term debt, capital leases, and equipment financing obligations, less current portion	1,850	1,700	1,829	1,759	1,528
Total stockholders’ equity	11,757	11,538	13,754	74,003	86,264

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

Overview

          We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing and communications devices. From our inception in 1986 through 1994, we were a development stage company, which focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad and are now the world’s leading supplier of interface solutions to the notebook computer market. We estimate our market share to be approximately 54% for all notebook computer interfaces for fiscal 2003. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.

          In April 2000, we began shipping our initial dual pointing solution, which included third-party products, that enables notebook OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk, into a dual pointing application for use in a notebook computer and began shipping them in volume in the December 2001 quarter. With the introduction of our TouchStyk, we now offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications.

          We have experienced significant demand for our dual pointing solutions, which results in higher revenue because we are able to sell two interface solutions for each notebook computer. Our initial dual pointing solutions contained a significant percentage of third-party products, which we either resell or license. As a consequence, the gross margin on our dual pointing revenue was initially well below the gross margin we experience from the sale of our proprietary interface solutions and had a significant negative impact on our gross margin in fiscal 2001. The combination of the full implementation of our cost-improvement programs for our dual pointing solutions containing key third-party products, which began in the second half of fiscal 2001, together with our new proprietary dual pointing solutions, which began shipping in December 2001, improved our gross margin in fiscal 2002 compared to our gross margin in fiscal 2001.

          We recognize revenue upon shipment of our products and when title and risk of loss has passed to our customers. Our revenue increased from $29.8 million in fiscal 1999 to $100.7 million in fiscal 2003, a compound annual growth rate of approximately 36%. Through fiscal 2000, we derived all of our product revenue from the notebook computer market. We began to generate revenue from other markets in fiscal 2001, and in fiscal 2003, revenue from other markets grew to approximately 7% of our revenue.

          While we have been awarded design wins by many of the Japanese OEMs of notebook computers, which are currently ordering and receiving products from us, our largest customers are the major U.S.-based OEMs that sell notebook computers worldwide. Adverse conditions in the notebook computer market or a competitive shift from U.S. to Japanese OEMs could have a material adverse effect on our business, financial condition, results of operations, and prospects. We work closely with our customers to design interface solutions to meet their specific requirements and provide both pre-sale custom-design services and post-sale support. During the design phase, we typically do not have any commitment from our customers to pay for our non-recurring engineering costs should the customer decide not to introduce that specific product or choose not to incorporate our interface solution in its products. We believe our focus on customer service and support has allowed us to develop strong customer relationships in the PC market, which we plan to expand in the future, and has provided us with the experience necessary to develop strong customer relationships in the new markets we intend to penetrate.

          In June 2003 we acquired NSM Technology Limited (NSM), a Hong Kong company. The acquisition of NSM provides us with a highly skilled and experienced work force to expand our global presence and infrastructure to support customers in the Asia Pacific region. Many of our customers are migrating their manufacturing operations from Taiwan to China, and our OEM customers are beginning to set-up design centers in that region. With our expanded global presence, where we now have offices in Taiwan and Hong Kong, we are better positioned to provide local sales, operations, and engineering support services to our existing customers, as well as potential new customers, within the Asia Pacific region.

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

          Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. In fiscal 2001, we experienced significant pressure on our gross margin, resulting from the increasing revenue mix of dual pointing solutions containing significant third-party products. We have been successful in implementing cost reductions that have significantly improved the gross margins of these dual pointing solutions. These cost-improvement programs include reducing component costs and implementing design and process improvements. In addition, our gross margin has been positively impacted by shipments of our proprietary dual pointing solutions, which began shipping in volume in our December 2001 quarter. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as was the case with our dual pointing solutions.

          Our research and development expenses include expenses related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to develop new technologies for new markets. In fiscal 2000, we significantly increased our research and development expenses as a result of our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom, which has been developing inductive pensensing technology applicable to new markets we intend to address. Also related to this acquisition was the write-off in fiscal 2000 of acquired in-process research and development of $855,000 and the amortization of goodwill and other intangible assets of approximately $502,000. The amortization of goodwill and other intangible assets related to this acquisition totaled $753,000 in fiscal 2001. As the result of the July 1, 2001 adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (FAS 142), we ceased amortization of goodwill and accordingly only recorded amortization of other intangible assets of $118,000 and $40,000 in fiscal 2002 and fiscal 2003, respectively. As of June 30, 2003, the other intangible assets were fully amortized and the carrying value of the remaining goodwill will be reviewed at least annually for impairment.

          Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. These expenses have generally increased, reflecting increased staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets. In October 2001, we began replacing outside sales representatives with inside sales personnel for certain customer accounts to facilitate a closer working relationship with those customers. We continue to utilize both inside sales personnel and outside sales representatives and agents. In fiscal 2001 and 2002, we recorded amortization of goodwill and other intangible assets related to the June 1999 acquisition of the employees of a former Taiwanese sales agent of $31,000 and $16,000, respectively. These assets were fully amortized as of June 30, 2002.

          In connection with the grant of stock options to our employees, we recorded deferred stock compensation of approximately $2.2 million through fiscal 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We also recorded $1.0 million of deferred compensation related to options granted to consultants through fiscal 2003. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We recorded amortization of deferred stock compensation of approximately $597,000, $453,000, and $516,000 in fiscal 2001, 2002, and 2003, respectively. We will incur stock compensation expense in future periods as a result of the amortization of the remaining $1.2 million of deferred stock compensation relating to previously granted stock options.

Critical Accounting Policies and Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory, warranty, income taxes, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

          We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time we recognize revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and for which there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivables based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

Inventory

          We state our inventories at the lower of cost or market. Our assessment of the ultimate realization of inventories is based on our projections of future demand and market conditions. Any sudden decline in demand, rapid product improvements, or technological changes, or any of them, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturn, rapid product improvements and technological changes, and termination by our OEM customers of any product offerings incorporating our product solutions.

Warranty

          We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, materials usage, and service delivery costs incurred in correcting a product failure. We exercise judgment in determining the estimates underlying our accrued warranty liability. The actual results with regard to warranty expenditures could have a material adverse effect on our operating results if the actual rate of unit failure is greater than what we used in estimating the accrued warranty liability.

Income Taxes

          We recognize federal, state, and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state, and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryfowards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. If our assumptions and consequently our estimates change in the future, the valuation allowance we have established for our deferred tax assets may be increased, which could result in increased income tax expense.

Results of Operations

          The following table presents our historical operating results for the periods indicated as a percentage of revenue.

	Years Ended June 30,

	2001	2002	2003

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	68.9%	58.9%	58.0%

Gross margin	31.1%	41.1%	42.0%
Operating expenses:
Research and development	15.7%	16.6%	19.7%
Selling, general, and administrative	12.4%	9.8%	10.7%
Amortization of goodwill and other acquired intangible assets	1.1%	0.1%	0.0%
Amortization of deferred stock compensation	0.8%	0.5%	0.5%

Total operating expenses	30.0%	27.0%	30.9%

Operating income	1.1%	14.1%	11.1%
Interest income	0.5%	0.5%	1.1%
Interest expense	(0.3)%	(0.2)%	(0.2)%

Income before income taxes	1.3%	14.4%	12.0%
Provision for income taxes	0.2%	5.0%	4.3%

Net income	1.1%	9.4%	7.7%

Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002

          Net Revenue. Revenue for the year ended June 30, 2003 was $100.7 million, which was essentially flat with the $100.2 million of revenue for the year ended June 30, 2002. Unit shipments increased approximately 20% year over year but were mostly offset by a change in product mix from dual to single pointing solutions, general competitive pricing pressure, and lower non-recurring engineering and patent license fees. While we experienced increases in revenue from our single pointing products and non-PC products, revenue from dual pointing products declined 18%. Revenue from our dual pointing applications was approximately 39% of our revenue for the year ended June 30, 2003 compared to 47% for the year ended June 30, 2002. Revenue growth was impacted by lower overall average selling prices resulting from both the mix change and competitive pricing pressure.

          Gross Margin. Gross margin as a percentage of revenue was 42.0% for the year ended June 30, 2003 compared to 41.1% for the year ended June 30, 2002. The improvement in gross margin as a percentage of revenue resulted primarily from cost reductions, and changes in product mix, partially offset by general competitive pricing pressures. During fiscal 2003 our ongoing cost-improvement programs resulted in manufacturing efficiencies gained from design and process improvements and lower materials and assembly costs. Increased sales of our proprietary dual pointing solutions, which have higher gross margin than dual pointing solutions using third-party products, also contributed to the improvement in gross margin as a percentage of sales.

          Research and Development Expenses. Research and development expenses increased 19.5% to $19.8 million, or 19.7% of revenue, for the year ended June 30, 2003 from $16.6 million, or 16.6% of revenue, for the year ended June 30, 2002. The major contributors to the increased spending were costs associated with our higher staffing levels, including compensation and facilities-related costs, higher product development activities, which included outside services, and material costs.

          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the year ended June 30, 2003 increased to $10.8 million, or 10.7% of revenue, from $9.9 million, or 9.8% of revenue, for the year ended June 30, 2002. The increase in spending resulted mainly from higher compensation costs associated with increased staffing levels, generally higher operating levels, and additional costs related to our status as a public reporting company, partially offset by lower commissions, primarily resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts that we implemented in October 2001.

          Amortization of Goodwill and Other Acquired Intangible Assets. Amortization of other intangible assets was related to our October 1999 acquisition of ASL, a company located in Cambridge, United Kingdom. For the year ended June 30, 2003, we recorded amortization of $40,000 compared to $134,000 for the year ended June 30, 2002. As of June 30, 2003, these other intangible assets were fully amortized.

          Amortization of Deferred Stock Compensation. The year ended June 30, 2003 included amortization expense for deferred stock compensation of $516,000 compared to $453,000 for the year ended June 30, 2002. We expect to record amortization expense of $544,000 in fiscal 2004 with the remaining balance of $640,000 to be amortized through fiscal 2007.

          Operating Income. We generated operating income of $11.2 million for the year ended June 30, 2003 compared to $14.1 million for the year ended June 30, 2002. The major contributors to the lower operating income were the increase in operating expenses, which primarily resulted from higher costs associated with our increased staffing levels, including higher compensation and facilities-related costs, higher research and development expenses related to increased product development activities, and additional costs related to our status as a public reporting company. The increase in operating expenses were partially offset by the improvement in gross margin percentage, which resulted from lower manufacturing costs related to improved manufacturing efficiencies from our ongoing design and process improvement programs and lower material costs, a favorable product mix within our dual pointing product line, lower sales commissions, and slightly higher revenue.

          Net Interest Income. Net interest income was $904,000 for the year ended June 30, 2003 compared to $325,000 for the year ended June 30, 2002. The increase in net interest income reflects higher interest income from higher cash balances resulting primarily from the investment our initial public offering proceeds, cash flow from operations, and lower interest expense associated with equipment lease financing arrangements, partially offset by the impact of lower interest rates on invested cash.

          Provision for Income Taxes. The provision for income taxes for the year ended June 30, 2003 was $4.3 million compared to $5.1 million for the year ended June 30, 2002, reflecting the lower pre-tax profit levels, partially offset by a slightly higher tax rate. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan. The effective tax rate for the year ended June 30, 2003 was approximately 36%, which is lower than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits.

Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001

          Net Revenue. Revenue for the year ended June 30, 2002 was $100.2 million compared to $73.7 million for the year June 30, 2001, a 36.0% increase. The increase in revenue was primarily attributable to an increase in unit shipments, higher revenue content per notebook from dual pointing solutions that include both a touch pad and a pointing stick, and non-recurring engineering and patent license fees of $1.1 million, partially offset by general competitive pricing pressure. Revenue from our dual pointing solutions represented approximately 47% of our revenue for the year ended June 30, 2002 compared to 41% for the year ended June 30, 2001.

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

          Amortization of Goodwill and Other Acquired Intangible Assets. The year ended June 30, 2001 reflected charges of $784,000 for the amortization of goodwill and other acquired intangible assets related to acquisitions. In connection with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on July 1, 2001, amortization of goodwill was terminated, which resulted in significantly lower amortization charges in the year ended June 30, 2002 compared to the year ended June 30, 2001. Amortization of other intangible assets continued in accordance with the previously determined useful economic lives, which resulted in total amortization charges of $134,000 in the year ended June 30, 2002. We assess the potential impairment of goodwill annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

          Amortization of Deferred Stock Compensation. The year ended June 30, 2002 includes amortization expense for deferred stock compensation of $453,000 compared to $597,000 for the year ended June 30, 2001.

          Operating Income. We generated operating income of $14.1 million for the year ended June 30, 2002 compared to $810,000 for the year ended June 30, 2001. The major contributors to the improvement in operating income included the increased revenue levels, the higher gross margin percentage resulting from the implementation of our cost-improvement programs for our dual pointing solutions, lower assembly costs, lower materials and electronic components costs, non-recurring engineering and patent license revenue, lower sales commissions related to the replacement of outside sales representatives with inside direct sales personnel, and lower amortization expense for goodwill and other acquired intangible assets. These factors were partially offset by higher compensation costs, resulting from our increased staffing levels, higher research and development project costs, and costs incurred related to our filings with the Securities and Exchange Commission in connection with amendments to our initial public offering and periodic and quarterly filings.

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

Quarterly Results of Operations

          The following table sets forth our unaudited quarterly results of operations for the eight quarters in the period ended June 30, 2003. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002	2002	2002	2003	2003

				(unaudited)
				(in thousands)
Net revenue	$23,569	$26,402	$24,421	$25,809	$22,177	$24,199	$26,103	$28,222
Cost of revenue(1)	14,607	15,376	14,197	14,836	12,443	13,917	15,385	16,672

Gross margin	8,962	11,026	10,224	10,973	9,734	10,282	10,718	11,550
Operating expenses:
Research and development(1)	3,691	4,117	4,072	4,714	5,323	4,812	4,942	4,760
Selling, general, and administrative(1)	2,674	2,426	2,351	2,422	2,604	2,621	2,715	2,793
Amortization of goodwill and other acquired intangible assets	13	62	29	30	30	10	—	—
Amortization of deferred stock compensation	121	121	121	90	110	133	137	136

Total operating expenses	6,499	6,726	6,573	7,256	8,067	7,576	7,794	7,689

Operating income	2,463	4,300	3,651	3,717	1,667	2,706	2,924	3,861
Interest and other income (expense), net	(31)	(1)	108	249	238	232	224	210

Income before income taxes	2,432	4,299	3,759	3,966	1,905	2,938	3,148	4,071
Provision for income taxes	845	1,497	1,321	1,393	705	1,093	1,079	1,467

Net income	$1,587	$2,802	$2,438	$2,573	$1,200	$1,845	$2,069	$2,604

Net income per share:
Basic	$0.24	$0.42	$0.14	$0.11	$0.05	$0.08	$0.09	$0.11
Diluted	$0.08	$0.14	$0.10	$0.10	$0.05	$0.07	$0.08	$0.10
Shares used in compute net income per share:
Basic	6,623	6,709	17,653	23,179	23,260	23,387	23,537	23,668

Diluted	20,362	20,376	24,422	25,957	24,840	25,083	25,125	25,902

(1)	Excludes the amortization of deferred stock compensation as follows (unaudited) (in thousands):

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002	2002	2002	2003	2003

Cost of revenue	$7	$7	$7	$7	$7	$7	$7	$7
Research and development	49	49	49	20	39	45	38	37
Selling, general, and administrative	65	65	65	63	64	81	92	92

	$121	$121	$121	$90	$110	$133	$137	$136

Liquidity and Capital Resources

          Our cash and cash equivalents and short-term investments were $77.3 million as of June 30, 2003 compared to $65.2 million as of June 30, 2002. In addition, we have $240,000 of restricted cash as of June 30, 2003, which represents amounts held in escrow for purchase price contingencies relating to the acquisition of NSM Technology.

          During the year ended June 30, 2003, net cash generated from operating activities was $11.7 million, primarily reflecting our net income of $7.7 million adjusted for non-cash amounts for depreciation and amortization of acquired intangible assets and deferred stock compensation and a tax benefit from stock options totaling $2.6 million, and lower working capital of $1.4 million. During the year ended June 30, 2002, net cash generated from operating activities was $12.8 million, primarily reflecting our net income of $9.4 million adjusted for non-cash amounts for depreciation and amortization of acquired intangible assets and deferred stock compensation totaling $1.9 million, and lower working capital of $1.5 million. During fiscal 2001, operating activities used net cash of $2.3 million, primarily reflecting increased working capital of $5.6 million related to our higher operating levels, partially offset by non-cash adjustments for depreciation and amortization of goodwill, acquired intangible assets, and stock compensation of $2.5 million, and net income of $810,000.

          Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and used cash of $18.4 million for the year ended June 30, 2003 compared to $20.9 million and $982,000 for the years ended June 30, 2002 and 2001, respectively. Cash used during fiscal 2003 consisted of purchases of $25.1 million of short-term investments, $1.3 million of capital assets, and $1.2 million for the acquisition of NSM Technology in Hong Kong, of which $240,000 is held as restricted cash, partially offset by cash generated from sales and maturities of short-term investments. Investing activities for the year ended June 30, 2002 related to purchases of $19.6 million of short-term investments and $1.3 million of capital assets. Investing activities for year ended June 30, 2001 related to purchases of capital assets, which totaled $982,000.

          Financing activities for the year ended June 30, 2003 were primarily related to proceeds from common stock issued under our Employee Stock Purchase Plan and stock option plans and repayment of notes receivable from stockholders less payments made on capital lease and equipment financing obligations. Financing activities for the year ended June 30, 2002 were primarily related to the sale of 5.0 million shares of our common stock at $11.00 per share in our initial public offering, which closed on February 1, 2002. For the three years prior to our initial public offering, our financing activities generally related to the proceeds obtained from the financing of capital assets, offset by the related repayments under those transactions, plus the proceeds from the exercise of vested stock options. Net cash provided by financing activities for the years ended June 30, 2001, 2002, and 2003 was $536,000, $49.8 million, and $2.9 million, respectively.

          Our principal sources of liquidity, as of June 30, 2003, consisted of $77.3 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit extends to November 25, 2003 and has an interest rate equal to Silicon Valley Bank’s prime lending rate. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our preferred stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

          We believe our existing cash balances will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investments in, or acquisition of, other technologies or companies. We cannot assure you that additional equity or debt financing will be available to us on acceptable terms or at all.

     Contractual Obligations and Commercial Commitments.

          The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30. 2003:

	Payments due by period (in thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Note payable and interest	$2,686	$—	$—	$2,686	$—
Building leases	2,635	1,082	1,312	241	—
Capital leases	266	266
Inventory purchase obligations	202	202	—	—	—

Total	$5,789	$1,550	$1,312	$2,927	$—

Off-Balance Sheet Arrangements

          We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation Of Variable Interest Entities. This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. We currently do not have any financial interest in variable interest entities. The adoption of this Interpretation did not have a material impact on our consolidated financial statements.

          Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting by a vendor for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The adoption of this Interpretation is not expected to have a material impact on our consolidated financial statements.

          In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, the adoption of this statement is not expected to have a material impact on our consolidated financial statements.

          In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

          Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and consists primarily of government-backed securities and investment-grade instruments, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

          The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2003 (in thousands):

								Fair
Fiscal Year Ended June 30,	2004	2005	2006	2007	2008	Thereafter	Total	Value

Assets
Cash equivalents
Variable rate amounts	$35,076	$—	$—	$—	$—	$—	$35,076	$35,076
Average rate	1.3%	—	—	—	—	—	1.3%
Short-term investments
Variable rate amounts	$20,794	$14,695	$—	$—	$—	$—	$35,489	$35,589
Average rate	1.9%	1.3%	—	—	—	—	1.6%
Liabilities
Capital leases and equipment financing obligations
Fixed rate amounts	$231	$28	$—	$—	$—	$—	$259	$259
Average rate	6.7%	5.8%	—	—	—	—	6.3%
Note payable to related party
Fixed rate amounts	$—	$—	$—	$—	$1,500	$—	$1,500	$1,500
Average rate	—	—	—	—	6.0%	—	6.0%

          There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On March 25, 2003, we dismissed Ernst & Young LLP as our independent accountants. The audit reports of Ernst & Young LLP on our consolidated financial statements as of and for the years ended June 30, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Our Board of Directors and Audit Committee participated in and approved the decision to change independent accountants. In connection with the audit of our financial statements for the fiscal years ended June 30, 2001 and 2002 and in the subsequent interim period from June 30, 2002, through and including March 25, 2003, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference to the matter in their report. During the fiscal years ended June 30, 2001 and 2002 and the subsequent interim period from June 30, 2002, through and including March 25, 2003, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). We requested a letter from Ernst & Young LLP stating whether or not it agreed with the above statements. A copy of such letter from Ernst & Young LLP dated March 27, 2003 was filed as Exhibit 16 to our Current Report on Form 8-K filed with the SEC on March 31, 2003.

          We engaged KPMG LLP as our new independent accountants as of March 25, 2003. During the fiscal years ended June 30, 2001 and 2002 and the subsequent interim period from June 30, 2002, through and including March 25, 2003, we had not consulted with KPMG LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our financial statements, and in no case was a written report provided to us nor was oral advice provided that we concluded was an important factor in reaching a decision as to an accounting, auditing, or financial reporting issue; or (3) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquires made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

          During the last fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2003 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers.”

ITEM 11.      EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-1 of this report.

(b)	Reports on Form 8-K

Report of Form 8-K dated April 24, 2003 furnishing Item 12 Results of Operations and Financial Condition disclosure.

(c)	Exhibits

Exhibit
Number	Exhibit

2	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (2)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (3)

10.10	Lease dated as of September 17, 1999 by and between Silicon Valley Properties, LLC as Landlord and the registrant as Tenant (3)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant (3)

Exhibit
Number	Exhibit

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, Richard C. McCaskill, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, Richard L. Sanquini, and Joshua C. Goldman, and as of April 23, 2002 with W. Ronald Van Dell (1)

10.18	Severance Policy for Principal Executive Officers

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003

10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent auditors

23.2	Consent of KPMG LLP, independent auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: September 12, 2003	By:	/s/ Francis F. Lee

Francis F. Lee
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Francis F. Lee Francis F. Lee	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 12, 2003

/s/ Russell J. Knittel Russell J. Knittel	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 12, 2003

/s/ Federico Faggin Federico Faggin	Chairman of the Board	September 12, 2003

/s/ Keith B. Geeslin Keith B. Geeslin	Director	September 12, 2003

/s/ Richard L. Sanquini Richard L. Sanquini	Director	September 12, 2003

/s/ W. Ronald Van Dell W. Ronald Van Dell	Director	September 12, 2003

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Synaptics Incorporated:

          We have audited the accompanying consolidated balance sheet of Synaptics Incorporated and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the financial statements, we also have audited the financial statement schedule as of and for the year ended June 30, 2003, listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

          In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the year ended June 30, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
July 29, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Synaptics Incorporated

     We have audited the accompanying consolidated balance sheet of Synaptics Incorporated as of June 30, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synaptics Incorporated at June 30, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Jose, California
July 26, 2002

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$45,491	$41,697
Short-term investments	19,689	35,589
Restricted cash	—	240
Accounts receivable, net of allowances of $200 and $160 at June 30, 2002 and June 30, 2003, respectively	13,242	13,181
Inventories	5,867	6,428
Prepaid expenses and other current assets	2,964	2,637

Total current assets	87,253	99,772
Property and equipment, net	2,043	1,934
Goodwill	765	1,968
Other acquired intangible assets, net	40	—
Other assets	280	834

	$90,381	$104,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,867	$6,893
Accrued compensation	2,161	2,808
Accrued warranty	1,002	1,002
Income taxes payable	2,646	1,661
Other accrued liabilities	1,814	3,362
Capital leases and equipment financing obligations	445	231

Total current liabilities	13,935	15,957
Capital leases and equipment financing obligations, net of current portion	259	28
Note payable to a related party	1,500	1,500
Other liabilities	684	759
Commitments and contingencies
Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock;
$0.001 par value; 60,000,000 shares authorized; 23,182,757 and 23,835,877 shares issued and outstanding, respectively	23	24
Additional paid-in capital	75,013	78,761
Deferred stock compensation	(1,085)	(1,184)
Notes receivable from stockholders	(876)	(20)
Accumulated other comprehensive income	63	100
Retained earnings	865	8,583

Total stockholders’ equity	74,003	86,264

	$90,381	$104,508

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended June 30,

	2001	2002	2003

Net revenue	$73,698	$100,201	$100,701
Cost of revenue (1)	50,811	59,016	58,417

Gross margin	22,887	41,185	42,284

Operating expenses:
Research and development (1)	11,590	16,594	19,837
Selling, general, and administrative (1)	9,106	9,873	10,733
Amortization of goodwill and other acquired intangible assets	784	134	40
Amortization of deferred stock compensation	597	453	516

Total operating expenses	22,077	27,054	31,126

Operating income	810	14,131	11,158
Interest income	363	522	1,059
Interest expense	(183)	(197)	(155)

Income before provision for income taxes	990	14,456	12,062
Provision for income taxes	180	5,056	4,344

Net income	$810	$9,400	$7,718

Net income per share:
Basic	$0.13	$0.70	$0.33

Diluted	$0.04	$0.42	$0.31

Shares used in computing net income per share:
Basic	6,133,866	13,523,443	23,472,526

Diluted	19,879,491	22,544,461	25,131,864

(1)	Cost of revenue excludes $23,000, $28,000, and $28,000 of amortization of deferred stock compensation for the years ended June 30, 2001, 2002, and 2003, respectively. Research and development expense excludes $162,000, $167,000, and $159,000 of amortization of deferred stock compensation for the years ended June 30, 2001, 2002, and 2003, respectively. Selling, general, and administrative expenses exclude $412,000, $258,000, and $329,000 of amortization of deferred stock compensation for the years ended June 30, 2001, 2002, and 2003, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share data)

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid in
	Shares	Amount	Shares	Amount	Capital

Balance at June 30, 2000	8,170,207	$18,650	5,948,288	$3,004	$—
Issuance of common stock for option exercises	—	—	653,561	880	—
Deferred stock compensation	—	—	—	2,108	—
Amortization of deferred stock compensation	—	—	—	—	—
Stock compensation in connection with modification of terms of stock options	—	—	—	202	—
Net income and comprehensive income	—	—	—	—	—

Balance at June 30, 2001	8,170,207	18,650	6,601,849	6,194	—
Components of comprehensive income:
Net income	—	—	—	—	—
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—

Total comprehensive income

Reincorporation in Delaware	—	—	—	(6,187)	6,187
Issuance of common stock in connection with initial public offering	—	—	5,000,475	5	49,242
Conversion of preferred stock into shares of common stock in connection with public offering	(8,170,207)	(18,650)	11,073,517	11	18,639
Issuance of common stock upon exercise of warrants	—	—	25,898	—	—
Issuance of common stock for option exercises	—	—	443,518	—	835
Amortization of deferred stock compensation, net of reversals	—	—	—	—	(218)
Tax benefit for nonqulaified stock option exercises	—	—	—	—	253
Repayment of notes receivable from stockholders	—	—	—	—	—
Issuance of common stock from escrow from acquisition of sales representative workforce	—	—	37,500	—	75

Balance at June 30, 2002	—	—	23,182,757	23	75,013
Components of comprehensive income:
Net income	—	—	—	—	—
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—

Total comprehensive income
Issuance of common stock from option exercises and stock purchase plan	—	—	653,120	1	2,499
Amortization of deferred stock compensation, net of reversals	—	—	—	—	(119)
Deferred stock compensation	—	—	—	—	734
Tax benefit for nonqulaified stock option exercises	—	—	—	—	634
Repayment of notes receivable from stockholders	—	—	—	—	—

Balance at June 30, 2003	—	$—	23,835,877	$24	$78,761

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Notes	Accumulated	Retained
	Deferred	Receivable	Other	Earnings	Total
	Stock	From	Comprehensive	(Accumulated	Stockholders’
	Compensation	Stockholders	Income	Deficit)	Equity

Balance at June 30, 2000	$(138)	$(633)	$—	$(9,345)	$11,538
Issuance of common stock for option exercises	—	(273)	—	—	607
Deferred stock compensation	(2,108)	—	—	—	—
Amortization of deferred stock compensation	597	—	—	—	597
Stock compensation in connection with modification of terms of stock options	—	—	—	—	202
Net income and comprehensive income	—	—	—	810	810

Balance at June 30, 2001	(1,649)	(906)	—	(8,535)	13,754
Components of comprehensive income:
Net income	—	—	—	9,400	9,400
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	63	—	63

Total comprehensive income					9,463

Reincorporation in Delaware	—	—	—	—	—
Issuance of common stock in connection with initial public offering	—	—	—	—	49,247
Conversion of preferred stock into shares of common stock in connection with public offering	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—
Issuance of common stock for option exercises	—	—	—	—	835
Amortization of deferred stock compensation, net of reversals	564	—	—	—	346
Tax benefit for nonqulaified stock option exercises	—	—	—	—	253
Repayment of notes receivable from stockholders	—	30	—	—	30
Issuance of common stock from escrow from acquisition of sales representative workforce	—	—	—	—	75

Balance at June 30, 2002	(1,085)	(876)	63	865	74,003
Components of comprehensive income:
Net income	—	—	—	7,718	7,718
Change in net unrealized gain on available-for-sale investments, net of tax	—	—	37	—	37

Total comprehensive income					7,755

Issuance of common stock from option exercises and stock purchase plan	—	—	—	—	2,500
Amortization of deferred stock compensation, net of reversals	635	—	—	—	516
Deferred stock compensation	(734)	—	—	—	—
Tax benefit for nonqulaified stock option exercises	—	—	—	—	634
Repayment of notes receivable from stockholders	—	856	—	—	856

Balance at June 30, 2003	$(1,184)	$(20)	$100	$8,583	$86,264

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,

	2001	2002	2003

Cash flows from operating activities
Net income	$810	$9,400	$7,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	876	1,182	1,459
Amortization of goodwill and other acquired intangible assets	784	134	40
Amortization of deferred stock compensation	597	453	516
Tax benefit from stock options	—	253	634
Stock compensation in connection with modification of terms of stock options	202	(107)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,145)	(997)	61
Inventories	(3,698)	1,423	(561)
Prepaid expenses and other current assets	100	(968)	(286)
Deferred taxes	(400)	(1,345)	(88)
Other assets	(349)	191	188
Accounts payable	2,791	(1,422)	878
Accrued compensation	403	598	647
Accrued warranty	30	493	—
Income taxes payable	362	2,124	(985)
Other accrued liabilities	314	1,340	1,368
Other liabilities	28	88	75

Net cash provided by (used in) operating activities	(2,295)	12,840	11,664

Cash flows from investing activities
Purchases of short-term investments	—	(19,626)	(25,058)
Proceeds from sales and maturities of short-term investments	—	—	9,195
Purchase of property and equipment	(982)	(1,287)	(1,306)
Increase in restricted cash	—	—	(240)
Cash paid in connection with the acquisition of NSM Technology Limited	—	—	(960)

Net cash used in investing activities	(982)	(20,913)	(18,369)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(570)	(622)	(445)
Proceeds from equipment financing	499	308	—
Proceeds from issuance of common stock upon initial public offering	—	49,247	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	607	835	2,500
Repayment of notes receivable from stockholders	—	30	856

Net cash provided by financing activities	536	49,798	2,911

Increase (decrease) in cash and cash equivalents	(2,741)	41,725	(3,794)
Cash and cash equivalents at beginning of year	6,507	3,766	45,491

Cash and cash equivalents at end of year	$3,766	$45,491	$41,697

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended June 30,

	2001	2002	2003

Supplemental disclosures of cash flow information
Cash paid for interest	$76	$84	$77
Cash paid for taxes	—	3,988	4,783
Retirement of equipment and related accumulated depreciation for property and equipment no longer in service	1,655	—	656
Issuance of common stock to employees for notes receivable	273	—	—
Reversal of stock compensation	—	(111)	(136)
Equipment acquired under capital leases	423	143	—
Issuance of common stock from escrow related to the acquisition of sales representative work force	—	75	—

See notes to consolidated financial statements

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

          We were founded in March 1986. We develop intuitive user interface solutions for intelligent electronic devices and products. We started shipping our current core product, the TouchPad, in 1995. The TouchPad is incorporated into a number of notebook computer product lines manufactured by original equipment manufacturers (OEMs) and contract manufacturers and sold throughout the world.

          The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

          Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying financial statements have been shown as ending on June 30, 2001, 2002, and 2003. The years ended June 30, 2002 and 2003 consisted of 52 weeks, and the year ended June 30, 2001 consisted of 53 weeks.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

          Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.

     The following is a summary of investments in marketable securities and cash equivalents at June 30, 2002 and 2003:

As of June 30, 2002:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Money Market	$18,194	$—	$—	$18,194
Municipal securities	42,608	73	9	42,672

Total available-for-sale securities	$60,802	$73	9	$60,866

As of June 30, 2003:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Money Market	$24,064	$—	$—	$24,064
Municipal securities	46,501	109	9	46,601

Total available-for-sale securities	$70,565	$109	9	$70,665

          The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity at June 30, 2002 and 2003 (in thousands):

	2002		2003

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Less than one year	$46,690	$46,704	$55,870	$55,980
Due in 1 - 2 years	14,112	14,162	14,695	14,685

Total	$60,802	$60,866	$70,565	$70,665

Fair Values of Financial Instruments

          The fair values of our cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the short-term nature of those instruments. The fair value of the note payable to related party also approximates its carrying value due to the associated interest rate of 6% and related maturity date in 2007.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade account receivable. The company has an investment policy that limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poors) or equivalent. We sell our products primarily to contract manufacturers that provide manufacturing services to notebook computer OEMs. Credit is extended based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been within our expectations, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2002 and 2003, the following customers accounted for more than 10% of our accounts receivable balance:

	Year Ended June 30,

	2002	2003

Customer A	14%	2%
Customer B	14%	9%
Customer C	11%	3%
Customer D	8%	26%

Other Concentrations

          Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single-sourced components.

Revenue Recognition

          We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time we recognize revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Non-refundable contract fees for which no further performance obligations exist, and there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an on-going basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectability of accounts receivable based on historical bad debt write-offs, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in our customers’ operating results or financial position.

Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	June 30,	June 30,
	2002	2003

Raw materials and work-in-process	$5,690	$6,062
Finished goods	177	366

	$5,867	$6,428

Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value are charged to cost of revenues.

Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the useful life of the asset. Depreciation expense for years ending 2001, 2002, and 2003 was $876,000, $1,182,000, and $1,459,000, respectively. During the years ended June 30, 2001 and 2003, we retired fully depreciated equipment and furniture at an original cost of $1,655,000 and $656,000, respectively. No such equipment and furniture was retired during the year ended 2002.

Foreign Currency Translation

          Our functional and reporting currency is the U.S. dollar. Our monetary assets and liabilities not denominated in the functional currency are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Non-monetary balance sheet accounts are measured and recorded at the historical rate in effect at the date of translation. Revenue and expenses are translated at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation gains (losses) included in operating results for the years ended June 30, 2001, 2002, and 2003 totaled $29,000, $25,000, and ($14,000), respectively. To date, we have not undertaken hedging transactions related to foreign currency exposure.

Goodwill and Other Acquired Intangible Assets

          Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other acquired intangible assets primarily represent core technology and patent rights. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 141 and FAS 142, respectively). FAS 141 supercedes APB Opinion No. 16, Business Combinations, and eliminates the pooling-of-interest method of accounting for business combinations. FAS 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned, or exchanged. We adopted FAS 141 effective July 1, 2001, the results of which are reflected in the accompanying consolidated financial statements effective for the year ended June 30, 2002. Adoption of FAS 141 on July 1, 2001 did not have any impact on our financial position or historical results of operations. However, certain intangible assets that did not meet the new criteria for recognition as a separate class of intangible assets have been reclassified as part of goodwill for all periods presented.

          FAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. We had previously amortized goodwill over its estimated useful life of three years; however, pursuant to the adoption of FAS 142 on July 1, 2001, goodwill is no longer amortized. We continue to amortize separately identifiable intangible assets with finite useful lives over periods ranging from two to three years, and the adoption of FAS 142 had no impact on such identifiable intangible assets. We completed our annual impairment test of goodwill and concluded that there was no impairment.

Impairment of Long-Lived Assets

          In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), we evaluate long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Ownership Interest in Affiliated Company

          We have an investment that consists of an ownership interest in the form of convertible preferred stock in a privately held development-stage company. We account for the investment under the equity method in accordance with APB 18 and the Emerging Issues Task Force (“EITF”) topic D-68 and issues No. 98-13 and No. 99-10. We consider our ownership of preferred stock and advances made to the affiliated company in determining the amount of equity losses to be recognized (see Note 3).

Segment Information

          We have adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (FAS 131). We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for intelligent electronic devices and products.

Stock-Based Compensation

          As permitted by FAS 123, “Accounting for Stock-Based Compensation,” we apply APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans and, accordingly, we do not recognize compensation expense for stock option grants to employees with an exercise price equal to the fair market value of the shares at the date of grant. We provide additional pro forma disclosures as required under FAS 123.

          Options granted to consultants and other non-employees are accounted for at fair value determined by using the Black-Scholes method in accordance with EITF Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.” These options are subject to periodic revaluation over their vesting term, if any. The assumptions used to value stock-based awards to consultants and non-employees are similar to those used for employees, except that a volatility of 80% was used.

          We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Had compensation expense for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended June 30,

	2001	2002	2003

Net income as reported	$810	$9,400	$7,718
Add: Stock-based compensation expense included in reported net income, net of related tax effects	483	294	330
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(840)	(1,414)	(2,790)

Proforma net income	$453	$8,280	$5,258

Net income per share — Basic:
As reported	$0.13	$0.70	$0.33
Proforma	$0.07	$0.61	$0.22
Net income per share — Diluted:
As reported	$0.04	$0.42	$0.31
Proforma	$0.02	$0.37	$0.21

          The fair value of each award granted was estimated at the date of grant using the Black-Scholes option- pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan

	Years Ended June 30,			Years Ended June 30,

	2001	2002	2003	2001	2002	2003

Expected volatility	N/A	54.5%	82.2%	N/A	54.5%	69.8%
Expected life of options in years	5	5	5	N/A	0.4	0.4
Risk-free interest rate	5.7%	4.4%	2.6%	N/A	1.7%	1.4%
Expected dividend yield	—	—	—	N/A	—	—

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

          Changes in our warranty liability for the years ended June 30, 2002 and 2003 are as follows (in thousands):

	2002	2003

Beginning balance	$509	$1,002
Warranties issued during the period	502	201
Claims made during the period	(9)	(201)

Ending balance	$1,002	$1,002

Advertising Expense

          All advertising costs are expensed as incurred. The advertising costs for the years ended June 30, 2001, 2002, and 2003 were $322,000, $190,000, and $169,000, respectively.

Comprehensive Income (Loss)

          Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) comprises unrealized gains and losses on available-for-sale securities, which have been insignificant through June 30, 2001.

Income Taxes

          Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Net Income (Loss) Per Share

          Basic and diluted net income (loss) per share amounts are presented in conformity with the FAS 128, “Earning Per Share,” for all periods presented. In accordance with FAS 128, basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for stock options. Under the treasury stock method the effect of stock options outstanding are not included in the computation of diluted net income per share for periods when their effect is anti-dilutive.

Accounting for Asset Retirement Obligations

          In fiscal 2003, we adopted Statement of Financial Accounting Standards FAS 143 (FAS 143”), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of the liability can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of FAS 143 in fiscal 2003 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“the Interpretation”), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We have reviewed the provisions of the Interpretation and have determined that we have no variable interest entities, consequently there was no impact on our consolidated financial statements.

          Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting by a vendor for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 address when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We do not expect the adoption of EITF Issue 00-21 to have a material impact on our consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, we do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have an impact on our consolidated financial statements.

2.    Completion of Initial Public Offering

          On February 1, 2002, we completed an initial public offering of 5,000,000 shares of common stock, resulting in net proceeds, after underwriters’ discount and offering expenses, of $49.2 million. The underwriters purchased an additional 750,000 shares of common stock from certain selling stockholders from which we did not receive any proceeds. In connection with the initial public offering, we completed a change-of-domicile merger in which we were reincorporated in Delaware; our authorized capital was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share; each share of common stock, no par value, was converted into one share of common stock, $.001 par value; and all of the preferred stock, including the net exercise of warrants, was converted into 11,099,415 shares of common stock.

3.    Ownership Interest in Affiliated Company and Note Payable to Related Party

          During the year ended June 30, 1998, we entered into agreements with National Semiconductor Corporation (National), then a related party, with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc.), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1,500,000 under a limited-recourse note, which we utilized to purchase additional preferred shares of Foveon, which increased our ownership interest in Foveon to 43%. The note matures in 2007 and bears interest at 6.0% per annum. If the note and related accrued interest are not repaid, National’s sole remedy under the loan is to require us to return to National a portion of Foveon shares purchased with the proceeds of the loan and held by us.

          During the year ended June 30, 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of the investment. No equity losses were recorded during the year ended June 30, 1999 as we did not have any carrying value associated with the investment.

          During the year ended June 30, 2000, we advanced to Foveon a total of $2,712,000 in return for convertible promissory notes. The notes were convertible into shares of Foveon preferred stock in accordance with the defined terms, had a term of ten years, and bore interest at rates ranging from 6.5% to 6.85%, payable at maturity. During the year ended June 30, 2000, we recorded our share of losses incurred by Foveon on the basis of our proportionate share of funding provided to Foveon by us and National and accordingly recorded additional equity losses limited to the then maximum carrying value of our total investment, which was $2,712,000, including the ownership of convertible debt securities issued by Foveon. Accordingly, as of June 30, 2001, 2002, and 2003, the carrying value of our investment in Foveon had been reduced to zero as our share of losses incurred by Foveon exceeded the carrying value of the investment. We are not obligated to provide additional funding to Foveon.

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

4.    Acquisitions

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

          The purchase price allocation performed by us resulted in a $855,000 in-process research and development charge related to the value of ASL’s 3D position-sensing technology. The value of acquired in-process research and development represents the appraised value of technology in the development stage that had not yet reached economic and technological feasibility. In reaching this determination, we used a present value income approach and considered, among other factors, the stage of development of each product, the time and resources needed to complete each product, and expected income and associated risks. The stage of completion was determined by estimating the costs and time incurred and the milestones completed to date relative to the time and costs incurred to develop the in-process technology into a commercially viable technology or product. The estimated net present value of cash flows was based on incremental future cash flows from revenue expected to be generated by the technology or product being developed. The core technology, goodwill, and other intangibles are being amortized on a straight-line basis over periods from two to three years, which is the estimated useful lives of these acquired assets. Pursuant to the adoption of FAS 142, goodwill and other intangible assets with an indefinite useful life are no longer amortized. In addition, acquired workforce does not meet the criteria for separate recognition under FAS 142 and therefore is now combined with goodwill.

          Under the agreement, we were obligated to issue an aggregate of up to an additional 200,000 shares of our common stock to ASL shareholders as additional purchase consideration if the sale of our products incorporating ASL technology reached a certain defined volume within a period of 24 months after the acquisition. In November 2001, the additional shares held in escrow were canceled, as we did not sell any products incorporating ASL technology through the expiration of the 24 month-period in October 2001.

          This acquisition was accounted for as a purchase, and accordingly, the results of operations of ASL subsequent to October 26, 1999 are included in our consolidated statements of operations.

Acquisition of NSM Technology Limited

          On June 26, 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company which is a wholly owned subsidiary of NSM Holdings Limited (NSM Holdings). NSM was a developer, manufacturer, and supplier of wireless telecommunication products and services. We acquired all of the outstanding shares of NSM in exchange for $960,000 in cash and a contingent payment of $240,000 that we made into an escrow account. Our CEO is a shareholder of NSM Holdings and currently owns approximately 3.86% of the outstanding shares of NSM Holdings.

          We allocated the total purchase price excluding the escrow payment based on available information with respect to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Goodwill	$1,203
Net tangible liabilities assumed	(200)

Total consideration	$1,003

          Under the stock purchase agreement, we are also required to pay up to an additional $240,000 in cash to NSM Holdings contingent upon the realization of certain assets acquired within six months from the date of acquisition. We have not accounted for the $240,000 as purchase price as of June 30, 2003, but rather have classified the contingent payment as restricted cash in the accompanying June 30, 2003 consolidated balance sheet.

          Goodwill and other acquired intangible assets consist of the following (in thousands):

	June 30,

	2002	2003

Carrying value of goodwill	$765	$1,968

Other acquired Intangible Assets:
Acquired core technology	201	201
Acquired sales representatives	150	150
Purchased patents	154	154

	505	505
Accumulated amortization	(465)	(505)

Carrying value of other acquired intangible assets	$40	$—

          Had we been accounting for goodwill and other intangible assets under FAS 142 since the date of the acquisition of ASL, the impact on the reported net income and basic and diluted net income per share for 2001 would have been as follows (in thousands, except per share data):

Year ended
June 30,

2001

Reported net income	$810
Add back: Goodwill amortization	555
Add Back: Acquired workforce amortization	80

Adjusted net income	$1,445

Net income per share — Basic
Reported net income	$0.13
Goodwill amortization	0.09
Acquired workforce amortization	0.01

Adjusted net income per share — Basic	$0.23

Net income per share — Diluted
Reported net income	$0.04
Goodwill amortization	0.03
Acquired workforce amortization	*

Adjusted net income per share — Diluted	$0.07

*	Less than $0.01 per share.

5.    Net Income Per Share

          The following table presents the computation of basic and diluted net income per share, (dollars in thousands, except share amounts):

	Years Ended June 30,

	2001	2002	2003

Numerator for basic and diluted net income per share:
Net income	$810	$9,400	$7,718

Denominator for basic net income per share:
Weighted average common shares outstanding	6,329,832	13,529,537	23,472,526
Less: Weighted average shares subject to repurchase	(195,946)	(6,094)	—

Denominator for basic net income per share	6,133,886	13,523,443	23,472,526

Denominator for diluted net income per share:
Shares used above, basic	6,133,886	13,523,443	23,472,526
Dilutive stock options	2,614,663	2,484,360	1,659,338
Dilutive warrants	19,925	22,665	—
Dilutive preferred stock, until January 2002 IPO	11,073,517	6,492,418	—
Dilutive contingent shares	37,500	21,575	—

	19,879,491	22,544,461	25,131,864

Net income per share:
Basic	$0.13	$0.70	$0.33

Diluted	$0.04	$0.42	$0.31

          Diluted net income per share does not include the effect of the following potential antidilutive common shares:

	2001	2002	2003

Stock options outstanding	—	30,307	1,183,352

          The weighted-average price of stock options excluded from the computation of diluted earnings per shares was $15.84 and $11.10 for the years ended June 30, 2002 and 2003, respectively.

6.    Property and Equipment

          Property and equipment consisted of the following (in thousands):

	June 30,

	2002	2003

Equipment	$4,434	$5,047
Furniture	414	495

	4,848	5,542
Accumulated depreciation and amortization	(2,805)	(3,608)

Property and equipment, net	$2,043	$1,934

Depreciation expense for fiscal 2001, 2002, and 2003 was $876,000, $1,182,000, and $1,459,000, respectively.

7.   Leases, Equipment Financing Obligations and Line of Credit

          We lease our domestic facility under an operating lease that expires on May 31, 2005. We lease our UK facility under an operating lease that expires on May 3, 2007. Total rent expense, recognized on a straight-line basis, was approximately $708,000, $725,000, and $975,000 for the years ended June 30, 2001, 2002, and 2003, respectively.

Equipment Financing Obligations

          Through June 30, 2003, we purchased a total of $618,000 of equipment under an equipment financing line. At June 30, 2002, the outstanding balance under this line was approximately $21,000. There was no outstanding balance at June 30, 2003. Obligations under this facility bear interest at rates ranging from between 7.79% and 8.89% per year, are payable monthly through September 2002, and are subject to certain financial covenants. Assets acquired under this arrangement secure the related obligations.

          We entered into another $750,000 equipment financing line agreement during the year ended June 30, 2001. At June 30, 2003, the outstanding balance under this line approximated $211,000. Obligations under this facility bear interest at rates ranging between 5.80% and 7.60% per year, are payable monthly through September 2004, and are subject to certain financial covenants. Assets acquired under this arrangement secure the related obligations.

Leases

          We also lease certain software and equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment acquired under capital leases aggregated approximately $579,000 at June 30, 2002. No acquisitions of equipment under capital leases were made during the year ended June 30, 2003. Amortization expense related to assets under capital leases is included in depreciation expense. At June 30, 2002 and 2003, the outstanding balance payable under these capital leases approximated $197,000 and $48,000, respectively.

The aggregate future minimum rental commitments as of June 30, 2003 for noncancelable operating leases and capital and equipment financing obligations with initial or remaining terms in excess of one year are as follows (in thousands):

		Capital Leases
		and Equipment
	Operating	Financing
	Leases	Obligations

2004	$1,081	$238
2005	1,018	28
2006	294	—
2007	241	—

Total minimum lease payments	$2,634	266

Less amounts representing interest		7

Present value of net minimum lease payments		259
Less portion due within one year		231

		$28

     The software and equipment recorded under capital leases included in property and equipment was $925,000 as of June 30, 2002 and 2003. Related accumulated depreciation was $493,000 and $801,000 as of June 30, 2002 and 2003, respectively.

Line of Credit

     In August 2001, we entered into a $4.2 million revolving line of credit (“line of credit”) with a bank. This revolving line of credit was set to expire on October 31, 2002 and had an interest rate equal to the bank’s prime lending rate, which was 4.25% at June 30, 2003. On November 25, 2002, we signed a Loan Modification Agreement extending the expiration to November 29, 2003. Borrowings under this line of credit are subject to certain financial and non-financial covenants, and are limited to 75% of qualifying account receivables as defined in the agreement with the bank. This line of credit agreement places restrictions on the payment of any dividends. As of June 30, 2003, we had not borrowed any amounts under this facility.

8. Stockholder’s Equity

     We have a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the Plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.

Preferred Stock

     We are authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, and privileges of the shares of each wholly unissued series and any of its qualifications, limitations, or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

     The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. We have no current plans to issue any shares of preferred stock. As of June 30, 2003, there were no shares of preferred stock outstanding.

Stock-Based Compensation

     During 1986, 1996, 2000, and 2001, we adopted stock option plans (the “Plans”) under which employees and directors may be granted incentive stock options or nonqualified stock options to purchase up to a total of 7,650,000 shares of our common stock at not less than 100% or 85% of the fair value, respectively, on the date of grant as determined by the Board of Directors.

     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter or 100% at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are canceled.

     The 1986 Stock Option Plan expired by its terms with respect to any future option grants effective November 1996. At June 30, 2003, all shares available for issuance were pursuant to the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Incentive Compensation Plan.

     During the year ended June 30, 2001, we granted options for the purchase of 17,000 shares of common stock to consultants and advisors in consideration for services, at an exercise price of $2.50 per share. These options became vested and exercisable upon achievement of predetermined milestones and accordingly were subject to periodic re-measurement over the vesting period of six months. We recorded deferred stock compensation of approximately $168,000 for the year ended June 30, 2001, representing the fair value of stock options on the respective grant dates, which was computed on the basis of Black-Scholes methodology using the valuation inputs similar to those used for employees except for the use of contractual life of the options instead of expected life. We recorded compensation expense of approximately $223,000 for the year ended June 30, 2001 related to the amortization of deferred compensation for these options. These options became fully vested during the year ended June 30, 2001.

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

     In October 2002, we granted 200,000 options to a consultant that at the time were to vest over four years. However, in December 2002, the consultant was hired by us as an employee. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, we remeasured the intrinsic value of the option grant on the date the consultant became an employee and recorded deferred compensation in the amount of $734,000 as the aggregate difference between the stock price and the exercise price of $4.34 for these options on the date of employment status change. We are amortizing the deferred compensation balance over the remaining vesting periods of the option.

     In August 2002, the Board approved an option regrant offer to multiple employees who had received option grants under the 2001 Incentive Compensation Plan at an option share price of between $12.98 and $18.70. The option price was substantially higher than the current price of our stock at that time. The employees were allowed to elect to have their option cancelled. In return for the cancellation, we issued new options for the same number of shares as cancelled six months and one day from the date of cancellation. The vesting period and schedule for the new options remained the same as the vesting schedule of the previously cancelled options. On March 3, 2003, a total of 106,500 shares were granted with a new exercise price per share of $6.56 under this regrant offer.

     The following table summarized option activity for the years ended June 30, 2001, 2002, and 2003:

	Options		Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price

Balance at June 30, 2000	287,466	3,500,020	$1.77
Additional shares authorized	1,600,000	—
Options granted	(1,651,272)	1,651,272	$4.24
Options exercised	—	(653,561)	$1.35
Options cancelled	506,490	(526,490)	$2.04

Balance at June 30, 2001	742,684	3,971,241	$2.81
Additional shares authorized	600,000	—
Options granted	(1,148,240)	1,148,240	$9.90
Options exercised	—	(443,518)	$1.88
Options cancelled	169,711	(169,711)	$4.56

Balance at June 30, 2002	364,155	4,506,252	$4.64
Additional shares authorized	2,838,077	—
Options granted	(1,541,500)	1,541,500	$6.25
Options exercised	—	(491,768)	$3.00
Options cancelled	346,790	(346,790)	$10.12

	2,007,522	5,209,194	$4.90

     The weighted average per share fair value of options granted was $2.25, $5.15 and $6.49 for the years ended June 30, 2001, 2002, and 2003, respectively.

     The following table summarizes stock options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.60	6,875	1.96	$0.60	6,875	$0.60
$1.00	481,130	5.26	$1.00	481,130	$1.00
$2.00	538,042	6.17	$2.00	490,657	$2.00
$2.50	607,307	6.71	$2.50	397,253	$2.50
$2.90	40,000	4.05	$2.90	40,000	$2.90
$3.00	636,033	7.23	$3.00	162,525	$3.00
$3.50 - $5.50	494,084	8.36	$4.20	121,262	$4.19
$6.00	640,550	9.09	$6.00	4,590	$6.00
$6.50 - $8.19	663,959	9.43	$7.23	30,786	6.53
$8.50	743,214	8.18	$8.50	271,769	8.50
$9.00	339,000	8.53	$9.00	23,066	9.00
$18.70	19,000	8.82	$18.70	5,582	18.70

$.60 - $18.70	5,209,194	7.69	$4.90	2,035,495	$3.16

     At June 30, 2002, 1,486,501 shares were exercisable at a weighted average exercise price of $2.41.

Deferred Compensation

     We recorded deferred stock compensation of $1,940,000 and $734,000 during the years ended June 30, 2001 and 2003, respectively, representing the aggregate difference between the exercise prices of options granted to employees and the deemed fair values for common stock subject to the options as of the respective measurement dates. These amounts are being amortized by charges to operations, on a straight-line basis over the vesting periods of the individual stock options. During the years ended June 30, 2001, 2002 and 2003, we recorded $374,000, $453,000, and $516,000, respectively, of amortization expense related to deferred stock compensation. Also during the year ended June 30, 2002 we recorded a reversal of $111,000 of deferred stock compensation and amortization expense for terminated employees. There were no such reversals during the years ended June 30, 2001 and 2003.

Shares Reserved for Future Issuance

     We have reserved shares of common stock for future issuance as follows:

June 30,
2003

Stock options outstanding	5,209,194
Stock options, available for grant	2,007,522

Total	7,216,716

9. Notes Receivable from Stockholders

     During the years ended June 30, 1999 and 2000, we received $493,000 and $300,000, respectively, of full-recourse notes receivable from certain employees, which notes bear interest at rates ranging from 4.5% to 6.1%, in consideration for stock issued upon the exercise of stock options. During the year ended June 30, 2001, we received $200,000 of full-recourse and $73,000 of non-recourse notes receivable from certain employees in consideration for stock issued upon the exercise of stock options. These notes bear interest rates ranging from 6.1% to 6.3%. The notes and accrued interest, which are compounded semiannually, become due over the period from December 2002 to October 2009 or upon termination of employment, whichever is earlier. As of June 30, 2002 and 2003, the principal amounts outstanding amounted to $876,000 and $20,000, respectively. The non-recourse notes receivable were issued in connection with fully vested and exercisable stock options. We received cash payments aggregating $856,000 in 2003 on these notes receivable.

10. Employee benefit plans

401(k) Plan

     We have a 401(k) Retirement Savings Plan for full-time employees (the Plan). Under the Plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $12,000. The annual limit for employees who are 50 years or older is $14,000. We do not provide any matching funds.

2001 Employee Stock Purchase Plan

     We adopted the 2001 Employee Stock Purchase Plan (the Purchase Plan) in February 2001. The Purchase Plan became effective on January 29, 2002, the effective date of the registration statement for the initial public offering . The Purchase Plan allows employees to designate up to 15% of their total compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of fair market value. We reserved 1,231,827 shares of common stock for issuance under the Purchase Plan. During the year ended June 30, 2003, 161,352 shares of common stock were issued under the Purchase Plan.

11. Income Taxes

     Income before provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,

	2001	2002	2003

U.S	$1,371	$14,198	$11,602
Foreign	(381)	258	460

Total	$990	$14,456	$12,062

     The provision for income taxes consists of the following (in thousands):

	Year Ended June 30,

	2001	2002	2003

Current:
Federal	$475	$5,341	$3,487
State	1	920	871
Foreign	104	140	168

Total current	580	6,401	4,526
Deferred:
Federal	(400)	(1,345)	121
State	—	—	(303)
Foreign	—	—	—

Total deferred	(400)	(1,345)	(182)

Total provision for income taxes	$180	$5,056	$4,344

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Year Ended June 30,

	2001	2002	2003
Provision at U.S. federal statutory rate	$347	$5,059	$4,222
State income taxes	—	598	369
Utilization of net operating losses	(236)	—	—
Change in valuation allowance	—	(789)	—
Goodwill and other intangible assets	263	47	—
Research and development credit	(536)	(400)	(314)
Amortization of deferred compensation	279	121	(396)
Meals, entertainment and other permanent differences	63	420	463

	$180	$5,056	$4,344

     Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended June 30,

	2002	2003

Deferred tax assets:
Investment writedowns	$1,085	$1,094
Inventory writedowns	619	449
Warranty reserve	401	404
Depreciation and amortization	267	217
Accrued compensation	575	569
Accruals not currently deductible	206	602
Foreign loss carryforwards	—	565

Total gross deferred tax assets	3,153	3,900
Valuation allowance	(1,388)	(2,012)

Total net deferred tax assets	1,765	1,888

Deferred tax liabilities:
Foreign income repatriation	(20)	(20)

Total deferred tax liabilities	(20)	(20)

Net deferred tax assets, net of deferred tax liabilities	$1,745	$1,868

     Realization of deferred tax assets depends on our generating sufficient taxable income in future years to obtain benefit from the reversal of deferred tax assets. As of June 30, 2003, a valuation allowance of $2,012,000 has been established to reduce the deferred tax assets to the levels that we believe are more likely than not to be realized through future taxable income. The valuation allowance increased (decreased) by ($800,000), ($2,046,000) and $624,000 during the years ending June 30, 2001, 2002, and 2003, respectively.

     As of June 30, 2003, we had no available federal and state net operating loss and tax credit carryforwards to offset future income tax liabilities. We had net operating loss carryforwards of approximately $3,533,000 generated in foreign jurisdictions, which can be utilized to offset future taxable income in the foreign jurisdictions.

12. Segment, Customers, and Geographic Information

     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products. We generate our revenue from two broad product categories: the notebook computer market and information appliances (“iAppliances and other electronic devices”) market. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and addressing financial performance. The notebook computer market accounted for 98% and 93% of our net revenue in the years ended June 30, 2002 and 2003.

     The following is a summary of operations within geographic areas based on our customers’ location (in thousands):

	Year Ended June 30,

	2001	2002	2003

Revenue from sales to unaffiliated customers in :
Taiwan	$58,902	$77,807	$55,171
United States	10,351	3,240	4,342
Korea	2,012	2,502	4,629
China	655	5,280	25,979
Japan	758	3,945	5,286
Other	1,020	7,427	5,294

	$73,698	$100,201	$100,701

	June 30,

	2002	2003

Long-lived assets within geographic areas consisted of the following (in thousands):
Taiwan	$42	$36
United Kingdom	692	356
United States	1,309	1,498
Hong Kong	—	44

	$2,043	$1,934

Major customer revenue as a percentage of total revenue:

	Year Ended June 30,

	2001	2002	2003

Customer A	32%	16%	2%
Customer B	6%	7%	14%
Customer C	11%	12%	—

SCHEDULE II

SYNAPTICS INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ending June 30, 2001, 2002 and 2003
(in thousands)

	Balance at	Additions	Adjustments	Balance at
	Beginning	Charged to	to	End of
	of Year	Expense	Reserve	Year

Reserve deducted from assets— allowance for doubtful accounts:
2001	$120	$5	$—	$125
2002	125	75	—	200
2003	200	10	50	160

Exhibit Index

Exhibit
Number	Exhibit

2	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (2)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (3)

10.10	Lease dated as of September 17, 1999 by and between Silicon Valley Properties, LLC as Landlord and the registrant as Tenant (3)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant (3)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, Richard C. McCaskill, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, Richard L. Sanquini, and Joshua C. Goldman, and as of April 23, 2002 with W. Ronald Van Dell (1)

10.18	Severance Policy for Principal Executive Officers

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003

10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent auditors

23.2	Consent of KPMG LLP, independent auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.