Form 10-Q
period 2003-09-27
SYNAPTICS INC
filed 2003-11-07
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Number of shares of Common Stock outstanding at November 5, 2003: 24,064,510

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Page

Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets— September 30, 2003 (Unaudited) and June 30, 2003	3
Condensed Consolidated Statements of Operations— Three Months Ended September 30, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows— Three Months Ended September 30, 2003 and 2002 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,330	$41,697
Short-term investments	34,043	35,589
Restricted cash	240	240
Accounts receivable, net of allowances of $160 at September 30, 2003 and June 30, 2003	15,950	13,181
Inventories	5,053	6,428
Prepaid expenses and other current assets	2,235	2,637

Total current assets	102,851	99,772
Property and equipment, net	1,767	1,934
Goodwill	1,968	1,968
Other assets	820	834

Total assets	$107,406	$104,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,843	$6,893
Accrued compensation	2,824	2,808
Accrued warranty	969	1,002
Income taxes payable	2,993	1,661
Other accrued liabilities	2,789	3,362
Capital leases and equipment financing obligations	169	231

Total current liabilities	15,587	15,957
Capital leases and equipment financing obligations, net of current portion	—	28
Note payable to a related party	1,500	1,500
Other liabilities	774	759
Commitments and contingencies
Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock;
$0.001 par value; 60,000,000 shares authorized; 24,048,053 and 23,835,877 shares issued and outstanding, respectively	24	24
Additional paid-in capital	79,654	78,761
Deferred stock compensation	(1,033)	(1,184)
Notes receivable from stockholders	(20)	(20)
Accumulated other comprehensive income	70	100
Retained earnings	10,850	8,583

Total stockholders’ equity	89,545	86,264

Total liabilities and stockholders’ equity	$107,406	$104,508

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,

	2003	2002

Net revenue	$29,571	$22,177
Cost of revenue (1)	17,426	12,443

Gross margin	12,145	9,734

Operating expenses:
Research and development (1)	5,096	5,323
Selling, general, and administrative (1)	3,074	2,604
Amortization of other acquired intangible assets	—	30
Amortization of deferred stock compensation	137	110
Restructuring	432	—

Total operating expenses	8,739	8,067

Income from operations	3,406	1,667
Interest income	226	277
Interest expense	(34)	(39)

Income before provision for income taxes	3,598	1,905
Provision for income taxes	1,331	705

Net income	$2,267	$1,200

Net income per share:
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

Shares used in computing net income per share:
Basic	24,013,482	23,260,200

Diluted	26,526,878	24,839,868

(1)	Cost of revenue excludes $5,000 and $7,000 of amortization of deferred stock compensation for the three months ended September 30, 2003 and 2002, respectively. Research and development expense excludes $30,000 and $39,000 of amortization of deferred stock compensation for the three months ended September 30, 2003 and 2002, respectively. Selling, general, and administrative expenses exclude $102,000 and $64,000 of amortization of deferred stock compensation for the three months ended September 30, 2003 and 2002, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,

	2003	2002

Cash flows from operating activities
Net income	$2,267	$1,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	299	338
Amortization of intangible assets	—	30
Amortization of deferred stock compensation	151	110
Changes in operating assets and liabilities:
Accounts receivable	(2,769)	(2,368)
Inventories	1,375	(531)
Prepaid expenses and other current assets	402	(531)
Other assets	14	(20)
Accounts payable	(1,050)	229
Accrued compensation	16	71
Accrued warranty	(33)	—
Income taxes payable	1,332	54
Other accrued liabilities	(573)	315
Other liabilities	15	18

Net cash provided by (used in) operating activities	1,446	(1,085)

Cash flows from investing activities
Purchases of short-term investments	(3,194)	(11,736)
Proceeds from sales and maturities of short-term investments	4,710	2,230
Purchase of property and equipment	(132)	(300)

Net cash provided by (used in) investing activities	1,384	(9,806)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(90)	(189)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	893	644
Repayment of notes receivable from stockholders	—	108

Net cash provided by financing activities	803	563

Increase (decrease) in cash and cash equivalents	3,633	(10,328)
Cash and cash equivalents at beginning of period	41,697	45,491

Cash and cash equivalents at end of period	$45,330	$35,163

Supplemental disclosures of cash flow information
Cash paid for interest	$3	$10
Cash paid for taxes	—	651

See notes to consolidated financial statements

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2003.

     The consolidated financial statements include our financial statements and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter ends for all annual, interim, and quarterly financial statement captions.

     We have elected to follow APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Had compensation expense for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2003	2002

Net income as reported	$2,267	$1,200
Add: Stock-based compensation included in reported net income, net of related tax	86	69
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax	(965)	(583)

Pro forma net income	$1,388	$686

Net income per share - Basic:
As reported	$0.09	$0.05
Pro forma	$0.06	$0.03
Net income per share - Diluted:
As reported	$0.09	$0.05
Pro forma	$0.05	$0.03

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions.

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected annual volatility	74.7%	69.8%	74.7%	69.8%
Expected life of options in years	5	5	.4	.4
Risk-free interest rate	3.2%	3.6%	1.3%	1.7%
Expected dividend yield	—	—	—	—

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

3. Net Income Per Share

     Basic net income per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2003	2002

Numerator for basic and diluted net income per share:
Net income	$2,267	$1,200

Denominator for basic net income per share:
Weighted average common shares outstanding	24,013	23,260

Denominator for basic net income per share	24,013	23,260

Denominator for diluted net income per share:
Shares used above, basic	24,013	23,260
Dilutive stock options	2,514	1,580

Denominator for diluted net income per share	26,527	24,840

Net income per share:
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

     Options to purchase 19,000 and 1,355,814 shares of common stock that were outstanding at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for these periods then ended because the options’ exercise prices were greater than the average market price of our common stock during those periods, and therefore, their effect would have been antidilutive.

4. Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.

5. Restructuring

     In late June 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company. In conjunction with the acquisition of NSM, duplicate operational positions were identified at our San Jose and Taiwan locations. For the three months ended September 30, 2003, we recorded $432,000 related to the completion of the restructuring efforts. The restructuring expenses consisted primarily of severance costs for the terminated employees who were notified in early July 2003.

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2003	2003

Raw materials	$4,766	$6,062
Finished goods	287	366

	$5,053	$6,428

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

     Changes in our warranty liability during the period were as follows (in thousands):

Balance at June 30, 2003	$1,002
Warranties issued during the period	255
Settlements made during the period	(288)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance at September 30, 2003	$969

8. Income Taxes

     The income tax provision for the three-month periods ended September 30, 2003 and 2002 reflects an effective income tax rate based on expected pre-tax income for the year partially offset by a research and development tax credit. The effective income tax rate was 37% for the three-month periods ended September 30, 2003 and 2002.

9. Segment, Customers, and Geographic Information

     We operate in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generate our revenue primarily from companies in the personal computer (“PC”) market.

     The following is a summary of operations within geographic areas based on the customer location (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Revenue from sales to unaffiliated customers:
China	$14,361	$3,166
Taiwan	10,353	14,883
Other	4,857	4,128

	$29,571	$22,177

Major customer data as a percentage of total revenue:

	Three Months Ended
	September 30,

	2003	2002

Customer A	15%	13%
Customer B	*	12%
Customer C	11%	*

Major customer data as a percentage of total accounts receivable:

	September 30,	June 30,
	2003	2003

Customer A	11%	*
Customer B	12%	26%
Customer C	12%	*
Customer D	11%	*

*	Less than 10%

10. Comprehensive Income

     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the three months ended September 30, 2003 and 2002. Accordingly, comprehensive income closely approximates actual net income.

11. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“the Interpretation”), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We have reviewed the provisions of the Interpretation and have determined that we have no variable interest entities; consequently, there was no impact on our consolidated financial statements.

     Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting by a vendor for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The adoption of EITF Issue 00-21 did not have a material impact on our consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited consolidated financial statements and notes for the year ended June 30, 2003, included in our Annual Report on Form 10-K.

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

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on the notebook market, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2003.

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices. We began shipping our proprietary TouchPad in fiscal 1996 and are now the world’s leading supplier of interface solutions to the notebook computer market. Our interface solutions include our TouchPad, TouchStyk, and the combination of both a touchpad and pointing stick for dual pointing applications. We estimate that over half of all notebooks shipped during fiscal year 2003 contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs. More than 90% of our revenue is generated through sales of our interface solutions to the notebook computer market.

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

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.0 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, with the right to repurchase lapsing over the vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. As of September 30, 2003, there was $1.0 million of deferred stock compensation remaining to be amortized in future periods.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve for bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivables based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

Inventory

     We state our inventories at the lower of cost or market. Our assessment of the ultimate realization of inventories is based on our projections of future demand and market conditions. Any sudden decline in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturn, rapid product improvements and technological changes, and termination by our OEM customers of any product offerings incorporating our product solutions.

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

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Net revenue was $29.6 million for the three months ended September 30, 2003 compared to $22.2 million for the three months ended September 30, 2002, an increase of 33.3%. The net increase in revenue was primarily attributable to increased unit shipments, partially offset by a reduction in overall average selling price, resulting from a change in product mix and general competitive pricing. Our product mix shifted toward single pointing solutions, reflecting the combination of consumer weighted demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of notebooks. Revenue from our dual pointing applications was approximately 27% of our revenue for the three months ended September 30, 2003 compared to 46% for the three months ended September 30, 2002. Our non-PC revenue grew to approximately 9% of total revenue for the three months ended September 30, 2003, up from approximately 5% of total revenue for the three months ended September 30, 2002, primarily reflecting growing demand for certain portable music player/recording devices that utilize our capacitive interface solutions.

     Gross margin as a percentage of revenue was 41.1% for the three months ended September 30, 2003 compared to 43.9% for the three months ended September 30, 2002. The reduction in gross margin as a percentage of revenue primarily reflected a shift in mix to lower margin products and a lower average selling price resulting from general competitive pricing, partially offset by lower manufacturing costs, which resulted from the combination of our ongoing design and process improvement programs and lower materials and assembly costs.

     Research and development expenses decreased 4.3% to $5.1 million, or 17.2% of revenue, for the three months ended September 30, 2003 from $5.3 million, or 24.0% of revenue, for the three months ended September 30, 2002. The major contributor to the decrease in research and development was lower spending related to new product development activities, which included outside services and materials costs, partially offset by higher compensation costs associated with our annual review process, and increases in other personnel related costs.

     Selling, general, and administrative expenses increased 18.0% to $3.1 million, or 10.4% of revenue, for the three months ended September 30, 2003 from $2.6 million, or 11.7% of revenue, for the three months ended September

30, 2002. The increase in spending resulted mainly from higher compensation costs associated with our annual review process, increases in other personnel related costs, additional expenses related to compliance with new SEC regulations and other costs related to our status as a public reporting company, additional expenses related to generally higher operating levels, and higher commission expense on higher net revenue.

     Amortization of other acquired intangible assets of $30,000 for the three months ended September 30, 2002 related to our October 1999 acquisition of ASL. As of December 31, 2002, these intangible assets were fully amortized and as a result there were no charges for amortization of intangible assets for the three months ended September 30, 2003.

     The three months ended September 30, 2003 included amortization expense for deferred stock compensation of $137,000 compared to $110,000 for the three months ended September 30, 2002. We expect to record amortization expense for deferred stock compensation of $405,000 in the remaining nine months of fiscal 2004 and the balance of $628,000 in future years.

     In late June 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company. In conjunction with the acquisition of NSM, duplicate operational positions were identified at our San Jose and Taiwan locations. For the three months ended September 30, 2003, we recorded $432,000 related to the completion of the restructuring efforts. The restructuring expenses consisted primarily of severance costs for the terminated employees who were notified in early July 2003.

     We generated operating income of $3.4 million for the three months ended September 30, 2003 compared to $1.7 million for the three months ended September 30, 2002. The increase in operating income was largely due to the higher net revenue level, from increased unit shipments, and to a lesser extent, lower costs related to certain new product development activities, which included outside services and materials costs. Partially offsetting these positive factors were the following: the decrease in gross margin percentage, which was primarily caused by lower average selling prices resulting from a shift in mix to lower margin products and general competitive pricing; higher compensation costs associated with our annual review process; increases in other personnel related costs; additional expenses related to compliance with new SEC regulations and other costs related to our status as a public reporting company; additional expenses related to generally higher operating levels; and higher commission expense on higher net revenue.

     Net interest income was $192,000 for the three months ended September 30, 2003 compared to $238,000 for the three months ended September 30, 2002, resulting from lower interest rates. The impact of lower interest rates was partially offset by the benefit of higher average cash balances.

     The provision for income taxes for the three months ended September 30, 2003 was $1.3 million compared to $0.7 million for the three months ended September 30, 2002, reflecting the higher pre-tax profit levels. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the three-month period ended September 30, 2002 and 2003, and the addition of Hong Kong for the three-month period ended September 30, 2003. The effective tax rate for both periods was 37% and represents a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $79.4 million as of September 30, 2003 compared to $77.3 million as of June 30, 2003, an increase of $2.1 million. In addition to cash, cash equivalents, and short-term investments, we held $240,000 of restricted cash as of September 30, 2003 and June 30, 2003, which represents amounts held in escrow for purchase price contingencies relating to our June 2003 acquisition of NSM Technology.

     During the three months ended September 30, 2003, operating activities generated cash of $1.4 million compared to $1.1 million cash used during the three months ended September 30, 2002. For the three months ended September 30, 2003, the net cash provided by operating activities was mainly attributable to net income of $2.3 million, adjusted for depreciation and amortization of deferred stock compensation totaling $450,000, partially offset by higher working capital of $1.3 million. For the three months ended September 30, 2002, net cash used in operating activities was mainly attributable to net income of $1.2 million, adjusted for depreciation and amortization of acquired intangible assets and deferred stock compensation totaling $478,000, offset by higher working capital of $2.8 million.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2003 provided net cash of $1.4 million compared to net cash used in investing activities of $9.8 million during the three months ended September 30, 2002. Net cash provided by investing activities during the three months ended September 30, 2003 consisted of $4.7 million of proceeds from sales and maturities of short-term investments, partially offset by purchases of $3.2 million of short-term investments and $132,000 of capital equipment. Net cash used in investing activities during the three months ended September 30, 2002 consisted of purchases of $11.7 million of short-term investments and $300,000 of capital equipment, partially offset by cash provided by the proceeds from sales and maturities of short-term investments of $2.2 million.

     Net cash provided by financing activities for the three months ended September 30, 2003 was $803,000 compared to $563,000 during the three months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, financing activities primarily related to proceeds from common stock issued under our Employee Stock Purchase Plan and stock option plans and partially offset by payments made on capital lease and equipment financing obligations.

     Our principal sources of liquidity as of September 30, 2003 consisted of $79.4 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit expires on November 25, 2003, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We are currently in the process of renewing this line of credit. We had not borrowed any amounts under the line of credit as of September 30, 2003. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

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

Contractual Obligations and Commercial Commitments.

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2003:

	Payments due by period (in thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Note payable and interest	$2,686	$—	$—	$2,686	$—
Building leases	2,374	816	1,316	242	—
Capital leases	173	173	—	—	—
Inventory purchase obligations	202	202	—	—	—

Total	$5,435	$1,191	$1,316	$2,928	$—

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation Of Variable Interest Entities”. This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. We currently do not have any financial interest in variable interest entities. The adoption of this Interpretation did not have a material impact on our consolidated financial statements.

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

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, the adoption of this statement did not have a material impact on our consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report on Form 8-K dated July 31, 2003 furnishing Item 12 Results of Operations and Financial Condition disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

(Registrant)

Date: November 7, 2003	By:	/s/ Francis F. Lee

	Name: Title:	Francis F. Lee President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name: Title:	Russell J. Knittel Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002