Form 10-Q
period 2003-12-27
SYNAPTICS INC
filed 2004-02-05
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

Number of shares of Common Stock outstanding at February 4, 2004: 24,705,487

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,849	$41,697
Short-term investments	36,222	35,589
Restricted cash	240	240
Accounts receivable, net of allowances of $130 and $160, respectively	17,717	13,181
Inventories	5,081	6,428
Prepaid expenses and other current assets	2,197	2,637

Total current assets	109,306	99,772
Property and equipment, net	1,755	1,934
Goodwill	1,891	1,968
Other assets	834	834

Total assets	$113,786	$104,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,855	$6,893
Accrued compensation	3,424	2,808
Accrued warranty	937	1,002
Income taxes payable	4,419	1,661
Other accrued liabilities	2,922	3,362
Capital leases and equipment financing obligations	94	231

Total current liabilities	17,651	15,957
Capital leases and equipment financing obligations, net of current portion	—	28
Note payable to a related party	1,500	1,500
Other liabilities	829	759
Commitments and contingencies Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock;
$0.001 par value; 60,000,000 shares authorized; 24,264,165 and 23,835,877 shares issued and outstanding, respectively	24	24
Additional paid-in capital	80,293	78,761
Deferred stock compensation	(901)	(1,184)
Notes receivable from stockholders	—	(20)
Accumulated other comprehensive income	39	100
Retained earnings	14,351	8,583

Total stockholders’ equity	93,806	86,264

Total liabilities and stockholders’ equity	$113,786	$104,508

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenue	$34,274	$24,199	$63,845	$46,376
Cost of revenue (1)	20,134	13,917	37,560	26,360

Gross margin	14,140	10,282	26,285	20,016

Operating expenses:
Research and development (1)	5,130	4,812	10,226	10,135
Selling, general, and administrative (1)	3,293	2,638	6,367	5,242
Amortization of other acquired intangible assets	—	10	—	40
Amortization of deferred stock compensation	132	116	269	226
Restructuring	—	—	432	—

Total operating expenses	8,555	7,576	17,294	15,643

Income from operations	5,585	2,706	8,991	4,373
Interest and other income, net	229	279	455	556
Interest expense	(34)	(47)	(68)	(86)

Income before provision for income taxes	5,780	2,938	9,378	4,843
Provision for income taxes	2,279	1,093	3,610	1,798

Net income	$3,501	$1,845	$5,768	$3,045

Net income per share:
Basic	$0.15	$0.08	$0.24	$0.13

Diluted	$0.13	$0.07	$0.22	$0.12

Shares used in computing net income per share:
Basic	24,112,862	23,386,723	24,063,583	23,309,271

Diluted	26,725,178	25,083,296	26,602,849	24,957,002

(1)	Cost of revenue excludes $5,000, $7,000, $10,000, and $14,000 of amortization of deferred stock compensation for the three months ended December 31, 2003 and 2002, and the six months ended December 31, 2003 and 2002, respectively. Research and development expense excludes $25,000, $38,000, $55,0000, and $77,000 of amortization of deferred stock compensation for the three months ended December 31, 2003 and 2002, and the six months ended December 31, 2003 and 2002, respectively. Selling, general, and administrative expenses exclude $102,000, $71,000, $204,000, and $135,000 of amortization of deferred stock compensation for the three months ended December 31, 2003 and 2002, and the six months ended December 31, 2003 and 2002, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities
Net income	$5,768	$3,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	565	696
Amortization of other acquired intangible assets	—	40
Amortization of deferred stock compensation	283	226
Fair value of options issued to consultants for services rendered	—	17
Changes in operating assets and liabilities:
Accounts receivable	(4,536)	(210)
Inventories	1,347	(236)
Prepaid expenses and other current assets	440	(437)
Other assets	—	44
Accounts payable	(1,038)	656
Accrued compensation	616	(222)
Accrued warranty	(65)	—
Income taxes payable	2,758	(184)
Other accrued liabilities	(363)	630
Other liabilities	70	38

Net cash provided by operating activities	5,845	4,103

Cash flows from investing activities
Purchases of short-term investments	(8,985)	(13,200)
Proceeds from sales and maturities of short-term investments	8,291	2,230
Purchase of property and equipment	(386)	(435)

Net cash used in investing activities	(1,080)	(11,405)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(165)	(276)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	1,532	902
Repayment of notes receivable from stockholders	20	120

Net cash provided by financing activities	1,387	746

Increase (decrease) in cash and cash equivalents	6,152	(6,556)
Cash and cash equivalents at beginning of period	41,697	45,491

Cash and cash equivalents at end of period	$47,849	$38,935

Supplemental disclosures of cash flow information
Cash paid for interest	$4	$16
Cash paid for taxes	850	1,972

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income — as reported	$3,501	$1,845	$5,768	$3,045
Add: Stock-based compensation included in reported net income, net of related tax	81	73	165	142
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of related tax	(901)	(551)	(1,852)	(1,134)

Net income — pro forma	$2,681	$1,367	$4,081	$2,053

Net income per share — Basic:
As reported	$0.15	$0.08	$0.24	$0.13
Pro forma	$0.11	$0.06	$0.17	$0.09
Net income per share — Diluted:
As reported	$0.13	$0.07	$0.22	$0.12
Pro forma	$0.10	$0.05	$0.15	$0.08

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions.

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Expected annual volatility	61.2%	86.1%	—	—
Expected life in years	5	5	—	—
Risk-free interest rate	3.3%	2.8%	—	—
Expected dividend yield	—	—	—	—
Weighted average fair value	$6.72	$2.94	—	—

	Stock Options		Employee Stock Purchase Plan

	Six Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Expected annual volatility	68.2%	93.5%	74.7%	69.8%
Expected life in years	5	5	.4	.4
Risk-free interest rate	3.3%	2.8%	1.3%	1.7%
Expected dividend yield	—	—	—	—
Weighted average fair value	$6.29	$3.76	$2.49	$2.98

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

3. Net Income Per Share

     Basic net income per share amounts have been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Numerator for basic and diluted net income per share:
Net income	$3,501	$1,845	$5,768	$3,045

Denominator for basic net income per share:
Weighted average common shares outstanding	24,113	23,387	24,064	23,309

Denominator for basic net income per share	24,113	23,387	24,064	23,309

Denominator for diluted net income per share:
Shares used above, basic	24,113	23,387	24,064	23,309
Effect of dilutive stock options	2,612	1,696	2,539	1,648

Denominator for diluted net income per share	26,725	25,083	26,603	24,957

Net income per share:
Basic	$0.15	$0.08	$0.24	$0.13

Diluted	$0.13	$0.07	$0.22	$0.12

     Options to purchase 19,000, 1,165,935, 32,838, and 1,300,084 shares of common stock that were outstanding during the three months ended December 31, 2003 and 2002, and the six months ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for these periods because the options’ exercise prices were greater than the average market price of our common stock during these periods, and therefore, their effect would have been antidilutive.

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

5. Restructuring

     In late June 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company. In conjunction with the acquisition of NSM, duplicate operational positions were identified at our San Jose and Taiwan locations. During the three months ended September 30, 2003, we recorded $432,000 related to the elimination of those positions as restructuring charges. There were no restructuring charges for the three months ended December 31, 2003 and 2002 and the six months ended December 31, 2002. The restructuring expenses consisted primarily of severance costs for the terminated employees who were notified in early July 2003.

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2003	2003

Raw materials	$4,983	$6,062
Finished goods	98	366

	$5,081	$6,428

     Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value are charged to cost of revenue.

7. Goodwill

     The carrying amount of goodwill was as follows (in thousands):

	December 31,	June 30,
	2003	2003

NSM acquisition	$1,125	$1,202
ASL acquisition	766	766

	$1,891	$1,968

8. Accrued Warranty

     We generally warrant our products for a period of 12 to 37 months from the date of sale and estimate probable product warranty costs at the time revenue is recognized. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, material usage, and service delivery costs. We assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.

     Changes in our warranty liability for the six-month periods ended December 31, 2003 and 2002 were as follows (in thousands):

	Six Months Ended
	December 31,

	2003	2002

Beginning accrued warranty	$1,002	$1,002
Warranties issued during the period	255	31
Settlements made during the period	(320)	(31)

Ending accrued warranty	$937	$1,002

9. Income Taxes

     The income tax provision for the six-month periods ended December 31, 2003 and 2002 reflects an effective income tax rate based on expected pre-tax income for the year partially offset by a research and development tax credit. The effective income tax rate was approximately 38.5% and 37.1% for the six-month periods ended December 31, 2003 and 2002, respectively.

10. Segment, Customers, and Geographic Information

     We operate in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generate our revenue primarily from companies in the personal computer (“PC”) market.

     The following is a summary of operations within geographic areas based on the customer location (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue from sales to unaffiliated customers:
China	$17,466	$7,620	$31,828	$10,786
Taiwan	11,396	12,051	21,749	26,934
Other	5,412	4,528	10,268	8,656

	$34,274	$24,199	$63,845	$46,376

Major customer data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Customer A	*	10%	*	*
Customer B	23%	*	20%	11%
Customer C	11%	*	11%	*

Major customer data as a percentage of total accounts receivable:

	December 31,	June 30,
	2003	2003

Customer B	27%	26%
Customer D	10%	*

*	Less than 10%

11. Comprehensive Income

     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the six months ended December 31, 2003 and 2002. Accordingly, comprehensive income closely approximates actual net income.

12. Recent Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements.

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

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.0 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, with the right to repurchase lapsing over the vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. As of December 31, 2003, there was $900,000 of deferred stock compensation remaining to be amortized in future periods.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory, warranty, income taxes, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve for bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivable based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

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

Results of Operations

Three months ended December 31, 2003 compared to three months ended December 31, 2002

     Net revenue was $34.3 million for the three months ended December 31, 2003 compared to $24.2 million for the three months ended December 31, 2002, an increase of 41.6%. The net increase in revenue was primarily attributable to increased unit shipments, which were up approximately 61% from the December 2002 quarter to December 2003 quarter. The impact of increased unit shipments was partially offset by a reduction in overall average selling price, resulting from a change in product mix and general competitive pricing. Our non-PC revenue grew to approximately 16% of total revenue for the three months ended December 31, 2003, up from approximately 3% of total revenue for the three months ended December 31, 2002, primarily driven by strong shipments in the portable music player market in the December 2003 quarter. Revenue from PC applications continued to experience a product mix shift toward single pointing solutions, reflecting the combination of consumer and small business weighted demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of the notebook market. Revenue from our dual pointing applications was approximately 25% of total revenue for the three months ended December 31, 2003 compared to 37% for the three months ended December 31, 2002.

     Gross margin as a percentage of revenue was 41.3% for the three months ended December 31, 2003 compared to 42.5% for the three months ended December 31, 2002. The reduction in gross margin as a percentage of revenue primarily reflected a shift in mix to lower margin products and a lower average selling price resulting from general competitive pricing, partially offset by lower manufacturing costs, which resulted from the combination of our ongoing design and process improvement programs and lower materials and assembly costs.

     Research and development expenses increased 6.6% to $5.1 million, or 15.0% of revenue, for the three months ended December 31, 2003 from $4.8 million, or 19.9% of revenue, for the three months ended December 31, 2002. The increase in research and development expenses reflected higher compensation costs related to increased staffing, our annual performance review process and incentive pay programs, and to a lesser extent, higher patent and project related expenses, partially offset by lower consulting costs and depreciation charges.

     Selling, general, and administrative expenses increased 24.8% to $3.3 million, or 9.6% of revenue, for the three months ended December 31, 2003 from $2.6 million, or 10.9% of revenue, for the three months ended December 31, 2002. The increase in spending resulted mainly from higher compensation costs associated with our annual review process and incentive pay programs, including higher commission expense on higher net revenue, additional expenses related to compliance with new SEC regulations and our generally higher operating levels.

     The three months ended December 31, 2003 included amortization expense for deferred stock compensation of $132,000 compared to $116,000 for the three months ended December 31, 2002. We expect to record amortization expense for deferred stock compensation of $266,000 in the remaining six months of fiscal 2004 and the balance of $635,000 in future years.

     We generated operating income of $5.6 million for the three months ended December 31, 2003 compared to $2.7 million for the three months ended December 31, 2002, an increase of 106.4%. The increase in operating income was due to the higher net revenue, resulting from the approximate 61% increase in unit shipments, partially offset by the decrease in gross margin percentage, primarily caused by a shift in mix to lower margin products and general competitive pricing pressure, and higher operating expenses resulting from increased compensation costs, development project expenses, patent related expenses, compliance with new SEC regulations, and our generally higher operating levels.

     Net interest income was $195,000 for the three months ended December 31, 2003 compared to $232,000 for the three months ended December 31, 2002, resulting from lower interest rates. The impact of lower interest rates was partially offset by the benefit of higher average cash balances.

     The provision for income taxes for the three months ended December 31, 2003 was $2.3 million compared to $1.1 million for the three months ended December 31, 2002, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the three months ended December 31, 2003 and 2002, and the addition of Hong Kong for the three months ended December 31, 2003. The effective tax rates for the three month ended December 31, 2003 and December 31, 2002 were 39.4% and 37.2%, respectively, and represent a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits.

Six months ended December 31, 2003 compared to six months ended December 31, 2002

     Net revenue was $63.8 million for the six months ended December 31, 2003 compared to $46.4 million for the six months ended December 31, 2002, an increase of 37.7%. The net increase in revenue was primarily attributable to a 67% increase in unit shipments, partially offset by a reduction in overall average selling price, resulting from a change in product mix and general competitive pricing. Our non-PC revenue grew to approximately 13% of total revenue for the six months ended December 31, 2003, up from approximately 4% of total revenue for the six months ended December 31, 2002, primarily reflecting growing demand for certain portable music player/recording devices that utilize our capacitive interface solutions. Our product mix shifted toward single pointing solutions, reflecting the combination of consumer and small business weighted demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of the notebook market. Revenue from our dual pointing applications was approximately 26% of our revenue for the six months ended December 31, 2003 compared to 41% for the six months ended December 31, 2002.

     Gross margin as a percentage of revenue was 41.2% for the six months ended December 31, 2003 compared to 43.2% for the six months ended December 31, 2002. The reduction in gross margin as a percentage of revenue primarily reflected a shift in mix to lower margin products and a lower average selling price resulting from general competitive pricing, partially offset by lower manufacturing costs, which resulted from the combination of our ongoing design and process improvement programs and lower materials and assembly costs.

     Research and development expenses increased slightly by 0.9% to $10.2 million, or 16.0% of revenue, for the six months ended December 31, 2003 from $10.1 million, or 21.9% of revenue, for the six months ended December 31, 2002. The increase in research and development expenses reflected higher compensation costs related to increased staffing, our annual performance review process and incentive pay programs, and to a lesser extent, higher patent related expenses, partially offset by lower consulting costs, depreciation charges, and project related expenses.

     Selling, general, and administrative expenses increased 21.5% to $6.4 million, or 10.0% of revenue, for the six months ended December 31, 2003 from $5.2 million, or 11.3% of revenue, for the six months ended December 31, 2002. The increase in spending resulted mainly from higher compensation costs associated with our annual review process and incentive pay programs, including higher commission expense on higher net revenue, additional expenses related to compliance with new SEC regulations, and our generally higher operating levels.

     The six months ended December 31, 2003 included amortization expense for deferred stock compensation of $269,000 compared to $226,000 for the six months ended December 31, 2002. We expect to record amortization expense for deferred stock compensation of $266,000 in the remaining six months of fiscal 2004 and the balance of $635,000 in future years.

     We generated operating income of $9.0 million for the six months ended December 31, 2003 compared to $4.4 million for the six months ended December 31, 2002, an increase of 105.6%. The increase in operating income was due to the higher net revenue, resulting from the approximate 67% increase in unit shipments, partially offset by the decrease in gross margin percentage, primarily caused by a shift in mix to lower margin products and general competitive pricing pressure, and higher operating expenses resulting from increased compensation costs, expenses related to compliance with new SEC regulations, patent related expenses, and our generally higher operating levels.

     Net interest income was $387,000 for the six months ended December 31, 2003 compared to $470,000 for the six months ended December 31, 2002, resulting from lower interest rates. The impact of lower interest rates was partially offset by the benefit of higher average cash balances.

     The provision for income taxes for the six months ended December 31, 2003 was $3.6 million compared to $1.8 million for the six months ended December 31, 2002, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the six months ended December 31, 2003 and 2002, and the addition of Hong Kong for the six months ended December 31, 2003. The effective tax rates for the six months ended December 31, 2003 and December 31, 2002 were 38.5% and 37.1%, respectively, and represent a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $84.1 million as of December 31, 2003 compared to $77.3 million as of June 30, 2003, an increase of $6.8 million. In addition to cash, cash equivalents, and short-term investments, we held $240,000 of restricted cash as of December 31, 2003 and June 30, 2003, which represents amounts held in escrow for purchase price contingencies relating to our June 2003 acquisition of NSM Technology.

     During the six months ended December 31, 2003, operating activities generated cash of $5.8 million compared to $4.1 million of cash used during the six months ended December 31, 2002. For the six months ended December 31, 2003, the net cash provided by operating activities was mainly attributable to net income of $5.8 million, adjusted for depreciation and amortization of deferred stock compensation totaling $848,000, partially offset by higher working capital of $771,000. For the six months ended December 31, 2002, net cash provided by operating activities was mainly attributable to net income of $3.0 million, adjusted for depreciation and amortization of acquired intangible assets and deferred stock compensation totaling $962,000, and slightly lower working capital.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2003 used net cash of $1.1 million compared to net cash used of $11.4 million during the six months ended December 31, 2002. During the six months ended December 31, 2003, net cash used in investing activities consisted of purchases of $9.0 million of short-term investments and $386,000 of capital equipment, partially offset by $8.3 million of proceeds from the sales and maturities of short-term investments. Cash used during the six months ended December 31, 2002 consisted of purchases of $13.2 million of short-term investments and $435,000 of capital equipment, partially offset by cash provided by the proceeds from sales and maturities of short-term investments of $2.2 million.

     Net cash provided by financing activities for the six months ended December 31, 2003 was $1.4 million compared to $746,000 during the six months ended December 31, 2002. For the six months ended December 31, 2003 and 2002, financing activities primarily related to proceeds from common stock issued under our employee stock purchase plan and stock option plans, partially offset by payments made on capital lease and equipment financing obligations.

     Our principal sources of liquidity as of December 31, 2003 consisted of $84.1 million in cash, cash equivalents, and short-term investments and a $10.0 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit expires on November 28, 2004, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of December 31, 2003. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest.

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

Contractual Obligations and Commercial Commitments.

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2003:

	Payments due by period (in thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Note payable and interest	$2,686	$—	$—	$2,686	$—
Building leases	2,168	555	1,355	258	—
Capital leases	94	94	—	—	—
Inventory purchase obligations	202	202	—	—	—

Total	$5,150	$851	$1,355	$2,944	$—

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

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk for our company has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2003 Annual Meeting of Stockholders was held on October 21, 2003.

     The following nominee was elected to our Board of Directors to serve for a three-year term expiring in 2006 as set forth in the Proxy Statement:

Nominee	Votes in Favor	Votes Against	Abstain

Keith B. Geeslin	21,120,229	713,865	0

     The following directors’ terms of office continued after the 2003 Annual Meeting of Stockholders: Federico Faggin, Francis F. Lee, Richard L. Sanquini, and W. Ronald Van Dell.

     Additionally, ratification of the appointment of KPMG LLP as our independent public accountants for the fiscal year ending June 26, 2004 was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes

21,620,046	207,388	6,660	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     Report on Form 8-K dated October 23, 2003 furnishing Item 12 Results of Operations and Financial Condition disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

(Registrant)

Date: February 5, 2004	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002