Form 10-Q
period 2003-03-27
SYNAPTICS INC
filed 2004-05-06
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Number of shares of Common Stock outstanding at May 4, 2004: 24,834,789

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$55,494	$41,697
Short-term investments	35,291	35,589
Restricted cash	240	240
Accounts receivable, net of allowances of $130 and $160, respectively	18,808	13,181
Inventories	5,477	6,428
Prepaid expenses and other current assets	2,779	2,637

Total current assets	118,089	99,772
Property and equipment, net	1,976	1,934
Goodwill	1,891	1,968
Other assets	937	834

	$122,893	$104,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,300	6,893
Accrued compensation	3,632	2,808
Accrued warranty	891	1,002
Income taxes payable	4,788	1,661
Other accrued liabilities	2,638	3,362
Capital leases and equipment financing obligations	55	231

Total current liabilities	20,304	15,957
Capital leases and equipment financing obligations, net of current portion	—	28
Note payable to a related party	1,500	1,500
Other liabilities	843	759
Stockholders’ equity:
Common stock; $0.001 par value; 60,000,000 shares authorized; 24,814,164 and 23,835,877 shares issued and outstanding, respectively	25	24
Additional paid-in capital	83,111	78,761
Deferred stock compensation	(760)	(1,184)
Notes receivable from stockholders	—	(20)
Accumulated other comprehensive income	14	100
Retained earnings	17,856	8,583

Total stockholders’ equity	100,246	86,264

	$122,893	$104,508

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenue	$34,284	$26,103	$98,129	$72,479
Cost of revenue (1)	19,726	15,385	57,286	41,745

Gross margin	14,558	10,718	40,843	30,734

Operating expenses:
Research and development (1)	5,613	4,942	15,839	15,077
Selling, general, and administrative (1)	3,452	2,715	9,819	7,957
Amortization of other acquired intangible assets	—	—	—	40
Amortization of deferred stock compensation	128	137	397	363
Restructuring	—	—	432	—

Total operating expenses	9,193	7,794	26,487	23,437

Income from operations	5,365	2,924	14,356	7,297
Interest and other income, net	246	259	701	815
Interest expense	(33)	(35)	(101)	(121)

Income before provision for income taxes	5,578	3,148	14,956	7,991
Provision for income taxes	2,073	1,079	5,683	2,877

Net income	$3,505	$2,069	$9,273	$5,114

Net income per share:
Basic	$0.14	$0.09	$0.38	$0.22

Diluted	$0.13	$0.08	$0.34	$0.21

Shares used in computing net income per share:
Basic	24,671,358	23,537,666	24,266,653	23,407,637

Diluted	27,451,066	25,125,131	26,921,070	24,869,050

(1)	Cost of revenue excludes $5,000, $7,000, $15,000, and $21,000 of amortization of deferred stock compensation for the three months ended March 31, 2004 and 2003, and the nine months ended March 31, 2004 and 2003, respectively. Research and development expense excludes $21,000, $38,000, $76,000, and $115,000 of amortization of deferred stock compensation for the three months ended March 31, 2004 and 2003, and the nine months ended March 31, 2004 and 2003, respectively. Selling, general, and administrative expenses exclude $102,000, $92,000, $306,000, and $227,000 of amortization of deferred stock compensation for the three months ended March 31, 2004 and 2003, and the nine months ended March 31, 2004 and 2003, respectively. These amounts have been aggregated and reflected as “Amortization of deferred stock compensation.”

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income	$9,273	$5,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	786	1,071
Amortization of other acquired intangible assets	—	40
Amortization of deferred stock compensation	397	363
Fair value of options issued to consultants for services rendered	—	17
Changes in operating assets and liabilities:
Accounts receivable	(5,627)	(910)
Inventories	951	85
Prepaid expenses and other current assets	(142)	(781)
Other assets	(103)	10
Accounts payable	1,407	939
Accrued compensation	824	222
Accrued warranty	(111)	—
Income taxes payable	3,127	404
Other accrued liabilities	(648)	529
Other liabilities	84	57

Net cash provided by operating activities	10,218	7,160

Cash flows from investing activities
Purchases of short-term investments	(17,336)	(18,144)
Proceeds from sales and maturities of short-term investments	17,548	3,569
Purchase of property and equipment	(828)	(898)

Net cash used in investing activities	(616)	(15,473)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(204)	(363)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	4,379	1,648
Repayment of notes receivable from stockholders	20	121

Net cash provided by financing activities	4,195	1,406

Net increase (decrease) in cash and cash equivalents	13,797	(6,907)
Cash and cash equivalents at beginning of period	41,697	45,491

Cash and cash equivalents at end of period	$55,494	$38,584

Supplemental disclosures of cash flow information
Cash paid for interest	$5	$22
Cash paid for income taxes	2,550	2,442

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, inventory, product warranties, and income taxes. These estimates are based on historical facts and various other assumptions we believe to be reasonable at the time the estimates are made.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income — as reported	$3,505	$2,069	$9,273	$5,114
Add: Total stock-based employee compensation included in reported net income, net of related tax	79	137	244	363
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax	(1,156)	(778)	(3,017)	(2,018)

Net income — pro forma	$2,428	$1,428	$6,500	$3,459

Net income per share — Basic:
As reported	$0.14	$0.09	$0.38	$0.22

Pro forma	$0.10	$0.06	$0.27	$0.15

Net income per share — Diluted:
As reported	$0.13	$0.08	$0.34	$0.21

Pro forma	$0.09	$0.06	$0.24	$0.14

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

			Employee Stock
	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Expected volatility	79.1%	84.5%	68.2%	84.5%
Expected life in years	5	5	0.4	0.4
Risk-free interest rate	2.8%	2.8%	1.0%	1.1%
Weighted average fair value	$10.38	$4.90	$2.65	$2.73

			Employee Stock
	Stock Options		Purchase Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Expected volatility	71.6%	84.5%	65.0%	84.5%
Expected life in years	5	5	0.4	0.4
Risk-free interest rate	2.8%	2.8%	1.0%	1.1%
Weighted average fair value	$8.00	$4.21	$2.57	$2.86

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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator for basic and diluted net income per share:
Net income	$3,505	$2,069	$9,273	$5,114

Denominator for basic net income per share:
Weighted average common shares outsanding	24,671	23,537	24,267	23,407

Denominator for basic net income per share	24,671	23,537	24,267	23,407

Denominator for diluted net income per share:
Shares used above, basic	24,671	23,537	24,267	23,407
Effect of dilutive stock options	2,780	1,588	2,654	1,462

Denominator for diluted net income per share	27,451	25,125	26,921	24,869

Net income per share:
Basic	$0.14	$0.09	$0.38	$0.22

Diluted	$0.13	$0.08	$0.34	$0.21

     Options to purchase 19,000, 1,415,923, 125,720, and 1,286,224 shares of common stock that were outstanding during the three months ended March 31, 2004 and 2003, and the nine months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share for these periods because the options’ exercise prices were greater than the average market price of our common stock during these periods, and therefore, their effect would have been antidilutive.

4. Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.

5. Restructuring

     In late June 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company. In conjunction with the acquisition of NSM, duplicate operational positions were identified at our San Jose and Taiwan locations. During the three months ended September 30, 2003, we recorded $432,000 related to the elimination of those positions as restructuring charges. There were no restructuring charges for the three months ended March 31, 2004 and 2003 and the nine months ended March 31, 2003. The restructuring expenses consisted primarily of severance costs for the terminated employees who were notified in early July 2003.

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2004	2003
Raw materials	$5,205	$6,062
Finished goods	272	366

	$5,477	$6,428

     Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to its net realizable value are charged to cost of revenue.

7. Goodwill

     The carrying amount of goodwill was as follows (in thousands):

	March 31,	June 30,
	2004	2003
NSM acquisition	$1,125	$1,202
ASL acquisition	766	766

	$1,891	$1,968

8. Product Warranties and Indemnifications

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

     Changes in our warranty liability for the nine-month periods ended March 31, 2004 and 2003 were as follows (in thousands):

	Nine Months Ended
	March 31,
	2004	2003
Beginning accrued warranty	$1,002	$1,002
Provision for product warranties	384	37
Cost of warranty claims	(495)	(37)

Ending accrued warranty	$891	$1,002

     In connection with certain third-party agreements we have executed in the past, we are obligated to indemnify the third party in connection with any technology infringement by us. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification.

9. Income Taxes

     The income tax provision for the nine-month periods ended March 31, 2004 and 2003 reflects an effective income tax rate based on expected pre-tax income for the year partially offset by a research and development tax credit. The effective tax rates for the nine months ended March 31, 2004 and 2003 were approximately 38.0% and 36.0%, respectively, and represent a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits and tax exempt interest income.

10. Segment, Customers, and Geographic Information

     We operate in one segment, the development, marketing, and sale of interactive user interface solutions for intelligent electronic devices and products, and currently generate our revenue primarily from companies in the personal computer (“PC”) market.

     The following is a summary of operations within geographic areas based on the customer location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue from sales to unaffiliated customers:
China	$20,629	$11,588	$52,457	$41,947
Taiwan	8,085	8,296	29,834	16,112
Other	5,570	6,219	15,838	14,420

	$34,284	$26,103	$98,129	$72,479

     Major customer data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Customer A	31%	12%	24%	11%
Customer B	*	*	10%	*

     Major customer data as a percentage of total accounts receivable:

	March 31,	June 30,
	2004	2003
Customer A	35%	26%

*	Less than 10%

11. Comprehensive Income

     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the nine months ended March 31, 2004 and 2003. Accordingly, comprehensive income closely approximates actual net income.

12. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003 by FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non controlling interest of the VIE. The adoption of FIN 46R did not and will not have a material impact on our financial position, results of operations, or cash flows, as we do not have any VIEs.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations, or cash flows.

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

     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we primarily use one third-party manufacturer to provide our proprietary capacitive-based application specific integrated circuits, or ASICs, and in certain cases we also rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.

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

     Our research and development expenses include costs related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to develop new technologies for new markets.

     Selling, general, and administrative expenses include costs related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. Increased sales staffing and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets have generally caused selling, general, and administrative expenses to increase.

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.0 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, with the right to repurchase lapsing over the vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. As of March 31, 2004, there was $760,000 of deferred stock compensation remaining to be amortized in future periods.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory, product warranty, income taxes, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve for bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required.

Inventory

     We state our inventories at the lower of cost or market. Our assessment of the ultimate realization of inventories is based on our projections of future demand and market conditions. Any sudden decline in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to an economic downturn, rapid product improvements and technological changes, and termination by our OEM customers of any product offerings incorporating our product solutions.

Product Warranties

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

Income Taxes

     We recognize federal, state, and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state, and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryfowards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. If our assumptions and consequently our estimates change in the future, the valuation allowance we have established for our deferred tax assets may be changed, which could impact income tax expense. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

	Three Months Ended
	March 31,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	57.5%	58.9%

Gross margin	42.5%	41.1%

Operating expenses:
Research and development	16.4%	18.9%
Selling, general, and administrative	10.1%	10.4%
Amortization of deferred stock compensation	0.4%	0.6%

Total operating expenses	26.9%	29.9%

Income from operations	15.6%	11.2%
Interest and other income, net	0.7%	1.0%
Interest expense	-0.1%	-0.1%

Income before provision for income taxes	16.3%	12.1%

Provision for income taxes	6.0%	4.1%

Net income	10.2%	8.0%

     Net revenue was $34.3 million for the three months ended March 31, 2004 compared to $26.1 million for the three months ended March 31, 2003, an increase of 31%. The net increase in revenue was primarily attributable to a 46% increase in unit shipments from the March 2003 quarter to the March 2004 quarter. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing. Revenue from our dual pointing applications was approximately 30% of total revenue for the three months ended March 31, 2004 compared to 42% for the three months ended March 31, 2003. Our non-PC revenue grew to approximately 19% of total revenue for the three months ended March 31, 2004 from less than

3% of total revenue for the three months ended March 31, 2003, primarily driven by increased demand for portable digital entertainment devices that utilize our capacitive interface solutions.

     Gross margin as a percentage of revenue was 42.5% for the three months ended March 31, 2004 compared to 41.1% for the three months ended March 31, 2003. The improvement in gross margin as a percentage of revenue primarily reflected a generally richer product mix of higher margin products, and our ongoing design and process improvement programs, partially offset by a lower average selling price resulting from general competitive pricing.

     Research and development expenses increased 13.6% to $5.6 million, or 16.4% of revenue, for the three months ended March 31, 2004 from $4.9 million, or 18.9% of revenue, for the three months ended March 31, 2003. The increase in research and development expenses reflected higher employee compensation costs from increased staffing, the impact of our annual performance review process and incentive pay programs, and to a lesser extent, higher project related expenses and patent costs, partially offset by lower outside consulting costs and depreciation charges.

     Selling, general, and administrative expenses increased 27.1% to $3.5 million, or 10.1% of revenue, for the three months ended March 31, 2004 from $2.7 million, or 10.4% of revenue, for the three months ended March 31, 2003. The increase in spending resulted mainly from higher compensation costs associated with our annual review process and incentive pay programs, increased staffing, project costs related to corporate compliance and planning activities, and our generally higher operating levels.

     The three months ended March 31, 2004 included amortization expense for deferred stock compensation of $128,000 compared to $137,000 for the three months ended March 31, 2003. We expect to record amortization expense for deferred stock compensation of approximately $120,000 in the remaining three months of fiscal 2004 and the balance of approximately $640,000 in future years.

     Net interest income was $213,000 for the three months ended March 31, 2004 compared to $224,000 for the three months ended March 31, 2003, resulting from generally lower interest rates. The impact of lower interest rates was partially offset by the benefit of higher average cash balances.

     The provision for income taxes for the three months ended March 31, 2004 was $2.1 million compared to $1.1 million for the three months ended March 31, 2003, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the three months ended March 31, 2004 and 2003, and the addition of Hong Kong for the three months ended March 31, 2004. The effective tax rates for the three month ended March 31, 2004 and March 31, 2003 were 37.2% and 34.3%, respectively, and represent a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits and tax exempt interest income.

Nine months ended March 31, 2004 compared to nine months ended March 31, 2003

	Nine Months Ended
	March 31,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	58.4%	57.6%

Gross margin	41.6%	42.4%
Operating expenses:
Research and development	16.1%	20.8%
Selling, general, and administrative	10.0%	11.0%
Amortization of other acquired intangible assets	0.0%	0.0%
Amortization of deferred stock compensation	0.4%	0.5%
Restructuring	0.5%	0.0%

Total operating expenses	27.0%	32.3%

Income from operations	14.6%	10.1%
Interest and other income, net	0.7%	1.1%
Interest expense	-0.1%	-0.2%

Income before provision for income taxes	15.2%	11.0%

Provision for income taxes	5.8%	3.9%

Net income	9.4%	7.1%

     Net revenue was $98.1 million for the nine months ended March 31, 2004 compared to $72.5 million for the nine months ended March 31, 2003, an increase of 35.4%. The net increase in revenue was primarily attributable to a 59% increase in unit shipments, partially offset by a reduction in overall average selling price, resulting from a change in product mix and general competitive pricing. Revenue from our dual pointing applications was approximately 27% of our revenue for the nine months ended March 31, 2004 compared to 42% for the nine months ended March 31, 2003. The decrease in revenue from dual pointing applications reflected a shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of the notebook market. Our non-PC revenue grew to approximately 15% of total revenue for the nine months ended March 31, 2004 from approximately 4% of total revenue for the nine months ended March 31, 2003, primarily driven by increased demand for portable digital entertainment devices that utilize our capacitive interface solutions.

     Gross margin as a percentage of revenue was 41.6% for the nine months ended March 31, 2004 compared to 42.4% for the nine months ended March 31, 2003. The reduction in gross margin as a percentage of revenue primarily reflected a shift in mix to lower margin products and a lower average selling price resulting from general competitive pricing, partially offset by lower manufacturing costs, driven by the combination of our ongoing design and process improvement programs and lower materials and assembly costs.

     Research and development expenses increased by 5.1% to $15.8 million, or 16.1% of revenue, for the nine months ended March 31, 2004 from $15.1 million, or 20.8% of revenue, for the nine months ended March 31, 2003. The increase in research and development expenses reflects higher employee compensation costs from increased staffing, our annual performance review process and incentive pay programs, project related expenses, and to a lesser extent, higher patent related expenses, partially offset by lower consulting costs and depreciation charges.

     Selling, general, and administrative expenses increased 23.4% to $9.8 million, or 10.0% of revenue, for the nine months ended March 31, 2004 from $8.0 million, or 11.0% of revenue, for the nine months ended March 31, 2003. The increase in spending resulted mainly from higher compensation costs associated with our annual review process and incentive pay programs, including higher commission expense on higher net revenue, additional expenses related to compliance with new SEC regulations, and our generally higher operating levels.

     The nine months ended March 31, 2004 included amortization expense for deferred stock compensation of $397,000 compared to $363,000 for the nine months ended March 31, 2003. We expect to record amortization expense for deferred stock compensation of approximately $120,000 in the remaining three months of fiscal 2004 and the balance of approximately $640,000 in future years.

     Net interest income was $600,000 for the nine months ended March 31, 2004 compared to $694,000 for the nine months ended March 31, 2003, resulting from generally lower interest rates. The impact of lower interest rates was partially offset by the benefit of higher average cash balances.

     The provision for income taxes for the nine months ended March 31, 2004 was $5.7 million compared to $2.9 million for the nine months ended March 31, 2003, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the nine months ended March 31, 2004 and 2003, and the addition of Hong Kong for the nine months ended March 31, 2004. The effective tax rates for the nine months ended March 31, 2004 and March 31, 2003 were 38.0% and 36.0%, respectively, and represent a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits and tax exempt interest income.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $90.8 million as of March 31, 2004 compared to $77.3 million as of June 30, 2003, an increase of $13.5 million. In addition to cash, cash equivalents, and short-term investments, we held $240,000 of restricted cash as of March 31, 2004 and June 30, 2003, which represents amounts held in escrow for purchase price contingencies relating to our June 2003 acquisition of NSM Technology.

     During the nine months ended March 31, 2004, operating activities generated cash of approximately $10.2 million compared to $7.2 million of cash generated during the nine months ended March 31, 2003. For the nine months ended March 31, 2004, the net cash provided by operating activities was mainly attributable to net income of $9.3 million, plus depreciation and amortization of deferred stock compensation totaling $1.2 million, partially offset by higher working capital of $238,000. For the nine months ended March 31, 2003, net cash provided by operating activities was mainly attributable to net income of $5.1 million, plus depreciation and amortization of acquired intangible assets and deferred stock compensation totaling $1.5 million, and a decrease in working capital of $555,000.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine months ended March 31, 2004 used net cash of $616,000 compared to net cash used of $15.5 million during the nine months ended March 31, 2003. During the nine months ended March 31, 2004, net cash used in investing activities consisted of purchases of $17.3 million of short-term investments and $828,000 of capital equipment, offset by $17.5 million of proceeds from the sales and maturities of short-term investments. Cash used during the nine months ended March 31, 2003 consisted of purchases of $18.1 million of short-term investments and $898,000 of capital equipment, partially offset by cash provided by the proceeds from sales and maturities of short-term investments of $3.6 million.

     Net cash provided by financing activities for the nine months ended March 31, 2004 was $4.2 million compared to $1.4 million during the nine months ended March 31, 2003. For the nine months ended March 31, 2004 and 2003, financing activities primarily related to proceeds from common stock issued under our employee stock purchase plan and stock option plans, partially offset by payments made on capital lease and equipment financing obligations.

     Our principal sources of liquidity as of March 31, 2004 consisted of $90.8 million in cash, cash equivalents, and short-term investments and a $10.0 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit expires on November 28, 2004, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of March 31, 2004. The long-term note payable of $1.5 million to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would be able to receive amounts in excess of our $1.5 million long-term note payable plus accrued interest.

     We believe our existing cash balances will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. We cannot assure you that additional equity or debt financing will be available to us on acceptable terms or at all.

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2004 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Note payable and interest	$2,686	$—	$—	$2,686	$—
Building leases	1,915	1,020	895	—	—
Capital leases	55	55	—	—	—
Inventory purchase obligations	202	202	—	—	—

Total	$4,858	$1,277	$895	$2,686	$—

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003 by FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non controlling interest of the VIE. The adoption of FIN 46R did not and will not have a material impact on our financial position, results of operations, or cash flows, as we do not have any VIEs.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations, or cash flows.

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

(b)     Reports on Form 8-K:

     Report on Form 8-K dated January 22, 2004 furnishing Item 12 Results of Operations and Financial Condition disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED (Registrant)

Date: May 6, 2004	By: Name: Title:	/s/ Francis F. Lee Francis F. Lee President and Chief Executive Officer

	By: Name: Title:	/s/ Russell J. Knittel Russell J. Knittel Senior Vice President and Chief Financial Officer