Form 10-K
period 2004-06-30
SYNAPTICS INC
filed 2004-09-08
CIK 817720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (20,892,686 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on December 31, 2003, was $312,972,436. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 1, 2004, there were outstanding 25,113,208 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2004

Statement Regarding Forward-Looking Statements

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors.”

 -i-

PART I

ITEM 1. BUSINESS

Overview

     We are the leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. In our fiscal year ended June 30, 2004, we estimate that more than half of all notebook computers and hard-disk drive, or HDD, portable digital music players shipped contained our products. Our original equipment manufacturer, or OEM, customers include the world’s ten largest PC OEMs and the largest HDD portable digital music player OEM. We generally supply our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. These contract manufacturers include Asusalpha, Compal, Elitegroup Computers, Foxconn, Inventec, LG, and Shanghai Yi Hsin.

     The latest industry projections for notebook shipments for the period 2004-2008 show a compound annual growth rate of 16.7% compared with 4.9% for desktop computers, reflecting the continuing trend toward mobile computing and remote access. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added interface solutions for each of the key end-user preferences. We estimate that in fiscal 2004 approximately 68% of all notebook computers sold used solely a touch pad interface; 8% used solely a pointing stick interface; and 24% used a dual pointing interface, which consists of both a touch pad and a pointing stick. Our notebook product lines of touch pads and pointing sticks allow us to address 100% of the total notebook market.

     Industry projections for the portable digital music player market for the period 2004-2008 suggest a compound annual growth rate of 15.6% for the overall market and a compound annual growth rate exceeding 40% for the HDD segment of the market, reflecting the trend toward digital music player products containing greater data storage capacities. These products require a simple, reliable, and intuitive user interface solution to navigate efficiently through menus and scroll through extensive play lists and songs contained on the HDD. We believe we are uniquely positioned to take advantage of this rapidly growing market based on our technology, engineering know-how, and the broad acceptance of our custom-designed user interface solutions currently found in the top selling HDD digital music players.

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

     We believe our extensive intellectual property portfolio, our experience in providing interface solutions to major OEMs, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple applications in many markets. Based on these strengths, we are addressing the opportunities created by the growth of a new class of mobile computing and communications devices, which we call information appliances, or “iAppliances,” as well as a variety of other electronic devices. iAppliances include personal digital assistants, or PDAs, smart phones, and portable digital music players as well as a variety of mobile, handheld, wireless, and Internet devices. Other electronic devices include touchpads for set-top box remote controls for Internet access and home entertainment utilizing the user’s television screen as the monitor as well as touch screens for use in ATMs, kiosks, web phones, and interactive gaming machines. We believe our existing technologies, our new product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to penetrate the markets for iAppliances and other electronic devices.

     We continually strive to introduce new user interface and technology solutions, including solutions for iAppliance and other electronic devices. New solutions include SpeakerPad™, LuxPad™, Fingerprint TouchPad, NavPoint™, LightTouch™, TouchRing™, ScrollStrip™, cPad™, and Spiral™ as well as touch pads with embedded character recognition software, and touch sensing modules for large touch screens. Our SpeakerPad integrates our TouchPad and an audio speaker that saves space and fosters thinner, more compact notebooks; offers simplified and improved design and manufacturing process; and provides quality sound. Our LuxPad is an innovative illuminated TouchPad designed to be appealing to customers and to serve as a product differentiator for our customers. Our ScrollStrip provides a simple and intuitive way for users to scroll through menus, web pages, and documents. The NavPoint offers users improved functionality and versatility in accessing and managing content in handheld devices. LightTouch is a simple, easy to use, stylish interface solution that replaces mechanical buttons with an illuminated sensor. Our TouchRing is an integrated solid-state circular scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate efficiently through menus and scroll through extensive play lists and songs found on HDD portable digital music players. Our Fingerprint TouchPad combines our TouchPad with an advanced biometric sensor and software to provide a complete biometric security solution for notebook OEMs. The fingerprint recognition features of the Fingerprint TouchPad replace the need for a user name and password combination with the user’s fingerprint. The Fingerprint TouchPad has the dual advantage of providing security by restricting login access to anyone other than the rightful user and providing user convenience by making it easier and faster to log in since a user name and password are not needed. Our ClearPad™ solution is a clear, thin sensor that can be placed over any surface, including display devices, such as liquid crystal displays, or LCDs. The ClearPad is a lightweight, low power consumption solution, and its flexible design allows it to be mounted on curved surfaces, such as the lens of a cellular phone. Our Spiral is a thin, lightweight, low power consumption, inductive pen-sensing system. The Spiral sensor lies behind an LCD screen, effectively permitting 100% light transmissivity and reduced backlighting requirements. Spiral uses a patented inductive coupling technology that offers the unique feature of proximity sensing to measure the position of the pen relative to the pen-based device. Our TouchPad with embedded Chinese character recognition software, allows users to interface application specific content, such as electronic payment processing, map locators, and short messaging services.

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

Our Strategy

     Our objective is to continue to enhance our position as the world’s leading supplier of interface solutions for the notebook computer market and portable digital music players and to become a leading supplier of interface solutions for iAppliances and other electronic devices. Key aspects of our strategy to achieve this objective include the following:

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

Enhance Our Leadership Position in the Notebook Computer and Portable Digital Music Player Markets

     We intend to continue to introduce market-leading interface solutions in terms of performance, functionality, size, and ease of use. Our touch stick solutions, including our proprietary TouchStyk, enable us to address both the pointing stick and the dual pointing segments of the notebook interface market. Our pen-sensing applications, multi-finger gestures, and scroll strip products are designed to provide additional functionality that results in competitive advantages. Our HyperThinTM TouchPad solution allows our customers to design and produce even thinner notebook computers.

Capitalize on Growth of New Markets

     We intend to capitalize on the growth of new markets, including the iAppliance markets, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers as a means to increase the functionality, reduce the size, lower the cost, and enhance the user experience of our customers’ products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve and demand new solutions.

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

     Through our technologies, we seek to provide our customers with customized solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. Our TouchPad, SpeakerPad, LuxPad, and Fingerprint TouchPad address the notebook computer market; our TouchStyk addresses the pointing stick and dual pointing portions of the notebook computer market and the iAppliance markets; our TouchRing, NavPoint, Spiral, LightTouch, and ScrollStrip address the iAppliance markets; and our ClearPad addresses the notebook computer and iAppliance markets. We believe our interface solutions offer the following characteristics:

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

TouchPad

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

     Our TouchPads are available in a variety of sizes, electrical interfaces, and thicknesses, including our HyperThin, which is the world’s thinnest touch pad and is designed for ultra-portable mobile devices that are small and have restricted space requirements. Our TouchPads are designed to meet the electrical and mechanical specifications of our customers. Customized firmware and driver software ensure the availability of specialized features. As a result of their solid state characteristics, our TouchPads have no moving parts that wear out, resulting in a robust and reliable input solution that also allows for unique industrial designs.

TouchStyk

     We offer both capacitive and resistive pointing stick solutions. We offer a third-party resistive stick. We also offer TouchStyk, our proprietary pointing stick interface solution. TouchStyk is a self-contained, easily integrated module that uses similar capacitive technology as our TouchPad. TouchStyk is enabled with press-to-select and tap-to-click capabilities and can be easily integrated into multiple computing and communications devices. We have reduced the number of components needed to control the pointing device, allowing the electronics for the TouchStyk to be mounted directly on the printed circuit board, or PCB, of the unit. In addition, this design greatly reduces susceptibility to electromagnetic interference, thereby providing greater pointing accuracy and preventing the pointer from drifting when not in use.

     We are currently shipping our TouchStyk in notebooks that utilize dual pointing interface solutions. Our modular approach allows OEMs to include our TouchPad, our TouchStyk, or a combination of both interfaces in their notebook computers.

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

QuickStroke

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

TouchPad Under Plastic

     Our TouchPad under plastic, which operates in a manner similar to our other TouchPads, provides our customers with unique design opportunities. Placing the TouchPad sensor underneath the plastic palm rest allows for a streamlined stylized design. Our TouchPad under plastic is now available in a number of notebooks offered by multiple OEMs.

SpeakerPad

     SpeakerPad is the first integration of a notebook touch pad and an audio speaker. By integrating audio technology into our TouchPad module, the SpeakerPad eliminates the need for multiple speaker components, offering a simplified and improved design and manufacturing process, cleaner industrial design, and quality sound. The use of a single module that combines the TouchPad and the speaker saves significant space, which is important for thinner, more compact notebooks. In addition, the single module is easier to design into a notebook, facilitates easier integration, and enables manufactures to work with one company for both user-interface and audio solutions.

LuxPad

     LuxPad is an innovative illuminated TouchPad. The LuxPad is designed to be appealing to consumers and to serve as a product differentiator to our customers. The LuxPad can either light up the entire touchpad or light up a logo in the center of the TouchPad, depending on the preference of the notebook designer.

Fingerprint TouchPad

     Our Fingerprint TouchPad module combines our TouchPad with an advanced biometric sensor and software to provide a fully integrated biometric security and interface solution. The fingerprint recognition features of our integrated module replace the need for a user name and password combination with the user’s fingerprint. The integrated Fingerprint TouchPad module has the dual advantage of providing security by restricting login access to anyone other than the rightful user and providing user convenience by making it easier and faster to log in since a user name and password are not needed. The first application of our Fingerprint TouchPad module is in Samsung’s Sens X10 notebook.

TouchRing

     Our TouchRing is an integrated solid-state interface circular scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate through menus and scroll through lists. The first application of our TouchRing is in a leading MP3 player in which the scroll wheel enables the user to efficiently navigate through menus and scroll through extensive play lists and songs.

ScrollStrip

     ScrollStrip is a one-directional TouchPad that provides a simple and intuitive way for users to scroll through menus, web pages, and documents. ScrollStrip can be used in a wide variety of applications that require a thin, robust, accurate, and easy-to-use input and navigation device, including notebooks, PC peripherals, such as keyboards and mice, and iAppliances. ScrollStrip is available in custom sizes, thicknesses, colors, and electronic interfaces to meet the needs of our OEM customers. Future applications may include cellular phones and other communications and computing devices.

LightTouch

     LightTouch is a simple, easy to use, stylish interface solution that replaces mechanical buttons with an illuminated sensor programmed to perform functions, such as pause and play. LightTouch is designed for integration under the plastic face of a device, allowing for a sealed, thin design that is both stylish and durable.

cPad

     cPad, our innovative and customizable touch screen solution, consists of a clear thin sensor that can be placed over any viewable surface, including display devices such as LCDs. cPad is controlled by a small electronics module, which can be located remotely from the sensor. Similar to our traditional TouchPad, our cPad has various distinct advantages, including light weight; low profile form factor; high reliability, durability, and accuracy; and low power consumption. In addition, cPad enables visual information display in conjunction with touch commands.

     We have used our ClearPad technology to develop our cPad, a product solution that replaces the touch pad in notebook computers. Our cPad solution consists of a ClearPad mounted over an LCD display. This solution provides all of the features of a standard touch pad while providing information content and additional features, including an application launcher, calendar, and calculator. We have developed this solution with a USB interface for significant and rapid data transfer and easy integration into notebook computer designs.

Spiral

     Spiral is a thin, lightweight, low power, inductive pen-sensing solution. The Spiral sensor lies behind an LCD screen, effectively permitting 100% light transmissivity and reduced backlighting requirements. Spiral uses a patented inductive coupling technology that offers the unique feature of proximity sensing, which measures the precise position of the tip of the pen relative to a pen-based device.

TouchScreen

     Our TouchScreen provides a user interface solution for use with ATMs, ticket machines, medical displays, industrial displays, pay-at-the-pump gas machines, and interactive kiosks. The first application of our TouchScreen is in an ATM.

NavPoint

     The NavPoint solution offers users improved functionality and versatility in accessing and managing content in handheld devices through unique navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation. The first application with the NavPoint interface solution is the HP iPAQ hx4700 Pocket PC.

Technologies

     We have developed and own an extensive array of technologies encompassing ASICs, firmware, software, and pattern recognition and touch sensing technologies. With 72 U.S. patents issued and 31 U.S. patents pending, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create significant barriers for competitors and allow us to provide interface solutions in a variety of high-growth market segments.

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

     Transparent Capacitive Position Sensing Technology. This technology allows us to build transparent sensors for use with our capacitive position sensing technology, such as in our cPad. It has all the advantages of our capacitive position sensing technology and allows for visual feedback when incorporated with a display device, such as an LCD. Our technology does not require calibration, does not produce undesirable internal reflections, and has reduced power requirements, allowing for longer battery life.

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

     As of June 30, 2004, we employed 122 people in our technology, engineering, and product design functions in the United States, the United Kingdom, Taiwan, and Hong Kong. Our research and development expenses were approximately $16.6 million in fiscal 2002, $19.8 million in fiscal 2003, and $21.4 in fiscal 2004.

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

     As of June 30, 2004, we held 72 U.S. patents and had 31 U.S. pending patent applications. These patents and patent applications cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.

     Patent applications that we have filed or may file in the future may not result in a patent being issued. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. There can be no assurance that we will obtain registrations of trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands. In addition, our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, financial condition, and results of operations.

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

     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of others. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.

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

     Our OEM customers include the following:

•	Acer	•	Gericom

•	Apple	•	Hewlett-Packard

•	Asustek	•	IBM

•	Dell	•	NEC

•	ECS	•	Samsung

•	Fujitsu/Siemens	•	Sharp

•	Gateway	•	Toshiba

     We supply our OEM customers through their contract manufacturers. We sell our products directly to these contract manufacturers, which include Asusalpha Compal, Elitegroup Computers, Foxconn, Inventec, LG, and Shanghai Yi Hsin. Sales to Inventec and Compal accounted for approximately 25% and 10%, respectively, of our revenue in fiscal 2004 and sales to Inventec accounted for approximately 14% of our revenue in fiscal 2003. No other customer accounted for more than 10% of our revenue during either fiscal 2004 or fiscal 2003.

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

     We currently employ 36 sales and marketing professionals. We maintain seven customer support offices domestically and internationally, which are in the United States, the United Kingdom, Taiwan, Japan, China, and Hong Kong. In addition, we utilize sales representatives in Singapore, Malaysia, Korea, United States, and Europe and sales distributors in Japan.

     International sales, primarily in the Asian and European markets, constituted approximately 97%, 96%, and 96% of our revenue in fiscal 2002, 2003, and 2004 respectively. A significant portion of these sales were made to companies located in China and Taiwan that provide manufacturing services for major notebook computer OEMs. All of these sales were denominated in U.S. dollars.

Manufacturing

     We employ a virtual manufacturing platform through third-party relationships. We currently utilize two semiconductor manufacturers to supply us with our requirements for our proprietary ASICs utilized in our notebook interface solutions.

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

     Our third-party manufacturers are Asian-based organizations. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. The strategy of relying on those parties exposes us to vulnerability owing to our dependence on few sources of supply. We believe, however, that other sources of supply are available. In addition, we may establish relationships with other manufacturing subcontractors in order to reduce our dependence on any one source of supply.

     Periodically when a customer’s delivery schedule is delayed or a customer’s order is cancelled, we purchase inventory from our contract manufacturers. In those circumstances in which we purchase inventory from our contract manufacturers and our customer has cancelled its order, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value.

Backlog

     As of June 30, 2004, we had a backlog of orders of approximately $13.1 million. The backlog of orders as of June 30, 2003 was approximately $12.9 million. Our backlog consists of product orders for which purchase orders have been received and which are generally scheduled for shipment within three months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

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

     In the notebook interface markets, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, now enable us to address the approximate 8% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the user interface as well as to provide proprietary dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position since we can provide OEMs with the following advantages:

•	single source supplier to eliminate compatibility issues;

•	cost-effective and simplified OEM integration;

•	simplified product line to address both markets;

•	end user flexibility since one notebook can address both user preferences; and

•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.

     In the interface markets for iAppliances and other electronic devices, we intend to compete primarily based on the advantages of our capacitive, inductive, and neural pattern recognition technologies. We believe our technologies offer significant benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to other technologies. While these markets are emerging, and we do not know what the competitive factors will ultimately be, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation in the notebook market. However, some of our competitors in the iAppliance and electronic device markets have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to introduce new product solutions and respond to customer requirements more quickly than we can. In addition, new competitors, alliances among competitors, or alliances among competitors and OEMs may emerge and allow competitors to rapidly acquire significant market share. Furthermore, our competitors may develop technologies in the future that more effectively address the interface needs of the notebook market and other markets.

     Our sales, profitability, and success depend on our ability to compete with other suppliers of interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our interface solutions.

Employees

     As of June 30, 2004, we employed a total of 197 persons, including 39 in finance, administration, and operations, 36 in sales and marketing, and 122 in research and development. Of these employees, 140 were located in North America, 35 in Asia/Pacific, and 22 in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

     Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Francis F. Lee	52	President, Chief Executive Officer, and Director

Donald E. Kirby	56	Senior Vice President and General Manager PC Products

Name	Age	Position
Russell J. Knittel	54	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Shawn P. Day, Ph.D.	38	Vice President of Research and Development

David T. McKinnon	57	Vice President of System Silicon

Thomas D. Spade	38	Vice President of Worldwide Sales

William T. Stacy, Ph.D.	62	Vice President of Operations

Jon R. Stone	53	Vice President of Corporate Development

Clark F. Foy	40	Vice President of Marketing

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

     William T. Stacy, Ph.D. has been the Vice President of Operations of our company since October 2001. From August 1992 to June 2001, Mr. Stacy held a number of business management positions in the Data Management and Analog Groups of National Semiconductor. Most recently, from April 1999 until June 2001, he was Vice President of the Wireless Division. Prior to joining National Semiconductor, he held a series of operational and business management positions at Philips Semiconductors. He started his career in Philips Research Laboratories in Eindhoven, where he worked on magnetic and semiconducting device structures. Mr. Stacy holds a Bachelor of Science degree in physics and mathematics from Oregon State University and a Masters and Ph.D. degree in physics from the University of Illinois.

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

     Clark F. Foy has been Vice President of Marketing of our company since March 2003. Mr. Foy was the Vice President of Product Marketing for the Optical Storage Group of Oak Technology, Inc. from January 2002 to February 2003. Mr. Foy served as Vice President of Marketing at Gadzoox Networks, a provider of networking infrastructure products from June 2000 to January 2002. Mr. Foy has also held various management positions at Quantum Corporation and Compaq Computer Corporation. Mr. Foy holds a Bachelor’s Degree in Business Administration from Miami University, and a Masters of Management from Northwestern University’s Kellogg Graduate School of Management.

RISK FACTORS

     You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.

We currently depend on TouchPad and TouchStyk products, and the notebook computer market, for our revenue, and a downturn in these products or market could have a more disproportionate impact on our revenue than if we were more diversified.

     Historically, we derived a substantial portion of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers. While our long-term objective is to derive revenue from multiple interface solutions for both the notebook computer market and the iAppliance and other electronic device markets, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent the most substantial portion of our revenue, at least in the near term. The PC market as a whole has experienced a slowdown in growth. A continuing or accelerating softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.

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

     Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We do not have a significant backlog of orders for our interface solutions to be incorporated in products in these markets. The revenue and income potential from these markets is unproven. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. These markets accounted for approximately 16% of our revenue in fiscal 2004, up from 7% in fiscal 2003. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.

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

     Our historical financial information primarily reflects the sale of interface solutions for notebook computers. While we expect sales of our interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive an increasing percentage of our revenue from sales of our product solutions for additional markets, including iAppliances and other electronic devices. We do not have a long operating history in these markets upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.

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

     Our customer base historically has consisted primarily of major U.S.-based OEMs that sell notebook computers worldwide. During fiscal 2002, we began to ship products to many of the Japan-based OEMs. Competitive advances by Japan-based OEMs, which do not utilize our interface solutions broadly in their product offerings, at the expense of our longer-term U.S.-based OEM customers could result in lost sales opportunities for our customers. Any significant slowdown in the demand for our customers’ products or the failure in the marketplace of new products of our customers would adversely affect the demand for our interface solutions and our future sales would decline.

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

In fiscal 2004, two customers accounted for an aggregate of 35% of our sales, and the loss of sales to either of those companies could harm our business, financial condition, and results of operations.

     Sales to two companies that provide manufacturing services for major notebook computer OEMs accounted for an aggregate of 35% of our net revenue during the fiscal year ended June 30, 2004, and three companies accounted for an aggregate of 30% of our net revenue for the fiscal year ended June 30, 2003. These companies are Inventec and Compal in fiscal 2004 and Inventec, Shanghai Yi Hsin, and Foxconn in fiscal 2003. Additionally, receivables from Inventec and Compal comprised a total of 41% of our accounts receivable at June 30, 2004.

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

     We depend on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities in China, Hong Kong, Thailand, and Taiwan. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. Our manufacturing subcontractors serve other customers, a number of which have greater production requirements than we do. As a result, our manufacturing subcontractors could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.

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

     Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. Most of our sales to date have been in the notebook computer market, and we expect an increasing portion of our sales will be in the iAppliance and other electronic devices markets. All of these markets are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

     We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, custom designed, feature rich interface solutions to lower priced alternatives would adversely affect our business. Some of our competitors, particularly in the markets for iAppliances and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.

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

•	continue research and development activities on existing and potential interface solutions,

•	hire additional engineering and other technical personnel, and

•	purchase advanced design tools and test equipment.

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

     Our research and development efforts with respect to new technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	difficulties with other suppliers of components for the products,

•	superior technologies developed by our competitors and unfavorable comparisons of our solutions with these technologies,

•	price considerations, and

•	lack of anticipated or actual market demand for the products.

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

     Our future operating results will depend to a significant extent on our ability to continue to provide new interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, and performance. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:

•	innovative development of new solutions for customer products,

•	utilization of advances in technology,

•	maintenance of quality standards,

•	efficient and cost-effective solutions, and

•	timely completion of the design and introduction of new interface solutions.

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

     Our manufacturing and assembly operations are conducted in China, Thailand, Hong Kong, and Taiwan by manufacturing contractors, and we have other operations in Hong Kong, Japan, Taiwan, China, and the United Kingdom. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

•	difficulties and costs of staffing and managing a multi-national organization,

•	unexpected changes in regulatory requirements,

•	differing labor regulations,

•	potentially adverse tax consequences,

•	tariffs and duties and other trade barrier restrictions,

•	possible employee turnover or labor unrest,

•	greater difficulty in collecting accounts receivable,

•	the burdens and costs of compliance with a variety of foreign laws,

•	potentially reduced protection for intellectual property rights, and

•	political or economic instability in certain parts of the world.

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

     We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of the prices we pay for their goods and services. In the future, customers may make payments in non-U.S. currencies. In addition, a portion of our costs, such as payroll, rent, and indirect operating costs, are denominated in non-U.S. currencies, including British pounds, Hong Kong dollars, Japanese Yen, Chinese Yuan, and Taiwan dollars.

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

     A majority of our outsourced operations are located in Taiwan, Hong Kong, and China. Events out of our control, such as earthquakes, fires, floods, or other natural disasters or political unrest, war, labor strikes, or work stoppages, in these countries would disrupt our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

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

     Our success depends substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

     Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. There can be no assurances that we will obtain registrations of principle or other trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.

     We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products, and therefore some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention assignment agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products and may use our technologies and products competitively and without appropriate limitations.

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

     We expect to review opportunities to acquire other businesses and technologies that would complement our current interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:

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

     The PC and electronics industries have experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. In addition, the PC and electronics industries are cyclical in nature. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

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

     Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the initial election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.

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

     All of the 25,113,208 shares outstanding as of September 1, 2004 are eligible for resale in the public markets. Of these shares, 1,321,422 shares held by affiliates are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended, and the balance of the shares are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

     We have also registered an aggregate of $100,000,000 of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 discussed above. The issuance or subsequent sale of these shares in the public market could adversely affect prevailing market prices.

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

ITEM 2. PROPERTIES

     Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in a 34,000 square foot leased facility in San Jose, California. The lease extends through May 2005 and provides for an average monthly rental payment of $54,000. We believe this facility will be adequate to meet our needs through the end of the lease period; however, prior to the end of the lease period, we intend to either negotiate an extension of the existing lease, enter into a new lease at a new location, or purchase a building. Our European headquarters are located in Cambridge, United Kingdom, where we lease approximately 5,600 square feet. We also maintain a 5,000 square foot office in Taiwan, a 4,000 square foot office in Hong Kong, a 1,000 square foot office in Japan, a 750 square foot office in Shanghai, and have a satellite sales and support office in Thailand.

ITEM 3. LEGAL PROCEEDINGS

     We currently are not involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information on Common Stock

     Our common stock has been listed on the Nasdaq National Market under the symbol “SYNA” since January 29, 2002. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock as quoted on the Nasdaq National Market.

	High	Low
Year ended June 30, 2003:
First quarter	$8.74	$3.52
Second quarter	$9.08	$3.13
Third quarter	$8.60	$5.75
Fourth quarter	$13.96	$6.55
Year ended June 30, 2004:
First quarter	$14.90	$9.23
Second quarter	$15.94	$10.41
Third quarter	$22.42	$13.32
Fourth quarter	$21.00	$14.64

     On September 1, 2004, the closing sales price of our common stock on the Nasdaq National Market was $18.80 per share.

Stockholders

     As of September 1, 2004, there were 264 holders of record of our common stock.

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

     Our revolving line of credit also places restrictions on the payment of any dividends.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2000	2001*	2002	2003	2004
	(in thousands, except for share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$43,447	$73,698	$100,201	$100,701	$133,276
Cost of revenue(1)	25,652	50,811	59,016	58,417	77,244

Gross margin	17,795	22,887	41,185	42,284	56,032
Operating expenses:
Research and development(1)	8,386	11,590	16,594	19,837	21,419
Selling, general, and administrative(1)	7,407	9,106	9,873	10,733	13,571
Acquired in-process research and development	855	—	—	—	—
Amortization of goodwill and other acquired intangible assets	605	784	134	40	—
Amortization of deferred stock compensation	82	597	453	516	517
Restructuring	—	—	—	—	432

Total operating expenses	17,335	22,077	27,054	31,126	35,939

Operating income	460	810	14,131	11,158	20,093
Interest income, net	365	180	325	904	833

Income before income taxes and equity losses	825	990	14,456	12,062	20,926
Equity in losses of an affiliated company	(2,712)	—	—	—	—
Provision for income taxes	120	180	5,056	4,344	7,934

Net income (loss)	$(2,007)	$810	$9,400	$7,718	$12,992

Net income (loss) per share:
Basic	$(0.38)	$0.13	$0.70	$0.33	$0.53

Diluted	$(0.38)	$0.04	$0.42	$0.31	$0.48

Shares used in computing net income (loss) per share:
Basic	5,222,738	6,133,866	13,523,443	23,472,526	24,417,596

Diluted	5,222,738	19,879,491	22,544,461	25,131,864	27,107,531

* Fiscal year ended June 30, 2001 consisted of 53 weeks.
(1) Amounts exclude amortization of deferred stock compensation as follows:
Cost of revenue	$—	$23	$28	$28	$20
Research and development	—	162	167	159	91
Selling, general, and administrative	82	412	258	329	406

Amortization of deferred stock compensation	$82	$597	$453	$516	$517

	June 30,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,507	$3,766	$45,491	$41,697	$59,489
Working capital	10,695	12,974	73,318	83,815	106,624
Total assets	20,661	27,157	90,381	104,508	132,653
Long-term debt, capital leases, and equipment financing obligations, less current portion	1,700	1,829	1,759	1,528	1,500
Total stockholders’ equity	11,538	13,754	74,003	86,264	109,140

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

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. From our inception in 1986 through 1994, we were a development stage company, which focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad and are now the world’s leading supplier of interface solutions to the notebook computer market and the HDD portable digital music player market. We estimate our market share to be greater than 55% for both notebook computers and HDD portable digital music players for fiscal 2004. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.

     In April 2000, we began shipping our initial dual pointing solution for notebook computers, which included third-party products, that enabled PC OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk, into a dual pointing application for use in a notebook computer and began shipping them in volume in the December 2001 quarter. With the introduction of our TouchStyk, we now offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications.

     Demand for our dual pointing solutions results in higher revenue because we are able to sell two interface solutions for each notebook computer. Our initial dual pointing solutions contained a significant percentage of third-party products, which we either resell or license. As a consequence, the gross margin on our dual pointing revenue was initially well below the gross margin we experience from the sale of our proprietary interface solutions and had a significant negative impact on our gross margin in fiscal 2001. The combination of the full implementation of our cost-improvement programs for our dual pointing solutions containing key third-party products, which began in the second half of fiscal 2001, together with our new proprietary dual pointing solutions, which began shipping in December 2001, improved our gross margin in fiscal 2002 compared with our gross margin in fiscal 2001.

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. Our revenue increased from $43.4 million in fiscal 2000 to $133.3 million in fiscal 2004, a compound annual growth rate of approximately 32%. Through fiscal 2000, we derived all of our product revenue from the notebook computer market. We began to generate revenue from other markets in fiscal 2001, and revenue from other markets grew to approximately 16% of our total revenue in fiscal 2004.

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

     In June 2003, we acquired NSM Technology Limited, or NSM, a Hong Kong company. The acquisition of NSM provided us with a highly skilled and experienced work force to expand our global presence and infrastructure to support customers in the Asia/Pacific region. Many of our customers are migrating their manufacturing operations from Taiwan to China, and our OEM customers are beginning to establish design centers in that region. With our expanded global presence, including offices in Taiwan, Hong Kong, and China, we are better positioned to provide local sales, operations, and engineering support services to our existing customers, as well as potential new customers, within the Asia/Pacific region.

     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.

     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. In fiscal 2001, we experienced significant pressure on our gross margin, resulting from the increasing revenue mix of dual pointing solutions containing significant third-party products. We have been successful in implementing cost reductions that have greatly improved the gross margins of these dual pointing solutions. These cost-improvement programs include reducing component costs and implementing design and process improvements. In addition, our gross margin has been positively impacted by shipments of our proprietary dual pointing solutions, which began shipping in volume in our December 2001 quarter. In the future, we plan to introduce additional new products, which may initially negatively impact our gross margin, as was the case with our dual pointing solutions.

     Our research and development expenses include expenses related to product development, engineering, materials costs, patent expenses, and the costs incurred to design interface solutions for customers prior to the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to develop new technologies for new markets. In fiscal 2000, we significantly increased our research and development expenses as a result of our October 1999 acquisition of Absolute Sensors Limited, or ASL, a company located in Cambridge, United Kingdom, which has been developing inductive pen-sensing technology applicable to new markets we intend to address. Also related to this acquisition was the write-off in fiscal 2000 of acquired in-process research and development of $855,000 and the amortization of goodwill and other intangible assets of approximately $502,000. The amortization of goodwill and other intangible assets related to this acquisition totaled $753,000 in fiscal 2001. As the result of the July 1, 2001 adoption of Statement of

Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we ceased amortizing goodwill and accordingly only recorded amortization of other intangible assets of $118,000 and $40,000 in fiscal 2002 and fiscal 2003, respectively. Other intangible assets were fully amortized as of the end of fiscal 2003; thus, we recorded no amortization of intangible assets in fiscal 2004. The carrying value of the remaining goodwill will be reviewed at least annually for impairment.

     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. These expenses have generally increased, reflecting increased staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets. In October 2001, we began replacing outside sales representatives with inside sales personnel for certain customer accounts to facilitate a closer working relationship with those customers. We continue to utilize both inside sales personnel and outside sales representatives and agents. In fiscal 2002 and 2003, we recorded amortization of goodwill and other intangible assets related to the June 1999 acquisition of the employees of a former Taiwanese sales agent of $31,000 and $16,000, respectively. These assets were fully amortized as of June 30, 2003.

     In connection with the grant of stock options to our employees, we recorded deferred stock compensation of approximately $2.2 million through fiscal 2001, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the vesting period. Options granted are typically subject to a four-year vesting period. Restricted stock acquired through the exercise of unvested stock options is subject to our right to repurchase the unvested stock at the price paid, which right to repurchase lapses over the vesting period. We also recorded $1.0 million of deferred compensation related to options granted to consultants through fiscal 2004. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We recorded amortization of deferred stock compensation of approximately $453,000, $516,000, and $517,000 in fiscal 2002, 2003, and 2004, respectively. The remaining unamortized balance of deferred stock compensation is $634,000, of which we expect to record amortization expense of approximately $330,000 in fiscal 2005 and the balance in future years.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, product warranties, income taxes, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time we recognize revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned as the services are provided under the terms of the contract. Non-refundable contract fees for which no further obligations exist, and for which there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectibility of accounts receivables based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required.

Inventory

     We state our inventories at the lower of cost or market. Our assessment of the ultimate realization of inventories is based on our projections of future demand and market conditions. Any sudden decline in demand, rapid product improvements, or technological changes, or any of them, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to an economic downturn, rapid product improvements and technological changes, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

     Periodically when a customer’s delivery schedule is delayed or a customer’s order is cancelled, we purchase inventory from our contract manufacturers. In those circumstances in which we purchase inventory from our contract manufacturers and our customer has cancelled its order, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value.

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

Income Taxes

     We recognize federal, state, and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. We also recognize federal, state, and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryforwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. If our assumptions and consequently our estimates change in the future, the valuation allowance we have established for our deferred tax assets may be changed, which could impact income tax expense. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

Results of Operations

     The following table presents our historical operating results for the periods indicated as a percentage of revenue.

	Years Ended June 30,
	2002	2003	2004
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	58.9%	58.0%	58.0%

Gross margin	41.1%	42.0%	42.0%
Operating expenses:
Research and development	16.6%	19.7%	16.1%
Selling, general, and administrative	9.8%	10.7%	10.2%
Amortization of goodwill and other acquired intangible assets	0.1%	0.0%	0.0%
Amortization of deferred stock compensation	0.5%	0.5%	0.4%
Restructuring	0.0%	0.0%	0.3%

Total operating expenses	27.0%	30.9%	27.0%

Operating income	14.1%	11.1%	15.0%
Interest income	0.5%	1.1%	0.8%
Interest expense	(0.2)%	(0.2)%	(0.1)%

Income before provision for income taxes	14.4%	12.0%	15.7%
Provision for income taxes	5.0%	4.3%	6.0%

Net income	9.4%	7.7%	9.7%

Fiscal year ended June 30, 2004 compared with fiscal year ended June 30, 2003

     Net Revenue. Net revenue was $133.3 million for the year ended June 30, 2004 compared with $100.7 million for the year ended June 30, 2003, an increase of 32.3%. The net increase in revenue was primarily attributable to a more than 50% increase in unit shipments, partially offset by a reduction in overall average unit selling price resulting from a change in product mix and general competitive pricing. Net revenue from dual pointing applications declined to 27% of total net revenue for the year ended June 30, 2004 compared with 39% of total net revenue for the year ended June 30, 2003. The decrease in net revenue from dual pointing applications reflected the continuing shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of the notebook market. Our non-PC revenue grew to approximately 16% of total revenue for the year ended June 30, 2004 from approximately 7% of total revenue for the year ended June 30, 2003, primarily driven by increased demand for portable digital entertainment devices that utilize our capacitive interface solutions.

     Gross Margin. Gross margin as a percentage of revenue was 42.0% for the year ended June 30, 2004, unchanged from the 42.0% for the year ended June 30, 2003. Gross margin as a percentage of revenue was unchanged as the impact of ongoing competitive pricing pressures resulting in lower average selling prices were offset by lower manufacturing costs, driven by the combination of our continuing design and process improvement programs and lower materials and assembly costs.

     Research and Development Expenses. Research and development expenses decreased as a percentage of revenue to 16.1% from 19.7%, while spending on research and development activities increased 8.0% to $21.4 million from $19.8 million for the years ended June 30, 2004 and 2003, respectively. The increase in research and development spending reflects higher employee compensation costs from increased staffing, our annual performance review process and incentive pay programs, project related expenses, and to a lesser extent, higher patent related expenses, partially offset by lower consulting costs and depreciation charges.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 10.2% from 10.7%, while spending on selling, general, and administrative activities increased 26.4% to $13.6 million from $10.7 million for the years ended June 30, 2004 and 2003, respectively. The increase in selling, general, and administrative spending was attributable to higher compensation costs associated with our annual review process and incentive pay programs, including higher commission expense on higher net revenue, additional expenses related to compliance with new SEC regulations, tax advisory services, and generally higher operating levels.

     Amortization of Goodwill and Other Acquired Intangible Assets. In prior years, amortization of other intangible assets related to our October 1999 acquisition of ASL, a company located in Cambridge, United Kingdom. As of June 30, 2003, these other intangible assets were fully amortized. Accordingly, no amortization of other intangible assets was recorded for the year ended June 30, 2004. For the year ended June 30, 2003, we recorded $40,000 of amortization of other intangible assets.

     Amortization of Deferred Stock Compensation. The year ended June 30, 2004 included amortization expense for deferred stock compensation of $517,000 compared with $516,000 for the year ended June 30, 2003. The remaining unamortized balance of deferred stock compensation is $634,000, of which we expect to record amortization expense of approximately $330,000 in fiscal 2005 and the balance in future years.

     Restructuring. In late June 2003, we completed the acquisition of NSM. In connection with the acquisition of NSM, duplicate operational positions were identified at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge, consisting primarily of severance costs for terminated employees which occurred in the first quarter of fiscal 2004.

     Operating Income. We generated operating income of $20.1 million, or 15.0% of revenue, for the year ended June 30, 2004 compared with $11.2 million, or 11.1% of revenue, for the year ended June 30, 2003. As discussed in the preceding paragraphs, the improvement in operating income was primarily a result of the increase in revenue coupled with a reduction of research and development expenses and selling, general, and administrative expenses, as a percentage of revenue.

     Net Interest Income. Net interest income was $833,000 for the year ended June 30, 2004 compared with $904,000 for the year ended June 30, 2003, resulting from generally lower interest rates partially offset by the benefit of higher average cash balances.

     Provision for Income Taxes. The provision for income taxes for the year ended June 30, 2004 was $7.9 million compared with $4.3 million for the year ended June 30, 2003, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal and state taxes and foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the years ended June 30, 2004 and 2003, and the addition of Hong Kong for the year ended June 30, 2004. The effective tax rates for the years ended June 30, 2004 and June 30, 2003 were 37.9% and 36.0%, respectively, and represent a lower percentage than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits and tax exempt interest income.

Fiscal year ended June 30, 2003 compared with fiscal year ended June 30, 2002

     Net Revenue. Revenue for the year ended June 30, 2003 was $100.7 million, which was essentially flat with the $100.2 million of revenue for the year ended June 30, 2002. Unit shipments increased approximately 20% year over year but were mostly offset by a change in product mix from dual to single pointing solutions, general competitive pricing pressure, and lower non-recurring engineering and patent license fees. While we experienced increases in revenue from our single pointing products and non-PC products, revenue from dual pointing products declined 18%. Revenue from our dual pointing applications was approximately 39% of our revenue for the year ended June 30, 2003 compared with 47% for the year ended June 30, 2002. Revenue growth was impacted by lower overall average selling prices resulting from both the mix change and competitive pricing pressure.

     Gross Margin. Gross margin as a percentage of revenue was 42.0% for the year ended June 30, 2003 compared with 41.1% for the year ended June 30, 2002. The improvement in gross margin as a percentage of revenue resulted primarily from cost reductions and changes in product mix, partially offset by general competitive pricing pressures. During fiscal 2003, our ongoing cost-improvement programs resulted in manufacturing efficiencies gained from design and process improvements and lower materials and assembly costs. Increased sales of our proprietary dual pointing solutions, which have higher gross margin than dual pointing solutions using third-party products, also contributed to the improvement in gross margin as a percentage of sales.

     Research and Development Expenses. Research and development expenses increased as a percentage of revenue to 19.7% from 16.6% and spending on research and development activities increased 19.5% to $19.8 million from $16.6 million for the years ended June 30, 2003 and 2002, respectively. The major contributors to the increased research and development spending were costs associated with our higher staffing levels, including compensation and facilities-related costs, higher product development activities, which included outside services, and material costs.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of revenue to 10.7% from 9.8% and spending on selling, general, and administrative activities increased 8.7% to $10.7 million from $9.9 million for the years ended June 30, 2003 and 2002, respectively. The increase in selling, general, and administrative spending resulted principally from higher compensation costs associated with increased staffing levels, generally higher operating levels, and additional costs related to our status as a public reporting company, partially offset by lower commissions, primarily resulting from the replacement of outside sales representatives with inside sales personnel for certain customer accounts that we implemented in October 2001.

     Amortization of Goodwill and Other Acquired Intangible Assets. Amortization of other intangible assets was related to our October 1999 acquisition of ASL, a company located in Cambridge, United Kingdom. For the year ended June 30, 2003, we recorded amortization of $40,000 compared with $134,000 for the year ended June 30, 2002. As of June 30, 2003, these other intangible assets were fully amortized.

     Amortization of Deferred Stock Compensation. The year ended June 30, 2003 included amortization expense for deferred stock compensation of $516,000 compared with $453,000 for the year ended June 30, 2002.

     Operating Income. We generated operating income of $11.2 million, or 11.1% of revenue, for the year ended June 30, 2003 compared with $14.1 million, or 14.1% of revenue, for the year ended June 30, 2002. As discussed in preceding paragraphs, the reduction in operating income was primarily a result of the increase in research and development and selling, general, and administrative spending, partially offset by an improvement in gross margins on essentially flat revenue.

     Net Interest Income. Net interest income was $904,000 for the year ended June 30, 2003 compared with $325,000 for the year ended June 30, 2002. The increase in net interest income reflected higher interest income from higher cash balances, resulting primarily from the investment of our initial public offering proceeds, cash flow from operations, and lower interest expense associated with equipment lease financing arrangements, partially offset by the impact of lower interest rates on invested cash.

     Provision for Income Taxes. The provision for income taxes for the year ended June 30, 2003 was $4.3 million compared with $5.1 million for the year ended June 30, 2002, reflecting the lower pre-tax profit levels, partially offset by a slightly higher tax rate. The income tax provision represents the estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan. The effective tax rate for the year ended June 30, 2003 was approximately 36%, which is lower than the combined federal and state statutory rate primarily due to the benefit of research and development tax credits.

Quarterly Results of Operations

     The following table sets forth our unaudited quarterly results of operations for the eight quarters for the two-year period ended June 30, 2004. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2002	2002	2003	2003
	(unaudited)
	(in thousands)
Net revenue	$22,177	$24,199	$26,103	$28,222
Cost of revenue(1)	12,443	13,917	15,385	16,672

Gross margin	9,734	10,282	10,718	11,550
Operating expenses:
Research and development(1)	5,323	4,812	4,942	4,760
Selling, general, and administrative(1)	2,604	2,621	2,715	2,793
Amortization of goodwill and other acquired intangible assets	30	10	—	—
Amortization of deferred stock compensation	110	133	137	136
Restructuring	—	—	—	—

Total operating expenses	8,067	7,576	7,794	7,689

Operating income	1,667	2,706	2,924	3,861
Interest and other income, net	238	232	224	210

Income before income taxes	1,905	2,938	3,148	4,071
Provision for income taxes	705	1,093	1,079	1,467

Net income	$1,200	$1,845	$2,069	$2,604

Net income per share:
Basic	$0.05	$0.08	$0.09	$0.11
Diluted	$0.05	$0.07	$0.08	$0.10
Shares used in computing net income per share:
Basic	23,260	23,387	23,537	23,668

Diluted	24,840	25,083	25,125	25,902

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2004	2004	2004	2004
	(unaudited)
	(in thousands)
Net revenue	$29,571	$34,274	$34,284	$35,147
Cost of revenue(1)	17,426	20,134	19,726	19,958

Gross margin	12,145	14,140	14,558	15,189
Operating expenses:
Research and development(1)	5,096	5,130	5,613	5,580
Selling, general, and administrative(1)	3,074	3,293	3,452	3,752
Amortization of goodwill and other acquired intangible assets	—	—	—	—
Amortization of deferred stock compensation	137	132	128	120
Restructuring	432	—	—	—

Total operating expenses	8,739	8,555	9,193	9,452

Operating income	3,406	5,585	5,365	5,737
Interest and other income, net	192	195	213	233

Income before income taxes	3,598	5,780	5,578	5,970
Provision for income taxes	1,331	2,279	2,073	2,251

Net income	$2,267	$3,501	$3,505	$3,719

Net income per share:
Basic	$0.09	$0.15	$0.14	$0.15
Diluted	$0.09	$0.13	$0.13	$0.13
Shares used in computing net income per share:
Basic	24,013	24,113	24,671	24,871

Diluted	26,527	26,725	27,451	27,579

(1)	Excludes the amortization of deferred stock compensation as follows:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2002	2002	2003	2003
	(unaudited)
	(in thousands)
Cost of revenue	$7	$7	$7	$7
Research and development	39	45	38	37
Selling, general, and administrative	64	81	92	92

Amortization of deferred stock compensation	$110	$133	$137	$136

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2004	2004	2004	2004
	(unaudited)
	(in thousands)
Cost of revenue	$5	$5	$5	$5
Research and development	30	25	21	15
Selling, general, and administrative	102	102	102	100

Amortization of deferred stock compensation	$137	$132	$128	$120

Liquidity and Capital Resources

     Our cash and cash equivalents and short-term investments were $96.3 million as of June 30, 2004 compared with $77.3 million as of June 30, 2003.

     During the year ended June 30, 2004, net cash generated from operating activities was $14.8 million, primarily reflecting our net income of $13.0 million adjusted for non-cash amounts, which include depreciation, deferred stock compensation, and tax benefit from stock options, totaling $5.8 million, offset by increased working capital of $4.0 million. During the year ended June 30, 2003, net cash generated from operating activities was $11.7 million, primarily reflecting our net income of $7.7 million adjusted for non-cash amounts, which include depreciation, amortization of acquired intangible assets, deferred stock compensation, and tax benefit from stock options, totaling $2.6 million, and lower working capital of $1.4 million. During the year ended June 30, 2002, net cash generated from operating activities was $12.8 million, primarily reflecting our net income of $9.4 million adjusted for non-cash amounts, which include depreciation, amortization of acquired intangible assets, and deferred stock compensation, totaling $1.9 million, and lower working capital of $1.5 million.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and used cash of $2.1 million for the year ended June 30, 2004 compared with $18.4 million and $20.9 million for the years ended June 30, 2003 and 2002, respectively. Net cash used in investing activities during fiscal 2004 consisted of purchases of $21.2 million for short-term investments, and $908,000 for purchases of capital assets, largely offset by proceeds from sales and maturities of $19.7 million for short-term investments and the settlement of $240,000 of restricted cash. Net cash used during fiscal 2003 consisted of purchases of $25.1 million for short-term investments, $1.3 million for capital assets, and $1.2 million for the acquisition of NSM, of which $240,000 was held as restricted cash, partially offset by cash generated from sales and maturities of short-term investments.

     Our financing activities for the years ended June 30, 2003 and 2004 were primarily related to proceeds from common stock issued under our stock option plans and employee stock purchase plan, and repayment of notes receivable from stockholders, less payments made on capital lease and equipment financing obligations. Our financing activities for the year ended June 30, 2002 were primarily related to the net proceeds from the sale of 5.0 million shares of our common stock at $11.00 per share in our initial public offering, which closed on February 1, 2002. Net cash provided by financing activities for the years ended June 30, 2004, 2003, and 2002 was $5.2 million, $2.9 million, and $49.8 million, respectively.

     Our principal sources of liquidity, as of June 30, 2004, consisted of $96.3 million in cash, cash equivalents, and short-term investments and a $4.2 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit extends to November 29, 2004 and has an interest rate equal to Silicon Valley Bank’s prime lending rate. The long-term note payable to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our preferred stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of the $1.5 million long-term note payable plus accrued interest expense.

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

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2004:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Note payable and interest	$2,242	$—	$—	$2,242	$—
Building leases	1,650	1,055	595	—	—
Capital leases	28	28	—	—	—
Inventory purchase obligations	202	202	—	—	—

Total	$4,122	$1,285	$595	$2,242	$—

Off-Balance Sheet Arrangements

     We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services; or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised in December 2003 by FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The adoption of FIN 46R did not and will not have a material impact on our financial position, results of operations, or cash flows, as we do not have an interest in any VIEs.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations, or cash flows.

     In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on our financial position, results of operations, or cash flows.

     In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), including investments accounted for under the cost method. The recognition and measurement guidance in EITF 03-01 must be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of EITF 03-01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2004 (in thousands):

Fiscal Year Ended June 30,	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets
Cash equivalents
Variable rate amounts	$47,531	$—	$—	$—	$—	$—	$47,531	$47,531
Average rate	1.1%	—	—	—	—	—
Short-term investments
Variable rate amounts	$20,924	$16,046	$—	$—	$—	$—	$36,970	$36,810
Average rate	1.3%	1.4%	—	—	—	—
Liabilities
Capital leases and equipment financing obligations
Fixed rate amounts	$28	$—	$—	$—	$—	$—	$28	$28
Average rate	5.8%	—	—	—	—	—	5.8%
Note payable to related party
Fixed rate amounts	$—	$—	$—	$1,500	$—	$—	$1,500	$1,500
Average rate	—	—	—	6.0%	—	—	6.0%

     There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2004.

Foreign currency exchange risk

     All of our revenue, cost of revenue, and expenses, except those expenses related to our Asia/Pacific and European operations, are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel that our foreign exchange exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports of independent registered public accounting firms, and the notes thereto commencing at page F-1 of this report, which financial statements, reports, and notes are incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

     There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2004 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-1 of this report.

(b)	Exhibits

Exhibit
Number	Exhibit
2	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (2)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (3)

10.10	Lease dated as of September 17, 1999 by and between Silicon Valley Properties, LLC as Landlord and the registrant as Tenant (3)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant (3)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini, as of April 23, 2002 with W. Ronald Van Dell, and as of June 26, 2004 with Clark F. Foy and Jon R. Stone (1)

10.18	Severance Policy for Principal Executive Officers (5)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (5)

Exhibit
Number	Exhibit
10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003 (5)

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: September 8, 2004	By:	/s/ Francis F. Lee
Francis F. Lee
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Francis F. Lee Francis F. Lee	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 8, 2004

/s/ Russell J. Knittel Russell J. Knittel	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 8, 2004

/s/ Federico Faggin Federico Faggin	Chairman of the Board	September 8, 2004

/s/ Keith B. Geeslin Keith B. Geeslin	Director	September 8, 2004

/s/ Richard L. Sanquini	Director	September 8, 2004
Richard L. Sanquini

/s/ W. Ronald Van Dell	Director	September 8, 2004
W. Ronald Van Dell

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Synaptics Incorporated:

     We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of June 30, 2004 and 2003 and for each of the years in the two-year period ended June 30, 2004, listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of June 30, 2004 and 2003 and for each of the years in the two-year period ended June 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
July 23, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Synaptics Incorporated

     We have audited the accompanying consolidated balance sheet (not separately presented herein) of Synaptics Incorporated as of June 30, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synaptics Incorporated at June 30, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Jose, California
July 26, 2002

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$41,697	$59,489
Short-term investments	35,589	36,810
Restricted cash	240	—
Accounts receivable, net of allowances of $160 and $130, respectively	13,181	21,875
Inventories	6,428	6,525
Prepaid expenses and other current assets	2,637	3,083

Total current assets	99,772	127,782
Property and equipment, net	1,934	1,829
Goodwill	1,968	1,927
Other assets	834	1,115

	$104,508	$132,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,893	$9,220
Accrued compensation	2,808	4,594
Accrued warranty	1,002	704
Income taxes payable	1,661	4,018
Other accrued liabilities	3,362	2,594
Capital leases and equipment financing obligations	231	28

Total current liabilities	15,957	21,158

Capital leases and equipment financing obligations, net of current portion	28	—
Note payable to a related party	1,500	1,500
Other liabilities	759	855

Commitments and contingencies

Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock;
$0.001 par value; 60,000,000 shares authorized; 23,835,877 and 24,987,398 shares issued and outstanding, respectively	24	25
Additional paid-in capital	78,761	88,334
Deferred stock compensation	(1,184)	(634)
Notes receivable from stockholders	(20)	—
Accumulated other comprehensive income (loss)	100	(160)
Retained earnings	8,583	21,575

Total stockholders’ equity	86,264	109,140

	$104,508	$132,653

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended June 30,
	2002	2003	2004
Net revenue	$100,201	$100,701	$133,276
Cost of revenue (1)	59,016	58,417	77,244

Gross margin	41,185	42,284	56,032

Operating expenses:
Research and development (1)	16,594	19,837	21,419
Selling, general, and administrative (1)	9,873	10,733	13,571
Amortization of goodwill and other acquired intangible assets	134	40	—
Amortization of deferred stock compensation	453	516	517
Restructuring	—	—	432

Total operating expenses	27,054	31,126	35,939

Operating income	14,131	11,158	20,093
Interest income	522	1,059	967
Interest expense	(197)	(155)	(134)

Income before provision for income taxes	14,456	12,062	20,926
Provision for income taxes	5,056	4,344	7,934

Net income	$9,400	$7,718	$12,992

Net income per share:
Basic	$0.70	$0.33	$0.53

Diluted	$0.42	$0.31	$0.48

Shares used in computing net income per share:
Basic	13,523,443	23,472,526	24,417,596

Diluted	22,544,461	25,131,864	27,107,531

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$28	$28	$20
Research and development	167	159	91
Selling, general, and administrative	258	329	406

Amortization of deferred stock compensation	$453	$516	$517

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share data)

	Preferred Stock		Common Stock		Additional	Deferred
					Paid-in	Stock
	Shares	Amount	Shares	Amount	Capital	Compensation
Balance at June 30, 2001	8,170,207	$18,650	6,601,849	$6,194	$—	$(1,649)
Components of comprehensive income:
Net income	—	—	—	—	—	—
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—
Total comprehensive income
Reincorporation in Delaware	—	—	—	(6,187)	6,187	—
Issuance of common stock in connection with initial public offering	—	—	5,000,475	5	49,242	—
Conversion of preferred stock into shares of common stock in connection with public offering	(8,170,207)	(18,650)	11,073,517	11	18,639	—
Issuance of common stock upon exercise of warrants	—	—	25,898	—	—	—
Issuance of common stock for option exercises	—	—	443,518	—	835	—
Amortization of deferred stock compensation, net of reversals	—	—	—	—	(218)	564
Tax benefit for nonqualified stock option exercises	—	—	—	—	253	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—
Issuance of common stock from escrow from acquisition of sales representative workforce	—	—	37,500	—	75	—

Balance at June 30, 2002	—	—	23,182,757	23	75,013	(1,085)
Components of comprehensive income:
Net income	—	—	—	—	—	—
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—
Total comprehensive income
Issuance of common stock from option exercises and stock purchase plan	—	—	653,120	1	2,499	—
Amortization of deferred stock compensation, net of reversals	—	—	—	—	(119)	635
Deferred stock compensation	—	—	—	—	734	(734)
Tax benefit for nonqualified stock option exercises	—	—	—	—	634	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—

Balance at June 30, 2003	—	—	23,835,877	24	78,761	(1,184)
Components of comprehensive income:
Net income	—	—	—	—	—	—
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total comprehensive income
Issuance of common stock from option exercises and stock purchase plan	—	—	1,151,521	1	5,369	—
Amortization of deferred stock compensation, net of reversals	—	—	—	—	(33)	550
Tax benefit for nonqualified stock option exercises	—	—	—	—	4,237	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—

Balance at June 30, 2004	—	$—	24,987,398	$25	$88,334	$(634)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes	Accumulated	Retained
	Receivable	Other	Earnings	Total
	From	Comprehensive	(Accumulated	Stockholders’
	Stockholder	Income/(Loss)	Deficit)	Equity
Balance at June 30, 2001	$(906)	$—	$(8,535)	$13,754
Components of comprehensive income:
Net income	—	—	9,400	9,400
Net unrealized gain on available-for-sale investments, net of tax	—	63	—	63

Total comprehensive income				9,463

Reincorporation in Delaware	—	—	—	—
Issuance of common stock in connection with initial public offering	—	—	—	49,247
Conversion of preferred stock into shares of common stock in connection with public offering	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—
Issuance of common stock for option exercises	—	—	—	835
Amortization of deferred stock compensation, net of reversals	—	—	—	346
Tax benefit for nonqualified stock option exercises	—	—	—	253
Repayment of notes receivable from stockholders	30	—	—	30
Issuance of common stock from escrow from acquisition of sales representative workforce	—	—	—	75

Balance at June 30, 2002	(876)	63	865	74,003
Components of comprehensive income:
Net income	—	—	7,718	7,718
Net unrealized gain on available-for-sale investments, net of tax	—	37	—	37

Total comprehensive income				7,755

Issuance of common stock from option exercises and stock purchase plan	—	—	—	2,500
Amortization of deferred stock compensation, net of reversals	—	—	—	516
Deferred stock compensation	—	—	—	—
Tax benefit for nonqualified stock option exercises	—	—	—	634
Repayment of notes receivable from stockholders	856	—	—	856

Balance at June 30, 2003	(20)	100	8,583	86,264
Components of comprehensive income:
Net income	—	—	12,992	12,992
Net unrealized loss on available-for-sale investments, net of tax	—	(260)	—	(260)

Total comprehensive income				12,732

Issuance of common stock from option exercises and stock purchase plan	—	—	—	5,370
Amortization of deferred stock compensation, net of reversals	—	—	—	517
Tax benefit for nonqualified stock option exercises	—	—	—	4,237
Repayment of notes receivable from stockholders	20	—	—	20

Balance at June 30, 2004	$—	$(160)	$21,575	$109,140

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2002	2003	2004
Cash flows from operating activities
Net income	$9,400	$7,718	$12,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,182	1,459	1,013
Amortization of goodwill and other acquired intangible assets	134	40	—
Amortization of deferred stock compensation	453	516	517
Tax benefit from stock options	253	634	4,237
Stock compensation in connection with modification of terms of stock options	(107)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(997)	61	(8,694)
Inventories	1,423	(561)	(97)
Prepaid expenses and other current assets	(968)	(286)	(61)
Deferred taxes	(1,345)	(182)	(519)
Other assets	191	282	(147)
Accounts payable	(1,422)	878	2,327
Accrued compensation	598	647	1,786
Accrued warranty	493	—	(298)
Income taxes payable	2,124	(985)	2,357
Other accrued liabilities	1,340	1,368	(727)
Other liabilities	88	75	96

Net cash provided by operating activities	12,840	11,664	14,782

Cash flows from investing activities
Purchases of short-term investments	(19,626)	(25,058)	(21,199)
Proceeds from sales and maturities of short-term investments	—	9,195	19,718
Purchases of property and equipment	(1,287)	(1,306)	(908)
(Increase) decrease in restricted cash	—	(240)	240
Cash paid in connection with the acquisition of NSM Technology Limited	—	(960)	—

Net cash used in investing activities	(20,913)	(18,369)	(2,149)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(622)	(445)	(231)
Proceeds from equipment financing	308	—	—
Proceeds from issuance of common stock upon initial public offering	49,247	—	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	835	2,500	5,370
Repayment of notes receivable from stockholders	30	856	20

Net cash provided by financing activities	49,798	2,911	5,159

Increase (decrease) in cash and cash equivalents	41,725	(3,794)	17,792
Cash and cash equivalents at beginning of year	3,766	45,491	41,697

Cash and cash equivalents at end of year	$45,491	$41,697	$59,489

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended June 30,
	2002	2003	2004
Supplemental disclosures of cash flow information
Cash paid for interest	$84	$77	$7
Cash paid for taxes, net	3,988	4,783	1,854
Retirement of equipment and related accumulated depreciation for property and equipment no longer in service	—	656	506
Reversal of deferred stock compensation	(111)	(136)	(33)
Equipment acquired under capital leases	143	—	—
Issuance of common stock from escrow related to the acquisition of sales representative work force	75	—	—

See notes to consolidated financial statements

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Founded in March 1986, we began shipping our current core product, the TouchPad, in 1995. The TouchPad is now incorporated into a number of notebook computer product lines manufactured by original equipment manufacturers (OEMs) and contract manufacturers and sold throughout the world.

     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying financial statements have been shown as ending on June 30, 2002, 2003, and 2004. The years ended June 30, 2002, 2003, and 2004 consisted of 52 weeks.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.

     The following is a summary of investments in marketable securities and cash equivalents (in thousands):

	June 30, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$24,064	$—	$—	$24,064
Municipal securities	46,501	109	9	46,601

Total available-for-sale securities	$70,565	$109	$9	$70,665

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$21,817	$—	$—	$21,817
Municipal securities	62,684	—	160	62,524

Total available-for-sale securities	$84,501	$—	$160	$84,341

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity (in thousands):

	June 30, 2003		June 30, 2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$55,870	$55,980	$68,455	$68,447
Due in 1 - 2 years	14,695	14,685	16,046	15,894

Total	$70,565	$70,665	$84,501	$84,341

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

Concentration of Credit Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. Our investment policy limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. We sell our products primarily to contract manufacturers that provide manufacturing services to notebook computer OEMs. Credit is extended based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been within our expectations, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2003 and 2004, the following customers accounted for more than 10% of our accounts receivable balance:

	2003	2004
Customer A	26%	31%
Customer B	3%	16%
Customer C	9%	10%

Other Concentrations

     Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single-sourced components.

Revenue Recognition

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time we recognize revenue, which is typically upon shipment, based on historical experience. Contract revenue for research and development is recorded as earned as the services are provided under the terms of the contract. Non-refundable contract fees, for which no further obligations exist and for which there is no continuing involvement by us, are recognized on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an on-going basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates of the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customer payment trends, and deterioration in our customers’ operating results or financial position.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and at June 30, 2003 and 2004, consisted of the following (in thousands):

	2003	2004
Raw materials	$6,062	$6,044
Finished goods	366	481

	$6,428	$6,525

     Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to a new basis to reflect net realizable value are charged to cost of revenue.

     Periodically when a customer’s delivery schedule is delayed or a customer’s order is cancelled, we purchase inventory from our contract manufacturers. In those circumstances in which we purchase inventory from our contract manufacturers and our customer has cancelled its order, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the useful life of the asset. Depreciation expense for the years ended June 30, 2002, 2003, and 2004 was $1,182,000, $1,459,000, and $1,013,000, respectively. During the years ended June 30, 2003 and 2004, we retired fully depreciated equipment and furniture at an original cost of $656,000 and $506,000, respectively. No such equipment and furniture was retired during the year ended June 30, 2002.

Foreign Currency Translation

     Our functional and reporting currency is the U.S. dollar. Our monetary assets and liabilities not denominated in the functional currency are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Non-monetary balance sheet accounts are measured and recorded at the historical rate in effect at the date of translation. Revenue and expenses are translated at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation gains (losses) included in operating results for the years ended June 30, 2002, 2003, and 2004 totaled $25,000, ($14,000), and ($42,000), respectively. To date, we have not undertaken hedging transactions related to foreign currency exposure.

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

     FAS 142 supersedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. We had previously amortized goodwill over its estimated useful life of three years; however, pursuant to the adoption of FAS 142 on July 1, 2001, we no longer amortize goodwill. We completed our annual impairment test of goodwill and concluded that there was no impairment.

Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 144, we evaluate long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to amortization for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Ownership Interest in Affiliated Company

     We have an investment that consists of an ownership interest in the form of convertible preferred stock in a privately held development-stage company. We account for the investment under the equity method in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and the Emerging Issues Task Force (“EITF”) topic D-68 and issues No. 98-13 and No. 99-10. We consider our ownership of preferred stock and advances made to the affiliated company in determining the amount of equity losses to be recognized (see Note 3).

Segment Information

     We have adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information. We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for electronic devices and products.

Stock-Based Compensation

     As permitted by FAS 123, Accounting for Stock-Based Compensation, (“FAS 123”), we apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans and, accordingly, we do not recognize compensation expense for stock option grants to employees with an exercise price equal to the fair market value of the shares at the date of grant. We provide additional pro forma disclosures as required under FAS 123.

     Options granted to consultants and other non-employees are accounted for at fair value determined by using the Black-Scholes method in accordance with EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services. These options are subject to periodic revaluation over their vesting term, if any. The assumptions used to value stock-based awards to consultants and non-employees are similar to those used for employees, except that a volatility of 80% was used.

     We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. Had compensation expense for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years ended June 30,
	2002	2003	2004
Net income — as reported	$9,400	$7,718	$12,992
Add: Stock-based compensation expense included in reported net income, net of tax	294	330	320
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,414)	(2,790)	(4,045)

Net income – pro forma	$8,280	$5,258	$9,267

Net income per share — Basic:
As reported	$0.70	$0.33	$0.53

Pro forma	$0.61	$0.22	$0.38

Net income per share — Diluted:
As reported	$0.42	$0.31	$0.48

Pro forma	$0.37	$0.21	$0.34

     The fair value of each award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Years ended June 30,			Years ended June 30,
	2002	2003	2004	2002	2003	2004
Expected volatility	54.5%	82.2%	74.5%	54.5%	69.8%	65.0%
Expected life of options in years	5	5	5	0.4	0.4	0.5
Risk-free interest rate	4.4%	2.6%	3.0%	1.7%	1.4%	1.0%
Expected dividend yield	—	—	—	—	—	—

Fair value per share	$5.15	$4.24	$7.97	$3.23	$2.73	$2.57

Product Warranties

     We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time revenue is recognized. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, materials usage, and service delivery costs. Warranty costs incurred have not been material in recent years. However, we assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.

     Changes in our warranty liability for the years ended June 30, 2003 and 2004 are as follows (in thousands):

	2003	2004
Beginning accured warrranty	$1,002	$1,002
Provision for product warranties	201	242
Cost of warranty claims and settlements	(201)	(540)

Ending accured warranty	$1,002	$704

Advertising Expense

     All advertising costs are expensed as incurred. The advertising costs for the years ended June 30, 2002, 2003, and 2004 were $190,000, $169,000, and $159,000, respectively.

Comprehensive Income (Loss)

     Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) comprises unrealized gains and losses on available-for-sale securities.

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

Net Income Per Share

     Basic and diluted net income per share amounts are presented in conformity with the FAS 128, “Earning Per Share,” (“FAS 128”) for all periods presented. In accordance with FAS 128, basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase. Diluted net income per share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for stock options. Under the treasury stock method, the effect of stock options outstanding are not included in the computation of diluted net income per share for periods when their effect is anti-dilutive.

Accounting for Asset Retirement Obligations

     In fiscal 2003, we adopted Statement of Financial Accounting Standards FAS 143, “Accounting for Asset Retirement Obligations”, (“FAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of the liability can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The adoption of FAS 143 in fiscal 2003 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised in December 2003 by FIN 46R), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The adoption of FIN 46R did not and will not have a material impact on our financial position, results of operations, or cash flows, as we do not have an interest in any VIEs.

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

     In May 2003, the Financial Accounting Standards Board issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on our financial position, results of operations, or cash flows.

     In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), including investments accounted for under the cost method. The recognition and measurement guidance in EITF 03-01 must be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of EITF 03-01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

2. Completion of Initial Public Offering

     On February 1, 2002, we completed an initial public offering of 5,000,000 shares of common stock, resulting in net proceeds, after underwriters’ discounts and offering expenses, of $49.2 million. The underwriters purchased an additional 750,000 shares of common stock from certain selling stockholders from which we did not receive any proceeds. In connection with the initial public offering, we completed a change-of-domicile merger in which we were reincorporated in Delaware; our authorized capital was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share; each share of common stock, no par value, was converted into one share of common stock, $.001 par value; and all of the preferred stock, including the net exercise of warrants, was converted into 11,099,415 shares of common stock.

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

     During the year ended June 30, 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of the investment. No equity losses were recorded during the year ended June 30, 1999, as we did not have any carrying value associated with the investment.

     During the year ended June 30, 2000, we advanced to Foveon a total of $2,712,000 in return for convertible promissory notes. The notes were convertible into shares of Foveon preferred stock in accordance with the defined terms, had a term of ten years, and bore interest at rates ranging from 6.5% to 6.85%, payable at maturity. During the year ended June 30, 2000, we recorded our share of losses incurred by Foveon on the basis of our proportionate share of funding provided to Foveon by us and National and accordingly recorded additional equity losses limited to the then maximum carrying value of our total investment, which was $2,712,000, including the ownership of convertible debt securities issued by Foveon. Accordingly, the carrying value of our investment in Foveon was reduced to zero during the year ended June 30, 2001 as our share of losses incurred by Foveon exceeded the carrying value of the investment. As of June 30, 2004, the carrying value of our investment in Foveon remained zero. We are not obligated to provide additional funding to Foveon.

     In August 2000, the convertible promissory notes we held and related accrued interest were automatically converted into 443,965 shares of Foveon preferred stock in connection with an equity financing completed by Foveon.

     In connection with the issuance of the convertible promissory notes, we also received warrants to purchase 106,718 shares of Foveon Series B preferred stock and warrants to purchase 22,918 shares of Foveon Series C preferred stock at exercise prices of $5.88 and $6.76 per share, respectively. The preferred shares are convertible into common shares upon a firm underwritten public offering of Foveon common stock for proceeds of at least $20 million and a pre-offering market capitalization of at least $225 million. The voting rights of preferred stock were restricted as to the election of board of directors and certain protective provisions with respect to the sale of Foveon or substantially all the assets of Foveon. The preferred stockholders also have the right of first refusal in connection with the purchase of new securities to be offered by Foveon. As of June 30, 2004, our ownership interest in Foveon was approximately 17%.

4. Acquisition of NSM Technology Limited

     On June 26, 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company that was a wholly owned subsidiary of NSM Holdings Limited (NSM Holdings). NSM was a developer, manufacturer, and supplier of wireless telecommunication products and services. We acquired all of the outstanding shares of NSM in exchange for $960,000 in cash and a contingent payment of $240,000 that we made into an escrow account. Our CEO is a shareholder of NSM Holdings and currently owns approximately 3.86% of the outstanding shares of NSM Holdings.

     We allocated the total purchase price excluding the escrow payment based on available information with respect to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Goodwill	$1,160
Net tangible liabilities assurmed	(200)

Total consideration	$960

     Under the stock purchase agreement, we were required to pay up to an additional $240,000 in cash to NSM Holdings contingent upon the realization of certain assets acquired within six months from the date of acquisition. In fiscal 2004, we paid $34,000 under this contingent purchase price term.

     The results of operations for NSM prior to the acquisition date were not material in relation to our results of operations for any of the periods presented herein.

     As of June 30, 2003 and 2004, goodwill consisted of the following (in thousands):

	2003	2004
Carrying value of goodwill	$1,968	$1,927

5. Net Income Per Share

     The following table presents the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Years ended June 30,
	2002	2003	2004
Numerator for basic and diluted net income per share:
Net income	$9,400	$7,718	$12,992

Denominator for basic net income per share:
Weighted average common shares outstanding	13,529,537	23,472,526	24,417,596
Less: Weighted average shares subject to repurchase	(6,094)	—	—

Denominator for basic net income per share	13,523,443	23,472,526	24,417,596

Denominator for diluted net income per share:
Shares used above, basic	13,523,443	23,472,526	24,417,596
Dilutive stock options	2,484,360	1,659,338	2,689,935
Dilutive warrants	22,665	—	—
Dilutive preferred stock, until January 2002 initial public offering	6,492,418	—	—
Dilutive contingent shares	21,575	—	—

Denominator for diluted net income per share	22,544,461	25,131,864	27,107,531

Net income per share:
Basic	$0.70	$0.33	$0.53

Diluted	$0.42	$0.31	$0.48

     Diluted net income per share does not include the effect of the following potential antidilutive common shares:

	2002	2003	2004
Stock options outstanding	30,307	1,183,352	226,273

     The weighted-average price of stock options excluded from the computation of diluted earnings per shares was $15.84, $11.10, and $15.98 for the years ended June 30, 2002, 2003, and 2004, respectively.

6. Property and Equipment

     As of June 30, 2003 and 2004, property and equipment consisted of the following (in thousands):

	2003	2004
Equipment	$5,047	$5,443
Furniture	495	501

	5,542	5,944
Accumulated depreciation and amortization	(3,608)	(4,115)

Property and equipment, net	$1,934	$1,829

7. Leases, Equipment Financing Obligations, Indemnifications and Line of Credit

     We lease our domestic facility under an operating lease that expires on May 31, 2005. We lease our UK facility under an operating lease that expires on May 3, 2007. We lease our Hong Kong facility under a lease that expires on July 31, 2005. Total rent expense, recognized on a straight-line basis, was approximately $725,000, $975,000, and $1,074,000 for the years ended June 30, 2002, 2003, and 2004, respectively.

Equipment Financing Obligations

     We entered into a $750,000 equipment financing line agreement during the year ended June 30, 2001. At June 30, 2003 and 2004, the outstanding balance under this line approximated $211,000 and $28,000, respectively. Obligations under this facility bear interest at rates ranging between 5.80% and 7.60% per year, are payable monthly through September 2004, and are subject to certain financial covenants. Assets acquired under this arrangement secure the related obligations.

Leases

     We also lease certain software and equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment acquired under capital leases aggregated approximately $143,000 at June 30, 2004. No acquisitions of equipment under capital leases were made during the years ended June 30, 2003 or 2004. Amortization expense related to assets under capital leases is included in depreciation expense. At June 30, 2003 and 2004, the outstanding balance payable under these capital leases approximated $48,000 and $0, respectively.

Indemnifications

     In connection with certain third-party agreements we have executed in the past, we are obligated to indemnify the third party in connection with any technology infringement by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification.

     The aggregate future minimum rental commitments as of June 30, 2004 for noncancelable operating leases and capital and equipment financing obligations with initial or remaining terms in excess of one year are as follows (in thousands):

		Capital Leases
		and Equipment
	Operating	Financing
	Leases	Obligations
2005	$1,055	$28
2006	328	—
2007	267	—

Total minimum lease payments	$1,650	28

Less amounts representing interest		—

Present value of net minimum lease payments		$28

     The software and equipment recorded under capital leases included in property and equipment was $925,000 as of June 30, 2003 and 2004. Related accumulated depreciation was $801,000 and $918,000 as of June 30, 2003 and 2004, respectively.

Line of Credit

     In August 2001, we entered into a $4.2 million revolving line of credit with a bank. This revolving line of credit was set to expire on November 29, 2003 and had an interest rate equal to the bank’s prime lending rate, which was 4.00% at June 30, 2004. On November 25, 2003, we signed a loan modification agreement extending the expiration to November 29, 2004. Borrowings under this line of credit are subject to certain financial and non-financial covenants and are limited to 75% of qualifying accounts receivable as defined in the agreement with the bank. This line of credit agreement places restrictions on the payment of any dividends. As of June 30, 2004 and 2003, we had not borrowed any amounts under this facility.

8. Stockholders’ Equity

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

Preferred Stock

     We are authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series and to fix the rights, preferences, and privileges of the shares of each wholly unissued series and any of its qualifications, limitations, or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

     The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of June 30, 2004, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.

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

     The 1986 Stock Option Plan expired by its terms with respect to any future option grants effective November 1996. At June 30, 2004, all shares available for issuance were pursuant to the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Incentive Compensation Plan.

     In October 2002, we granted 200,000 options to a consultant that at the time were to vest over four years. However, in December 2002, we hired the consultant as an employee. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, we remeasured the intrinsic value of the option grant on the date the consultant became an employee and recorded deferred compensation in the amount of $734,000 as the aggregate difference between the stock price and the exercise price of $4.34 for these options on the date of employment status change. We are amortizing the deferred compensation balance over the remaining vesting periods of the option.

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

     The following table summarizes option activity for the years ended June 30, 2002, 2003, and 2004:

	Options		Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Balance at June 30, 2001	742,684	3,971,241	$2.81
Additional shares authorized	600,000	—
Options granted	(1,148,240)	1,148,240	$9.90
Options exercised	—	(443,518)	$1.88
Options cancelled	169,711	(169,711)	$4.56

Balance at June 30, 2002	364,155	4,506,252	$4.64
Additional shares authorized	2,838,077	—
Options granted	(1,541,500)	1,541,500	$6.25
Options exercised	—	(491,768)	$3.00
Options cancelled	346,790	(346,790)	$10.12

Balance at June 30, 2003	2,007,522	5,209,194	$4.90
Additional shares authorized	1,829,116	—
Options granted	(1,316,750)	1,316,750	$12.76
Options exercised	—	(985,688)	$4.32
Options cancelled	109,575	(109,575)	$7.29

Balance at June 30, 2004	2,629,463	5,430,681	$6.87

     The following table summarizes stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$.60 - $2.00	709,210	4.71	$1.48	709,210	$1.48
$2.50 - $2.90	484,612	5.50	$2.53	482,814	$2.53
$3.00	566,688	6.24	$3.00	376,117	$3.00
$3.50 - $5.50	381,160	7.61	$4.26	205,144	$4.25
$6.00	571,472	8.09	$6.00	239,955	$6.00
$6.50 - $8.50	1,081,139	7.83	$7.86	378,793	$8.01
$9.00 - $9.96	861,250	8.51	$9.59	46,660	$9.08
$10.91 - $15.80	331,000	9.36	$12.65	—	—
$16.40	433,250	9.57	$16.40	—	—
$18.70	10,900	7.83	$18.70	2,233	$18.70

$.60 - $18.70	5,430,681	7.40	$6.87	2,440,926	$3.78

     At June 30, 2003, 2,035,495 shares were exercisable at a weighted average exercise price of $3.16.

Deferred Compensation

     We recorded deferred stock compensation of $1,940,000 and $734,000 during the years ended June 30, 2001 and 2003, respectively, representing the aggregate difference between the exercise prices of options granted to employees and the deemed fair values for common stock subject to the options as of the respective measurement dates. These amounts are being amortized by charges to operations, on a straight-line basis over the vesting periods of the individual stock options. During the years ended June 30, 2002, 2003, and 2004, we recorded $453,000, $516,000, and $517,000, respectively, of amortization expense related to deferred stock compensation. Also, we recorded reversals of $111,000, $136,000, and $33,000 of deferred stock compensation and amortization expense for terminated employees during the years ended June 30, 2002, 2003, and 2004, respectively.

Shares Reserved for Future Issuance

     As of June 30, 2004, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	5,430,681
Stock options available for grant	2,629,463
Employee stock purchase plan shares	904,642

Reserved for future issuance	8,964,786

9. Notes Receivable from Stockholders

     During the years ended June 30, 1999 and 2000, we received $493,000 and $300,000, respectively, of full-recourse notes receivable from certain employees, which notes bore interest at rates ranging from 4.5% to 6.1%, in consideration for stock issued upon the exercise of stock options. During the year ended June 30, 2001, we received $200,000 of full-recourse and $73,000 of non-recourse notes receivable from certain employees in consideration for stock issued upon the exercise of stock options. These notes bore interest rates ranging from 6.1% to 6.3%. The notes and accrued interest, which are compounded semiannually, become due over the period from December 2002 to October 2009 or upon termination of employment, whichever is earlier. The non-recourse notes receivable were issued in connection with fully vested and exercisable stock options. We received cash payments aggregating $856,000 and $20,000 in 2003 and 2004, respectively, on these notes receivable. As of June 30, 2003, the principal amount outstanding was $20,000 and as of June 30, 2004, the notes had been paid in full.

10. Employee benefit plans

401(k) Plan

     We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $13,000. The annual limit for employees who are 50 years or older is $16,000. We provide matching funds of 10% of the employee’s contribution up to a maximum of $1,300.

2001 Employee Stock Purchase Plan

     We adopted the 2001 Employee Stock Purchase Plan in February 2001. The stock purchase plan became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The stock purchase plan allows employees to designate up to 15% of their total compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of fair market value. During the year ended June 30, 2004, 165,833 shares of common stock were issued under the stock purchase plan.

11. Income Taxes

     Income before provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2002	2003	2004
U.S.	$14,198	$11,602	$20,340
Foreign	258	460	586

	$14,456	$12,062	$20,926

     The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2002	2003	2004
Current tax expense:
Federal	$5,341	$3,487	$7,230
State	920	871	1,188
Foreign	140	168	35

	6,401	4,526	8,453
Deferred tax expense (benefit):
Federal	(1,345)	121	(427)
State	—	(303)	(115)
Foreign	—	—	23

	(1,345)	(182)	(519)

	$5,056	$4,344	$7,934

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years ended June 30,
	2002	2003	2004
Provision at U.S. federal statutory rate	$5,059	$4,222	$7,324
State income taxes	598	369	657
Change in valuation allowance	(789)	—	(332)
Goodwill and other intangible assets	47	—	—
Research and development credit	(400)	(314)	(328)
Amortization of deferred compensation	121	(396)	—
Meals, entertainment, and other permanent differences	420	463	613

	$5,056	$4,344	$7,934

     As of June 30, 2003 and 2004, significant components of our deferred tax assets are as follows (in thousands):

	2003	2004
Deferred tax assets:
Investment writedowns	$1,094	$1,097
Inventory writedowns	449	984
Warranty reserve	404	285
Depreciation and amortization	217	338
Accrued compensation	569	449
Accruals not currently deductible	602	145
Credit carryforwards	—	194
Foreign loss carryforwards	565	595

	3,900	4,087
Valuation allowance	(2,012)	(1,680)

	1,888	2,407
Deferred tax liabilities:
Foreign income repatriation	(20)	(20)

	(20)	(20)

Net deferred tax assets	$1,868	$2,387

     Realization of deferred tax assets depends on our generating sufficient taxable income in future years to obtain benefit from the reversal of deferred tax assets. As of June 30, 2004, a valuation allowance of $1,680,000 had been established to reduce the deferred tax assets to the levels that we believe are more likely than not to be realized through future taxable income. The valuation allowance (decreased)/increased by ($2,046,000), $624,000, and ($332,000) during the years ended June 30, 2002, 2003, and 2004, respectively. The valuation allowance primarily relates to our foreign loss carryforwards and investment writedowns.

     As of June 30, 2004, we had no available federal and state net operating loss carryforwards or federal credit carryforwards to offset future income tax liabilities. We have state tax credit carryforwards available to offset future state taxes of $194,000. We have net operating loss carryforwards of approximately $3,400,000 generated in a foreign jurisdiction, which can be utilized to offset future taxable income in the foreign jurisdiction. There is no expiration date for either the state tax credit carryforwards or the foreign net operating loss carryforwards.

12. Segment, Customers, and Geographic Information

     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the notebook computer market and information appliances (“iAppliances and other electronic devices”) market. The notebook computer market accounted for 98%, 93%, and 84% of our net revenue in the years ended June 30, 2002, 2003, and 2004, respectively.

     The following is a summary of net revenue within geographic areas based on our customers’ location (in thousands):

	Years ended June 30,
	2002	2003	2004
Taiwan	$77,807	$55,171	$37,211
United States	3,240	4,342	5,693
Korea	2,502	4,629	4,307
China	5,280	25,979	75,899
Japan	3,945	5,286	3,698
Other	7,427	5,294	6,468

	$100,201	$100,701	$133,276

     As of June 30, 2003 and 2004, long-lived assets within geographic areas consisted of the following (in thousands):

	2003	2004
Taiwan	$36	$12
United Kingdom	356	158
United States	1,498	1,601
Japan	—	6
Hong Kong	44	52

	$1,934	$1,829

     Major customers as a percentage of total revenue:

	Years ended June 30,
	2002	2003	2004
Customer A	16%	2%	1%
Customer B	7%	14%	25%
Customer C	12%	—	—
Customer D	5%	6%	10%

SCHEDULE II

SYNAPTICS INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ending June 30, 2002, 2003, and 2004
(in thousands)

	Balance at	Additions	Adjustments	Balance at
	beginning	charged to	to	end of
	of year	expense	reserve	year
Reserve deducted from assets — allowance for doubtful accounts:
2002	$125	75	—	200
2003	200	10	50	160
2004	160	—	30	130

EXHIBIT INDEX

Exhibit
Number	Exhibit
2	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (2)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (3)

10.10	Lease dated as of September 17, 1999 by and between Silicon Valley Properties, LLC as Landlord and the registrant as Tenant (3)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant (3)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini, as of April 23, 2002 with W. Ronald Van Dell, and as of June 26, 2004 with Clark F. Foy and Jon R. Stone (1)

10.18	Severance Policy for Principal Executive Officers (5)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (5)

Exhibit
Number	Exhibit
10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003 (5)

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2003.