Form 10-Q
period 2004-09-25
SYNAPTICS INC
filed 2004-11-02
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

Number of shares of Common Stock outstanding at October 26, 2004: 25,540,373

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$59,837	$59,489
Short-term investments	37,463	36,810
Accounts receivable, net of allowances of $164 and $130, respectively	29,462	21,875
Inventories	7,684	6,525
Prepaid expenses and other current assets	3,323	3,083

Total current assets	137,769	127,782
Property and equipment, net	1,853	1,829
Goodwill	1,927	1,927
Other assets	1,040	1,115

	$142,589	$132,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,325	$9,220
Accrued compensation	3,143	4,594
Accrued warranty	596	704
Income taxes payable	7,102	4,018
Other accrued liabilities	3,296	2,594
Capital leases and equipment financing obligations	—	28

Total current liabilities	25,462	21,158
Note payable to a related party	1,500	1,500
Other liabilities	854	855
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 25,165,274 and 24,987,398 shares issued and outstanding, respectively	25	25
Additional paid-in capital	89,353	88,334
Deferred stock compensation	(532)	(634)
Accumulated other comprehensive loss	(79)	(160)
Retained earnings	26,006	21,575

Total stockholders’ equity	114,773	109,140

	$142,589	$132,653

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Net revenue	$38,091	$29,571
Cost of revenue (1)	20,899	17,426

Gross margin	17,192	12,145

Operating expenses:
Research and development (1)	6,043	5,096
Selling, general, and administrative (1)	3,766	3,074
Amortization of deferred stock compensation	102	137
Restructuring	—	432

Total operating expenses	9,911	8,739

Income from operations	7,281	3,406
Interest income	268	226
Interest expense	(26)	(34)

Income before provision for income taxes	7,523	3,598
Provision for income taxes	3,092	1,331

Net income	$4,431	$2,267

Net income per share:
Basic	$0.18	$0.09

Diluted	$0.16	$0.09

Shares used in computing net income per share:
Basic	25,098,648	24,013,482

Diluted	27,693,808	26,526,878

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$4	$5
Research and development	8	30
Selling, general, and administrative	90	102

Amortization of deferred stock compensation	$102	$137

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$4,431	$2,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	222	299
Amortization of deferred stock compensation	102	151
Changes in operating assets and liabilities:
Accounts receivable	(7,587)	(2,769)
Inventories	(1,159)	1,375
Prepaid expenses and other current assets	(240)	402
Other assets	75	14
Accounts payable	2,105	(1,050)
Accrued compensation	(1,451)	16
Accrued warranty	(108)	(33)
Income taxes payable	3,084	1,332
Other accrued liabilities	702	(573)
Other liabilities	(1)	15

Net cash provided by operating activities	175	1,446

Cash flows from investing activities
Purchases of short-term investments	(4,200)	(3,194)
Proceeds from sales and maturities of short-term investments	3,628	4,710
Purchase of property and equipment	(246)	(132)

Net cash (used in) provided by investing activities	(818)	1,384

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(28)	(90)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	1,019	893

Net cash provided by financing activities	991	803

Net increase in cash and cash equivalents	348	3,633
Cash and cash equivalents at beginning of period	59,489	41,697

Cash and cash equivalents at end of period	$59,837	$45,330

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$3
Cash paid for income taxes	—	—

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2004.

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

     On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions we believe to be reasonable at the time the estimates are made.

     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions.

Stock-Based Incentive Compensation

     We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2004	2003
Net income - as reported	$4,431	$2,267
Add: Total stock-based compensation included in reported net income, net of tax	60	86
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,349)	(965)

Net income - pro forma	$3,142	$1,388

Net income per share - basic:
As reported	$0.18	$0.09

Pro forma	$0.13	$0.06

Net income per share - diluted:
As reported	$0.16	$0.09

Pro forma	$0.11	$0.05

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

			Employee Stock
	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected volatility	64.4%	74.7%	64.4%	74.7%
Expected life in years	5	5	0.5	0.4
Risk-free interest rate	3.4%	3.2%	1.9%	1.3%
Fair value per award	$10.36	$6.40	$2.56	$2.49

2. Revenue Recognition

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time we recognize revenue, which is typically upon shipment, based on historical experience. We record contract revenue for research and development as earned as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.

3. Net Income Per Share

     Basic net income per share amounts have been computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share amounts also include the effect of potentially dilutive securities, including stock options, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2004	2003
Numerator for basic and diluted net income per share:
Net income	$4,431	$2,267

Denominator for basic net income per share:
Weighted average common shares outsanding	25,099	24,013

Denominator for basic net income per share	25,099	24,013

Denominator for diluted net income per share:
Shares used above, basic	25,099	24,013
Effect of dilutive stock options	2,595	2,514

Denominator for diluted net income per share	27,694	26,527

Net income per share:
Basic	$0.18	$0.09

Diluted	$0.16	$0.09

     Options to purchase 702,400 and 19,000 shares of common stock that were outstanding during the three months ended September 30, 2004 and 2003 were not included in the computation of diluted earnings per share for these periods because the options’ exercise prices were greater than the average market price of our common stock during these periods, and therefore, their effect would have been antidilutive.

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

5. Restructuring

     In late June 2003, we completed the acquisition of NSM Technology Limited, or NSM, a Hong Kong company. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge, consisting primarily of severance costs for the terminated employees incurred during the three months ended September 30, 2003.

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2004	2004
Raw materials	$7,285	$6,044
Finished goods	399	481

	$7,684	$6,525

     Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to its net realizable value are charged to cost of revenue.

     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value.

7. Goodwill

     As of September 30, 2004 and June 30, 2004, the carrying value of goodwill was $1,927,000. We review the carrying value of goodwill at least annually for impairment. Based on our latest review, we determined there was no impairment of carrying value.

8. Product Warranties and Indemnifications

     We generally warrant our products for a period of 12 months or more from the date of sale and estimate probable product warranty costs at the time we recognize revenue. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, material usage, and service delivery costs. Warranty costs incurred have not been material in recent years. However, we assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.

     Changes in our warranty liability for the three-month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Beginning accrued warranty	$704	$1,002
Provision for product warranties	427	255
Cost of warranty claims and settlements	(535)	(288)

Ending accrued warranty	$596	$969

     Certain third-party agreements obligate us to indemnify the third party in connection with any technology infringement by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have maximum stated liabilities. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification.

9. Income Taxes

     The income tax provision for the three months ended September 30, 2004 and 2003 reflects an effective income tax rate based on expected pre-tax income for the applicable fiscal year. The effective tax rate for the three months ended September 30, 2004 was approximately 41.1% and diverged from the combined federal and state statutory rate primarily due to permanent taxable differences partially offset by the benefit of research and development tax credits and tax exempt interest income. The effective tax rate for the three months ended September 30, 2003 was approximately 37.0% and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits and tax exempt interest income partially offset by permanent taxable differences.

10. Segment, Customers, and Geographic Information

     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: notebook computer applications and information appliances applications. Notebook computer applications accounted for 67% and 91% of revenue for the three months ended September 30, 2004 and 2003, respectively.

     The following is a summary of revenue within geographic areas based on the customer location (in thousands):

     Revenue from sales to unaffiliated customers:

	Three Months Ended
	September 30,
	2004	2003
China	$29,628	$14,361
Taiwan	5,940	10,353
Other	2,523	4,857

	$38,091	$29,571

     Major customer revenue data as a percentage of total revenue:

	Three Months Ended
	September 30,
	2004	2003
Customer A	36%	15%
Customer B	7%	11%

     Major customer accounts receivable data as a percentage of total accounts receivable:

	As of	As of
	September 30,	June 30,
	2004	2004
Customer A	44%	31%
Customer B	9%	16%
Customer C	6%	10%

11. Comprehensive Income

     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the three months ended September 30, 2004 and 2003. Accordingly, comprehensive income closely approximated actual net income.

12. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised in December 2003 by FIN 46R), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The adoption of FIN 46R did not have a material impact on our financial position, results of operations, or cash flows, as we do not have an interest in any VIEs.

     In June 2004, the EITF issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-01 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-01 are effective for our fiscal 2005 annual consolidated financial statements. The adoption of EITF 03-01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2004.

     In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and market share gains in the notebook, iAppliance, and other electronic device markets; current or emerging competition in the notebook, iAppliance and other electronic devices markets; revenue from the notebook, iAppliance, and other electronic device markets; growth rates of these markets; average selling prices; product mix; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2004, including particularly the section captioned “Business – Risk Factors”.

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. From our inception in 1986 through 1994, we were a development stage company, which focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad. We are now the world’s leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal 2004, we estimate more than half of notebook computers and HDD portable digital music players shipped contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.

     Our manufacturing operations are based on a virtual manufacturing model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to reduce our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.

     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. These cost-improvement programs include reducing component costs and implementing design and process improvements. Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margin.

     Our research and development expenses include expenses related to product development, engineering, supplies, and materials, as well as the costs incurred to design interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to adapt existing technologies or develop new technologies for new markets.

     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, reflecting incremental staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets.

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the dates of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the applicable vesting period. Options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options. As of September 30, 2004, there was $532,000 of deferred stock compensation remaining to be amortized in future periods.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances at the time we recognize revenue, which is typically upon shipment, based on historical experience. We record contract revenue for research and development as earned as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we must make judgments and estimates on the collectibility of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required.

Inventory

     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. The following factors influence our estimates: unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value.

Product Warranties

     We provide for the estimated cost of product warranties at the time we recognize revenue. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, materials usage, and service delivery costs incurred in correcting a product failure. We exercise judgment in determining the estimates underlying our accrued warranty liability. The actual results with regard to warranty expenditures could have a material adverse effect on our operating results if the actual rate of unit failure is greater than what we used in estimating the accrued warranty liability.

Income Taxes

     We recognize federal, state, and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the then current fiscal year for each tax jurisdiction. We also recognize federal, state, and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryforwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. If our assumptions, and consequently our estimates, change in the future, the valuation allowance we have established for our deferred tax assets may be changed, which could impact income tax expense. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

Results of Operations

Three months ended September 30, 2004 compared with the three months ended September 30, 2003

	Three Months Ended
	September 30,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	54.9%	58.9%

Gross margin	45.1%	41.1%
Operating expenses:
Research and development	15.9%	17.2%
Selling, general, and administrative	9.9%	10.4%
Amortization of deferred stock compensation.	0.2%	0.5%
Restructuring	0.0%	1.5%

Total operating expenses.	26.0%	29.6%

Income from operations	19.1%	11.5%
Interest income	0.7%	0.8%
Interest expense	-0.1%	-0.1%

Income before provision for income taxes	19.7%	12.2%

Provision for income taxes.	8.1%	4.5%

Net income	11.6%	7.7%

     Net Revenue. Net revenue was $38.1 million for the three months ended September 30, 2004 compared with $29.6 million for the three months ended September 30, 2003, an increase of 28.8%. The net increase in revenue was primarily attributable to a 35% increase in unit shipments in the September 2004 quarter compared with the September 2003 quarter. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 17% of total revenue for the three months ended September 30, 2004 compared with 27% for the three months ended September 30, 2003. Our non-PC revenue grew to approximately 33% of total revenue for the three months ended September 30, 2004 from 9% of total revenue for the three months ended September 30, 2003, primarily driven by increased demand for HDD portable digital music players that utilize our capacitive interface solutions.

     Gross Margin. Gross margin as a percentage of revenue was 45.1% for the three months ended September 30, 2004 compared with 41.1% for the three months ended September 30, 2003. The improvement in gross margin as a percentage of revenue primarily reflected the benefit of a favorable product mix, improved manufacturing yields, and lower manufacturing costs, which was driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by a lower average selling price resulting from general competitive pricing pressure.

     Research and Development Expenses. Research and development expenses decreased as a percentage of revenue to 15.9% from 17.2%, while spending on research and development activities increased 18.6% to $6.0 million from $5.1 million for the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The increase in research and development expenses reflected higher employee compensation costs resulting from increased staffing, the impact of our annual performance review process and incentive pay programs, and to a lesser extent, higher project related expenses, partially offset by lower outside service costs and depreciation charges.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 9.9% from 10.4%, while spending on selling, general, and administrative activities increased 22.5% to $3.8 million from $3.1 million for the three months ended September, 30, 2004 compared with the three months ended September 30, 2003. The increase in selling, general, and administrative expenses resulted primarily from higher compensation costs associated with our annual review process and incentive pay programs, increased staffing, increased legal fees, higher travel costs, and our generally higher operating levels.

     Amortization of Deferred Stock Compensation. The three months ended September 30, 2004 included amortization expense for deferred stock compensation of $102,000 compared with $137,000 for the three months ended September 30, 2003. We expect to record amortization expense for deferred stock compensation of approximately $228,000 in the remaining nine months of fiscal 2005 and the balance of approximately $304,000 in future years.

     Restructuring. In late June 2003, we completed the acquisition of NSM. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge, consisting primarily of severance costs for terminated employees that occurred in the first quarter of fiscal 2004.

     Net Interest Income. Net interest income was $242,000 for the three months ended September 30, 2004 compared with $192,000 for the three months ended September 30, 2003, resulting from higher average invested cash balances partially offset by generally lower interest rates.

     Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2004 was $3.1 million compared with $1.3 million for the three months ended September 30, 2003, reflecting the combination of higher pre-tax profit levels and a higher effective tax rate. The income tax provision represented estimated federal and state taxes and the foreign taxes associated with our operations in the United Kingdom, Hong Kong, Taiwan, and Japan for the three months ended September 30, 2004 and 2003. The effective tax rate for the three months ended September 30, 2004 was approximately 41.1% and diverged from the combined federal and state statutory rate primarily due to permanent taxable differences partially offset by the benefit of research and development tax credits and tax exempt interest income. The effective tax rate for the three months ended September 30, 2003 was approximately 37.0% and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits and tax exempt interest income partially offset by permanent taxable differences.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $97.3 million as of September 30, 2004 compared with $96.3 million as of June 30, 2004, an increase of $1.0 million.

     During the three months ended September 30, 2004, operating activities generated cash of approximately $175,000 compared with $1.4 million of cash generated during the three months ended September 30, 2003. For the three months ended September 30, 2004, the net cash provided by operating activities was mainly attributable to net income of $4.4 million, plus depreciation and amortization of deferred stock compensation totaling $324,000, partially offset by higher working capital of $4.6 million. The increase in working capital relates primarily to the $7.6 million increase in accounts receivable, which resulted from approximately 60% of our revenue occurring in the last month of the quarter. For the three months ended September 30, 2003, net cash provided by operating activities was mainly attributable to net income of $2.3 million, plus depreciation and amortization of deferred stock compensation totaling $450,000, partially offset by higher working capital of $1.3 million.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2004 used net cash of $818,000 compared with net cash provided of $1.4 million during the three months ended September 30, 2003. During the three months ended September 30, 2004, net cash used in investing activities consisted of purchases of $4.2 million of short-term investments and $246,000 of capital equipment, offset by $3.6 million in proceeds from the sales and maturities of short-term investments. Cash provided by investing activities during the three months ended September 30, 2003 consisted of proceeds from sales and maturities of short-term investments of $4.7 million partially offset by cash used for purchases of $3.2 million of short-term investments and $132,000 of capital equipment.

     Our financing activities for the three months ended September 30, 2004 and 2003 primarily related to proceeds from common stock issued under our stock option plans and employee stock purchase plan, less payments made on capital lease and equipment financing obligations. Net cash provided by financing activities for the three months ended September 30, 2004 was $991,000 compared with $803,000 for the three months ended September 30, 2003.

     In connection with the upcoming expiration of our San Jose facility lease in May 2005, we reviewed various options, including negotiation of an extended lease term, entering into a new lease for a new location, or purchasing a building. As a result of our review, we have determined to focus on locating and purchasing a suitable facility meeting our forecasted personnel needs. During the next few months, we expect to enter into and close a purchase agreement for a building in the general location of our existing facility to ensure a timely and orderly relocation before our current lease expires.

     Our principal sources of liquidity as of September 30, 2004 consisted of $97.3 million in cash, cash equivalents, and short-term investments and a $10 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which we may decide to renew prior to expiration on November 29, 2004, has an interest rate equal to Silicon Valley Bank’s prime lending rate and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of September 30, 2004. The long-term note payable of $1.5 million to National Semiconductor represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., in which National Semiconductor is also an investor. We do not anticipate making any payments under the limited-recourse loan with National Semiconductor, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

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

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2004 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Note payable and interest	$2,267	$—	$2,267	$—	$—
Building leases	1,383	793	590	—	—
Inventory purchase obligations	202	202

Total	$3,852	$995	$2,857	$—	$—

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised in December 2003 by FIN 46R), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The adoption of FIN 46R did not have a material impact on our financial position, results of operations, or cash flows, as we do not have an interest in any VIEs.

     In June 2004, the EITF issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities”,

including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-01 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-01 are effective for our fiscal 2005 annual consolidated financial statements. The adoption of EITF 03-01 is not expected to have a material impact on our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk for our company has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

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

SYNAPTICS INCORPORATED

(Registrant)

Date: November 2, 2004	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer and Chief Administrative Officer