Form 10-Q
period 2004-12-25
SYNAPTICS INC
filed 2005-01-28
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

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

Number of shares of Common Stock outstanding at January 26, 2005: 26,276,187

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$193,444	$59,489
Short-term investments	36,460	36,810
Accounts receivable, net of allowances of $174 and $130, respectively	34,629	21,875
Inventories	10,934	6,525
Prepaid expenses and other current assets	3,214	3,083

Total current assets	278,681	127,782
Property and equipment, net	2,129	1,829
Goodwill	1,927	1,927
Other assets	5,499	1,115

	$288,236	$132,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,352	$9,220
Accrued compensation	4,596	4,594
Accrued warranty	451	704
Income taxes payable	2,401	4,018
Other accrued liabilities	4,541	2,594
Capital leases and equipment financing obligations	—	28

Total current liabilities	23,341	21,158
Note payable to a related party	1,500	1,500
Other liabilities	866	855
Convertible senior subordinated notes	125,000	—
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 26,135,918 and 24,987,398 shares issued and outstanding, respectively	26	25
Additional paid-in capital	102,348	88,334
Deferred stock compensation	(447)	(634)
Accumulated other comprehensive loss	(128)	(160)
Retained earnings	35,730	21,575

Total stockholders’ equity	137,529	109,140

	$288,236	$132,653

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenue	$56,543	$34,274	$94,634	$63,845
Cost of revenue (1)	30,155	20,134	51,054	37,560

Gross margin	26,388	14,140	43,580	26,285

Operating expenses:
Research and development (1)	6,248	5,130	12,291	10,226
Selling, general, and administrative (1)	4,388	3,293	8,154	6,367
Amortization of deferred stock compensation	85	132	187	269
Restructuring	—	—	—	432

Total operating expenses	10,721	8,555	20,632	17,294

Income from operations	15,667	5,585	22,948	8,991
Interest income	397	229	665	455
Interest expense	(151)	(34)	(177)	(68)

Income before provision for income taxes	15,913	5,780	23,436	9,378
Provision for income taxes	6,189	2,279	9,281	3,610

Net income	$9,724	$3,501	$14,155	$5,768

Net income per share:
Basic	$0.38	$0.15	$0.56	$0.24

Diluted	$0.33	$0.13	$0.50	$0.22

Shares used in computing net income per share:
Basic	25,816	24,113	25,457	24,064

Diluted	29,372	26,725	28,641	26,603

(1) Amounts exclude amortization of deferred stock compensation as follows:
Cost of revenue	$3	$5	$7	$10
Research and development	—	25	8	55
Selling, general, and administrative	82	102	172	204

Amortization of deferred stock compensation	$85	$132	$187	$269

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities
Net income	$14,155	$5,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	468	565
Amortization of deferred stock compensation	187	283
Amortization of debt issuance costs	57	—
Tax benefit from stock options	7,747	—
Changes in operating assets and liabilities:
Accounts receivable	(12,754)	(4,536)
Inventories	(4,409)	1,347
Prepaid expenses and other current assets	(131)	440
Other assets	(141)	—
Accounts payable	2,132	(1,038)
Accrued compensation	2	616
Accrued warranty	(253)	(65)
Income taxes payable	(1,617)	2,758
Other accrued liabilities	1,947	(363)
Other liabilities	11	70

Net cash provided by operating activities	7,401	5,845

Cash flows from investing activities
Purchases of short-term investments	(4,200)	(8,985)
Proceeds from sales and maturities of short-term investments	4,582	8,291
Purchase of property and equipment	(768)	(386)

Net cash used in investing activities	(386)	(1,080)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(28)	(165)
Proceeds from issuance of convertible senior subordinated notes	125,000	—
Debt issuance costs	(4,300)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	6,268	1,532
Proceeds from repayment of notes receivable from stockholders	—	20

Net cash provided by financing activities	126,940	1,387

Net increase in cash and cash equivalents	133,955	6,152
Cash and cash equivalents at beginning of period	59,489	41,697

Cash and cash equivalents at end of period	$193,444	$47,849

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$4
Cash paid for income taxes	3,170	850

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2004.

     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions we believe to be reasonable at the time the estimates are made.

     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions.

Stock-Based Incentive Compensation

     We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income — as reported	$9,724	$3,501	$14,155	$5,768
Add: Total stock-based compensation included in reported net income, net of tax	52	81	112	165
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,256)	(901)	(2,643)	(1,852)

Net income — pro forma	$8,520	$2,681	$11,624	$4,081

Net income per share — basic:
As reported	$0.38	$0.15	$0.56	$0.24

Pro forma	$0.33	$0.11	$0.46	$0.17

Net income per share — diluted:
As reported	$0.33	$0.13	$0.50	$0.22

Pro forma	$0.29	$0.10	$0.41	$0.15

     In December 2004, the FASB finalized Statement of Financial Accounting Standards No. 123R “Share-Based Payment” which will require us to expense stock options based on grant date fair value in our financial statements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table.

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

			Employee Stock
	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Expected volatility	62.6%	61.2%	—	—
Expected life in years	5	5	—	—
Risk-free interest rate	3.7%	3.3%	—	—
Fair value per award	$13.89	$6.72	—	—

			Employee Stock
	Stock Options		Purchase Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Expected volatility	63.5%	68.2%	64.4%	74.7%
Expected life in years	5	5	0.5	0.4
Risk-free interest rate	3.5%	3.3%	1.9%	1.3%
Fair value per award	$10.79	$6.29	$2.56	$2.49

     There were no employee stock purchase plan purchases during the three months ended December 31, 2004 and December 31, 2003.

2. Revenue Recognition

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.

3. Net Income Per Share

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented have been computed 1) using the weighted average number of potentially dilutive shares issuable in connection with stock options under the treasury stock method, and 2) using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Basic net income per share	$9,724	$3,501	$14,155	$5,768
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	69	—	69	—

Diluted net income per share	$9,793	$3,501	$14,224	$5,768

Denominator:
Shares, basic	25,816	24,113	25,457	24,064
Effect of dilutive stock options	3,067	2,612	2,939	2,539
Effect of convertible notes	489	—	245	—

Shares, diluted	29,372	26,725	28,641	26,603

Net income per share:
Basic	$0.38	$0.15	$0.56	$0.24

Diluted	$0.33	$0.13	$0.50	$0.22

     Options to purchase 19,000, 36,242, and 32,838 shares of common stock that were outstanding during the three months ended December 31, 2003, and the six months ended December 31, 2004 and 2003, respectively, were not included in the computation of diluted net income per share for these periods because the exercise prices of such options were greater than the average market price of our common stock during these periods, and therefore, their effect would have been antidilutive. For the three months ended December 31, 2004, there were no options outstanding that would have been considered antidilutive in the calculation of diluted net income per share.

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

5. Restructuring

     In late June 2003, we completed the acquisition of NSM Technology Limited, or NSM, a Hong Kong company. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge in the first quarter of fiscal 2004, consisting primarily of severance costs for terminated employees.

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2004	2004
Raw materials	$10,761	$6,044
Finished goods	173	481

	$10,934	$6,525

     Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value are charged to cost of revenue.

     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which we purchase inventory from our contract manufacturers, we consider whether a write-down is required to reduce the carrying value of the inventory purchased to its net realizable value.

7. Goodwill

     As of December 31, 2004 and June 30, 2004, the carrying value of goodwill was $1,927,000. We review the carrying value of goodwill at least annually for impairment and, in connection with our latest review, determined there was no impairment of the carrying value.

8. Product Warranties and Indemnifications

     We generally warrant our products for a period of 12 months or more from the date of sale and estimate probable product warranty costs at the time we recognize revenue. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, materials usage, rework, and delivery costs. Warranty costs incurred have not been material in recent years. However, we assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.

     Changes in our warranty liability for the six-month periods ended December 31, 2004 and 2003 were as follows (in thousands):

	Six Months Ended
	December 31,
	2004	2003
Beginning accrued warranty	$704	$1,002
Provision for product warranties	288	255
Cost of warranty claims and settlements	(541)	(320)

Ending accrued warranty	$451	$937

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

9. Convertible Senior Subordinated Notes

     On December 7, 2004 and December 17, 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes (“the Notes”) maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which will be amortized over five years using the straight-line method. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.

     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the Securities and Exchange Commission covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured.

     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock (subject to adjustment in certain events). The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.

     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock.

     The Notes are unsecured senior subordinated obligations and rank junior in right of payment to all of our existing and future senior indebtedness, equal in right of payment with all of our existing and future indebtedness or other obligations that are not, by their terms, either senior or subordinated to the Notes, including trade debt and other general unsecured obligations that do not constitute senior or subordinated indebtedness, and senior in right of payment to all of our future indebtedness that, by its terms, is subordinated to the Notes. There are no financial covenants in the Notes.

10. Income Taxes

     The income tax provision for the three months and six months ended December 31, 2004 and 2003 reflects an effective income tax rate based on expected pre-tax income for the applicable fiscal year. The effective tax rates for the three months and six months ended December 31, 2004 and December 31, 2003 were approximately 38.9%, 39.4%, 39.6%, and 38.5%, respectively, and diverged from the combined federal and state statutory rate primarily due to permanent taxable differences offset by the benefit of research and development tax credits and tax exempt interest income. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

11. Segment, Customers, and Geographic Information

     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: personal computer (“PC”) applications, primarily notebook computers, and non-PC information appliance applications. PC applications accounted for 57% and 84% of net revenue for the three months ended December 31, 2004 and 2003, respectively, and 61% and 87% of net revenue for the six months ended December 31, 2004 and 2003, respectively.

     The following is a summary of net revenue within geographic areas based on the customer location (in thousands):

Net revenue from sales to unaffiliated customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
China	$42,893	$17,466	$72,521	$31,828
Taiwan	6,120	11,396	12,060	21,749
Other	7,530	5,412	10,053	10,268

	$56,543	$34,274	$94,634	$63,845

Major customer net revenue data as a percentage of total net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Customer A	37%	23%	37%	20%
Customer B	9%	11%	8%	11%

Major customer accounts receivable data as a percentage of total accounts receivable:

	As of	As of
	December 31,	June 30,
	2004	2004
Customer A	41%	31%
Customer B	4%	16%
Customer C	7%	10%
Customer D	10%	*

*	Less than 1%

12. Comprehensive Income

     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the six months ended December 31, 2004 and 2003. Accordingly, comprehensive income closely approximated actual net income.

13. Recent Accounting Pronouncements

     In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 are effective for our fiscal 2005 annual consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. We are currently evaluating the provisions of FAS 151 and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.

     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (“FAS”) No. 123R “Share-Based Payment” (“FAS 123R”), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 — Basis of Presentation–Stock-Based Incentive Compensation. The adoption of FAS 123R will have no effect on our cash flows, but will have a material adverse impact on our financial position and results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (“SP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. SP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings, if any, we would repatriate. Accordingly, we will complete our evaluation after the necessary guidance is provided.

14. Subsequent Events

     During the December 2004 quarter, we entered into an $8.5 million purchase agreement for a 70,000 square foot building located in Santa Clara, California, which closed escrow on January 5, 2005. We used cash for the purchase price and anticipate moving our current San Jose operations into the new facility prior to July 2005. We do not anticipate incurring material exit costs in connection with exiting our current San Jose lease agreement, which expires May 31, 2005.

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

     In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and market share in the notebook, iAppliance, and other electronic device markets; competition in the notebook, iAppliance, and other electronic devices markets; revenue from the notebook, iAppliance, and other electronic device markets; growth rates of these markets; average selling prices; product mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2004, including particularly the section captioned “Business – Risk Factors” and in conjunction with our registration statement on Form S-3, filed January 27, 2005, in connection with the registration of our 0.75% Convertible Senior Subordinated Notes due 2024, including particularly the section captioned “Risk Factors”.

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. From our inception in 1986 through fiscal 1995, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad. We are now the world’s leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal 2004, we estimate more than half of notebook computers and HDD portable digital music players shipped contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.

     Our manufacturing operations are based on a virtual manufacturing model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to reduce our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and generally issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly and test costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.

     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs and implementing design and process improvements. Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margin.

     Our research and development expenses include expenses related to product development, engineering, supplies, and materials, as well as the costs incurred to design interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.

     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, reflecting incremental staffing, commission expense associated with higher revenue levels, and additional personnel in anticipation of our continued growth in our existing markets and penetration into new markets.

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the dates of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the applicable vesting period. Options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options. As of December 31, 2004, there was $447,000 of deferred stock compensation remaining to be amortized. We expect to record amortization expense for deferred stock compensation of approximately $143,000 in the remaining six months of fiscal 2005 and the balance of approximately $304,000 in future years.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectibility of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required.

Inventory

     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which we purchase inventory from our contract manufacturers, we consider whether a write-down is required to reduce the carrying value of the inventory purchased to its net realizable value.

Product Warranties

     We provide for the estimated cost of product warranties at the time we recognize revenue. Our warranty obligation is affected by product failure rates, materials usage, rework, and delivery costs incurred in correcting a product failure. We exercise judgment in determining the estimates underlying our accrued warranty liability. The actual results with regard to warranty expenditures could have a material adverse effect on our operating results if the actual rate of unit failure or the associated costs of repair or replacement are greater than what we used in estimating the accrued warranty liability.

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

Results of Operations

Three months ended December 31, 2004 compared with the three months ended December 31, 2003

	Three Months Ended
	December 31,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	53.3%	58.7%

Gross margin	46.7%	41.3%

Operating expenses:
Research and development	11.0%	15.0%
Selling, general, and administrative	7.8%	9.6%
Amortization of deferred stock compensation	0.2%	0.4%

Total operating expenses	19.0%	25.0%

Income from operations	27.7%	16.3%
Interest income	0.7%	0.7%
Interest expense	-0.3%	-0.1%

Income before provision for income taxes	28.1%	16.9%
Provision for income taxes	10.9%	6.7%

Net income	17.2%	10.2%

     Net Revenue. Net revenue was $56.5 million for the three months ended December 31, 2004 compared with $34.3 million for the three months ended December 31, 2003, an increase of 65.0%. The net increase in revenue was primarily attributable to a 73% increase in unit shipments in the December 2004 quarter compared with the December 2003 quarter. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 14% of total revenue for the three months ended December 31, 2004 compared with approximately 25% for the three months ended December 31, 2003. Our non-PC revenue grew to 43% of total revenue for the three months ended December 31, 2004 from 16% of total revenue for the three months ended December 31, 2003, primarily driven by increased demand for HDD portable digital music players that utilize our capacitive interface solutions.

     Gross Margin. Gross margin as a percentage of revenue was 46.7% for the three months ended December 31, 2004 compared with 41.3% for the three months ended December 31, 2003. The improvement in gross margin as a percentage of revenue primarily reflected the benefit of a favorable product mix, improved manufacturing yields, and lower manufacturing costs, which was driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure.

     Research and Development Expenses. Research and development expenses decreased as a percentage of revenue to 11.0% from 15.0%, while spending on research and development activities increased 21.8% to $6.2 million for the three months ended December 31, 2004 compared with $5.1 million for the three months ended December 31, 2003. The increase in research and development expenses reflected higher employee compensation costs resulting from increased staffing and the impact of our annual performance review process and incentive pay programs, as well as increased project spending.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 7.8% from 9.6%, while spending on selling, general, and administrative activities increased 33.3% to $4.4 million for the three months ended December, 30, 2004 compared with $3.3 million for the three months ended December 31, 2003. The increase in selling, general, and administrative expenses reflected higher employee compensation costs resulting from increased staffing, the impact of our annual performance review process and incentive pay programs, increased corporate governance costs in connection with Sarbanes-Oxley compliance, increased legal fees, higher travel costs, and our generally higher operating levels.

     Amortization of Deferred Stock Compensation. The three months ended December 31, 2004 included amortization expense for deferred stock compensation of $85,000 compared with $132,000 for the three months ended December 31, 2003. We expect to record amortization expense for deferred stock compensation of approximately $143,000 in the remaining six months of fiscal 2005 and the balance of approximately $304,000 in future years.

     Interest Income. Interest income was $397,000 for the three months ended December 31, 2004 compared with $229,000 for the three months ended December 31, 2003, resulting from a combination of higher average invested cash balances and higher interest rates. The increase in cash balances was primarily the result of the net cash proceeds received from the issuance of our convertible senior subordinated notes in December 2004.

     Interest Expense. Interest expense was $151,000 for the three months ended December 31, 2004 compared with $34,000 for the three months ended December 31, 2003. The increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004.

     Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2004 was $6.2 million compared with $2.3 million for the three months ended December 31, 2003, reflecting the combination of higher pre-tax profit levels partially offset by a slightly lower effective tax rate. The income tax provision represented estimated federal, state, and foreign taxes for the three months ended December 31, 2004 and 2003. The effective tax rates for the three months ended December 31, 2004 and December 31, 2003 were approximately 38.9% and 39.4%, respectively, and diverged from the combined federal and state statutory rate primarily due to permanent taxable differences offset by the benefit of research and development tax credits and tax exempt interest income.

Six months ended December 31, 2004 compared with the six months ended December 31, 2003

	Six Months Ended
	December 31,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	53.9%	58.8%

Gross margin	46.1%	41.2%

Operating expenses:
Research and development	13.0%	16.0%
Selling, general, and administrative	8.6%	10.0%
Amortization of deferred stock compensation	0.2%	0.4%
Restructuring	0.0%	0.7%

Total operating expenses	21.8%	27.1%

Income from operations	24.3%	14.1%
Interest income	0.7%	0.7%
Interest expense	-0.2%	-0.1%

Income before provision for income taxes	24.8%	14.7%
Provision for income taxes	9.8%	5.7%

Net income	15.0%	9.0%

     Net Revenue. Net revenue was $94.6 million for the six months ended December 31, 2004 compared with $63.8 million for the six months ended December 31, 2003, an increase of 48.2%. The net increase in revenue was primarily attributable to a 55% increase in unit shipments for the six months ended December 31, 2004 compared with the six months ended December 31, 2003. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 15% of total revenue for the six months ended December 31, 2004 compared with 26% for the six months ended December 31, 2003. Our non-PC revenue grew to approximately 39% of total revenue for the six months ended December 31, 2004 from 13% of total revenue for the six months ended December 31, 2003, primarily driven by increased demand for HDD portable digital music players that utilize our capacitive interface solutions.

     Gross Margin. Gross margin as a percentage of revenue was 46.1% for the six months ended December 31, 2004 compared with 41.2% for the six months ended December 31, 2003. The improvement in gross margin as a percentage of revenue primarily reflected the benefit of a favorable product mix, improved manufacturing yields, and lower manufacturing costs, which was driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure.

     Research and Development Expenses. Research and development expenses decreased as a percentage of revenue to 13.0% from 16.0%, while spending on research and development activities increased 20.2% to $12.3 million for the six months ended December 31, 2004 compared with $10.2 million for the six months ended December 31, 2003. The increase in research and development expenses reflected higher employee compensation costs resulting from increased staffing, the impact of our annual performance review process and incentive pay programs, and higher project related expenses, partially offset by lower outside service costs and depreciation charges.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 8.6% from 10.0%, while spending on selling, general, and administrative activities increased 28.1% to $8.2 million for the six months ended December, 30, 2004 compared with $6.4 million for the six months ended December 31, 2003. The increase in selling, general, and administrative expenses reflected higher employee compensation costs resulting from increased staffing, the impact of our annual performance review process and incentive pay programs, increased corporate governance costs in connection with Sarbanes-Oxley compliance, increased legal fees, higher travel costs, and our generally higher operating levels.

     Amortization of Deferred Stock Compensation. The six months ended December 31, 2004 included amortization expense for deferred stock compensation of $187,000 compared with $269,000 for the six months ended December 31, 2003. We expect to record amortization expense for deferred stock compensation of approximately $143,000 in the remaining six months of fiscal 2005 and the balance of approximately $304,000 in future years.

     Restructuring. In late June 2003, we completed the acquisition of NSM. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge in the first quarter of fiscal 2004, consisting primarily of severance costs for terminated employees.

     Interest Income. Interest income was $665,000 for the six months ended December 31, 2004 compared with $455,000 for the six months ended December 31, 2003, resulting from a combination of higher average invested cash balances and higher interest rates. The increase in cash balances was primarily the result of the net cash proceeds received from the issuance of our convertible senior subordinated notes in December 2004.

     Interest Expense. Interest expense was $177,000 for the six months ended December 31, 2004 compared with $68,000 for the six months ended December 31, 2003. The increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004.

     Provision for Income Taxes. The provision for income taxes for the six months ended December 31, 2004 was $9.3 million compared with $3.6 million for the six months ended December 31, 2003, reflecting the combination of higher pre-tax profit levels and a higher effective tax rate. The income tax provision represented estimated federal, state, and foreign taxes for the six months ended December 31, 2004 and 2003. The effective tax rates for the six months ended December 31, 2004 and December 31, 2003 were approximately 39.6% and 38.5%, respectively, and diverged from the combined federal and state statutory rate primarily due to permanent taxable differences offset by the benefit of research and development tax credits and tax exempt interest income.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $229.9 million as of December 31, 2004 compared with $96.3 million as of June 30, 2004, an increase of $133.6 million. The increase in cash is primarily attributable to our issuing $125.0 million of convertible senior subordinated notes in December 2004 from which we received net proceeds of approximately $120.7 million after debt issuance costs of approximately $4.3 million.

     During the six months ended December 31, 2004, operating activities generated cash of approximately $7.4 million compared with $5.8 million of cash generated during the six months ended December 31, 2003. For the six months ended December 31, 2004, the net cash provided by operating activities was mainly attributable to net income of $14.2 million, plus depreciation, amortization of deferred stock compensation, and amortization of debt issuance costs totaling $712,000, and tax benefit from stock options totaling $7.7 million, partially offset by higher working capital of $15.2 million. The increase in working capital relates primarily to the $12.8 million increase in accounts receivable and the $4.4 million increase in inventory levels partially offset by higher accounts payable, all of which reflect our higher operating levels. For the six months ended December 31, 2003, net cash provided by operating activities was mainly attributable to net income of $5.8 million, plus depreciation and amortization of deferred stock compensation totaling $848,000, partially offset by higher working capital of $771,000.

     Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2004 used net cash of $386,000 compared with net cash used of $1.1 million during the six months ended December 31, 2003. During the six months ended December 31, 2004, net cash used in investing activities consisted of purchases of $4.2 million of short-term investments and $768,000 of capital equipment, partially offset by $4.6 million in proceeds from the sales and maturities of short-term investments. Cash used by investing activities during the six months ended December 31, 2003 consisted of cash used for purchases of $9.0 million of short-term investments and $386,000 of capital equipment, partially offset by proceeds from sales and maturities of short-term investments of $8.3 million.

     Our financing activities for the six months ended December 31, 2004 primarily related to proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $6.3 million from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $4.3 million of debt issuance costs. Our financing activities for the six months ended December 31, 2003 primarily related to proceeds from common stock issued under our stock option plans and employee stock purchase plan of $1.5 million, less payments made on capital lease and equipment financing obligations. Net cash provided by financing activities for the six months ended December 31, 2004 was $126.9 million compared with $1.4 million for the six months ended December 31, 2003.

     During the December 2004 quarter, we entered into an $8.5 million purchase agreement for a 70,000 square foot building located in Santa Clara, California, which closed escrow on January 5, 2005. We used cash for the purchase price and anticipate moving our current San Jose operations into the new facility prior to July 2005. We do not anticipate incurring material exit costs in connection with exiting our current San Jose lease agreement, which expires May 31, 2005.

     Our principal sources of liquidity as of December 31, 2004 consisted of $229.9 million in cash, cash equivalents, and short-term investments and a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 27, 2005, has an interest rate equal to Silicon Valley Bank’s prime lending rate and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of December 31, 2004.

     On December 7, 2004 and December 17, 2004, we issued an aggregate of $125.0 million through the issuance of convertible senior subordinated notes (“the Notes”) maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which will be amortized over five years using the straight-line method. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.

     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the Securities and Exchange Commission covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured.

     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock (subject to adjustment in certain events). The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.

     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock.

     The Notes are unsecured senior subordinated obligations and rank junior in right of payment to all of our existing and future senior indebtedness, equal in right of payment with all of our existing and future indebtedness or other obligations that are not, by their terms, either senior or subordinated to the Notes, including trade debt and other general unsecured obligations that do not constitute senior or subordinated indebtedness, and senior in right of payment to all of our future indebtedness that, by its terms, is subordinated to the Notes. There are no financial covenants in the Notes.

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

     We have also registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.

     We believe our existing cash balances will be sufficient to meet our cash requirements at least through the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all.

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2004 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible debt and interest	$143,734	$922	$1,875	$1,875	$139,062
Note payable and interest	2,301	—	2,301	—	—
Building purchase	8,500	8,500	—	—	—
Building leases	1,148	696	452	—	—
Inventory purchase obligations	202	202	—	—	—

Total	$155,885	$10,320	$4,628	$1,875	$139,062

     Our convertible debt includes a provision allowing the noteholders to require us, at the noteholders’ option, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the 3-5 years period would be increased by $125,000,000 to a total of $126,875,000 and our contractual obligations for amounts due in more than 5 years would be reduced by $139,062,000 to a total of $0.

Recent Accounting Pronouncements

     In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 are effective for our fiscal 2005 annual consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. We are currently evaluating the provisions of FAS 151 and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.

     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (“FAS”) No. 123R “Share-Based Payment” (“FAS 123R”), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 — Basis of Presentation–Stock-Based Incentive Compensation. The adoption of FAS 123R will have no effect on our cash flows, but will have a material adverse impact on our financial position and results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (“SP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. SP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings, if any, we would repatriate. Accordingly, we will complete our evaluation after the necessary guidance is provided.

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

     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2004 Annual Meeting of Stockholders was held on October 19, 2004 for the purpose of electing two directors to serve for three-year terms expiring in 2007, to approve our 2001 Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and to ratify the appointment of KPMG LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending June 25, 2005.

     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2007 as set forth in the Proxy Statement:

Nominee	Votes in Favor	Withheld
Federico Faggin	14,948,716	8,284,757
W. Ronald Van Dell	20,850,948	2,382,525

     The following directors’ terms of office continued after the 2004 Annual Meeting of Stockholders: Francis F. Lee, Richard L. Sanquini, and Keith B. Geeslin.

     Approval of our 2001 Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
18,104,423	973,793	113,732	4,041,525

     Additionally, ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending June 25, 2005 was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
20,633,067	2,594,454	5,952	—

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED (Registrant)
Date: January 28, 2005	By:	/s/ Francis F. Lee
		Name:	Francis F. Lee
		Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel
		Name:	Russell J. Knittel
		Title:	Senior Vice President, Chief Financial Officer and Chief Administrative Officer