Form 10-Q
period 2005-03-26
SYNAPTICS INC
filed 2005-05-03
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of Common Stock outstanding at April 28, 2005: 25,728,674

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$125,949	$59,489
Short-term investments	106,651	36,810
Accounts receivable, net of allowances of $165 and $130, respectively	32,432	21,875
Inventories	10,831	6,525
Prepaid expenses and other current assets	2,894	3,083

Total current assets	278,757	127,782
Property and equipment, net	12,387	1,829
Goodwill	1,927	1,927
Other assets	15,487	1,115

	$308,558	$132,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,042	$9,220
Accrued compensation	4,174	4,594
Income taxes payable	9,181	4,018
Other accrued liabilities	4,403	3,326

Total current liabilities	28,800	21,158
Note payable to a related party	1,500	1,500
Other liabilities	874	855
Convertible senior subordinated notes	125,000	—
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 26,371,425 and 24,987,398 shares issued and outstanding, respectively	26	25
Additional paid-in capital	105,484	88,334
Deferred stock compensation	(372)	(634)
Accumulated other comprehensive loss	(158)	(160)
Retained earnings	47,404	21,575

Total stockholders’ equity	152,384	109,140

	$308,558	$132,653

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net revenue	$56,668	$34,284	$151,302	$98,129
Cost of revenue (1)	30,481	19,726	81,535	57,286

Gross margin	26,187	14,558	69,767	40,843

Operating expenses:
Research and development (1)	6,157	5,613	18,448	15,839
Selling, general, and administrative (1)	4,937	3,452	13,091	9,819
Amortization of deferred stock compensation	71	128	258	397
Restructuring	—	—	—	432

Total operating expenses	11,165	9,193	31,797	26,487

Income from operations	15,022	5,365	37,970	14,356
Interest income	1,118	246	1,783	701
Interest expense	(483)	(33)	(660)	(101)

Income before provision for income taxes	15,657	5,578	39,093	14,956
Provision for income taxes	3,983	2,073	13,264	5,683

Net income	$11,674	$3,505	$25,829	$9,273

Net income per share:
Basic	$0.44	$0.14	$1.00	$0.38

Diluted	$0.38	$0.13	$0.88	$0.34

Shares used in computing net income per share:
Basic	26,315	24,671	25,743	24,267

Diluted	31,464	27,451	29,588	26,921

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$3	$5	$10	$15
Research and development	—	21	8	76
Selling, general, and administrative	68	102	240	306

Amortization of deferred stock compensation	$71	$128	$258	$397

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$25,829	$9,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	745	786
Amortization of deferred stock compensation	258	397
Amortization of debt issuance costs	272	—
Tax benefit from stock options	8,940	—
Changes in operating assets and liabilities:
Accounts receivable	(10,557)	(5,627)
Inventories	(4,306)	951
Prepaid expenses and other current assets	189	(142)
Other assets	(10,334)	(103)
Accounts payable	1,822	1,407
Accrued compensation	(420)	824
Income taxes payable	5,163	3,127
Other accrued liabilities	1,105	(759)
Other liabilities	19	84

Net cash provided by operating activities	18,725	10,218

Cash flows from investing activities
Purchases of short-term investments	(146,810)	(17,336)
Proceeds from sales and maturities of short-term investments	76,971	17,548
Purchases of property and equipment	(11,303)	(828)

Net cash used in investing activities	(81,142)	(616)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	(28)	(204)
Proceeds from issuance of convertible senior subordinated notes	125,000	—
Debt issuance costs	(4,310)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	8,215	4,379
Proceeds from repayment of notes receivable from stockholders	—	20

Net cash provided by financing activities	128,877	4,195

Net increase in cash and cash equivalents	66,460	13,797
Cash and cash equivalents at beginning of period	59,489	41,697

Cash and cash equivalents at end of period	$125,949	$55,494

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$5
Cash paid for income taxes	9,595	2,550

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2004.

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

Stock-Based Incentive Compensation

     We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income — as reported	$11,674	$3,505	$25,829	$9,273
Add: Total stock-based compensation included in reported net income, net of tax	53	79	170	244
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(2,039)	(1,156)	(4,683)	(3,017)

Net income — pro forma	$9,688	$2,428	$21,316	$6,500

Net income per share — basic:
As reported	$0.44	$0.14	$1.00	$0.38

Pro forma	$0.37	$0.10	$0.83	$0.27

Net income per share — diluted:
As reported	$0.38	$0.13	$0.88	$0.34

Pro forma	$0.32	$0.09	$0.73	$0.24

     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), which will require us to expense stock options based on grant date fair value in our financial statements. The effect of expensing stock options in our results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table; however, the amounts presented are not necessarily indicative of future amounts that will be charged to income in connection with our adoption of FAS 123R. Adoption of FAS 123R is not expected to affect cash flow, but will adversely affect net income and net income per share.

     The fair value of each award granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

			Employee Stock
	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Expected volatility	74.3%	79.1%	57.5%	68.2%
Expected life in years	5	5	1.2	0.4
Risk-free interest rate	3.7%	2.8%	2.9%	1.0%

Fair value per award	$19.07	$10.38	$11.83	$2.65

			Employee Stock
	Stock Options		Purchase Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Expected volatility	67.8%	71.6%	58.9%	65.0%
Expected life in years	5	5	1.0	0.4
Risk-free interest rate	3.5%	2.8%	2.6%	1.0%

Fair value per award	$13.76	$8.00	$10.31	$2.57

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

3. Net Income Per Share

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with stock options under the treasury stock method, and (2) using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Basic net income	$11,674	$3,505	$25,829	$9,273
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	—	335	—

Diluted net income	$11,940	$3,505	$26,164	$9,273

Denominator:
Shares, basic	26,315	24,671	25,743	24,267
Effect of dilutive stock options	2,675	2,780	2,857	2,654
Effect of convertible notes	2,474	—	988	—

Shares, diluted	31,464	27,451	29,588	26,921

Net income per share:
Basic	$0.44	$0.14	$1.00	$0.38

Diluted	$0.38	$0.13	$0.88	$0.34

     Options to purchase 328,978, 19,000, 109,659, and 125,720 shares of common stock that were outstanding during the three months ended March 31, 2005 and 2004, and the nine months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted net income per share for these periods because the exercise prices of such options were greater than the average market price of our common stock during these periods, and therefore, their effect would have been antidilutive.

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

5. Restructuring

     In June 2003, we completed the acquisition of NSM Technology Limited, or NSM, a Hong Kong company. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge in the first quarter of fiscal 2004, consisting primarily of severance costs.

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2005	2004
Raw materials	$10,667	$6,044
Finished goods	164	481

	$10,831	$6,525

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

7. Goodwill

     As of March 31, 2005 and June 30, 2004, the carrying value of goodwill was $1,927,000. We review the carrying value of goodwill at least annually as of the fiscal year end balance sheet date for impairment and, in connection with our latest annual impairment review, determined there was no impairment of the carrying value.

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

     Changes in our accrued warranty liability (included in other accrued liabilities) for the nine-month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended
	March 31,
	2005	2004
Beginning accrued warranty	$704	$1,002
Provision for product warranties	390	384
Cost of warranty claims and settlements	(789)	(495)

Ending accrued warranty	$305	$891

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

9. Convertible Senior Subordinated Notes

     On December 7, 2004 and December 17, 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which will be amortized over five years using the straight-line method. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.

     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the Securities and Exchange Commission covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured. On January 27, 2005, we filed a Registration Statement for these securities on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) and subsequently, on March 31, 2005, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s comments to the Registration Statement. On April 20, 2005, we received a second comment letter from the SEC and anticipate filing Amendment No. 2 to the Registration Statement in early May. If the Registration Statement is not declared effective by June 5, 2005, then we will be obligated to pay additional interest in connection with a registration default.

     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock (subject to adjustment in certain events). The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or a total of 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.

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

     We recorded interest expense of $449,000 and $566,000 on the Notes during the three and nine months ended March 31, 2005, respectively, which included amortization of debt issuance costs. The fair value of the Notes as of March 31, 2005 was $105.2 million based on quoted market prices.

10. Income Taxes

     The income tax provision for the three months and nine months ended March 31, 2005 and 2004 reflects an effective income tax rate based on expected pre-tax income for the applicable fiscal year. The effective tax rates were 25.4% and 33.9% for the three months and nine months ended March 31, 2005, respectively, and diverged from the combined federal and state statutory rate primarily due to the tax impact of foreign operations, the release of $1.2 million of tax contingency accruals associated with income tax issues settled during the quarter, the benefit of research and development tax credits, and tax exempt interest income partially offset by other permanent taxable differences. The effective tax rates were 37.2% and 38.0% for the three months and nine months ended March 31, 2004, respectively, and diverged from the combined federal and state statutory rate primarily due to permanent taxable differences offset by the benefit of research and development tax credits and tax exempt interest income. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations resulting in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Act must be satisfied as well. We have until the end of our fiscal 2006 year to make a qualifying repatriation of earnings. Our tax rate does not reflect any one-time impact that may result from the repatriation of permanently reinvested off-shore earnings under the Act.

11. Segment, Customers, and Geographic Information

     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: personal computer (“PC”) applications, primarily notebook computers, and non-PC information appliance applications. PC applications accounted for 52% and 81% of net revenue for the three months ended March 31, 2005 and 2004, respectively, and 58% and 85% of net revenue for the nine months ended March 31, 2005 and 2004, respectively.

     The following is a summary of net revenue within geographic areas based on the customer location (in thousands):

Net revenue from sales to unaffiliated customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
China	$39,882	$20,629	$112,401	$52,457
Singapore	7,151	35	12,056	212
Taiwan	5,374	8,085	17,431	29,834
Other	4,261	5,535	9,414	15,626

	$56,668	$34,284	$151,302	$98,129

Major customer net revenue data as a percentage of total net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Customer A	33%	31%	35%	24%
Customer B	*	*	*	10%
Customer C	13%	*	*	*

Major customer accounts receivable as a percentage of total accounts receivable:

	As of	As of
	March 31,	June 30,
	2005	2004
Customer A	37%	35%
Customer B	11%	*

*	Less than 10%

12. Comprehensive Income

     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the three months and nine months ended March 31, 2005 and 2004. Accordingly, comprehensive income closely approximated net income.

13. Subsequent Events

     In the fourth quarter of fiscal 2005, we entered into a cross license agreement with Japan-based Alps Electric Co., Ltd. and Alps’ U.S.-based affiliate, Cirque Corporation. The cross licenses in the agreement are worldwide, non-exclusive, non-transferable, and royalty-free. The cross license agreement settles certain intellectual property claims of the parties and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, we received a one-time settlement payment which will be included in our financial results in the fourth quarter of fiscal 2005.

     On April 14, 2005, our board of directors authorized a common stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. Through April 28, 2005 we have repurchased 670,000 shares at an average cost of $18.70 per share.

     Additionally, we have made a strategic decision to participate in a private equity financing of Foveon, Inc. (“Foveon”), an affiliated development-stage company in which we have an approximate 17% ownership interest of shares outstanding before the financing. Foveon is developing their unique X3 three-layer direct image sensing technology that potentially provides lower cost, smaller size, and better quality than current digital imaging technology.

14. Recent Accounting Pronouncements

     In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. We are currently evaluating the provisions of FAS 151 and do not expect adoption to have a material impact on our financial position, results of operations, or cash flows.

     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 — Basis of Presentation-Stock-Based Incentive Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our financial position and results of operations.

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

     In addition to the historical information contained herein, this report contains forward-looking statements, including those related to market penetration and market share in the notebook, iAppliance, and other electronic devices markets; competition in the notebook, iAppliance, and other electronic devices markets; revenue from the notebook, iAppliance, and other electronic devices markets; growth rates of these markets; average selling prices; product mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2004, including particularly the section captioned “Business — Risk Factors” and in conjunction with our registration statement on Form S-3, filed January 27, 2005, in connection with the registration of our 0.75% Convertible Senior Subordinated Notes due 2024, including particularly the section captioned “Risk Factors”.

Overview

     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. From our inception in 1986 through fiscal 1995, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad. We are a leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal 2004, we estimate more than half of notebook computers and HDD portable digital music players shipped contained our products. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.

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

     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the dates of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the applicable vesting period. Options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options. As of March 31, 2005, there was $372,000 of deferred stock compensation remaining to be amortized. We expect to record amortization expense for deferred stock compensation of approximately $71,000 in the remaining three months of fiscal 2005. Upon the adoption of FAS 123R in fiscal 2006, we will no longer amortize deferred stock compensation, as FAS 123R will require us to expense stock options based on grant date fair value. The adoption of FAS 123R will have no effect on our cash flows, but is expected to have a material adverse impact on our financial position and results of operations.

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

Income Taxes

     We recognize federal, state, and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the then current fiscal year for each tax jurisdiction. We also recognize federal, state, and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryforwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and our judgment, are not expected to be realized. If our assumptions, and consequently our estimates, change in the future, the valuation allowance we have established for our deferred tax assets may be changed, which could impact income tax expense.

     We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period an assessment is made or resolved or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from quarter to quarter.

     In our first quarter of fiscal 2006, we will adopt FAS 123R and expense the grant date fair value of stock options. In connection with the expensing of the grant date fair value of stock options, we will set up deferred taxes on the option expense associated with nonqualified stock options, but will account for the option expense associated with incentive stock options and our employee stock purchase plan as a permanent taxable difference, recording tax benefit only in the event of a future period disqualifying disposition. Adoption of FAS 123R will have a significant negative impact on our ability to reasonably estimate our future quarterly and annual effective tax rates.

Results of Operations

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

	Three Months Ended
	March 31,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenue	53.8%	57.5%

Gross margin	46.2%	42.5%

Operating expenses:
Research and development	10.9%	16.4%
Selling, general, and administrative	8.7%	10.1%
Amortization of deferred stock compensation	0.1%	0.4%

Total operating expenses	19.7%	26.9%

Income from operations	26.5%	15.6%
Interest income	2.0%	0.7%
Interest expense	-0.9%	-0.1%

Income before provision for income taxes	27.6%	16.2%
Provision for income taxes	7.0%	6.0%

Net income	20.6%	10.2%

     Net Revenue. Net revenue was $56.7 million for the three months ended March 31, 2005 compared with $34.3 million for the three months ended March 31, 2004, an increase of 65%. The increase in net revenue was primarily attributable to a 79% increase in unit shipments in the March 2005 quarter compared with the March 2004 quarter. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 15% of total revenue for the three months ended March 31, 2005 compared with approximately 30% for the three months ended March 31, 2004. Our non-PC revenue grew to 48% of total revenue for the three months ended March 31, 2005 from 19% of total revenue for the three months ended March 31, 2004, primarily driven by increased demand for HDD portable digital music players utilizing our capacitive interface solutions.

     Gross Margin. Gross margin as a percentage of revenue was 46.2% for the three months ended March 31, 2005 compared with 42.5% for the three months ended March 31, 2004. The improvement in gross margin as a percentage of revenue primarily reflected the benefit of a favorable product mix, improved manufacturing yields, and lower manufacturing costs, which were driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure.

     Research and Development Expenses. Research and development expenses decreased as a percentage of revenue to 10.9% from 16.4%, while spending on research and development activities increased 9.7% to $6.2 million for the three months ended March 31, 2005 compared with $5.6 million for the three months ended March 31, 2004. The increase in research and development expenses reflected higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay, and increased travel related costs, partially offset by reduced project spending.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 8.7% from 10.1%, while spending on selling, general, and administrative activities increased 43.0% to $4.9 million for the three months ended March 31, 2005 compared with $3.5 million for the three months ended March 31, 2004. The increase in selling, general, and administrative expenses reflected higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay, increased corporate governance costs in connection with Sarbanes-Oxley Act compliance, higher commission costs, increased legal fees, and higher travel related costs.

     Amortization of Deferred Stock Compensation. The three months ended March 31, 2005 included amortization expense for deferred stock compensation of $71,000 compared with $128,000 for the three months ended March 31, 2004. We expect to record amortization expense for deferred stock compensation of approximately $71,000 in the remaining three months of fiscal 2005. Upon the adoption of FAS 123R in the first quarter of fiscal 2006, we will no longer amortize deferred stock compensation, as FAS 123R will require us to expense stock options based on grant date fair value.

     Interest Income. Interest income was $1.1 million for the three months ended March 31, 2005 compared with $246,000 for the three months ended March 31, 2004, resulting from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in cash balances was primarily the result of the net cash proceeds received from the issuance of our convertible senior subordinated notes in December 2004.

     Interest Expense. Interest expense was $483,000 for the three months ended March 31, 2005 compared with $33,000 for the three months ended March 31, 2004. The increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004.

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2005 was $4.0 million compared with $2.1 million for the three months ended March 31, 2004, reflecting the combination of higher pre-tax profit levels partially offset by a lower effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended March 31, 2005 and 2004. The effective tax rate for the three months ended March 31, 2005 was approximately 25.4% and diverged from the combined federal and state statutory rate primarily due to the tax impact of foreign operations, the release of tax contingency accruals associated with income tax issues settled during the quarter, the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences. The effective tax rate for the three months ended March 31, 2004 was approximately 37.2% and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences.

Nine months ended March 31, 2005 compared with the nine months ended March 31, 2004

	Nine Months Ended
	March 31,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenue	53.9%	58.4%

Gross margin	46.1%	41.6%

Operating expenses:
Research and development	12.2%	16.1%
Selling, general, and administrative	8.7%	10.0%
Amortization of deferred stock compensation	0.1%	0.4%
Restructuring	0.0%	0.5%

Total operating expenses	21.0%	27.0%

Income from operations	25.1%	14.6%
Interest income	1.2%	0.7%
Interest expense	-0.4%	-0.1%

Income before provision for income taxes	25.9%	15.2%
Provision for income taxes	8.8%	5.8%

Net income	17.1%	9.4%

     Net Revenue. Net revenue was $151.3 million for the nine months ended March 31, 2005 compared with $98.1 million for the nine months ended March 31, 2004, an increase of 54%. The increase in net revenue was primarily attributable to a 63% increase in unit shipments for the nine months ended March 31, 2005 compared with the nine months ended March 31, 2004. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 15% of total revenue for the nine months ended March 31, 2005 compared with 27% for the nine months ended March 31, 2004. Our non-PC revenue grew to approximately 42% of total revenue for the nine months ended March 31, 2005 from 15% of total revenue for the nine months ended March 31, 2004, primarily driven by increased demand for HDD portable digital music players utilizing our capacitive interface solutions.

     Gross Margin. Gross margin as a percentage of revenue was 46.1% for the nine months ended March 31, 2005 compared with 41.6% for the nine months ended March 31, 2004. The improvement in gross margin as a percentage of revenue primarily reflected the benefit of a favorable product mix, improved manufacturing yields, and lower manufacturing costs, which were driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure.

     Research and Development Expenses. Research and development expenses decreased as a percentage of revenue to 12.2% from 16.1%, while spending on research and development activities increased 16.5% to $18.4 million for the nine months ended March 31, 2005 compared with $15.8 million for the nine months ended March 31, 2004. The increase in research and development expenses reflected higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay, increased project costs, higher travel costs, and increased travel related costs, partially offset by lower outside services costs.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of revenue to 8.7% from 10.0%, while spending on selling, general, and administrative activities increased 33.3% to $13.1 million for the nine months ended March 31, 2005 compared with $9.8 million for the nine months ended March 31, 2004. The increase in selling, general, and administrative expenses reflected higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay, increased corporate governance costs in connection with Sarbanes-Oxley Act compliance, increased legal fees, and higher travel related costs.

     Amortization of Deferred Stock Compensation. The nine months ended March 31, 2005 included amortization expense for deferred stock compensation of $258,000 compared with $397,000 for the nine months ended March 31, 2004. We expect to record amortization expense for deferred stock compensation of approximately $71,000 in the remaining three months of fiscal 2005. Upon the adoption of FAS 123R in the first quarter of fiscal 2006, we will no longer amortize deferred stock compensation, as FAS 123R will require us to expense stock options based on grant date fair value.

     Restructuring. In June 2003, we completed the acquisition of NSM. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge in the first quarter of fiscal 2004, consisting primarily of severance costs for terminated employees.

     Interest Income. Interest income was $1.8 million for the nine months ended March 31, 2005 compared with $701,000 for the nine months ended March 31, 2004, resulting from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in cash balances was primarily the result of the net cash proceeds received from the issuance of our convertible senior subordinated notes in December 2004.

     Interest Expense. Interest expense was $660,000 for the nine months ended March 31, 2005 compared with $101,000 for the nine months ended March 31, 2004. The increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004.

     Provision for Income Taxes. The provision for income taxes for the nine months ended March 31, 2005 was $13.3 million compared with $5.7 million for the nine months ended March 31, 2004, reflecting the combination of higher pre-tax profit levels partially offset by a lower effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the nine months ended March 31, 2005 and 2004. The effective tax rate for the nine months ended March 31, 2005 was approximately 33.9% and diverged from the combined federal and state statutory rate primarily due to the tax impact of foreign operations, the release of tax contingency accruals associated with income tax issues settled during the quarter, the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences. The effective tax rate for the nine months ended March 31, 2004 was approximately 38.0% and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $232.6 million as of March 31, 2005 compared with $96.3 million as of June 30, 2004, an increase of $136.3 million. The increase in cash is primarily attributable to our issuing $125.0 million of convertible senior subordinated notes in December 2004, from which we received net proceeds of approximately $120.7 million after debt issuance costs of approximately $4.3 million and our strong operating performance.

     Cash Flows from Operating Activities. During the nine months ended March 31, 2005, operating activities generated cash of approximately $18.7 million compared with $10.2 million of cash generated during the nine months ended March 31, 2004. For the nine months ended March 31, 2005, the net cash provided by operating activities was primarily attributable to net income of $25.8 million, plus tax benefit from stock options totaling $8.9 million, and adjustments for non-cash charges for depreciation, amortization of deferred stock compensation, and amortization of debt issuance costs totaling $1.3 million, partially offset by a net change in operating assets and liabilities of $17.3 million. The net change in operating assets and liabilities related primarily to a $10.6 million increase in accounts receivable and a $10.3 million increase in other assets consisting mainly of non-current prepaid taxes, partially offset by higher income taxes payable, all of which reflect our higher operating levels. For the nine months ended March 31, 2004, net cash provided by operating activities was primarily attributable to net income of $9.3 million, adjusted for non-cash charges for depreciation and amortization of deferred stock compensation totaling $1.2 million, partially offset by changes in operating assets and liabilities of $238,000.

     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine months ended March 31, 2005 used net cash of $81.1 million compared with net cash used of $616,000 during the nine months ended March 31, 2004. During the nine months ended March 31, 2005, net cash used in investing activities consisted of purchases of $146.8 million of short-term investments and $11.3 million of property and equipment, which included $8.5 million for the purchase of a building, partially offset by $77 million in proceeds from sales and maturities of short-term investments. Cash used by investing activities during the nine months ended March 31, 2004 consisted of cash used for purchases of short-term investments of $17.3 million and $828,000 of capital equipment, partially offset by proceeds from sales and maturities of short-term investments of $17.5 million.

     Cash Flows from Financing Activities. Our financing activities for the nine months ended March 31, 2005 primarily related to proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $8.2 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $4.3 million of debt issuance costs. Our financing activities for the nine months ended March 31, 2004 primarily related to proceeds from common stock issued under our stock option plans and employee stock purchase plan of $4.4 million, less payments made on capital lease and equipment financing obligations. Net cash provided by financing activities for the nine months ended March 31, 2005 was $128.9 million compared with $4.2 million for the nine months ended March 31, 2004.

     Building Purchase and Reconfiguration. During January 2005, we completed the purchase of a 70,000 square foot building located in Santa Clara, California. We used $8.5 million of cash for the purchase price and anticipate moving our current San Jose operations into the new facility no later than July 2005. We are currently reconfiguring the building to support our operations and have used cash of approximately $1.1 million, of an estimated $4.5 million total capital outlay, required to complete those efforts. We do not anticipate incurring material exit costs in connection with exiting our current San Jose lease agreement, which expires May 31, 2005, but will pay rent on a month-to-month basis through our exit date.

     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 27, 2005, has an interest rate equal to Silicon Valley Bank’s prime lending rate and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of March 31, 2005.

     Convertible Senior Subordinated Notes. On December 7, 2004 and December 17, 2004, we issued an aggregate of $125.0 million through the issuance of convertible senior subordinated notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which will be amortized over five years using the straight-line method. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.

     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the Securities and Exchange Commission covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured. On January 27, 2005, we filed a Registration Statement for these securities on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) and subsequently, on March 31, 2005, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s comments on the Registration Statement. On April 20, 2005, we received a second comment letter from the SEC and anticipate filing Amendment No. 2 to the Registration Statement in early May. If the Registration Statement is not declared effective by June 5, 2005, then we will be obligated to pay additional interest in connection with a registration default.

     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock (subject to adjustment in certain events). The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or a total of 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.

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

     Note Payable to a Related Party. The long-term note payable of $1.5 million to National Semiconductor Corporation (“National”) represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc. (“Foveon”), in which National is also an investor. We do not anticipate making any payments under the limited-recourse loan with National, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.

     Shelf Registration. We have registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.

     Liquidity and Capital Resources — Outlook. Our cash, cash equivalents, and short-term investments were $232.6 million as of March 31, 2005. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2005 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible debt and interest	$144	$1	$2	$2	$139
Note payable and interest	2	—	2	—	—
Building leases	1	1	—	—	—

Total	$147	$2	$4	$2	$139

     Our convertible debt includes a provision allowing the noteholders to require us, at the noteholders’ option, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the 3-5 years period would be increased by $125 million to a total of $127 million and our contractual obligations for amounts due in more than 5 years would be reduced by $139 million.

Recent Accounting Pronouncements

     In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. We are currently evaluating the provisions of FAS 151 and do not expect adoption to have a material impact on our financial position, results of operations, or cash flows.

     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 — Basis of Presentation-Stock-Based Incentive Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk for our company has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 with the exception of our convertible senior subordinated notes (the “Notes”) issued in December 2004.

     The Notes bear a coupon interest rate of 0.75% and mature in December 2024. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates, and fluctuations in general economic conditions. The principal and carrying amount of the Notes at March 31, 2005 was $125 million and the fair value of the notes was approximately $105 million based on quoted market prices.

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

SYNAPTICS INCORPORATED

(Registrant)

Date: May 3, 2005	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer and Chief Administrative Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002