Form 10-K
period 2005-06-25
SYNAPTICS INC
filed 2005-09-08
CIK 817720

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 25, 2005
Commission File Number 000-49602
SYNAPTICS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0118518

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3120 Scott Blvd., Ste 130 Santa Clara, California	95054

(Address of Principal Executive Offices)	(Zip Code)
(408) 454-5100

Registrant’s telephone number, including area code
     Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

(Title of Class)
Preferred Stock Purchase Rights

(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
The aggregate market value of Common Stock held by nonaffiliates of the registrant (22,842,342 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on December 23, 2004, was $713,594,764. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of September 1, 2005, there were outstanding 24,184,087 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2005
Statement Regarding Forward-Looking Statements
     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business — Risk Factors.”

- i -

PART I
ITEM 1. BUSINESS
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the PC market, iAppliance market, and other select electronic device markets with our customized interface solutions.
     We believe we are the market leader in providing interface solutions for notebook computers and hard-disk drive, or HDD, portable digital music players. Our original equipment manufacturer, or OEM, customers include the world’s ten largest PC OEMs and many of the world’s largest HDD portable digital music player OEMs. We generally supply our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. These contract manufacturers include Asusalpha, Compal, Hon Hai, Inventec, Shanghai Yi Hsin, and Uniwill.
     Our website is located at www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Securities Exchange Act. These reports are available immediately after their electronic filing with the Securities and Exchange Commission. The website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.
PC Market
     We provide custom interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebooks, other PC applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as desktop and PC remote applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position of a person’s finger on its surface; the TouchStyk™, a self contained, easily integrated pointing stick module; and dual pointing solutions, which combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice. Additional products offered for the PC markets include LuxPad™, LightTouch™, QuickStroke®, and FingerPrint TouchPad.
     The latest industry projections for notebook shipments for the period 2005-2009 show a compound annual growth rate of 16.3% compared with 4.5% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ need for mobile computing and remote access. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added interface solutions for each of the key end-user preferences. We estimate that in fiscal 2005 approximately 80% of all notebook computers sold used solely a touch pad interface; 4% used solely a pointing stick interface; and 16% used a dual pointing interface, which consists of both a touch pad and a pointing stick. Our notebook product lines of touch pads and pointing sticks allow us to address 100% of the total notebook market.
iAppliance and Other Electronic Device Markets
     We believe our extensive intellectual property portfolio, our experience in providing interface solutions to major notebook OEMs, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple applications in many markets. Based on these strengths, we are addressing the opportunities created by the growth of a new class of mobile computing and communications devices, which we call information appliances, or “iAppliances,” as well as other electronic devices. iAppliances include portable digital music players, mobile phones, personal digital assistants, or PDAs, as well as a variety of mobile, handheld, wireless, and entertainment devices. Other electronic devices include remote controls for multimedia control and home entertainment, as well as touch screens for use in ATMs, kiosks, web phones, and interactive gaming machines. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to serve multiple aspects of the markets for iAppliance and other electronic devices.
     Our array of custom solutions for the iAppliance market includes the ScrollStrip™ and TouchRing™, which are scrolling solutions allowing users to efficiently navigate through menus and content; LightTouch™ capacitive buttons, which provide illuminated button functionality; and MobileTouch™, NavPoint™, ClearPad™, and our TouchScreen.
     Industry projections for the portable digital music player market for the period 2004-2008 suggest a compound annual growth rate of 26% for the overall market and a compound annual growth rate exceeding 30% for the HDD segment of the market, reflecting the trend toward portable digital music player products containing greater data storage capacities. These products require a simple, reliable, and intuitive user interface solution to navigate efficiently through menus and scroll through extensive play lists and songs contained in the host device. We believe we are well positioned to take advantage of this rapidly growing market based on our technology, engineering know-how, and the broad acceptance of our custom-designed user interface solutions currently found in several HDD portable digital music players.
Our Strategy
     Our objective is to continue to enhance our position as a leading supplier of interface solutions for the notebook computer market and portable digital music players and to become a leading supplier of interface solutions for iAppliances and other electronic devices. Key aspects of our strategy to achieve this objective include those set forth below.
Extend Our Technological Leadership
     We plan to utilize our extensive intellectual property portfolio and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple market segments. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our interface solutions while increasing their applications, capabilities, and performance. We plan to continue enhancing the ease of use and functionality of our solutions. We also plan to expand our research and development efforts through strategic acquisitions and alliances, increased expenses, and the hiring of additional engineering personnel. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional interface solutions to our target markets.
Enhance Our Leadership Position in the Notebook Computer and Portable Digital Music Player Markets
     We intend to continue introducing market-leading interface solutions in terms of performance, functionality, size, and ease of use. We plan to continue enhancing our customer’s industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.
Capitalize on Growth of New Markets
     We intend to capitalize on the growth of new markets, including the iAppliance markets, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers as a means to increase the functionality, reduce the size, lower the cost, and enhance the industrial design features and user experience of our customers’ products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve and demand new solutions.

Emphasize and Expand Customer Relationships
     We plan to emphasize and expand our strong and long-lasting customer relationships and to provide the most advanced interface solutions for our customers’ products. We believe that our interface solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors. We continually attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality interface solutions on a timely and cost-effective basis. To do so, we work continually to improve our productivity, to reduce costs, and to speed the delivery of our interface solutions. We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts. We also devote considerable effort to support our customers after the purchase of our interface solutions.
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
Product Solutions
     We develop, enhance, and acquire interface technologies that enrich the interaction between people and their mobile computing, communications, and entertainment devices. Our innovative and intuitive interfaces can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive array of technologies includes ASICs, firmware, software, and pattern recognition and touch sensing technologies
     Our interface solutions are custom engineered, total solutions for our customers and include sensor design, module layout, ASICs, firmware, and software features for which we provide manufacturing and design support and device testing. This allows us to be a one-stop supplier for complete interface design from the early design stage, to manufacturing, to testing and support. Through our technologies and expertise, we seek to provide our customers with customized solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. We believe our interface solutions offer the following characteristics:
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
     We believe these characteristics will enable us to maintain our leadership position in the notebook computer market and to enhance our position as a technological enabler of iAppliances and other electronic devices.
     Our interface solutions are available in an array of thickness, shapes, and sizes. Our custom products also offer unique integration options, including allowing our capacitive sensors to be placed underneath the plastic of the device which allows for streamlined and stylized designs, incorporating LEDs to indicate status or enhance industrial design, and incorporating tactile indicators, such as ridges, Braille bumps, textures, or others designed to provide the user with additional feedback.
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
     We work with our customers to customize our solutions in order to meet their industrial design requirements and to differentiate their products from those of competitors. This collaborative effort reduces the duplication and overlap of investment and resources, enabling our OEM customers to devote more time and resources to the market development of their products.
     We utilize capacitive technology rather than resistive or mechanical technology in our product solutions. Unlike resistive and mechanical technology, our capacitive technology requires no moving parts or activation force, thereby offering a durable, more reliable solution. The solid-state nature of our capacitive technology allows it to be integrated with both curved and flat surfaces. Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, allowing for slimmer, more compact and unique industrial designs.
Products
     We offer customers user interface solutions that provide competitive advantages. Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.
TouchPad
     Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement, and provides a platform for interactive input. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive interface solutions for both the consumer and corporate markets. Our TouchPad solutions offer various advanced features, including the following:

•	Virtual scrolling. This feature enables the user to scroll through any document by swiping a finger along the side or bottom of the TouchPad.

•	Customizable tap zones. These zones permit designated portions of the TouchPad to be used to simulate mouse clicks, launch applications, and perform other selected functions.

•	PalmCheck™. PalmCheck eliminates false activation when a person’s palm accidentally rests on the TouchPad.

•	EdgeMotion™. This feature permits cursor movement to continue when a user’s finger reaches the edge of the TouchPad.

•	Tapping and dragging of icons. This feature allows the user to simply tap on an icon in order to drag it, rather than being forced to hold a button down in order to drag an icon.

•	Multi-finger gestures. This feature allows the user to designate specific actions when more than one finger is used on the TouchPad.
     Our TouchPad solutions are available in a variety of sizes, electrical interfaces, and thicknesses, Our TouchPad solutions are designed to meet the electrical and mechanical specifications of our customers. Customized firmware and driver software ensure the availability of specialized features. As a result of their solid state characteristics, our TouchPad solutions have no moving parts that wear out, resulting in a robust and reliable input solution that also allows for unique industrial designs.
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
Dual Pointing Solutions
     Our dual pointing solutions offer a TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice. Our dual pointing solution also provides the end user the ability to use both interfaces interchangeably. Our dual pointing solution provides the following advantages:
•	cost-effective and simplified OEM integration;

•	simplified OEM product line because one device contains both solutions;

•	single-source supplier, which eliminates compatibility issues; and

•	end user flexibility because one notebook can address both user preferences.
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
LuxPad
     LuxPad is an innovative illuminated TouchPad. The LuxPad is designed to be appealing to consumers and to serve as a product differentiator to our customers. The LuxPad can either light up the entire touchpad. light up a logo in the center of the TouchPad, or light up designated “virtual buttons” on the TouchPad, depending on the preference of the notebook designer.
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
     Our patented Incremental Recognition Technology allows users to simply enter the first few strokes of a Chinese character and QuickStroke accurately interprets the intended character. Since the typical Chinese character consists of an average of 13 strokes, QuickStroke technology saves considerable time and effort. The underlying pattern recognition engine can be ported to different alphabets or characters, allowing us to offer different language support.
TouchRing
     Our TouchRing is an integrated solid-state interface circular scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate through menus and scroll through lists. Our TouchRing is being utilized in MP3 players in which the scroll wheel enables the user to navigate efficiently through menus and scroll through extensive play lists and songs.
ScrollStrip
     ScrollStrip is a one-dimensional TouchPad that provides a simple and intuitive way for users to scroll through menus, navigate through content, and adjust controls. A ScrollStrip can be used in a wide variety of applications that require a thin, robust, accurate, and easy-to-use input and navigation device, including PC peripherals, such as keyboards and mice, and iAppliances. ScrollStrip is available in custom sizes, thicknesses, colors, and electronic interfaces to meet the needs of our OEM customers. Currently, the ScrollStrip is incorporated into a number of devices, including MP3 players, PC keyboards, and computer mice.
LightTouch
     LightTouch is a simple, easy to use, stylish interface solution that replaces mechanical buttons with an illuminated sensor programmed to perform functions, such as pause and play. LightTouch is designed for integration under the plastic face of a device, allowing for a sealed, thin design that is both stylish and durable. Currently, a number of custom LightTouch solutions are available in the market, including multimedia controls for notebook PCs, a multimedia keyboard, and as button controls for MP3 players.

MobileTouch
     MobileTouch is a new product solution specifically designed for the mobile phone environment that combines our expertise in ease of use with our technology capabilities. The result is custom designed modules that can combine our scrolling, selection, and navigation capabilities into a simple, easy to use interface solution that improves access to mobile phone content. The first application of our MobileTouch solution is in the Samsung SCH-S310 mobile phone.
ClearPad
     ClearPad consists of a clear, thin capacitive sensor that can be placed over any viewable surface, including display devices, such as LCDs. Similar to our traditional TouchPad, our ClearPad has various distinct advantages, including light weight; low profile form factor; high reliability, durability, and accuracy; and low power consumption. Due to the solid state nature of ClearPad, the sensor allows for a high level of light transmissivity and can be mounted on curved surfaces, allowing for unique industrial designs.
NavPoint
     The NavPoint solution offers users improved functionality and versatility in accessing and managing content in handheld devices through unique navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation. The first application with the NavPoint interface solution is in a PDA.
TouchScreen
     Our TouchScreen provides a user interface solution for use with ATMs, ticket machines, medical displays, industrial displays, pay-at-the-pump gas machines, and interactive kiosks. The first application of our TouchScreen is in an ATM.
Technologies
     We have developed and own an extensive array of technologies encompassing ASICs, firmware, software, and pattern recognition and touch sensing technologies. With 76 U.S. patents issued and 32 U.S. patents pending, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create significant barriers for competitors and allow us to provide interface solutions in a variety of high-growth market segments.
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

     Capacitive Position Sensing Technology. This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a conductive stylus on a flat or curved surface, such as our TouchPad and TouchRing. Our technology works with very light touch and provides highly responsive cursor navigation, scrolling, and selection. It uses no moving parts, can be implemented under plastic, and is extremely durable.
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
Competing Technology
     Many interface solutions currently utilize resistive sensing technology. Resistive sensing technology consists of a flexible membrane above a flat, rigid, electrically conductive surface. When finger or stylus pressure is applied to the membrane, it deforms until it makes contact with the rigid layer below, at which point attached electronics can determine the position of the finger or stylus. Since the flexible membrane is a moving part, it is susceptible to mechanical wear and will eventually suffer degraded performance. Due to the way that resistive position sensors work, it is not possible for them to detect more than a single finger or stylus at any given time. The positional accuracy of a resistive sensor is limited by the uniformity of the resistive coating as well as by the mechanics of the flexible membrane. Finally, clear implementations of resistive technology results in reduced transmissivity, or the amount of light that can pass through the display, requiring the use of a backlight and thereby reducing the battery life of the device.

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
     Our research and development programs focus on the development of accurate, easy to use, feature rich, reliable, and intuitive user interfaces for electronic devices. We believe our innovative interface technologies can be applied to many diverse platforms. We believe the interface will be a key factor in the differentiation of these products. We believe that our interface technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability. We also pursue strategic acquisitions and enter into strategic relationships to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.
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
     As of June 30, 2005, we employed 134 people in our technology, engineering, and product design functions in the United States, the United Kingdom, Taiwan, and Hong Kong. Our research and development expenses were approximately $19.8 million in fiscal 2003, $21.4 million in fiscal 2004, and $25.0 million in fiscal 2005.
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
     As of June 30, 2005, we held 76 U.S. patents and had 32 U.S. pending patent applications. These patents and patent applications cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.
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
     Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents, and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries, such as China and Taiwan, in which we operate. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.
     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.
Customers
     Our customers include many of the world’s largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing interface solutions to the notebook market. We believe our strong relationship with our OEM customers, many of which are currently developing iAppliance and other products, will position us as a source of supply for their product offerings.
     In fiscal 2005, our OEM customers included the following:
•	Acer

•	Apple

•	Asustek

•	Creative Labs

•	Dell

•	ECS

•	Fujitsu

•	Gateway

•	Gericom

•	Hewlett-Packard

•	IBM

•	NEC

•	Samsung

•	Toshiba
     We generally supply our OEM customers through their contract manufacturers. We sell our products directly to these contract manufacturers, which include Asusalpha, Compal, Hon Hai, Inventec, Shanghai Yi Hsin, and Uniwill. Sales to Inventec accounted for approximately 34% of our net revenue in fiscal 2005, and sales to Inventec and Compal accounted for approximately 25% and 10%, respectively, of our net revenue in fiscal 2004. No other customer accounted for more than 10% of our net revenue during either fiscal 2005 or fiscal 2004.
     We consider both the OEMs and their contract manufacturers to be our customers. The OEMs generally determine the design and pricing requirements and make the overall decision regarding the use of our interface solutions in their products. The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges, except for warranty provisions.
Strategic Relationships
     We have established strategic relationships to enhance our ability to offer value-added customer solutions. We intend to enter into additional strategic relationships with leading companies in our target markets.
Sales and Marketing
     We sell our product solutions for incorporation into the products of OEMs. We generate sales through direct sales employees and sales representatives and distributors. Our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers’ decision makers throughout the product development and order process.
     We currently employ 43 sales and marketing professionals. We maintain seven customer support offices domestically and internationally, which are located in the United States, the United Kingdom, Taiwan, Japan, China, and Hong Kong. In addition, we utilize sales representatives in Singapore, Malaysia, Korea, the United States, and Europe and sales distributors in Japan.
     International sales, primarily in the Asian and European markets, constituted approximately 96%, 96%, and 98% of our revenue in fiscal 2003, 2004, and 2005, respectively. A significant portion of these sales were made to companies located in China and Taiwan that provide manufacturing services for major notebook computer and iAppliance and other electronic device OEMs. All of these sales were denominated in U.S. dollars.
Manufacturing
     We employ a virtual manufacturing platform through third-party relationships. We currently utilize two semiconductor manufacturers to supply us with our requirements for our proprietary ASICs utilized in our interface solutions.
     After production and testing, the ASICs are consigned to various subcontractors for assembly. During the assembly process, our ASIC is combined with other components to complete our product solution. The finished assembled product is then shipped by our subcontractors directly to our customers for integration into their products.
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
     Periodically when a customer’s delivery schedule is delayed or a customer’s order is cancelled, we purchase inventory from our contract manufacturers. In those circumstances, we consider whether a write-down is required to reduce the carrying value of the inventory purchased to its net realizable value.

Backlog
     As of June 30, 2005, we had a backlog of orders of approximately $25.4 million an increase of $12.3 million compared with our backlog of orders as of June 30, 2004 of approximately $13.1 million. The increase in backlog is primarily related to the increase in demand for our products. Our backlog consists of product orders for which purchase orders have been received and which are generally scheduled for shipment within three months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.
Competition
     Our principal competitor in the sale of notebook touch pads is Alps Electric, a Japanese conglomerate. Our principal competitors in the sale of notebook pointing sticks are Alps Electric, NMB, and CTS. In the iAppliance interface markets, our competitors include Alps Electric, Panasonic, Gunze, Interlink, and various other companies involved in user interface solutions. In certain cases, large OEMs may develop alternative interface solutions for their own products or provide key components for use in designing interface solutions.
     In the notebook interface markets we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the approximate 4% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the user interface as well as the approximate 16% of the notebook market that uses dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position since we can provide OEMs with the following advantages:
•	single source supplier to eliminate compatibility issues;

•	cost-effective and simplified OEM integration;

•	simplified product line to address both interface preferences;

•	end user flexibility because one notebook can address both user preferences; and

•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.
     In the interface markets for iAppliances and other electronic devices, we compete primarily based on the advantages of our capacitive, inductive, and neural pattern recognition technologies. We believe our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to other technologies. While these markets continue to evolve and we do not know what the competitive factors will ultimately be, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. However, some of our competitors in the iAppliance and electronic device markets have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to introduce new product solutions and respond to customer requirements more quickly than we can. In addition, new competitors, alliances among competitors, or alliances among competitors and OEMs may emerge and allow competitors to rapidly acquire significant market share. Furthermore, our competitors may develop technologies in the future that more effectively address the interface needs of the notebook market and other markets.
     Our sales, profitability, and success depend on our ability to compete with other suppliers of interface solutions and components used in interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our interface solutions.

Employees
     As of June 30, 2005, we employed a total of 219 persons, including 42 in finance, administration, and operations; 43 in sales and marketing; and 134 in research and development. Of these employees, 160 were located in North America, 37 in Asia/Pacific, and 22 in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
     Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends in part on our continued ability to attract, hire, and retain qualified personnel.
Executive Officers
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Francis F. Lee	53	President, Chief Executive Officer, and Director

Donald E. Kirby	57	Senior Vice President and General Manager PC Products

Russell J. Knittel	55	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Shawn P. Day, Ph.D.	39	Vice President of Research and Development

David T. McKinnon	58	Vice President of System Silicon

Thomas D. Spade	39	Vice President of Worldwide Sales

William T. Stacy, Ph.D.	63	Vice President of Operations

Jon R. Stone	54	Vice President of Corporate Development

Clark F. Foy	41	Vice President of Marketing
     Francis F. Lee has served as a director and the President and Chief Executive Officer of our company since December 1998. He was a consultant from August 1998 to November 1998. From May 1995 until July 1998, Mr. Lee served as General Manager of NSM, a Hong Kong-based joint venture between National Semiconductor Corporation and S. Megga. Mr. Lee held a variety of executive positions for National Semiconductor from 1988 until August 1995. These positions included Vice President of Communication and Computing Group, Vice President of Quality and Reliability, Director of Standard Logic Business Unit, and various other operations and engineering management positions. Mr. Lee is a director of Foveon, Inc., a privately held company in which we have an ownership interest. Mr. Lee holds a Bachelor of Science degree, with honors, in electrical engineering from the University of California at Davis.
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
     Clark F. Foy has been Vice President of Marketing of our company since February 2003. Mr. Foy was the Vice President of Product Marketing for the Optical Storage Group of Oak Technology, Inc. from January 2002 to February 2003. Mr. Foy served as Vice President of Marketing at Gadzoox Networks, a provider of networking infrastructure products from June 2000 to January 2002. Mr. Foy has also held various management positions at Quantum Corporation and Compaq Computer Corporation. Mr. Foy holds a Bachelor’s Degree in Business Administration from Miami University, and a Masters of Management from Northwestern University’s Kellogg Graduate School of Management.

RISK FACTORS
          You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.
We currently depend on our TouchPad and TouchStyk products, and the notebook computer market, for a significant portion of our revenue, and a downturn in these products or market could have a more disproportionate impact on our revenue than if we were more diversified.
          Historically, we have derived a substantial portion of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers. While our long-term objective is to derive revenue from multiple interface solutions for both the notebook computer market and the iAppliance and other electronic device markets, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent a significant portion of our revenue. The PC market as a whole has experienced a slowdown in the rate of growth. A continued or accelerated softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.
We cannot assure you that sales of our interface solutions for portable digital music players will continue at existing levels or expand or that our interface business for other iAppliances and electronic devices will be successful.
          We cannot assure you that sales of our interface solutions for portable digital music players will continue at existing levels or expand or that our interface business for other iAppliances and electronic devices will be successful. These markets, primarily portable digital music players, accounted for approximately 41% of our net revenue in fiscal 2005, up from 16% and 7% in fiscal 2004 and 2003, respectively. Any downturn in this business would adversely affect our operating results. In addition, our interface business for other iAppliances and electronic devices faces many uncertainties. Our inability to address these uncertainties successfully and to become a leading supplier of interfaces to these other markets would result in a slower growth rate than we currently anticipate. We do not know whether our user interface solutions for these other markets will gain market acceptance or will ever result in a substantial portion of our revenue on a consistent basis. The failure to succeed in these other markets would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.
          Various target markets for our interfaces, such as those for PDAs, smart phones, smart handheld devices, Internet appliances, and interactive games and toys, are uncertain, may develop slower than anticipated, or could utilize competing technologies. The market for certain of these products depends in part upon the development and deployment of wireless and other technologies, which may or may not address the needs of users of these new products.
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
          Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We generally do not have a significant backlog of orders for our interface solutions to be incorporated in products in these markets. The revenue and income potential from these markets is unproven. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.
Our historical financial performance is based on sales of interface solutions to the notebook computer market and may not be indicative of our future performance in other markets.
          Our historical financial performance primarily reflects the sale of interface solutions for notebook computers. While we expect sales of our interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive a substantial portion of our revenue from sales of our product solutions for additional markets, including portable digital music players and other iAppliances and electronic devices. Although 41% of our fiscal 2005 net revenue was outside the notebook computer market, we have a limited operating history in these markets upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.
Market acceptance of our customers’ existing or new products that utilize our interface solution may decline or may not develop and, as a result, our sales may decline or may not expand.
          We do not sell any products to end users. Instead, we design various interface solutions that our OEM customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our OEM customers’ products. We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our interface solutions. Instead, we depend on our customers to manufacture and distribute products incorporating our interface solutions and to generate consumer demand through marketing and promotional activities. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our interface solutions.
          Our customer base historically has consisted primarily of major U.S.-based OEMs that sell notebook computers worldwide. During fiscal 2002, we began to ship products to many of the Japan-based notebook OEMs. Competitive advances by Japan-based OEMs, which do not utilize our interface solutions broadly in their product offerings, at the expense of our other OEM customers could result in lost sales opportunities. The portable digital music player market also has become an important factor in our operating results. Any significant slowdown in the use of our interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown in the market would adversely affect our sales.
If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.
          Because our success depends on the widespread market acceptance of our customers’ products, we must continue to maintain our relationships with the leading notebook computer and portable digital music player OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface technologies. Our failure to identify potential growth opportunities, particularly in new markets, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.
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
          Our customer relationships also can be affected by factors affecting our customers that are unrelated to our performance. These factors can include a myriad of situations, including business reversals of customers, determinations by customers to change their product mix or abandon business segments, or mergers, consolidations, or acquisitions involving our customers, such as the combination of Compaq and Hewlett-Packard and the recent acquistion of IBM’s PC business unit by Lenovo.

In fiscal 2005, one customer accounted for an aggregate of 34% of our sales, and the loss of sales to this company could harm our business, financial condition, and results of operations.
          Sales to one company that provides contract manufacturing services to major OEMs accounted for an aggregate of 34% of our net revenue during the fiscal year ended June 30, 2005, and two companies accounted for an aggregate of 35% of our net revenue during the fiscal year ended June 30, 2004. These companies are Inventec in fiscal 2005 and Inventec and Compal in fiscal 2004. Additionally, receivables from Inventec represented a total of 41% of our accounts receivable at June 30, 2005.
          Inventec and Compal are contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers in the notebook computer industry do not increase their orders or if we are unsuccessful in generating orders for interface solutions in other markets, including iAppliances and other electronic devices, from existing or new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.
Our revenue may decline if customers for which we are sole source providers seek alternative sources of supply.
          We serve as the sole source provider for some of our OEM customers. Those customers may choose to reduce their dependence on us by seeking second sources of supply, which could reduce our revenue. To remain a sole source provider, we must continue to demonstrate to our customers that we have adequate alternate sources for components, that we maintain adequate alternatives for production, and that we can deliver value added products on a timely basis.
We rely on others for our production, and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.
          We utilize contract manufacturers for all of our production requirements. The majority of our manufacturing is conducted in China, Hong Kong, Thailand, and Taiwan by manufacturing subcontractors that also perform services for numerous other companies. We do not have a guaranteed level of production capacity with any of our contract manufacturers. Qualifying new manufacturing subcontractors, and specifically semiconductor foundries, is time-consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our manufacturing subcontractors or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.
We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our results of operations.
          We depend on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Hong Kong, Thailand, and Taiwan. We provide our manufacturing subcontractors with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our manufacturing subcontractors that guarantee production capacity, prices, lead times, or delivery schedules. Our manufacturing subcontractors serve other customers, a number of which have greater production requirements than we do. As a result, our manufacturing subcontractors could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.

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
          Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the iAppliance and other electronic devices markets. These markets are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
          We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, custom designed, feature rich interface solutions to lower priced alternatives would adversely affect our business. Some of our competitors, particularly in the markets for iAppliances and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers determine not to utilize our custom engineered, total solutions approach and instead decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.
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
          Our manufacturing and assembly operations are primarily conducted in China, Thailand, Hong Kong, and Taiwan by manufacturing contractors. We have sales and logistics operations in Hong Kong, sales support operations in Japan, Taiwan, and China, and research and development activities in the United Kingdom. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:
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
          We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of the prices we pay for their goods and services. In the future, customers may make payments in non-U.S. currencies. In addition, approximately 5% of our costs are denominated in non-U.S. currencies, including British pounds, Hong Kong dollars, Japanese Yen, Chinese Yuan, and Taiwan dollars.
          Fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies, accordingly, we have no foreign currency hedge contracts outstanding as of the end of our fiscal year.
A majority of our contract manufacturers are located in Taiwan, Thailand, Hong Kong, and China, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries would disrupt our operations.
          A majority of our contract manufacturers are located in Taiwan, Hong Kong, and China. Events out of our control, such as earthquakes, fires, floods, or other natural disasters or political unrest, war, labor strikes, or work stoppages, in these countries would disrupt their operations, which would impact our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is political tension between Taiwan and China, which could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.
Variability of customer requirements resulting in cancellations, reductions, or delays may adversely affect our operating results.
          We must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for the OEM’s products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our operating results. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have been able to obtain increased production capacity from our third-party manufacturers, we may be unable to do so at any given time to meet our customers’ demands if their demands exceed anticipated levels.
Our operating results may experience significant fluctuations that could result in a decline in the price of our stock.
          In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of our customers’ products;

•	timing of expenses in anticipation of future orders;

•	changes in product mix, including the percentage of dual pointing and single pointing products shipped;

•	availability of manufacturing and assembly services;

•	changes in cost and availability of labor and components;

•	timely delivery of product solutions to customers;

•	pricing and availability of competitive products;

•	introduction of new technologies into the markets we serve;

•	pressures on reducing selling prices;

•	the absolute and relative levels of corporate enterprise and consumer notebook purchases; and

•	changes in economic conditions.
          Accordingly, you should not rely on period-to-period comparisons as an indicator of our future performance. Negative or unanticipated fluctuations in our operating results may result in a decline in the price of our stock.
If we fail to manage our growth effectively, our infrastructure, management, and resources could be strained, our ability to effectively manage our business could be diminished, and our operating results could suffer.
          The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned diversification and growth effectively will require us to
•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;

•	enhance our global operational, financial, and management systems; and

•	expand our production capacity.
          As we expand and diversify our product and customer base, we may be required to increase our overhead and operating expenses. We also may be required to increase staffing and other expenditures, including expenses in order to meet the anticipated demand of our customers. Our customers, however, do not commit to firm production schedules for more than a short time in advance. Any increase in expenses in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and results of operations could suffer.
We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.
          Our success depends substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.
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
          Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. There can be no assurance that we will obtain registrations of principle or other trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.
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
          We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months or more from the date of sale. Despite testing by us and our customers, defects may be found in existing or new products. In fiscal 2001, a manufacturing error of one of our manufacturing subcontractors was discovered. Although the error was promptly discovered without significant interruption of supply and the manufacturing subcontractor rectified the problem at its own cost, any such manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers; cause us to incur significant warranty, support, and repair costs; and divert the attention of our engineering personnel from our product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. The occurrence of these problems would likely harm our business.
Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.
          We anticipate that we will enter into strategic alliances. Among other matters, we continually explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to provide necessary know-how, components, or supplies; and to develop, introduce, and distribute products utilizing our technology. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.
          We expect to review opportunities to acquire other businesses and technologies in order to complement our current interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
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
The valuation of our technology conducted in connection with our international operating structure may be challenged, which could result in additional taxes, interest, and penalties.
          In fiscal 2005, we implemented an international operating structure. Under the new structure, generally, one of our affiliates licensed from us certain rights to the pre-existing and in-process technology associated with our products for exploitation in all geographic markets except the U.S., Japanese, and Korean markets, which we refer to as “ROW markets.” Our affiliate also acquired ownership of all future economic rights to product sales in ROW markets by entering into an agreement to license certain intangibles and a cost-sharing agreement under which we and our affiliate will share research and development costs in accordance with certain tax rules and regulations. We believe this structure will result in certain tax advantages to us, but there can be no assurances that this will be the case
We expect to incur additional expenses in complying with corporate governance and public disclosure requirements.
          Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq National Market rules, are creating uncertainty and increased expenses for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. As a result, we may have difficulty attracting and retaining qualified board members, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.
          A change in accounting standards or practices could have a significant effect on our reported results of operations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board has issued standards that change U.S. generally accepted accounting principles to require companies, including us, to recognize all share-based payments to employees, including grants of stock options, in financial statements based on their fair value and eliminates the pro forma footnote disclosures that were allowed as an alternative to financial statement recognition. This requirement, while not affecting our cash flow, will adversely affect our reported financial results and impairs our ability to provide guidance on our future reported financial results as a result of the variability of the factors used to establish the fair value of stock options.
We increased our leverage as a result of the sale of our 0.75% convertible senior subordinated notes.
          As a result of the sale of our 0.75% convertible senior subordinated notes in fiscal 2005, we incurred $125 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. Our interest payment obligations on the notes will be approximately $938,000 annually. The degree to which we are now leveraged could have adverse consequences, including the following:
•	a limitation on our ability to obtain future financing for working capital, acquisitions, or other purposes;

•	an increase in our vulnerability to industry downturns and competitive pressures; and

•	a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

          Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business, and other factors affecting our operations, many of which are beyond our control.
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
          The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the iAppliance and other electronic device markets. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. economy has been historically cyclical and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.
The market price of our common stock has been and may continue to be volatile.
          The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following:
•	variations in our quarterly results;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	changes in financial estimates by industry or securities analysts or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers, or our competitors;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers, and the economy as a whole; and

•	hedging activities by investors holding positions in our convertible senior subordinated notes.
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
          Our stockholders’ rights plan may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the rights plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.
Sales of large numbers of shares could adversely affect the price of our common stock.
          All of the 24,184,087 shares of our common stock outstanding as of September 1, 2005 are eligible for resale in the public markets. Of these shares, 1,341,745 shares held by affiliates are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended, and the balance of the shares are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions.

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
          We have registered an aggregate of $100 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 discussed above. The issuance or subsequent sale of these shares in the public market could adversely affect prevailing market prices.
          We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 (“the Notes”) and the common stock issuable upon conversion of the Notes. The shares issued upon conversion generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 discussed above. The issuance or subsequent sale of these shares in the public market could negatively affect the market price of our common stock.
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
ITEM 2. PROPERTIES
          Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California to which we relocated in July 2005. We believe this facility will be adequate to meet our needs into the foreseeable future. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 13,300 square feet and our European headquarters are located in Cambridge, United Kingdom, where we lease approximately 5,600 square feet. We also maintain a 4,800 square foot office in Taiwan, a 900 square foot office in Japan, a 750 square foot office in Shanghai, and have a satellite sales support office in Thailand.
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

	High	Low
Year ended June 30, 2004:

First quarter	$14.90	$9.23
Second quarter	$15.94	$10.41
Third quarter	$22.42	$13.32
Fourth quarter	$21.00	$14.64

Year ended June 30, 2005:

First quarter	$21.00	$13.53
Second quarter	$40.00	$20.42
Third quarter	$41.19	$20.80
Fourth quarter	$24.23	$17.70
          On September 1, 2005, the closing sales price of our common stock on the Nasdaq National Market was $16.22 per share.
Stockholders
          As of September 1, 2005, there were approximately 250 holders of record of our common stock.
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

Issuer Purchases of Equity Securities
     In April 2005 our board of directors authorized a stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The plan will terminate upon the earlier of the repurchase of $40 million of common stock or on April 14, 2006. We generally will repurchase our stock only during our “trading window”, which starts 48 hours after the public release of our quarterly or annual earnings and ends four weeks before the end of our next fiscal quarter subject to the volume, manner, pricing and timing restrictions of Rule 10b-18. Purchases under this program are held as treasury stock.
     The following sets forth purchases of our common stock under the repurchase program during each fiscal month since the adoption of the program:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
March 27, 2005 - April 23, 2005	—	—	—	40,000,000
April 24, 2005 - May 21, 2005	1,139,000	$18.60	1,139,000	18,820,000
May 22, 2005 - June 25, 2005	—	—	—	18,820,000

Total	1,139,000		1,139,000

     Subsequent to June 30, 2005, 1,167,100 shares were repurchased at an aggregate cost of $18.8 million, or an average cost of $16.12 per share. No further shares will be repurchased under this program.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended June 30,
	2001*	2002	2003	2004	2005
		(in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$73,698	$100,201	$100,701	$133,276	$208,139
Cost of revenue(1)	50,811	59,016	58,417	77,244	112,090

Gross margin	22,887	41,185	42,284	56,032	96,049
Operating expenses:
Research and development(1)	11,590	16,594	19,837	21,419	24,991
Selling, general, and administrative(1)	9,106	9,873	10,733	13,571	18,423
Other operating expense (income)	—	—	—	—	(3,800)
Amortization of deferred stock compensation	597	453	516	517	328
Amortization of goodwill and other acquired intangible assets	784	134	40	—	—
Restructuring	—	—	—	432	—

Total operating expenses	22,077	27,054	31,126	35,939	39,942

Operating income	810	14,131	11,158	20,093	56,107
Interest income, net	180	325	904	833	2,225

Income before provision for income taxes	990	14,456	12,062	20,926	58,332
Provision for income taxes	180	5,056	4,344	7,934	20,347

Net income	$810	$9,400	$7,718	$12,992	$37,985

Net income per share:
Basic	$0.13	$0.70	$0.33	$0.53	$1.48

Diluted	$0.04	$0.42	$0.31	$0.48	$1.30

Shares used in computing net income per share:
Basic	6,134	13,523	23,473	24,418	25,736

Diluted	19,879	22,544	25,132	27,108	29,761

*	Fiscal year ended June 30, 2001 consisted of 53 weeks.

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$23	$28	$28	$20	$12
Research and development	162	167	159	91	8
Selling, general, and administrative	412	258	329	406	308

Amortization of deferred stock compensation	$597	$453	$516	$517	$328

	June 30,
	2001	2002	2003	2004	2005
		(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$3,766	$65,180	$77,286	$96,299	$228,921
Working capital	12,974	73,318	83,815	106,624	235,240
Total assets	27,157	90,381	104,508	132,653	311,205
Long-term debt, capital leases, and equipment financing obligations, less current portion	1,829	1,759	1,528	1,500	126,500
Total stockholders’ equity	13,754	74,003	86,264	109,140	144,660
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
     In fiscal 2001, we recorded amortization of goodwill and other intangible assets of $784,000 in connection with the acquisition of Absolute Sensors Limited, or ASL, a United Kingdom company and the acquisition of the employees of a former Taiwanese sales agent. As a result of the adoption of Statement of Financial Accounting

Standard No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002, we ceased amortizing goodwill. Accordingly, we recorded amortization of other intangible assets of $134,000 and $40,000 in fiscal 2002 and 2003, respectively, associated with the ASL acquisition and the acquisition of the employees of a former Taiwanese sales agent. These assets were fully amortized in fiscal 2003.
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
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. From our inception in 1986 through fiscal 1995, we were a development-stage company, which focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad and are now the world’s leading supplier of interface solutions to the notebook computer market and the HDD portable digital music player market. In fiscal 2005, we believe we were the market leader in providing interface solutions for notebook computers and HDD portable digital music players. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.
     In April 2000, we began shipping our initial dual pointing solution for notebook computers, which included third-party products, enabling PC OEMs to offer end users the combination of both a touch pad and a pointing stick. In January 2001, we achieved our first design win incorporating our proprietary pointing stick solution, TouchStyk, into a dual pointing application for use in a notebook computer and began shipping them in volume in the December 2001 quarter. With our TouchStyk, we offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications.
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. Our revenue increased from $73.7 million in fiscal 2001 to $208.1 million in fiscal 2005, a compound annual growth rate of approximately 30%. In fiscal 2001, we derived 97% of our product revenue from the personal computer market. By fiscal 2005, revenue from the personal computer market had decreased to 59% of our net revenue.
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

     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use three third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.
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
     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; Sarbanes-Oxley Act compliance; internal sales and outside sales representatives’ commissions; market research and consulting; and other marketing and sales activities. These expenses have generally increased, primarily reflecting increased corporate governance costs related to Sarbanes-Oxley Act compliance, staffing, commission expense associated with higher revenue levels, and additional management personnel in anticipation of our continued growth in our existing markets and penetration into new markets.
     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the dates of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the applicable vesting period. Options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options. We recorded expense associated with deferred stock compensation of approximately $516,000, $517,000, and $328,000 in fiscal 2003, 2004, and 2005, respectively. Upon the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R) in fiscal 2006, we will no longer amortize deferred stock compensation, as FAS 123R will require us to expense stock options based on grant date fair value. The adoption of FAS 123R will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our Consolidated Financial Statements. The Securities and Exchange Commission considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.
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
     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances we consider whether a write-down is required to reduce the carrying value of the inventory purchased to its net realizable value.
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
     In our first quarter of fiscal 2006, we will adopt FAS 123R and expense the grant date fair value of stock options. In connection with the expensing of the grant date fair value of stock options, we will set up deferred tax benefit on the option expense associated with nonqualified stock options, but under current tax accounting standards can not set up deferred tax benefit for the option expense associated with qualified stock options. For qualified stock options we will record tax benefit only in the event of a future period disqualifying disposition of the underlying stock by employees. Accordingly, as we can not record tax benefit for the option expense associated with qualified stock options until the occurrence of a future disqualifying disposition of the underlying stock by employees, our future quarterly and annual effective tax rates will be subject to greater volatility and our ability to reasonably estimate our future quarterly and annual effective tax rates will be negatively impacted as a result of our adoption of FAS 123R.

Results of Operations
     The following table presents our historical operating results for the periods indicated as a percentage of revenue.

	Years Ended June 30,
	2003	2004	2005
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	58.0%	58.0%	53.9%

Gross margin	42.0%	42.0%	46.1%

Operating expenses:
Research and development	19.7%	16.1%	12.0%
Selling, general, and administrative	10.7%	10.2%	8.9%
Other operating expense (income)	0.0%	0.0%	(1.8)%
Amortization of deferred stock compensation	0.5%	0.4%	0.1%
Amortization of goodwill and other acquired intangible assets	0.0%	0.0%	0.0%
Restructuring	0.0%	0.3%	0.0%

Total operating expenses	30.9%	27.0%	19.2%

Operating income	11.1%	15.0%	26.9%
Interest income	1.1%	0.8%	1.6%
Interest expense	(0.2)%	(0.1)%	(0.5)%

Income before provision for income taxes	12.0%	15.7%	28.0%
Provision for income taxes	4.3%	6.0%	9.8%

Net income	7.7%	9.7%	18.2%

Fiscal year ended June 30, 2005 compared with fiscal year ended June 30, 2004
     Net Revenue. Net revenue was $208.1 million for the year ended June 30, 2005 compared with $133.3 million for the year ended June 30, 2004, an increase of 56%. The increase in net revenue was primarily attributable to a 69% increase in unit shipments for the year ended June 30, 2005 compared with the year ended June 30, 2004. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from a change in product mix and general competitive pricing pressure. Net revenue from dual pointing applications declined to 16% of net revenue for the year ended June 30, 2005 compared with 27% of net revenue for the year ended June 30, 2004. The decrease in net revenue from dual pointing applications reflected the continuing shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of the notebook market. Our non-PC revenue grew to approximately 41% of net revenue for the year ended June 30, 2005 up from approximately 16% of net revenue for the year ended June 30, 2004, primarily driven by increased demand for HDD portable digital music players utilizing our capacitive interface solutions.
     Gross Margin. Gross margin as a percentage of net revenue was 46.1% for the year ended June 30, 2005, compared with 42.0% for the year ended June 30, 2004. The improvement in gross margin as a percentage of net revenue primarily reflected the benefit of a favorable product mix, improved manufacturing yields, and lower manufacturing costs, which were driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure.
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 12.0% from 16.1%, while spending on research and development activities increased 16.7% to $25.0 million from $21.4 million for the years ended June 30, 2005 and 2004, respectively. The increase in research and development expenses reflected higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay, increased equipment costs, and higher travel related costs, partially offset by lower outside services costs.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 8.9% from 10.2%, while spending on selling, general, and administrative activities increased 35.8% to $18.4 million from $13.6 million for the years ended June 30, 2005 and 2004, respectively. The increase in selling, general, and administrative expenses reflected higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay, increased corporate governance costs in connection with Sarbanes-Oxley Act compliance, increased legal fees, and higher travel related costs.
     Other operating expense (income). During the year ended June 30, 2005, we entered into a cross license agreement with a competitor. The cross licenses in the agreement are worldwide, non-exclusive, non-transferable, and royalty-free. The cross license agreement settles certain intellectual property claims of the parties and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment, which is included as other operating expense (income).
     Amortization of Deferred Stock Compensation. The year ended June 30, 2005 included amortization expense for deferred stock compensation of $328,000 compared with $517,000 for the year ended June 30, 2004. Upon the adoption of FAS 123R in the first quarter of fiscal 2006, we will no longer amortize deferred stock compensation, as FAS 123R will require us to expense stock options based on grant date fair value.
     Restructuring. In June 2003, we completed the acquisition of NSM. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge in the first quarter of fiscal 2004, consisting primarily of severance costs for terminated employees.
     Operating Income. We generated operating income of $56.1 million, or 26.9% of net revenue, for the year ended June 30, 2005 compared with $20.1 million, or 15.0% of net revenue, for the year ended June 30, 2004. As discussed in the preceding paragraphs, the improvement in operating income was primarily a result of the increased operating leverage from the 56% increase in net revenue as both research and development and selling, general, and administrative expenses declined as a percentage of net revenue as well as the higher gross margin percentage.
     Interest Income. Interest income was $3.4 million for the year ended June 30, 2005 compared with $1.0 million for the year ended June 30, 2004. The $2.4 million increase in interest income resulted from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in cash balances was primarily the result of the net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004 aided by $42.5 million of net cash flows from operations.
     Interest Expense. Interest expense was $1.1 million for the year ended June 30, 2005 compared with $134,000 for the year ended June 30, 2004. The $1.0 million increase in interest expense resulted from the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, exclusive of the amortization of debt issuance costs.
     Provision for Income Taxes. The provision for income taxes for the year ended June 30, 2005 was $20.3 million compared with $7.9 million for the year ended June 30, 2004, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal, foreign, and state taxes for the years ended June 30, 2005 and 2004. The effective tax rate for the year ended June 30, 2005 was approximately 34.9% and diverged from the combined federal and state statutory rate primarily due to the tax impact of foreign operations, the release of tax contingency accruals associated with income tax issues settled during the year, the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences. The effective tax rate for the year ended June 30, 2004 was approximately 37.9% and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences.
Fiscal year ended June 30, 2004 compared with fiscal year ended June 30, 2003
     Net Revenue. Net revenue was $133.3 million for the year ended June 30, 2004 compared with $100.7 million for the year ended June 30, 2003, an increase of 32.3%. The increase in net revenue was primarily attributable to a more than 50% increase in unit shipments, partially offset by a reduction in overall average unit selling price resulting from a change in product mix and general competitive pricing. Net revenue from dual pointing applications declined to 27% of total net revenue for the year ended June 30, 2004 compared with 39% of total net revenue for the year ended June 30, 2003. The decrease in net revenue from dual pointing applications reflected the continuing shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers and the impact of competitive solutions in the dual pointing segment of the notebook market. Our non-PC revenue grew to approximately 16% of net revenue for the year ended June 30, 2004 from approximately 7% of net revenue for the year ended June 30, 2003, primarily driven by increased demand for portable digital entertainment devices that utilize our capacitive interface solutions.
     Gross Margin. Gross margin as a percentage of net revenue was 42.0% for the year ended June 30, 2004, unchanged from the 42.0% for the year ended June 30, 2003. Gross margin as a percentage of net revenue was unchanged as the impact of ongoing competitive pricing pressures resulting in lower average selling prices were offset by lower manufacturing costs, driven by the combination of our continuing design and process improvement programs and lower materials and assembly costs.
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 16.1% from 19.7%, while spending on research and development activities increased 8.0% to $21.4 million from $19.8 million for the years ended June 30, 2004 and 2003, respectively. The increase in research and development spending reflects higher employee compensation costs from increased staffing, our annual performance review process and incentive pay programs, project related expenses, and to a lesser extent, higher patent related expenses, partially offset by lower consulting costs and depreciation charges.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 10.2% from 10.7%, while spending on selling, general, and administrative activities increased 26.4% to $13.6 million from $10.7 million for the years ended June 30, 2004 and 2003, respectively. The increase in selling, general, and administrative spending was attributable to higher compensation costs associated with our annual review process and incentive pay programs, including higher commission expense on higher net revenue, additional expenses related to compliance with new SEC regulations, tax advisory services, and generally higher operating levels.
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
     Operating Income. We generated operating income of $20.1 million, or 15.0% of net revenue, for the year ended June 30, 2004 compared with $11.2 million, or 11.1% of net revenue, for the year ended June 30, 2003. As discussed in the preceding paragraphs, the improvement in operating income was primarily a result of the increase in net revenue coupled with a reduction, as a percentage of net revenue, of research and development expenses and selling, general, and administrative expenses.
     Net Interest Income. Net interest income was $833,000 for the year ended June 30, 2004 compared with $904,000 for the year ended June 30, 2003, resulting from generally lower interest rates partially offset by the benefit of higher average cash balances.
     Provision for Income Taxes. The provision for income taxes for the year ended June 30, 2004 was $7.9 million compared with $4.3 million for the year ended June 30, 2003, reflecting the higher pre-tax profit levels. The income tax provision represents estimated federal and state taxes and foreign taxes associated with our operations in the United Kingdom, Taiwan, and Japan for the years ended June 30, 2004 and 2003, and the addition of Hong Kong for the year ended June 30, 2004. The effective tax rates for the years ended June 30, 2004 and June 30, 2003 were 37.9% and 36.0%, respectively, and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences.
Quarterly Results of Operations
     The following table sets forth our unaudited quarterly results of operations for the eight quarters for the two-year period ended June 30, 2005. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance, accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
	September	December	March	June	September	December	March	June
	2003	2003	2004	2004	2004	2004	2005	2005
	(unaudited)
	(in thousands)
Net revenue	$29,571	$34,274	$34,284	$35,147	$38,091	$56,543	$56,668	$56,837
Cost of revenue(1)	17,426	20,134	19,726	19,958	20,899	30,155	30,481	30,555

Gross margin	12,145	14,140	14,558	15,189	17,192	26,388	26,187	26,282

Operating expenses:
Research and development(1)	5,096	5,130	5,613	5,580	6,043	6,248	6,157	6,543
Selling, general, and administrative(1)	3,074	3,293	3,452	3,752	3,766	4,388	4,937	5,332
Other operating expense (income) (2)	—	—	—	—	—	—	—	(3,800)
Amortization of deferred stock compensation	137	132	128	120	102	85	71	70
Restructuring	432	—	—	—	—	—	—	—

Total operating expenses	8,739	8,555	9,193	9,452	9,911	10,721	11,165	8,145

Operating income	3,406	5,585	5,365	5,737	7,281	15,667	15,022	18,137
Interest and other income, net	192	195	213	233	242	246	635	1,102

Income before income taxes	3,598	5,780	5,578	5,970	7,523	15,913	15,657	19,239
Provision for income taxes	1,331	2,279	2,073	2,251	3,092	6,189	3,983	7,083

Net income	$2,267	$3,501	$3,505	$3,719	$4,431	$9,724	$11,674	$12,156

Net income per share:
Basic	$0.09	$0.15	$0.14	$0.15	$0.18	$0.38	$0.44	$0.47
Diluted	$0.09	$0.13	$0.13	$0.13	$0.16	$0.33	$0.38	$0.41
Shares used in computing net income per share:
Basic	24,013	24,113	24,671	24,871	25,099	25,816	26,315	25,717

Diluted	26,527	26,725	27,451	27,579	27,694	29,372	31,464	30,316

(1)	Excludes the amortization of deferred stock compensation as follows:

	Three Months Ended
	September	December	March	June	September	December	March	June
	2003	2003	2004	2004	2004	2004	2005	2005
				(unaudited)
				(in thousands)
Cost of revenue	$5	$5	$5	$5	$4	$3	$3	$2
Research and development	30	25	21	15	8	—	—	—
Selling, general, and administrative	102	102	102	100	90	82	68	68

Amortization of deferred stock compensation	$137	$132	$128	$120	$102	$85	$71	$70

(2)	During the fourth quarter of fiscal 2005, we entered into a cross license agreement with a competitor which is non-exclusive, non-transferable, and royalty-free. The cross license agreement settles certain intellectual property claims and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment which is included as other operating expense (income).

Liquidity and Capital Resources
     Our cash, cash equivalents and short-term investments were $228.9 million as of June 30, 2005 compared with $96.3 million as of June 30, 2004. The increase in cash, cash equivalents and short-term investments is primarily attributable to the combination of the issuance of $125.0 million of convertible senior subordinated notes in December 2004 from which we received net proceeds of approximately $120.7 million, and cash generated from operating activities of $42.5 million in fiscal 2005 due to our strong operating performance.
     Cash Flows from Operating Activities. During the year ended June 30, 2005, the net cash provided by operating activities of $42.5 million was primarily attributable to net income of $38.0 million, plus tax benefit from stock options totaling $10.0 million, and adjustments for non-cash charges for depreciation, amortization of deferred stock compensation, amortization of debt issuance costs, and deferred taxes totaling $3.7 million, partially offset by a net increase in operating assets and liabilities of $9.1 million. The net increase in operating assets and liabilities related primarily to a $11.9 million increase in accounts receivable and a $12.8 million increase in other assets consisting mainly of non-current prepaid taxes associated with our international operating structure, partially offset by higher income taxes payable, all of which reflect our higher operating levels. During the year ended June 30, 2004, net cash generated from operating activities was $14.8 million, primarily reflecting our net income of $13.0 million, plus tax benefit from stock options totaling $4.2 million, and adjustments for non-cash charges for depreciation, amortization of deferred stock compensation, and deferred taxes totaling $1.0 million, partially offset by a net increase in operating assets and liabilities of $3.4 million. During the year ended June 30, 2003, net cash generated from operating activities was $11.7 million, primarily reflecting our net income of $7.7 million, plus tax benefit from stock options totaling $634,000, and adjustments for non-cash charges for depreciation, amortization of acquired intangible assets, deferred stock compensation, and deferred taxes totaling $1.8 million, and a net decrease in operating assets and liabilities of $1.5 million.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities, investment-grade fixed income instruments, and auction rate securities and used cash of $137.7 million for the year ended June 30, 2005 compared with $2.1 million and $18.4 million for the years ended June 30, 2004 and 2003, respectively. Net cash used in investing activities during fiscal 2005 consisted of purchases of $221.4 million for short-term investments, $13.8 for purchases of capital assets, and a $4.0 million investment in Foveon, Inc. partially offset by proceeds from sales and maturities of $101.5 million for short-term investments. Our purchases of capital assets included our 70,000 square foot building located in Santa Clara, California. We used approximately $11.7 million of cash for the purchase and reconfiguration of the building and moved our San Jose operations into the new facility in July 2005. Net cash used in investing activities during fiscal 2004 consisted of purchases of $21.2 million for short-term investments, and $908,000 for purchases of capital assets, largely offset by proceeds from sales and maturities of $19.7 million for short-term investments and the settlement of $240,000 of restricted cash. Net cash used during fiscal 2003 consisted of purchases of $25.1 million for short-term investments, $1.3 million for capital assets, and $1.2 million for the acquisition of NSM, of which $240,000 was held as restricted cash, partially offset by cash generated from sales and maturities of short-term investments.
     Cash Flows from Financing Activities. Net cash provided by financing activities for the years ended June 30, 2003, 2004, and 2005 was $2.9 million, $5.2 million, and $107.9 million, respectively. Our financing activities for the year ended June 30, 2005 primarily related to proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $8.4 million from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $21.2 million for the purchase of treasury stock and $4.3 million of debt issuance costs. Our financing activities for the years ended June 30, 2003 and 2004 were primarily related to proceeds from common stock issued under our stock option plans and employee stock purchase plan, and repayment of notes receivable from stockholders, less payments made on capital lease and equipment financing obligations.
     Common Stock Repurchase Program. In April 2005 our board of directors authorized a stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through June 30, 2005 purchases under this program totaled 1,139,000 shares for an aggregate cost of $21.2 million or an average cost of $18.60 per share. Subsequent to June 30, 2005, we repurchased an additional 1,167,100 shares under this program for an aggregate cost of $18.8 million or an average cost of $16.12 per share. No further shares will be repurchased under this program.
     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 27, 2005, has an interest rate equal to Silicon Valley Bank’s prime lending rate and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of June 30, 2005.
     Convertible Senior Subordinated Notes. On December 7, 2004 and December 17, 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which will be amortized over five years. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.
     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005, which represents an annual debt service cost of approximately $938,000. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the Securities and Exchange Commission covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured. On June 1, 2005, our Registration Statement for these securities was declared effective by the Securities and Exchange Commission – see $125 Million Shelf Registration below. While we do not expect a registration default to occur requiring us to pay additional interest, we cannot assure you that a registration default will not occur in the future.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of June 30, 2005, none of the conditions for conversion of the Notes were satisfied.
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

     Note Payable to a Related Party. The long-term note payable of $1.5 million to National Semiconductor Corporation (National) represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc. (Foveon), in which National is also an investor. We do not anticipate making any payments under the limited-recourse loan with National, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.
     $100 Million Shelf Registration. We have registered an aggregate of $100 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
     $125 Million Shelf Registration. We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 (the “Notes”) and the common stock issuable upon conversion of the Notes. The shares issued upon conversion generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2005 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes	$125	—	—	—	$125
Note payable	2	—	2	—	—
Building leases	2	1	1	—	—

Total	$129	$1	$3	$—	$125

     Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the 3-5 years period would be increased by $125 million with a corresponding decrease in amounts due in more than 5 years.
Off-Balance Sheet Arrangements
     We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services; or other relationships that expose us to liability that is not reflected in the financial statements.
Recent Accounting Pronouncements
     In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements.
     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. The adoption of FAS 151 will not have a material impact on our financial position, results of operations, or cash flows.
     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 — Basis of Presentation–Stock-Based Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations. We anticipate the pre-tax charge for FAS 123R to be in the range of $13.5 million to $14.0 million for fiscal 2006, however, the actual pre-tax charge could significantly differ from our estimate if facts and assumptions used to estimate fair value during fiscal 2006 significantly differ from those used in modeling our estimate.
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces Accounting Principals Board Opinion No. 20 (APB 20) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and liquidity and consists primarily of government-backed securities and investment-grade instruments, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2005 (in thousands, except for average interest rates):

Fiscal Year Ended June 30,	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Cash equivalents – variable rate
Money Market	$67,471	$—	$—	$—	$—	$—	$67,471	$67,471
Average interest rate	2.3%	—	—	—	—	—	2.3%
Short-term investments – variable rate
Auction rate preferred	$47,325	$—	$—	$—	$—	$—	$47,325	$47,325
Average interest rate	3.1%	—	—	—	—	—	3.1%
Asset backed securities	$5,400	$—	$—	$—	$—	$—	$5,400	$5,400
Average interest rate	3.2%	—	—	—	—	—	3.2%
Municipal securities	$52,030	$—	$—	$—	$—	$—	$52,030	$52,030
Average interest rate	2.9%	—	—	—	—	—	2.9%
Short-term investments – fixed rate
U.S. agencies	$—	$8,000	$—	$—	$—	$—	$8,000	$8,000
Average interest rate	—	4.0%	—	—	—	—	4.0%
Municipal securities	$27,289	$16,774	$—	$—	$—	$—	$44,063	$43,934
Average interest rate	1.9%	2.5%	—	—	—	—	2.2%
Total short-term investments	$132,044	$24,774	$—	$—	$—	$—	$156,818	$156,689
Average interest rate	2.8%	3.0%	—	—	—	—	2.8%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$125,000	$125,000	$101,250
Average interest rate	—	—	—	—	—	0.75%	0.75%
Note payable to related party
Fixed rate amounts	$—	$—	$1,500	$—	$—	$—	$1,500	$1,500
Average interest rate	—	—	6.0%	—	—	—	6.0%
     The Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. Accordingly, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates, and fluctuations in general economic conditions. The principal and carrying amount of the Notes at June 30, 2005 was $125 million and the fair value of the notes was approximately $101 million based on quoted market prices.
     There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2005.
Foreign currency exchange risk
     All of our revenue, cost of revenue, and expenses, except those expenses directly related to our local operations in Asia/Pacific and Europe, are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, reports, and notes are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of June 30, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005. Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-3.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION
     There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers.”
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.
     We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-1 of this report.
(b)	Exhibits

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (6)

4	Form of Common Stock Certificate (2)

4.1	Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (6)

4.2	Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (6)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.9	Agreement dated as of October 13, 1999 by and among the registrant and the Principal Shareholders of Absolute Sensors Limited (3)

10.11	Master Equipment Lease Agreement dated as of November 28, 2000 by and between KeyCorp Leasing, a Division of Key Corporate Capital Inc., and the registrant (1)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (7)

Exhibit
Number	Exhibit
10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini, as of April 23, 2002 with W. Ronald Van Dell, and as of June 26, 2004 with Clark F. Foy and Jon R. Stone (1)

10.18	Severance Policy for Principal Executive Officers (5)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (5)

10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003 (5)

10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (6)

10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (8) *

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2003.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005. *

*	An application has been submitted to the SEC for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED
Date: September 7, 2005	By:	/s/ Francis F. Lee
Francis F. Lee
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Francis F. Lee Francis F. Lee	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 7, 2005

/s/ Russell J. Knittel Russell J. Knittel	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 7, 2005

/s/ Federico Faggin	Chairman of the Board	September 7, 2005

Federico Faggin

/s/ Keith B. Geeslin	Director	September 7, 2005

Keith B. Geeslin

/s/ Richard L. Sanquini	Director	September 7, 2005

Richard L. Sanquini

/s/ W. Ronald Van Dell	Director	September 7, 2005

W. Ronald Van Dell

INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 30, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 30, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
September 2, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Synaptics Incorporated (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Synaptics Incorporated maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synaptics Incorporated and subsidiaries as of June 30, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 2, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
September 2, 2005

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	June 30,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$59,489	$72,232
Short-term investments	36,810	156,689
Accounts receivable, net of allowances of $130 and $165 at June 30, 2004 and 2005, respectively	21,875	33,790
Inventories	6,525	7,731
Prepaid expenses and other current assets	3,083	3,046

Total current assets	127,782	273,488
Property and equipment, net	1,829	14,615
Goodwill	1,927	1,927
Other assets	1,115	21,175

	$132,653	$311,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,220	$12,390
Accrued compensation	4,594	5,638
Income taxes payable	4,018	14,867
Other accrued liabilities	3,326	5,353

Total current liabilities	21,158	38,248

Note payable to a related party	1,500	1,500
Other liabilities	855	1,797
Convertible senior subordinated notes	—	125,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 60,000,000 shares authorized; 24,987,398 and 26,419,447 shares issued at June 30, 2004 and 2005, respectively	25	26
Additional paid-in capital	88,334	106,686
Less: 0 and 1,139,000 common treasury shares at June 30, 2004 and 2005, respectively, at cost	—	(21,180)
Deferred stock compensation	(634)	(303)
Accumulated other comprehensive loss	(160)	(129)
Retained earnings	21,575	59,560

Total stockholders’ equity	109,140	144,660

	$132,653	$311,205

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended June 30,
	2003	2004	2005
Net revenue	$100,701	$133,276	$208,139
Cost of revenue(1)	58,417	77,244	112,090

Gross margin	42,284	56,032	96,049

Operating expenses:
Research and development(1)	19,837	21,419	24,991
Selling, general, and administrative(1)	10,733	13,571	18,423
Other operating expense (income)	—	—	(3,800)
Amortization of deferred stock compensation	516	517	328
Amortization of goodwill and other acquired intangible assets	40	—	—
Restructuring	—	432	—

Total operating expenses	31,126	35,939	39,942

Operating income	11,158	20,093	56,107
Interest income	1,059	967	3,370
Interest expense	(155)	(134)	(1,145)

Income before provision for income taxes	12,062	20,926	58,332
Provision for income taxes	4,344	7,934	20,347

Net income	$7,718	$12,992	$37,985

Net income per share:
Basic	$0.33	$0.53	$1.48

Diluted	$0.31	$0.48	$1.30

Shares used in computing net income per share:
Basic	23,473	24,418	25,736

Diluted	25,132	27,108	29,761

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$28	$20	$12
Research and development	159	91	8
Selling, general, and administrative	329	406	308

Amortization of deferred stock compensation	$516	$517	$328

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share amounts)

						Notes	Accumulated
			Additional		Deferred	Receivable	Other		Total
	Common Stock		Paid-in	Treasury	Stock	From	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Stockholders	Income/(Loss)	Earnings	Equity
Balance at June 30, 2002	23,182,757	$23	$75,013	$—	$(1,085)	$(876)	$63	$865	$74,003
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	7,718	7,718
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	37	—	37

Total comprehensive income									7,755

Issuance of common stock from option exercises and stock purchase plan	653,120	1	2,499	—	—	—	—	—	2,500
Amortization of deferred stock compensation, net of reversals	—	—	(119)	—	635	—	—	—	516
Deferred stock compensation	—	—	734	—	(734)	—	—	—	—
Tax benefit associated with stock options	—	—	634	—	—	—	—	—	634
Repayment of notes receivable from stockholders	—	—	—	—	—	856	—	—	856

Balance at June 30, 2003	23,835,877	24	78,761	—	(1,184)	(20)	100	8,583	86,264
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	12,992	12,992
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—	(260)	—	(260)

Total comprehensive income									12,732

Issuance of common stock from option exercises and stock purchase plan	1,151,521	1	5,369	—	—	—	—	—	5,370
Amortization of deferred stock compensation, net of reversals	—	—	(33)	—	550	—	—	—	517
Tax benefit associated with stock options	—	—	4,237	—	—	—	—	—	4,237
Repayment of notes receivable from stockholders	—	—	—	—	—	20	—	—	20

Balance at June 30, 2004	24,987,398	25	88,334	—	(634)	—	(160)	21,575	109,140
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	37,985	37,985
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	31	—	31

Total comprehensive income									38,016

Issuance of common stock from option exercises and stock purchase plan	1,432,049	1	8,404	—	—	—	—	—	8,405
Purchase of treasury stock	—	—	—	(21,180)	—	—	—	—	(21,180)
Amortization of deferred stock compensation, net of reversals	—	—	(3)		331	—	—	—	328
Tax benefit associated with stock options	—	—	9,951	—	—	—	—	—	9,951

Balance at June 30, 2005	26,419,447	$26	$106,686	$(21,180)	$(303)	$—	$(129)	$59,560	$144,660

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2003	2004	2005
Cash flows from operating activities
Net income	$7,718	$12,992	$37,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,459	1,013	1,061
Amortization of goodwill and other acquired intangible assets	40	—	—
Amortization of deferred stock compensation	516	517	328
Amortization of debt issuance costs	—	—	487
Tax benefit from stock options	634	4,237	9,951
Deferred taxes	(182)	(519)	1,831
Changes in operating assets and liabilities:
Accounts receivable	61	(8,694)	(11,915)
Inventories	(561)	(97)	(1,206)
Prepaid expenses and other current assets	(286)	(61)	(293)
Other assets	282	(147)	(12,838)
Accounts payable	878	2,327	3,170
Accrued compensation	647	1,786	1,044
Income taxes payable	(985)	2,357	10,849
Other accrued liabilities	1,368	(1,025)	2,055
Other liabilities	75	96	36

Net cash provided by operating activities	11,664	14,782	42,545

Cash flows from investing activities
Purchases of short-term investments	(25,058)	(21,199)	(221,387)
Proceeds from sales and maturities of short-term investments	9,195	19,718	101,539
Purchases of property and equipment	(1,306)	(908)	(13,847)
Investment in Foveon, Inc.	—	—	(4,000)
(Increase) decrease in restricted cash	(240)	240	—
Cash paid in connection with the acquisition of NSM Technology Limited	(960)	—	—

Net cash used in investing activities	(18,369)	(2,149)	(137,695)

Cash flows from financing activities
Proceeds from issuance of convertible senior subordinated notes	—	—	125,000
Debt issuance costs	—	—	(4,304)
Purchase of treasury stock	—	—	(21,180)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	2,500	5,370	8,405
Payments on capital leases and equipment financing obligations	(445)	(231)	(28)
Repayment of notes receivable from stockholders	856	20	—

Net cash provided by financing activities	2,911	5,159	107,893

Increase (decrease) in cash and cash equivalents	(3,794)	17,792	12,743
Cash and cash equivalents at beginning of year	45,491	41,697	59,489

Cash and cash equivalents at end of year	$41,697	$59,489	$72,232

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended June 30,
	2003	2004	2005
Supplemental disclosures of cash flow information
Cash paid for interest	$77	$7	$456
Cash paid for taxes	4,783	1,854	10,595
Retirement of equipment and related accumulated depreciation for property and equipment no longer in service	656	506	170
Reversal of deferred stock compensation	(136)	(33)	(3)
See notes to consolidated financial statements

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Founded in March 1986, we began shipping our TouchPad product in 1995, which incorporates our core capacitive technology. Today, our core capacitive technology is incorporated into every product we sell, which are designed into products offered by most of the major notebook computer and hard-disk drive music player original equipment manufactures (OEMs) throughout the world.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying financial statements have been shown as ending on June 30, 2003, 2004, and 2005 and each of those years consisted of 52 weeks.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Cash Equivalents and Short-term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.

     The following is a summary of investments in marketable securities and cash equivalents (in thousands):

	June 30, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$21,817	$—	$—	$21,817
Municipal securities	62,684	—	160	62,524

Total available-for-sale securities	$84,501	$—	$160	$84,341

	June 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$67,471	$—	$—	$67,471
Auction rate preferred	47,325	—	—	47,325
U.S. agencies	8,000	—	—	8,000
Asset backed securities	5,400	—	—	5,400
Municipal securities	96,093	—	129	95,964

Total available-for-sale securities	$224,289	$—	$129	$224,160

     The following is a summary of weighted average interest rates, amortized costs, and estimated fair values of debt securities by contractual maturity (in thousands):

	June 30, 2004			June 30, 2005
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value
Less than one year	1.2%	$68,455	$68,447	2.6%	$199,515	$199,424
Due in 1 - 2 years	1.4%	16,046	15,894	3.0%	24,774	24,736

Total		$84,501	$84,341		$224,289	$224,160

Fair Values of Financial Instruments
     The fair values of our cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the short-term nature of those instruments. The fair value of the note payable to related party also approximates its carrying value as the associated interest rate of 6% approximates the interest rate we would expect to be charged on a loan under similar circumstances with similar terms. The fair value of our convertible senior subordinated notes is based on quoted market prices as of the end of our fiscal year.
Concentration of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. We sell our products primarily to contract manufacturers that provide manufacturing services to notebook computer OEMs. Credit is extended based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been within our expectations, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2004 and 2005, the following customers accounted for more than 10% of our accounts receivable balance:

	2004	2005
Customer A	31%	41%
Customer B	16%	7%
Customer C	10%	4%
Customer D	3%	12%
Other Concentrations
     Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single-sourced components.
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and at June 30, 2004 and 2005, consisted of the following (in thousands):

	2004	2005
Raw materials	$6,044	$7,618
Finished goods	481	113

	$6,525	$7,731

     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances, we consider whether a write-down is required to reduce the carrying value of the inventory purchased to its net realizable value.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of three years applies to our computer equipment and software; estimated useful lives ranging from one to five years applies to our manufacturing equipment; an estimated useful life of three years applies to our furniture and fixtures; and an estimated useful life of 35 years applies to our building. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the lease term or the useful life of the asset. During the years ended June 30, 2003, 2004, and 2005, we retired fully depreciated equipment and furniture at an original cost of $656,000, $506,000, and $170,000, respectively.
Foreign Currency Translation
     Our functional and reporting currency is the U.S. dollar. Our monetary assets and liabilities not denominated in the functional currency are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Non-monetary balance sheet accounts are measured and recorded at the historical rate in effect at the date of translation. Revenue and expenses are translated at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation gains (losses) included in operating results for the years ended June 30, 2003, 2004, and 2005, totaled ($14,000), ($42,000), and $77,000, respectively. To date, we have not undertaken hedging transactions related to foreign currency exposure.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets with indefinite lives are not amortized, instead, we review the carrying value of goodwill and other intangible assets with indefinite lives at least annually for impairment as of the fiscal year end balance sheet date. However, we may review the carrying value more frequently when events or changes in circumstances indicate that the carrying value may be impaired. In connection with our latest annual impairment review, we determined there was no impairment of the carrying value of goodwill or other intangible assets.
Impairment of Long-Lived Assets
     In accordance with Statement FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
Investment in Foveon, Inc.
     We have an investment that consists of an ownership interest in the form of convertible preferred stock in a privately held development-stage company. As our initial voting interest exceeded 20%, we accounted for the investment under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and the Emerging Issues Task Force (EITF) topic D-68 and Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” and Issue No. 99-10 “Percentage Used

to Determine the Amount of Equity Method Losses”. We considered our ownership of preferred stock and advances made to the affiliated company in determining the amount of equity losses to be recognized (see Note 2). The balance of our investment in this company was reduced to zero in fiscal 2000, pursuant to equity method accounting. During fiscal 2005, our investee issued additional preferred stock and we made an incremental investment in the amount of $4.0 million. As a result of the preferred stock issuance, our voting interest in the investee was reduced to approximately 15%. In addition, two of our board members also serve on the board of the investee. Our incremental investment will be accounted for under the cost method in accordance with APB 18 and EITF Issues No. 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” and No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” because the investment is not “in-substance common stock” and will be reviewed periodically for impairment.
Segment Information
     We have adopted FAS 131, “Disclosure About Segments of an Enterprise and Related Information”. We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for electronic devices and products.
Stock-Based Compensation
     As permitted by FAS 123, “Accounting for Stock-Based Compensation”, (FAS 123), we apply APB Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25), and related interpretations in accounting for our stock option plans and, accordingly, we do not recognize compensation expense for stock option grants to employees with an exercise price equal to the fair market value of the shares at the date of grant. We provide additional pro forma disclosures as required under FAS 123.
     Options granted to consultants and other non-employees are accounted for at fair value determined by using the Black-Scholes method in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services”. These options are subject to periodic revaluation over their vesting term, if any. The assumptions used to value stock-based awards to consultants and non-employees are similar to those used for employees.
     We follow APB 25, and related interpretations in accounting for stock options. Had compensation expense for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years ended June 30,
	2003	2004	2005
Net income — as reported	$7,718	$12,992	$37,985
Add: Stock-based compensation expense included in reported net income, net of tax	330	320	213
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,790)	(4,045)	(6,506)

Net income — pro forma	$5,258	$9,267	$31,692

Net income per share — Basic:
As reported	$0.33	$0.53	$1.48

Pro forma	$0.22	$0.38	$1.23

Net income per share — Diluted:
As reported	$0.31	$0.48	$1.30

Pro forma	$0.21	$0.34	$1.09

     In December 2004, the Financial Accounting Standards Board finalized FAS 123R, “Share-Based Payment” (FAS 123R), which will require us to expense stock options based on grant date fair value in our financial statements starting with our first quarter of fiscal 2006. The effect of expensing stock options in our results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table; however, the amounts presented are not necessarily indicative of future amounts that will be charged to income in connection with our adoption of FAS 123R. Adoption of FAS 123R is not expected to affect cash flow, but will adversely affect net income and net income per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable and requires the input of highly subjective assumptions, including expected life and expected volatility. These factors can materially impact the estimated grant date fair value of employee stock options.
     The fair value of each award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	Years ended June 30,			Years ended June 30,
	2003	2004	2005	2003	2004	2005
Expected volatility	82.2%	74.5%	68.4%	69.8%	65.0%	58.9%
Expected life of options in years	5	5	5	0.4	0.5	1.1
Risk-free interest rate	2.6%	3.0%	3.5%	1.4%	1.0%	2.6%

Fair value per share	$4.24	$7.97	$13.71	$2.73	$2.57	$10.31
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
     Changes in our warranty liability (included in other accrued liabilities) for the years ended June 30, 2004 and 2005 are as follows (in thousands):

	2004	2005
Beginning accrued warranty	$1,002	$704
Provision for product warranties	242	505
Cost of warranty claims and settlements	(540)	(840)

Ending accrued warranty	$704	$369

Advertising Expense
     All advertising costs are expensed as incurred. Advertising costs were not material to any of the periods presented.

Comprehensive Income (Loss)
     Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) comprises unrealized gains and losses on available-for-sale securities.
Income Taxes
     Income taxes are accounted for by the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the United States federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
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
Net Income Per Share
     Basic and diluted net income per share amounts are presented in conformity with the FAS 128, “Earnings Per Share,” (FAS 128) for all periods presented. In accordance with FAS 128, basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with stock options under the treasury stock method, and (2) using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, when dilutive.
Recent Accounting Pronouncements
     In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. The adoption of FAS 151 will not have a material impact on our financial position, results of operations, or cash flows.
     In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 — Basis of Presentation–Stock-Based Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations. We anticipate the pre-tax charge for FAS 123R to be in the range of $13.5 million to $14.0 million for fiscal 2006, however, the actual pre-tax charge could significantly differ from our estimate if facts and assumptions used to estimate fair value during fiscal 2006 significantly differ from those used in modeling our estimate.
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces Accounting Principals Board Opinion No. 20 (APB 20) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.
2. Ownership Interest in Foveon, Inc. and Note Payable to Related Party
     During the year ended June 30, 1998, we entered into agreements with National Semiconductor Corporation (National), then a related party, with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc.), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase additional preferred shares of Foveon, which increased our ownership interest in Foveon to 43%. The note matures in August 2007 and bears interest at 6.0% per annum. If the note and related accrued interest are not repaid, National’s sole remedy under the loan is to require us to return to National a portion of Foveon shares purchased with the proceeds of the loan and held by us.
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
     During the year ended June 30, 2000, we advanced to Foveon a total of $2.7 million in return for convertible promissory notes. The notes were convertible into shares of Foveon preferred stock in accordance with the defined terms, had a term of ten years, and bore interest at rates ranging from 6.5% to 6.85%, payable at maturity. During the year ended June 30, 2000, we recorded our share of losses incurred by Foveon on the basis of our proportionate share of funding provided to Foveon by us and National and accordingly recorded additional equity losses limited to the then maximum carrying value of our total investment, which was $2.7 million, including the ownership of convertible debt securities issued by Foveon. Accordingly, the carrying value of our investment in Foveon was reduced to zero during the year ended June 30, 2000 as our share of losses incurred by Foveon exceeded the carrying value of the investment.
     In August 2000, the convertible promissory notes we held and related accrued interest were automatically converted into 443,965 shares of Foveon preferred stock in connection with an equity financing completed by Foveon.
     In connection with the issuance of the convertible promissory notes, we also received warrants to purchase 106,718 shares of Foveon Series B preferred stock and warrants to purchase 22,918 shares of Foveon Series C preferred stock at exercise prices of $5.88 and $6.76 per share, respectively. These warrants expired unexercised during the year ended June 30, 2005.
     On May 31, 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred for a cash investment of $4.0 million. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million and at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to liquidation preference up to two times the original issue price over the non-Series E preferred and common shares. As of June 30, 2005, our voting interest in Foveon was approximately 15% and two of our board members also serve on the board of the investee. We are not obligated to provide additional funding to Foveon.
     The Series E preferred investment in Foveon will be accounted for under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock” and will be reviewed periodically for impairment. As of June 30, 2005, the carrying value of our investment in Foveon was $4.0 million and is included in other assets in the accompanying consolidated balance sheets.
3. Acquisition of NSM Technology Limited
     In June 2003, we completed the acquisition of NSM Technology Limited (NSM), a Hong Kong company that was a wholly owned subsidiary of NSM Holdings Limited (NSM Holdings). NSM was a developer, manufacturer, and supplier of wireless telecommunication products and services. We acquired all of the outstanding shares of NSM in exchange for $960,000 in cash and a contingent payment of $240,000 that we made into an escrow account. Our CEO owned approximately 3.86% of the outstanding shares of NSM Holdings.

Goodwill	$1,160
Net tangible liabilities assumed	(200)

Total consideration	$960

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
     The results of operations for NSM were not material in relation to our results of operations for any of the periods presented herein and accordingly, no pro forma information is presented.
4. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2003	2004	2005
Numerator:
Basic net income	$7,718	$12,992	$37,985
Interest expense and amortization of debt issuance costs on convertible notes, net of tax	—	—	602

Diluted net income	$7,718	$12,992	$38,587

Denominator:
Shares, basic	23,473	24,418	25,736
Effect of dilutive stock options	1,659	2,690	2,666
Effect of convertible notes	—	—	1,359

Shares, diluted	25,132	27,108	29,761

Net income per share:
Basic	$0.33	$0.53	$1.48

Diluted	$0.31	$0.48	$1.30

     Diluted net income per share does not include the effect of the following potential antidilutive common shares (in thousands):

	2003	2004	2005
Stock options outstanding	1,183	226	259
     The weighted-average price of stock options excluded from the computation of diluted net income per shares was $11.10, $15.98, and $28.88 for the years ended June 30, 2003, 2004, and 2005, respectively.
5. Property and Equipment
     As of June 30, 2004 and 2005, property and equipment consisted of the following (in thousands):

	Life	2004	2005
Land		$—	$2,500
Building and improvements	35 years	—	6,003
Equipment & tooling	1 year to 5 years	5,443	7,426
Furniture	3 years	501	503
Construction in progress		—	3,189

		5,944	19,621
Accumulated depreciation and amortization		(4,115)	(5,006)

Property and equipment, net		$1,829	$14,615

6. Other Assets
     As of June 30, 2004 and 2005, other assets consisted of the following (in thousands):

	Note	2004	2005
Non-current deferred tax	11	$875	$280
Investment in Foveon, Inc	2	—	4,000
Non-current prepaid tax	11	—	12,579
Debt issuance costs, net	8	—	3,817
Deposits and other long-term assets		240	499

Other Assets		$1,115	$21,175

7. Leases and Other Commitments and Contingencies
Leases
     Prior to relocating in July 2005 to our current principal domestic facility, which we purchased in January 2005, we leased our previous domestic facility under an operating lease that expired on May 31, 2005, which converted to a month-to-month rental arrangement through July 2005. We lease our UK facility under an operating lease that expires in fiscal 2007, our Hong Kong facility under an operating lease that expires in fiscal 2008, and our other facilities are rented under operating leases that expire in fiscal 2006. Total rent expense, recognized on a straight-line basis, was approximately $975,000, $1,074,000, and $1,176,000 for the years ended June 30, 2003, 2004, and 2005, respectively.
     The aggregate future minimum rental commitments as of June 30, 2005 for noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Operating
Lease
Fiscal Year	Payments
2006	$577
2007	512
2008	307

Total minimum operating lease payments	$1,396

Contingencies
     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.
Intellectual Property Settlement
     During the year ended June 30, 2005, we entered into a cross license agreement with a competitor. The cross licenses in the agreement are worldwide, non-exclusive, non-transferable, and royalty-free. The cross license agreement settles certain intellectual property claims of the parties and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment of $3.8 million included as other operating expense (income) in the accompanying consolidated statement of income for the year ended June 30, 2005.
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
Line of Credit
     In August 2001, we entered into a $4.2 million revolving line of credit with a bank, subsequently increased to $15.0 million on November 30, 2004. The revolving line of credit expires on November 27, 2005, unless extended, and carries an interest rate equal to the bank’s prime lending rate, which was 6.0% at June 30, 2005. Borrowings under this line of credit are subject to certain financial and non-financial covenants and are limited to 75% of qualifying accounts receivable as defined in the agreement with the bank. This line of credit agreement places restrictions on the payment of any dividends. As of June 30, 2004 and 2005, we had not borrowed any amounts under this facility.
8. Convertible Senior Subordinated Notes
     On December 7, 2004 and December 17, 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which will be amortized over five years. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.
     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the Securities and Exchange Commission covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured. On June 1, 2005, our Registration Statement for these securities was declared effective by the Securities and Exchange Commission.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the

Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of June 30, 2005, none of the conditions for conversion of the Notes were satisfied.
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
     We recorded interest expense of $1.0 million on the Notes during the fiscal year, which included $487,000 of amortization of debt issuance costs. The fair value of the Notes as of June 30, 2005 was approximately $101 million based on quoted market prices.
9. Stockholders’ Equity
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
Preferred Stock
     We are authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series without stockholder approval. Our board of directors is authorized to establish from time to time the number of shares to be included in each series and to fix the rights, preferences, and privileges of the shares of each wholly unissued series and any of its qualifications, limitations, or restrictions. Our board of directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.
     Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of June 30, 2005, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.
Stock-Based Compensation
     During 1986, 1996, 2000, and 2001, we adopted stock option plans (the “Plans”) under which employees, consultants, and directors may be granted incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair value, respectively, on the date of grant as determined by the Board of Directors.

     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are canceled.
     The 1986 Stock Option Plan expired by its terms with respect to any future option grants effective November 1996. At June 30, 2005, all shares available for issuance were pursuant to the 1996 Stock Option Plan, the 2000 Nonstatutory Stock Option Plan, and the 2001 Incentive Compensation Plan.
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
     In August 2002, the Board approved an option regrant offer to several employees who had received option grants under the 2001 Incentive Compensation Plan at an option share price of between $12.98 and $18.70. The option prices were substantially higher than the price of our stock at the time of the regrant offer. Under the terms of the regrant offer employees were allowed to elect to have their option cancelled and in consideration thereof a new option would be issued for the same number of shares as cancelled six months and one day after the date of cancellation. On March 3, 2003, new options to acquire a total of 106,500 shares were granted pursuant to the regrant offer with a new exercise price of $6.56 per share. The vesting period and schedule for the new options remained the same as the vesting schedule of the cancelled options.
     The following table summarizes option activity for the years ended June 30, 2003, 2004, and 2005:

	Options		Weighted
	Available		Average
	for	Options	Exercise
	Grant	Outstanding	Price
Balance at June 30, 2002	364,155	4,506,252	$4.64
Additional shares authorized	2,838,077	—
Options granted	(1,541,500)	1,541,500	$6.25
Options exercised	—	(491,768)	$3.00
Options cancelled	346,790	(346,790)	$10.12

Balance at June 30, 2003	2,007,522	5,209,194	$4.90
Additional shares authorized	1,829,116	—
Options granted	(1,316,750)	1,316,750	$12.76
Options exercised	—	(985,688)	$4.32
Options cancelled	109,575	(109,575)	$7.29

Balance at June 30, 2004	2,629,463	5,430,681	$6.87
Additional shares authorized	1,165,058	—
Options granted	(1,327,150)	1,327,150	$22.88
Options exercised	—	(1,233,798)	$5.68
Options cancelled	97,767	(97,767)	$13.09

Balance at June 30, 2005	2,565,138	5,426,266	$10.94

     The following table summarizes stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.00 - $2.00	437,098	3.78	$1.36	437,098	$1.36
$2.50 - $2.90	307,293	3.38	$2.55	307,293	$2.55
$3.00 - $3.50	542,743	5.28	$3.06	542,743	$3.06
$4.34 - $5.50	255,592	6.07	$4.45	175,086	$4.50
$6.00 - $6.50	491,340	6.79	$6.07	296,033	$6.07
$7.37 - $8.50	720,916	7.19	$7.98	453,558	$8.16
$9.00 - $9.96	743,039	7.33	$9.55	323,317	$9.48
$10.91 - $15.80	250,995	8.42	$13.06	69,087	$13.28
$16.40 - $18.70	1,042,000	8.16	$17.60	95,649	$16.73
$20.33 - $24.93	195,000	9.56	$22.62	—	—
$30.26	440,250	9.57	$30.26	—	—

	5,426,266	7.19	$10.94	2,699,864	$5.52

     At June 30, 2003, and 2004, 2,035,495 and 2,440,926 shares were exercisable at a weighted average per share exercise price of $3.16 and $3.78, respectively.
Deferred Compensation
     Through fiscal 2003, we recorded total deferred stock compensation of $2.8 million, representing the aggregate difference between the exercise prices of options granted to employees and the deemed fair values for common stock subject to the options as of the respective measurement dates. These amounts are being amortized by charges to operations, on a straight-line basis over the vesting periods of the individual stock options. During the years ended June 30, 2003, 2004, and 2005, we recorded $516,000, $517,000, and $328,000, respectively, of amortization expense related to deferred stock compensation. Also, we recorded reversals of $136,000, $33,000, and $3,000 of deferred stock compensation and amortization expense for terminated employees during the years ended June 30, 2003, 2004, and 2005, respectively. Upon the adoption of FAS 123R in the first quarter of fiscal 2006, we will no longer amortize deferred stock compensation, as FAS 123R will require us to expense stock options based on grant date fair value.
Shares Reserved for Future Issuance
     As of June 30, 2005, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	5,426,266
Stock options available for grant	2,565,138
Employee stock purchase plan shares	706,391
Convertible senior subordinated notes	2,473,975

Reserved for future issuance	11,171,770

     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Convertible Senior Subordinated Notes (Notes), we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or a total of 3,463,562 shares of common stock or an additional 989,587 shares rather than the 2,473,975 reflected in the above table.

Treasury Stock
     In April 2005, our board of directors authorized a stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through June 30, 2005 purchases under this program totaled 1,139,000 shares for an aggregate cost of $21.2 million or an average cost of $18.60 per share.
10. Employee benefit plans
401(k) Plan
     We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $14,000. The annual limit for employees who are 50 years or older is $18,000. We provide matching funds of 20% of the employee’s contribution up to a maximum of $2,800. We made matching contributions of $0, $48,800, and $183,200 in fiscal 2003, 2004, and 2005, respectively.
2001 Employee Stock Purchase Plan
     We adopted the 2001 Employee Stock Purchase Plan in February 2001. The stock purchase plan became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The stock purchase plan allows employees to designate up to 15% of their total compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of fair market value. During the years ended June 30, 2003, 2004, and 2005, 161,352, 165,833, and 198,251 shares of common stock were issued, respectively, under the stock purchase plan.
11. Income Taxes
     Income before provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2003	2004	2005
U.S.	$11,602	$20,340	$35,148
Foreign	460	586	23,184

	$12,062	$20,926	$58,332

     The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2003	2004	2005
Current tax expense
Federal	$3,487	$7,230	$12,317
State	871	1,188	1,778
Foreign	168	35	4,421

	4,526	8,453	18,516

Deferred tax expense
Federal	121	(427)	1,611
State	(303)	(115)	554
Foreign	—	23	(334)

	(182)	(519)	1,831

	$4,344	$7,934	$20,347

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years ended June 30,
	2003	2004	2005
Provision at U.S. federal statutory rate	$4,222	$7,324	$20,416
State income taxes	369	657	1,877
Change in valuation allowance	624	(332)	(575)
Amortization of deferred compensation	(396)	—	—
Research and development credit	(314)	(328)	(226)
Foreign tax rate differential	—	—	(353)
Resolution of tax uncertainties	—	—	(1,212)
Other permanent differences	(161)	613	420

	$4,344	$7,934	$20,347

     During fiscal 2005, we recorded $1.2 million of tax benefit from the release of tax contingency accruals associated with income tax issues settled during the fiscal year and the expiration of statutes of limitation. No material tax benefit from the release of tax contingency accruals was realized in fiscal 2004 or fiscal 2003. The tax contingency accruals released in fiscal 2005 had been established in earlier fiscal years.

     As of June 30, 2004 and 2005, significant components of our deferred tax assets are as follows (in thousands):

	2004	2005
Deferred tax assets:
Investment writedowns	$1,097	$1,105
Inventory writedowns	984	74
Warranty reserve	285	15
Depreciation and amortization	338	629
Accrued compensation	449	618
Accruals not currently deductible	145	838
Credit carryforwards	194	—
Foreign loss carryforwards	595	280

	4,087	3,559

Valuation allowance	(1,680)	(1,105)

	2,407	2,454

Deferred tax liabilities:
Interest deduction	—	(1,878)
Other	(20)	(20)

	(20)	(1,898)

Net deferred tax assets	$2,387	$556

     As of June 30, 2004 and 2005, net deferred tax assets consisted of the following balances (in thousands):

	2004	2005
Current deferred tax assets	$1,512	$1,182
Non-current deferred tax assets	875	280
Non-current deferred tax liabilities	—	(906)

Net deferred tax assets	$2,387	$556

     Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.
     Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of June 30, 2005, a valuation allowance of $1.1 million had been established to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income. The valuation allowance increased/(decreased) by $624,000, ($332,000), and ($575,000) during the years ended June 30, 2003, 2004, and 2005, respectively. As of June, 30, 2005, the remaining valuation allowance relates to our investment writedowns.
     As of June 30, 2005, we had net operating loss carryforwards of approximately $1.6 million generated in a foreign jurisdiction, which can be utilized to offset future taxable income in the foreign jurisdiction. There is no expiration date for the foreign net operating loss carryforwards. Our credit carryforwards from fiscal 2004 were utilized in fiscal 2005. Included in other assets is $12.6 million of non-current prepaid tax. The non-current prepaid tax is associated with an intercompany royalty arrangement on the licensing of intangibles in connection with our international operating structure. The non-current prepaid tax will be charged to tax expense over the weighted average life of the licensed intangibles or approximately four years.

     The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations resulting in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Act must be satisfied as well. We have until the end of our next fiscal year to make a qualifying repatriation of earnings. Accordingly, we will evaluate whether we will repatriate foreign earnings under the provisions of the Jobs Act during fiscal 2006. Our tax rate does not reflect any one-time impact that may result from the repatriation of permanently reinvested off-shore earnings under the Act.
12. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the notebook computer market and information appliances (“iAppliances and other electronic devices”) market. The notebook computer market accounted for 93%, 84%, and 59% of our net revenue in the years ended June 30, 2003, 2004, and 2005 respectively.
     The following is a summary of net revenue within geographic areas based on our customers’ location (in thousands):

	Years ended June 30,
	2003	2004	2005
Taiwan	$55,171	$37,211	$23,370
United States	4,342	5,693	4,007
Korea	4,629	4,307	1,498
China	25,979	75,899	157,661
Japan	5,286	3,698	3,294
Singapore	587	340	13,680
Other	4,707	6,128	4,629

	$100,701	$133,276	$208,139

     As of June 30, 2004 and 2005, long-lived assets within geographic areas consisted of the following (in thousands):

	2004	2005
Taiwan	$12	$4
United Kingdom	158	210
United States	1,601	14,339
Japan	6	10
Hong Kong	52	52

	$1,829	$14,615

     Major customers as a percentage of net revenue:

	Years ended June 30,
	2003	2004	2005
Customer A	14%	25%	34%
Customer B	6%	10%	6%

13. Subsequent Events
     In April 2005, the board authorized a $40 million stock repurchase program, 1,167,100 shares were repurchased subsequent to June 30, 2005, at an aggregate cost of $18.8 million, or an average cost of $16.12 per share. No further shares will be repurchased under this program.

SCHEDULE II
SYNAPTICS INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ending June 30, 2003, 2004, and 2005
(in thousands)

	Balance at	Additions	Adjustments	Balance at
	beginning	charged to	to	end of
	of year	expense	reserve	year
Reserve deducted from assets—
Allowance for doubtful accounts:
2003	$200	10	(50)	160
2004	160	—	(30)	130
2005	130	44	(9)	183

S-1