Form 10-Q
period 2005-09-24
SYNAPTICS INC
filed 2005-11-02
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
Commission file number 000-49602
SYNAPTICS INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	77-0118518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3120 Scott Blvd., Suite 130
Santa Clara, California 95054

(Address of principal executive offices) (Zip code)
(408) 454-5100

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
Number of shares of Common Stock outstanding at October 31, 2005: 24,253,795

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$51,903	$72,232
Short-term investments	167,861	156,689
Accounts receivable, net of allowances of $194 and $165, respectively	32,897	33,790
Inventories	7,117	7,731
Prepaid expenses and other current assets	2,895	3,046

Total current assets	262,673	273,488
Property and equipment, net	15,894	14,615
Goodwill	1,927	1,927
Other assets	21,499	21,175

	$301,993	$311,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,633	$12,390
Accrued compensation	3,334	5,638
Income taxes payable	17,169	14,867
Other accrued liabilities	5,469	5,353

Total current liabilities	37,605	38,248
Note payable to a related party	1,500	1,500
Other liabilities	1,866	1,797
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 26,533,529 and 26,419,447 shares issued, respectively	27	26
Additional paid-in capital	111,085	106,686
Less: 2,306,100 and 1,139,000 common treasury shares at September 30, 2005 and June 30, 2005, respectively, at cost	(39,999)	(21,180)
Deferred stock compensation	—	(303)
Accumulated other comprehensive loss	(163)	(129)
Retained earnings	65,072	59,560

Total stockholders’ equity	136,022	144,660

	$301,993	$311,205

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Net revenue	$51,725	$38,091
Cost of revenue (1)(2)	28,053	20,899

Gross margin	23,672	17,192

Operating expenses:
Research and development (1)(2)	8,289	6,043
Selling, general, and administrative (1)(2)	6,728	3,766
Amortization of deferred stock compensation	—	102

Total operating expenses	15,017	9,911

Income from operations	8,655	7,281
Interest income	1,551	268
Interest expense	(484)	(26)

Income before provision for income taxes	9,722	7,523
Provision for income taxes	4,210	3,092

Net income	$5,512	$4,431

Net income per share:
Basic	$0.22	$0.18

Diluted	$0.20	$0.16

Shares used in computing net income per share:
Basic	24,769	25,099

Diluted	29,036	27,694

(1) Amounts include share-based compensation costs as follows:
Cost of revenue	$192	$—
Research and development	1,292	—
Selling, general, and administrative	1,826	—

Share-based compensation costs	$3,310	$—

(2) Amounts exclude amortization of deferred stock compensation as follows:
Cost of revenue	$—	$4
Research and development	—	8
Selling, general, and administrative	—	90

Amortization of deferred stock compensation	$—	$102

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$5,512	$4,431
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	3,310	—
Deferred taxes	(688)	—
Tax benefit from stock options	184	—
Excess tax benefit from share-based compensation	(139)	—
Depreciation of property and equipment	377	222
Amortization of debt issuance costs	215	—
Amortization of deferred stock compensation	—	102
Changes in operating assets and liabilities:
Accounts receivable, net	893	(7,587)
Inventories	614	(1,159)
Prepaid expenses and other current assets	151	(240)
Other assets	149	75
Accounts payable	(757)	2,105
Accrued compensation	(2,304)	(1,451)
Income taxes payable	2,302	3,084
Other accrued liabilities	116	594
Other liabilities	69	(1)

Net cash provided by operating activities	10,004	175

Cash flows from investing activities
Purchases of short-term investments	(50,994)	(4,200)
Proceeds from sales and maturities of short-term investments	39,788	3,628
Purchases of property and equipment	(1,656)	(246)

Net cash used in investing activities	(12,862)	(818)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	—	(28)
Purchase of treasury stock	(18,819)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	1,209	1,019
Excess tax benefit from share-based compensation	139	—

Net cash (used in) provided by financing activities	(17,471)	991

Net increase (decrease) in cash and cash equivalents	(20,329)	348
Cash and cash equivalents at beginning of period	72,232	59,489

Cash and cash equivalents at end of period	$51,903	$59,837

Supplemental disclosures of cash flow information
Cash paid for income taxes	2,409	—
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended June 30, 2005.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year ends on the last Saturday in June. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
2. Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is reasonably assured.
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
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2005	2004
Numerator:
Basic net income	$5,512	$4,431
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	—

Diluted net income	$5,778	$4,431

Denominator:
Shares, basic	24,769	25,099
Effect of dilutive stock options	1,793	2,595
Effect of convertible notes	2,474	—

Shares, diluted	29,036	27,694

Net income per share:
Basic	$0.22	$0.18

Diluted	$0.20	$0.16

     Options to purchase 2,290,831 and 702,400 shares of common stock that were outstanding during the three months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted net income per share. For the period subsequent to our adoption of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123R”), these options were not included in the computation of diluted net income per share because the exercise prices of such options combined with the average unamortized grant date fair values adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid in capital, were greater than the average market price of our common stock and therefore, their effect would have been antidilutive. For the period prior to our adoption of SFAS 123R, these options were not included in the computation of diluted net income per share because the exercise prices of such options were greater than the average market price of our common stock and therefore, their effect would have been antidilutive.
4. Cash Equivalents and Short-term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2005	2005
Raw materials	$6,992	$7,618
Finished goods	125	113

	$7,117	$7,731

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
6. Goodwill
     As of September 30, 2005 and June 30, 2005, the carrying value of goodwill was $1,927,000. We review the carrying value of goodwill at least annually for impairment as of the fiscal year end balance sheet date. Based on our latest review, we determined that there was no impairment of carrying value.
7. Product Warranties and Indemnifications
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the three-month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Beginning accrued warranty	$369	$704
Provision for product warranties	154	427
Cost of warranty claims and settlements	(181)	(535)

Ending accrued warranty	$342	$596

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
8. Convertible Senior Subordinated Notes
     During December 2004, we issued $125 million of 0.75% Convertible Senior Subordinated Notes maturing on December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year. We will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading-day period preceding such six-month period.
     The Notes are convertible into 2,473,975 shares of our common stock, subject to adjustment in certain events. The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 989,587 additional shares, or a total of 3,463,562 shares of common stock. These additional shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after

December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of September 30, 2005, none of the conditions for conversion of the Notes were satisfied.
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
     We recorded interest expense of $449,000 on the Notes during the three months ended September 30, 2005, which included amortization of debt issuance costs. The fair value of the Notes as of September 30, 2005 was approximately $99.2 million based on quoted market prices.
9. Share-Based Compensation
     The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders, and provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, stock option grants issued subsequent to the initial grant to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans currently consist of our stock option plans and our employee stock purchase plan.
     At the beginning of fiscal 2006, we adopted SFAS 123R, and Staff Accounting Bulletin No. 107, “Share-Based Payment,” for our existing stock option plans and employee stock purchase plan under the modified prospective method. Previously, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee share-based compensation, as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) in accounting for our share-based compensation plans and, accordingly, we did not recognize compensation expense for stock option grants to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.
     We utilize the Black-Scholes option pricing model to estimate the fair value of employee share-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option plans and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     Options granted to consultants are accounted for at fair value determined by using the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.” These options are subject to periodic revaluation over their vesting term, if any. The assumptions used to value share-based awards to consultants are similar to those used for employees, except that we use the contractual life of the option rather than the expected life of the option.

     In accordance with SFAS 123R, we established a deferred tax benefit on share-based compensation costs associated with nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we will record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. For the period ended September 30, 2005, the tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaled $186,000 of which $2,000 of the tax benefit was recognized in the consolidated statements of income. The remaining $184,000 of the tax benefit was included in additional paid-in capital, as it relates to stock options that vested prior to our adoption of SFAS 123R.
     The impact of adopting SFAS 123R on our pre-tax income, net income, and basic and diluted net income per share for the three months ended September 30, 2005 is summarized in the following table (in thousands):

	Three Months Ended
	September 30, 2005
	Intrinsic	Fair
	Value	Value
	Method	Method
Income before provision for income taxes	$13,032	$9,722
Net Income	8,132	5,512
Net Income per share — basic	0.33	0.22
Net Income per share — diluted	0.29	0.20
     Application of FAS 123R had no impact on our cash position, but did result in a change in presentation on our consolidated statements of cash flows. Actual tax benefit connected with the tax deduction for nonqualified stock option exercises and disqualifying dispositions of qualified stock options that exceeded the grant date fair value of the associated stock options resulted in excess tax benefit of $139,000. Accordingly, the excess tax benefit of $139,000 was deducted from cash flows from operating activities and added to cash flows from financing activities in the consolidated statements of cash flows.
     Historically, we have issued new shares upon the exercise of stock options or employee stock purchase plan purchases; however, treasury shares are now also available for issuance. Further, in October 2005, our board authorized an expansion of our stock repurchase program and, depending upon market conditions and other factors, we will repurchase up to an additional $40 million of our common stock before the expiration of the plan.
Stock Option Plans
     Our current stock option plans were adopted in 1996, 2000, and 2001 (“the Plans”) under which employees, consultants, and directors may be granted incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair value, respectively, on the date of grant.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
     In October 2002, we granted 200,000 options to a consultant that at the time were to vest over four years; however, in December 2002 we hired the consultant as an employee. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, we remeasured the intrinsic value of the option grant on the date the consultant became an employee and recorded deferred stock compensation that we were amortizing over the remaining vesting period of the options. With the adoption of SFAS 123R, we ceased amortizing deferred stock compensation, reclassified the remaining balance of deferred stock compensation on our balance sheet to additional paid-in capital, and began amortizing the remaining fair value, as previously determined under SFAS 123, over the remaining vesting period of the underlying options.
     In August 2002, our board approved an option regrant offer to several employees who had received option grants under the 2001 Incentive Compensation Plan having option exercise prices of $12.98 and $18.70. The option exercise prices were substantially higher than the price of our stock at the time of the regrant offer. Under the terms of the regrant, the employees were allowed to elect to have their option cancelled and in consideration thereof to receive a new option for the same number of shares as cancelled six months and one day after the date of cancellation. On March 3, 2003, new options to acquire a total of 106,500 shares were granted pursuant to the regrant offer with a new exercise price of $6.56 per share. The vesting period and schedule for the new options remained the same as the vesting period and schedule of the cancelled options.
     The following table summarizes stock option activity and weighted average exercise prices for the three months ended September 30, 2005, weighted average exercise prices, options exercisable, weighted average remaining contractual life, and aggregate intrinsic value as of September 30, 2005:

	Options		Weighted
	Available		Average	Remaining	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life	Value
Balance at June 30, 2005	2,565,138	5,426,266	$10.94
Additional shares authorized	379,949	—
Granted	(863,600)	863,600	$21.50
Exercised	—	(64,640)	$5.34
Forfeited	56,664	(56,664)	$18.04

Balance at September 30, 2005	2,138,151	6,168,562	$12.41	7.34	$44,310,000

Exercisable		3,083,484	$6.60	5.93	$35,694,000

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Cash received	$345	$395
Aggregate intrinsic value	$847	$1,234
     The fair value of each award granted from our stock option plans during the three months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Three Months Ended
September 30,
2005
Expected volatility	73.9%
Expected life in years	5
Risk-free interest rate	4.1%
Fair value per award	$13.58
     The expected volatility is based on historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Share-based compensation costs related to the Plans for awards not yet recognized are $29.2 million to be recognized over a weighted average period of 3.1 years.
Employee Stock Purchase Plan
     Our employee stock purchase plan (“ESPP”) became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the

FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.
     The following table summarizes shares exercised, weighted average exercise price, cash received, and the aggregate intrinsic value for ESPP purchases during the three months ended September 30, 2005 and 2004 (in thousands, except for share and exercise price):

	Three Months Ended
	September 30,
	2005	2004
Shares exercised	49,442	91,961
Weighted average exercise price	$17.47	$6.78
Cash received	$864	$624
Aggregate intrinsic value	$192	$1,153
     Under the terms of our ESPP, the offering period that commenced on January 1, 2005 was terminated on June 30, 2005 and a new offering period commenced on July 1, 2005. In accordance with Technical Bulletin No. FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. This modification affected 169 employees participating in the ESPP as of June 30, 2005 and resulted in $646,000 of incremental compensation costs, net of estimated forfeitures, which will be recognized on a straight-line basis over the two-year period ending June 30, 2007.
     The fair value of each award granted from our ESPP during the three months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Three Months Ended
September 30,
2005
Expected volatility	70.9%
Expected life in years	1.2
Risk-free interest rate	3.5%
Fair value per award	$9.55
     The expected volatility is based on historical volatility; the expected life is based on the remaining term of the offering period at the date of enrollment to the plan; and the risk free interest rate is based on U. S. Treasury yields or yield curve in effect for the remaining term of the offering period at the date of enrollment in the plan.
     Share-based compensation costs related to the ESPP for awards not yet recognized are $1.8 million to be recognized over a weighted average period of 1.2 years.
Pre-SFAS 123R Pro Forma Accounting Disclosures
     The fair value of each share-based award granted during the three months ended September 30, 2004 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	September 30, 2004
		Employee Stock
	Stock Options	Purchase Plan
Expected volatility	64.4%	64.4%
Expected life in years	5	0.5
Risk-free interest rate	3.4%	1.9%
Fair value per award	$10.36	$2.56

     During the three months ended September 30, 2004, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

Three Months Ended
September 30,
2004
Net income — as reported	$4,431
Add: Total stock-based compensation included in reported net income, net of tax	60
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,349)

Net income — pro forma	$3,142

Net income per share — basic:
As reported	$0.18

Pro forma	$0.13

Net income per share — diluted:
As reported	$0.16

Pro forma	$0.11

10. Income Taxes
     The income tax provision for the three months ended September 30, 2005 and 2004 reflects an effective income tax rate based on expected pre-tax income for the applicable fiscal year. The effective tax rate for the three months ended September 30, 2005 was approximately 43.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of foreign operations, the benefit of research and development tax credits, and tax exempt interest income. The effective tax rate for the three months ended September 30, 2004 was approximately 41.1% and diverged from the combined federal and state statutory rate primarily as a result of permanent taxable differences partially offset by the benefit of research and development tax credits, and tax exempt interest income. We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, our tax rate may be favorably or unfavorably affected by the release or establishment, respectively, of tax contingency reserves related to tax uncertainties.
     In accordance with SFAS 123R, we established a deferred tax benefit on share-based compensation costs associated with nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we will record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. For the three months ended September 30, 2005, the effective tax rate was negatively affected by the impact of accounting required for share-based compensation as determined in accordance with SFAS 123R.
     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations, resulting in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Act must be satisfied as well. We have until the end of our fiscal year ending June 2006 to make a qualifying repatriation of foreign earnings, and prior to the end of this fiscal year we will evaluate whether we will repatriate foreign earnings under the provisions of the Act. Our tax rate does not reflect any one-time impact that may result from the repatriation of permanently reinvested offshore earnings under the Act.

11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: personal computer (“PC”) applications, primarily notebook computers, and non-PC information appliance applications. PC applications accounted for 73% and 67% of net revenue for the three months ended September 30, 2005 and 2004, respectively.
     The following is a summary of net revenue within geographic areas based on the customer location (in thousands):
Net revenue from sales to unaffiliated customers:

	Three Months Ended
	September 30,
	2005	2004
China	$40,209	$29,628
Taiwan	7,244	5,940
Other	4,272	2,523

	$51,725	$38,091

Major customer net revenue data as a percentage of total net revenue:

	Three Months Ended
	September 30,
	2005	2004
Customer A	26%	36%
Major customer accounts receivable as a percentage of total accounts receivable:

	As of	As of
	September 30,	June 30,
	2005	2005
Customer A	23%	34%
12. Comprehensive Income
     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the three months ended September 30, 2005 and 2004. Accordingly, comprehensive income closely approximated net income.
13. Subsequent Events
     On October 18, 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. No additional shares have been repurchased under the expanded stock repurchase program.
14. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle while SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations, or cash flows.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2005.
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
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2005, including particularly the section captioned “Business — Risk Factors”.
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, entertainment, communications, and other electronic devices. From our inception in 1986 through fiscal 1995, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad. We are a leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal 2005, we believe we were the market leader in providing interface solutions for notebook computers and HDD portable digital music players. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.
     Our manufacturing operations are based on a virtual manufacturing model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures for manufacturing facilities and equipment and allowing us to reduce our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted production requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and generally issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly and test costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.
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

     Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, reflecting incremental staffing, commission expense associated with increased business levels, and additional personnel in anticipation of our continued growth in our existing markets and penetration into new markets.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is reasonably assured.
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
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to estimate the fair value of employee share-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option plans and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.
Income Taxes
     We recognize federal, foreign, and state current tax liabilities or assets based on our estimate of taxes payable or refundable in the then current fiscal year for each tax jurisdiction. We also recognize federal, foreign, and state deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryforwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and our judgment, are not expected to be realized. If our assumptions, and consequently our estimates, change in the future, the valuation allowance we have established for our deferred tax assets may be changed, which could impact income tax expense.
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period an assessment is made or resolved or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from quarter to quarter.
     In accordance with SFAS 123R, we established a deferred tax benefit on share-based compensation costs associated with nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we will record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record tax benefit for the option expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
The following table presents our historical operating results for the periods indicated as a percentage of net revenue.

	Three Months Ended
	September 30,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenue	54.2%	54.9%

Gross margin	45.8%	45.1%

Operating expenses:
Research and development	16.0%	15.9%
Selling, general, and administrative	13.0%	9.9%
Amortization of deferred stock compensation	0.0%	0.2%

Total operating expenses	29.0%	26.0%

Income from operations	16.8%	19.1%
Interest income	3.0%	0.7%
Interest expense	-1.0%	-0.1%

Income before provision for income taxes	18.8%	19.7%
Provision for income taxes	8.1%	8.1%

Net income	10.7%	11.6%

     Net Revenue. Net revenue was $51.7 million for the three months ended September 30, 2005 compared with $38.1 million for the three months ended September 30, 2004, an increase of 35.8%. The increase in net revenue was primarily attributable to a 53% increase in unit shipments in the September 2005 quarter compared with the September 2004 quarter. The impact of the increase in unit shipments was partially offset by a reduction in overall average selling prices, resulting from changes in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 15% of total revenue for the three months ended September 30, 2005 compared with approximately 17% for the three months ended September 30, 2004. Our non-PC revenue decreased to 27% of total revenue for the three months ended September 30, 2005 from 33% of total revenue for the three months ended September 30, 2004, primarily due to decreased demand for our capacitive interface solutions for HDD portable digital music players.
     Gross Margin. Gross margin as a percentage of revenue was 45.8% for the three months ended September 30, 2005 compared with 45.1% for the three months ended September 30, 2004. The improvement in gross margin as a percentage of revenue primarily reflected the benefit of a favorable product mix, and lower manufacturing costs, which were driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure and non-cash share-based compensation costs of $192,000. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of the quarter ended September 30, 2005.
     Research and Development Expenses. Research and development expenses increased as a percentage of revenue to 16.0% from 15.9%, and increased approximately $2.3 million, or 37.2%, to $8.3 million for the three months ended September 30, 2005 compared with $6.0 million for the three months ended September 30, 2004. The increase in research and development expenses primarily reflected the inclusion of non-cash share-based compensation costs of $1.3 million, higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and increased project spending. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of the quarter ended September 30, 2005.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of revenue to 13.0% from 9.9%, and increased approximately $2.9 million, or 78.7%, to $6.7 million for the three months ended September 30, 2005 compared with $3.8 million for the three months ended September 30, 2004. The increase in selling, general, and administrative expenses primarily reflected the inclusion of non-cash share-based compensation costs of $1.8 million, higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, increased recruiting and hiring costs related to our ongoing staffing initiatives, higher corporate governance costs associated with Sarbanes-Oxley Act compliance, and higher commission costs. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of the quarter ended September 30, 2005.
     Amortization of Deferred Stock Compensation. During the quarter ended September 30, 2005, we adopted SFAS 123R and ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the three months ended September 30, 2005 while $102,000 was recorded for the three months ended September 30, 2004.
     Interest Income. Interest income was $1.6 million for the three months ended September 30, 2005 compared with $268,000 for the three months ended September 30, 2004. The $1.3 million increase in interest income resulted from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in cash balances was primarily a result of net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004 combined with cash flows from operations during the past twelve months of $52.4 million, partially offset by $40 million of cash used for our stock repurchase program.
     Interest Expense. Interest expense was $484,000 for the three months ended September 30, 2005 compared with $26,000 for the three months ended September 30, 2004. The $458,000 increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes the amortization of debt issuance costs.
     Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2005 was $4.2 million compared with $3.1 million for the three months ended September 30, 2004, which reflected the combination of higher pre-tax profit levels and a higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended September 30, 2005 and 2004. The effective tax rate for the three months ended September 30, 2005 was approximately 43.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of research and development tax credits, and tax exempt interest income. The effective tax rate for the three months ended September 30, 2004 was approximately 41.1% and diverged from the combined federal and state statutory rate primarily as a result of permanent taxable differences, partially offset by the benefit of research and development tax credits, and tax exempt interest income.
     In accordance with SFAS 123R, we established a deferred tax benefit on share-based compensation costs associated with nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on share-based compensation costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we will record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Tax benefit associated with total share-based compensation of $3.3 million was approximately $690,000, representing an effective tax rate on this deduction of 20.8%. Excluding the impact of share-based compensation, the effective tax rate for September 30, 2005 would have been 37.6%. As we cannot record tax benefit for the option expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $219.8 million as of September 30, 2005 compared with $228.9 million as of June 30, 2005, a decrease of $9.1 million. The decrease in cash, cash equivalents, and short-term investments was primarily attributable to our repurchase of 1.2 million shares of our common stock for $18.8 million, partially offset by cash generated from operating activities of $10.0 million.
     Cash Flows from Operating Activities. During the three months ended September 30, 2005, operating activities generated cash of approximately $10.0 million compared with $175,000 of cash generated during the three months ended September 30, 2004. For the three months ended September 30, 2005, the net cash provided by operating activities was primarily attributable to net income of $5.5 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $3.9 million, partially offset by deferred tax benefits from share-based compensation of $688,000 and a net decrease in operating assets and liabilities of $1.2 million. For the three months ended September 30, 2004, the net cash provided by operating activities was primarily attributable to net income of $4.4 million plus adjustments for non-cash charges, including depreciation and amortization of deferred stock compensation totaling $324,000, partially offset by an increase in operating assets and liabilities of $4.6 million. The increase in operating assets and liabilities for the period ended September 30, 2004 primarily related to a $7.6 million increase in accounts receivable, which resulted from approximately 60% of our revenue occurring in the last month of the quarter.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2005 used net cash of $12.9 million compared with net cash used of $818,000 during the three months ended September 30, 2004. During the three months ended September 30, 2005, net cash used in investing activities consisted of purchases of $51.0 million of short-term investments and $1.7 million of property and equipment, which included $1.3 million for building improvements, partially offset by $39.8 million in proceeds from sales and maturities of short-term investments. Cash used by investing activities during the three months ended September 30, 2004 consisted of cash used for purchases of short-term investments of $4.2 million and $246,000 of capital equipment, partially offset by proceeds from sales and maturities of short-term investments of $3.6 million.
     Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2005 was $17.5 million compared with net cash provided by financing activities of $1.0 million for the three months ended September 30, 2004. Our financing activities for the three months ended September 30, 2005 consisted primarily of $18.8 million of cash used for the purchase of treasury stock, partially offset by $1.2 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $139,000 of excess tax benefit from share-based compensation. Our financing activities for the three months ended September 30, 2004 consisted primarily of proceeds from common stock issued under our stock option plans and employee stock purchase plan of $1.0 million, less payments made on capital lease and equipment financing obligations.
     Common Stock Repurchase Program. In April 2005, our board of directors authorized a stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Common stock repurchased under this program is held as treasury stock and through September 30, 2005, purchases under this program totaled 2,306,100 shares for an aggregate cost of $40 million, or an average cost of $17.34 per share.
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock on the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases will depend on general business and market conditions and other factors, including alternative investment opportunities. No additional shares have been repurchased under the expanded stock repurchase program.
     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 27, 2005, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We intend to renew our revolving line of credit on or before the expiration date, provided mutually agreeable terms can be reached. We had not borrowed any amounts under the line of credit as of September 30, 2005.
     Convertible Senior Subordinated Notes. During December 2004, we issued $125 million of 0.75% Convertible Senior Subordinated Notes maturing on December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year.
     The Notes are convertible into 2,473,975 shares of our common stock, subject to adjustment in certain events. The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 989,587 additional shares, or a total of 3,463,562 shares of common stock. These additional shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.

     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of September 30, 2005, none of the conditions for conversion of the Notes were satisfied.
     Note Payable to a Related Party. The long-term note payable of $1.5 million to National Semiconductor Corporation (“National”) represents limited-recourse debt that matures in August 2007 and is secured solely by a portion of our stockholdings in Foveon, Inc. (“Foveon”), in which National is also an investor. We do not anticipate making any payments under the limited-recourse loan with National, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of our $1.5 million long-term note payable plus accrued interest expense.
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
     $125 Million Shelf Registration. We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 and the common stock issuable upon conversion of the Notes. The shares issued upon conversion generally will be freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
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
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2005 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible debt and interest	$125	$—	$—	$—	$125
Note payable	2	—	2	—	—
Building leases	1	1	—	—	—

Total	$128	$1	$2	$—	$125

     Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the three-to-five year period would be increased by $125 million with a corresponding decrease in amounts due in more than 5 years.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle while SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations, or cash flows.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk for our company has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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

PART II — OTHER INFORMATION
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In April 2005, our board of directors authorized a stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Purchases under this program are held as treasury stock.
     The following sets forth purchases of our common stock under the repurchase program for each fiscal month during the three month period ended September 30, 2005:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 26, 2005 — July 23, 2005	—	—	—	$18,820,000
July 24, 2005 — August 20, 2005	1,108,800	$16.11	2,247,800	$956,000
August 21, 2005 — September 24, 2005	58,300	$16.39	2,306,100	$1,000

Total	1,167,100	$16.12

     In October 2005 our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock.
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

SYNAPTICS INCORPORATED (Registrant)

Date: November 2, 2005	By:	/s/ Francis F. Lee

	Name: Title:	Francis F. Lee President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name: Title:	Russell J. Knittel Senior Vice President, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002