Form 10-Q
period 2005-12-24
SYNAPTICS INC
filed 2006-02-01
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at January 30, 2006: 24,827,299

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$29,991	$72,232
Short-term investments	200,247	156,689
Accounts receivable, net of allowances of $166 and $165, respectively	31,865	33,790
Inventories	6,907	7,731
Prepaid expenses and other current assets	3,416	3,046

Total current assets	272,426	273,488
Property and equipment, net	15,888	14,615
Goodwill	1,927	1,927
Other assets	25,054	21,175

	$315,295	$311,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,652	$12,390
Accrued compensation	3,647	5,638
Income taxes payable	17,547	14,867
Other accrued liabilities	6,950	5,353

Total current liabilities	40,796	38,248
Note payable to a related party	1,500	1,500
Other liabilities	1,876	1,797
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock: $0.001 par value; 60,000,000 shares authorized; 26,687,672 and 26,419,447 shares issued, respectively	27	26
Additional paid-in capital	116,510	106,686
Less: 2,306,100 and 1,139,000 common treasury shares at December 31, 2005 and June 30, 2005, respectively, at cost	(39,999)	(21,180)
Deferred stock compensation	—	(303)
Accumulated other comprehensive loss	(290)	(129)
Retained earnings	69,875	59,560

Total stockholders’ equity	146,123	144,660

	$315,295	$311,205

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenue	$48,555	$56,543	$100,280	$94,634
Cost of revenue (1)(2)	26,384	30,155	54,437	51,054

Gross margin	22,171	26,388	45,843	43,580

Operating expenses:
Research and development (1)(2)	8,345	6,248	16,634	12,291
Selling, general, and administrative (1)(2)	6,913	4,388	13,641	8,154
Amortization of deferred stock compensation	—	85	—	187

Total operating expenses	15,258	10,721	30,275	20,632

Income from operations	6,913	15,667	15,568	22,948
Interest income	1,901	397	3,452	665
Interest expense	(485)	(151)	(969)	(177)

Income before provision for income taxes	8,329	15,913	18,051	23,436
Provision for income taxes	3,526	6,189	7,736	9,281

Net income	$4,803	$9,724	$10,315	$14,155

Net income per share:
Basic	$0.20	$0.38	$0.42	$0.56

Diluted	$0.18	$0.33	$0.38	$0.50

Shares used in computing net income per share:
Basic	24,299	25,816	24,534	25,457

Diluted	28,781	29,372	28,911	28,641

(1) Amounts include share-based compensation costs as follows:

Cost of revenue	$188	$—	$380	$—
Research and development	$1,243	$—	$2,535	$—
Selling, general, and administrative	$1,959	$—	$3,785	$—

(2) Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$—	$3	$—	$7
Research and development	$—	$—	$—	$8
Selling, general, and administrative	$—	$82	$—	$172
See notes to condensed consolidated financial statements.

\

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net income	$10,315	$14,155
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	6,700	—
Deferred taxes from share-based compensation	(1,390)	—
Tax benefit realized from stock options	1,083	7,747
Excess tax benefit from share-based compensation	(880)	—
Depreciation of property and equipment	781	468
Amortization of debt issuance costs	430	57
Amortization of deferred stock compensation	—	187
Changes in operating assets and liabilities:
Accounts receivable, net	1,925	(12,754)
Inventories	824	(4,409)
Prepaid expenses and other current assets	(370)	(131)
Other assets	(2,919)	(141)
Accounts payable	262	2,132
Accrued compensation	(1,991)	2
Income taxes payable	2,680	(1,617)
Other accrued liabilities	1,597	1,694
Other liabilities	79	11

Net cash provided by operating activities	19,126	7,401

Cash flows from investing activities
Purchases of short-term investments	(131,239)	(4,200)
Proceeds from sales and maturities of short-term investments	87,520	4,582
Purchases of property and equipment	(2,054)	(768)

Net cash used in investing activities	(45,773)	(386)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	—	(28)
Proceeds from issuance of convertible senior subordinated notes	—	125,000
Debt issuance costs	—	(4,300)
Purchase of treasury stock	(18,819)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	2,345	6,268
Excess tax benefit from share-based compensation	880	—

Net cash (used in) provided by financing activities	(15,594)	126,940

Net increase (decrease) in cash and cash equivalents	(42,241)	133,955
Cash and cash equivalents at beginning of period	72,232	59,489

Cash and cash equivalents at end of period	$29,991	$193,444

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$—

Cash paid for income taxes	$7,787	$3,170

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2005.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2006 and fiscal 2005 are 52-week periods. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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
2. Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is reasonably assured.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Basic net income	$4,803	$9,724	$10,315	$14,155
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	69	532	69

Diluted net income	$5,069	$9,793	$10,847	$14,224

Denominator:
Shares, basic	24,299	25,816	24,534	25,457
Effect of dilutive stock options	2,008	3,067	1,903	2,939
Effect of convertible notes	2,474	489	2,474	245

Shares, diluted	28,781	29,372	28,911	28,641

Net income per share:
Basic	$0.20	$0.38	$0.42	$0.56

Diluted	$0.18	$0.33	$0.38	$0.50

     Options to purchase 2,079,016, 2,414,224, and 36,242 shares of common stock that were outstanding during the three months ended December 31, 2005 and the six months ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted net income per share. These options were not included in the computation of diluted net income per share because the exercise prices of such options combined with the average unamortized grant date fair values adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
4. Cash Equivalents and Short-Term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2005	2005
Raw materials	$6,794	$7,618
Finished goods	113	113

	$6,907	$7,731

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

6. Goodwill
     As of December 31, 2005 and June 30, 2005, the carrying value of goodwill was $1,927,000. We review the carrying value of goodwill at least annually for impairment as of the fiscal year end balance sheet date. Based on our latest review, we determined that there was no impairment of carrying value.
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the six-month periods ended December 31, 2005 and 2004 were as follows (in thousands):

	Six Months Ended
	December 31,
	2005	2004
Beginning accrued warranty	$369	$704
Provision for product warranties	298	427
Cost of warranty claims and settlements	(473)	(535)

Ending accrued warranty	$194	$596

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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of December 31, 2005, none of the conditions for conversion or redemption of the Notes were satisfied.
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
     Interest expense includes the amortization of debt issuance costs. We recorded interest expense of $449,000 and $898,000 on the Notes during the three and six months ended December 31, 2005, respectively, and interest expense of $117,000 on the Notes during the three and six months ended December 31, 2004. The fair value of the Notes as of December 31, 2005 was approximately $101.7 million based on quoted market prices.
9. Share-Based Compensation
     The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans currently consist of our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, our 2001 Incentive Compensation Plan, and our 2001 Employee Stock Purchase Plan.
     At the beginning of fiscal year 2006, we adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment,” to our existing share-based compensation plans in accordance with the modified prospective transition method. Previously, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee share-based compensation, as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) in accounting for our share-based compensation plans, and we did not recognize compensation expense for stock option grants to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Accordingly, no share-based compensation costs based on grant date fair value are included in our consolidated statements of income for any period presented in the accompanying condensed consolidated financial statements prior to fiscal 2006.
     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     Awards of stock options granted to consultants under our share-based compensation plans are accounted for at fair value determined by using the Black-Scholes option pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.” These awards are subject to periodic revaluation over their vesting term, if any. The assumptions used to value share-based awards to consultants are similar to those used for employees, except that we use the contractual life of the award rather than the expected life.

     In accordance with SFAS 123R, we established a deferred tax benefit on certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. For the six months ended December 31, 2005, the tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaled $1.1 million of which $22,000 of the tax benefit was recognized in the consolidated statements of income as a reduction of the provision for income taxes and $2,000 reduced deferred tax assets, while the remaining tax benefit was included in additional paid-in capital.
     The impact of adopting SFAS 123R on our pre-tax income, net income, and basic and diluted net income per share for the three and six months ended December 31, 2005 is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2005		December 31, 2005
	Intrinsic	Fair	Intrinsic	Fair
	Value	Value	Value	Value
	Method	Method	Method	Method
Income before provison for income taxes	$11,650	$8,329	$24,612	$18,051
Net Income	7,428	4,803	15,519	10,315
Net Income per share — basic	0.31	0.20	0.63	0.42
Net Income per share — diluted	0.27	0.18	0.55	0.38

Cash flows from operations			10,143	10,004
Cash flows from financing activities			(17,610)	(17,471)
     Application of FAS 123R had no impact on our cash position, but did result in a change in presentation on our consolidated statements of cash flows. Actual tax benefit related to the tax deduction for nonqualified stock option exercises and disqualifying dispositions of qualified stock options that exceeded their respective grant date fair values resulted in excess tax benefit of $880,000 for the six months ended December 31, 2005, which was deducted from cash flows from operating activities and added to cash flows from financing activities in the consolidated statements of cash flows.
     Historically, we have issued new shares upon the exercise of stock options or employee stock purchase plan purchases; however, treasury shares are also available for issuance. In October 2005, our board authorized an expansion of our stock repurchase program and, depending upon market conditions and other factors, we may repurchase up to an additional $40 million of our common stock before the expiration of the plan in October 2007. To date, no shares have been repurchased under the expanded stock repurchase program.
Stock Options
     Our current share-based compensation plans that provide for the grant of stock options include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan (“the Plans”). Under the Plans employees, consultants, and directors may be granted incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair value, respectively, on the date of grant.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
     In October 2002, we granted 200,000 options to a consultant that at the time were to vest over four years; however, in December 2002 we hired the consultant as an employee. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, we remeasured the intrinsic value of the option grant on the date the consultant became an employee and recorded deferred stock compensation that we were amortizing over the remaining vesting period of the options. With the adoption of SFAS 123R, we ceased amortizing deferred stock compensation, reclassified the remaining balance of deferred stock compensation on our balance sheet to additional paid-in capital, and began expensing the remaining fair value, as previously determined under SFAS 123, of the underlying options over their remaining vesting periods.
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
     The following table summarizes stock option activity and weighted average exercise prices for the six months ended December 31, 2005, weighted average exercise prices, options exercisable, weighted average remaining contractual life, and aggregate intrinsic value as of December 31, 2005:

	Options		Weighted
	Available		Average	Remaining	Aggregate
	for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Price	Life (years)	Value
Balance at June 30, 2005	2,565,138	5,426,266	$10.94
Additional shares authorized	743,360	—
Granted	(1,052,122)	1,052,122	$21.15
Exercised	—	(218,783)	$6.77
Forfeited	105,364	(105,364)	$18.23

Balance at December 31, 2005	2,361,740	6,154,241	$12.71	7.19	$75,635,000

Exercisable		3,295,323	$7.21	5.86	$57,388,000

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the six months ended December 31, 2005 and 2004 (in thousands):

	Six Months Ended
	December 31,
	2005	2004
Cash received	$1,481	$5,644
Aggregate intrinsic value	$3,557	$24,868
     The fair value of each award granted from our stock option plans during the six months ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

Expected volatility	73.6%	—	73.9%
Expected life in years			5.0
Risk-free interest rate	4.1%	—	4.4%
Fair value per award	$12.38	—	$13.58
     The expected volatility is based on historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans are approximately $28.0 million to be recognized over a weighted average period of three years.
Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan (“ESPP”) became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the six months ended December 31, 2005 and 2004 (in thousands, except for shares purchased and weighted average purchase price):

	Six Months Ended
	December 31,
	2005	2004
Shares purchased	49,442	91,961
Weighted average purchase price	$17.47	$6.78
Cash received	$864	$624
Aggregate intrinsic value	$192	$1,153
     There were no ESPP shares purchased during the three months ended December 31, 2005 and 2004.
     Under the terms of our ESPP, the offering period that commenced on January 1, 2005 was terminated on June 30, 2005 and a new offering period commenced on July 1, 2005. In accordance with Technical Bulletin No. FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. This modification affected 169 employees participating in the ESPP as of June 30, 2005 and resulted in incremental compensation costs, net of estimated forfeitures, which will be recognized on a straight-line basis over the two-year period ending June 30, 2007.
     The grant date fair value of each award granted under our ESPP during the six months ended December 31, 2005 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Six Months Ended
December 31,
2005
Expected volatility	70.9%
Expected life in years	1.2
Risk-free interest rate	3.5%
Fair value per award	$9.55
     The expected volatility is based on historical volatility; the expected life is based on the remaining term of the offering period at the date of enrollment to the plan; and the risk free interest rate is based on U. S. Treasury yields or yield curve in effect for the remaining term of the offering period at the date of enrollment in the plan. There were no awards granted under our ESPP during the three months ended December 31, 2005.
     Unrecognized share-based compensation costs for awards granted under our ESPP are approximately $1.5 million to be recognized over a weighted average period of one year.

Pre-SFAS 123R Pro Forma Accounting Disclosures
     The fair value of each share-based award granted during the three and six months ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	December 31, 2004
		Employee Stock
	Stock Options	Purchase Plan
Expected volatility	62.6%	—
Expected life in years	5	—
Risk-free interest rate	3.7%	—
Fair value per award	$13.89	—

	Six Months Ended
	December 31, 2004
		Employee Stock
	Stock Options	Purchase Plan
Expected volatility	63.5%	64.4%
Expected life in years	5	0.5
Risk-free interest rate	3.5%	1.9%
Fair value per award	$10.79	$2.56
     During the three and six months ended December 31, 2004, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net income — as reported	$9,724	$14,155
Add: Total stock-based compensation included in reported net income, net of tax	52	112
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,256)	(2,643)

Net income — pro forma	$8,520	$11,624

Net income per share — basic:
As reported	$0.38	$0.56

Pro forma	$0.33	$0.46

Net income per share — diluted:
As reported	$0.33	$0.50

Pro forma	$0.29	$0.41

10. Income Taxes
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, our tax rate may be favorably or unfavorably affected by the release or establishment, respectively, of tax contingency reserves related to tax uncertainties.
     In accordance with SFAS 123R, we established a deferred tax benefit on certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. For the three and six months ended December 31, 2005, the effective tax rate was negatively affected by the impact of accounting required for share-based compensation as determined in accordance with SFAS 123R.
     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations, resulting in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Act must be satisfied as well. We have until the end of our fiscal year ending June 2006 to make a qualifying repatriation of foreign earnings, and prior to the end of this fiscal year, we will evaluate whether we will repatriate foreign earnings under the provisions of the Act. Our tax rate does not reflect any one-time impact that may result from the repatriation of permanently reinvested offshore earnings under the Act.
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: personal computer (“PC”) applications, primarily notebook computers, and non-PC information appliance applications. PC applications accounted for 91% and 57% of net revenue for the three months ended December 31, 2005 and 2004, respectively and 81% and 61% of net revenue for the six months ended December 31, 2005 and 2004, respectively.
     The following is a summary of net revenue within geographic areas based on the customer location (in thousands):
Net revenue from sales to unaffiliated customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
China	$35,109	$42,893	$75,318	$72,521
Taiwan	7,416	6,120	14,660	12,060
Other	6,030	7,530	10,302	10,053

	$48,555	$56,543	$100,280	$94,634

Major customer net revenue data as a percentage of total net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Customer A	10%	37%	18%	37%
Customer B	13%	2%	9%	2%

Major customer accounts receivable as a percentage of total accounts receivable:

	As of	As of
	December 31,	June 30,
	2005	2005
Customer A	14%	41%
Customer B	12%	2%
Customer C	10%	6%

12. Comprehensive Income
     Our comprehensive income consists of net income, plus the effect of unrealized gains and losses from short-term investments at fair value, which was not material for the three or six months ended December 31, 2005 and 2004. Accordingly, comprehensive income closely approximated net income.
13. Recent Accounting Pronouncements
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

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2005.
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to market penetration and market share in the notebook, iAppliance, and other electronic devices markets; competition in the notebook, iAppliance, and other electronic devices markets; revenue from the notebook, iAppliance, and other electronic devices markets; growth rates of these markets; average selling prices; product mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2005, including particularly the section captioned “Business — Risk Factors.”
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
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is reasonably assured.
Inventory
     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our expectations of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.
     Periodically, we purchase inventory from our contract manufacturers when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value.
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff

Accounting Bulletin No. 107, “Share-Based Payment.” We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our share-based awards rather than implied volatility, while the expected life was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period an assessment is made or resolved or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from quarter to quarter.
     In accordance with SFAS 123R, we established a deferred tax benefit on certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Accordingly, as we cannot record the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
The following table presents our historical operating results for the periods indicated as a percentage of net revenue.

	Three Months Ended
	December 31,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenue	54.3%	53.3%

Gross margin	45.7%	46.7%

Operating expenses:
Research and development	17.2%	11.0%
Selling, general, and administrative	14.2%	7.8%
Amortization of deferred stock compensation	0.0%	0.2%

Total operating expenses	31.4%	19.0%

Income from operations	14.3%	27.7%
Interest income	3.9%	0.7%
Interest expense	-1.0%	-0.3%

Income before provision for income taxes	17.2%	28.1%
Provision for income taxes	7.3%	10.9%

Net income	9.9%	17.2%

     Net Revenue. Net revenue was $48.6 million for the three months ended December 31, 2005 compared with $56.5 million for the three months ended December 31, 2004, a decrease of 14.1%. The decrease in net revenue was primarily attributable to a reduction in overall average selling prices, resulting from changes in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 15% of net revenue for the three months ended December 31, 2005 compared with approximately 14% for the three months ended December 31, 2004. Our non-PC revenue decreased to 9% of net revenue for the three months ended December 31, 2005 from 43% of net revenue for the three months ended December 31, 2004, primarily due to decreased demand for our capacitive interface solutions for HDD portable digital music players.
     Gross Margin. Gross margin as a percentage of net revenue was 45.7% for the three months ended December 31, 2005 compared with 46.7% for the three months ended December 31, 2004. The decline in gross margin as a percentage of net revenue reflects an unfavorable product mix and lower average selling prices, partially offset by lower manufacturing costs, which resulted from the combination of our continuing design and process improvement programs and lower assembly and test costs. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006.
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 17.2% from 11.0% and increased approximately $2.1 million, or 33.6%, to $8.3 million for the three months ended December 31, 2005 compared with $6.2 million for the three months ended December 31, 2004. A major contributor to the increase in research and development expenses was the inclusion of non-cash share-based compensation costs of $1.2 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, research and development expenses increased $854,000, or 13.7%, because of higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and increased project spending.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 14.2% from 7.8% and increased approximately $2.5 million, or 57.5%, to $6.9 million for the three months ended December 31, 2005 compared with $4.4 million for the three months ended December 31, 2004. The increase in selling, general, and administrative expenses reflects the inclusion of non-cash share-based compensation costs of $2.0 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, selling, general, and administrative expenses increased $566,000, or 12.9%, because of higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, increased recruiting and hiring costs related to our ongoing staffing initiatives, and higher corporate governance costs associated with Sarbanes-Oxley Act compliance.
     Amortization of Deferred Stock Compensation. Beginning with fiscal year 2006 we adopted SFAS 123R and, as a result, ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the three months ended December 31, 2005 while $85,000 was recorded for the three months ended December 31, 2004.
     Interest Income. Interest income was $1.9 million for the three months ended December 31, 2005 compared with $397,000 for the three months ended December 31, 2004. The $1.5 million increase in interest income resulted from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in cash balances was primarily a result of net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004 combined with cash flows from operations during the past twelve months of $54.3 million, partially offset by $40 million of cash used for our stock repurchase program.
     Interest Expense. Interest expense was $485,000 for the three months ended December 31, 2005 compared with $151,000 for the three months ended December 31, 2004. The $334,000 increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes the amortization of debt issuance costs.
     Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 2005 was $3.5 million compared with $6.2 million for the three months ended December 31, 2004, which reflected the lower pre-tax profit levels partially offset by a higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended December 31, 2005 and 2004. The effective tax rate for the three months ended December 31, 2005 was approximately 42.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations and tax exempt interest income. The effective tax rate for the three months ended December 31, 2004 was approximately 38.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of higher income from foreign operations, the benefit of research and development tax credits, and tax exempt interest income, partially offset by permanent taxable differences.
     In accordance with SFAS 123R, we established a deferred tax benefit on certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on share-based compensation costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Tax benefit associated with total share-based compensation was approximately $724,000 for the three months ended December 31, 2005. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2005 would have been 36.3%. As we cannot record the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

     The following table presents our historical operating results for the periods indicated as a percentage of net revenue.

	Six Months Ended
	December 31,
	2005	2004
Net revenue	100.0%	100.0%
Cost of revenue	54.3%	53.9%

Gross margin	45.7%	46.1%

Operating expenses:
Research and development	16.6%	13.0%
Selling, general, and administrative	13.6%	8.6%
Amortization of deferred stock compensation	0.0%	0.2%

Total operating expenses	30.2%	21.8%

Income from operations	15.5%	24.3%
Interest income	3.5%	0.7%
Interest expense	-1.0%	-0.2%

Income before provision for income taxes	18.0%	24.8%
Provision for income taxes	7.7%	9.8%

Net income	10.3%	15.0%

     Net Revenue. Net revenue was $100.3 million for the six months ended December 31, 2005 compared with $94.6 million for the six months ended December 31, 2004, an increase of 6.0%. The increase in net revenue was primarily attributable to a 26% increase in unit shipments for the six months ended December 31, 2005 compared with the six months ended December 31, 2004, partially offset by a reduction in overall average selling prices, resulting from changes in product mix and general competitive pricing pressure. Revenue from our dual pointing applications was approximately 15% of net revenue for both the six months ended December 31, 2005 and 2004. Our non-PC revenue decreased to 19% of net revenue for the six months ended December 31, 2005 from 39% of net revenue for the six months ended December 31, 2004, primarily due to decreased demand for our capacitive interface solutions for HDD portable digital music players.
     Gross Margin. Gross margin as a percentage of net revenue was 45.7% for the six months ended December 31, 2005 compared with 46.1% for the six months ended December 31, 2004. The decline in gross margin as a percentage of net revenue primarily reflects an unfavorable product mix and lower average selling prices, partially offset by lower manufacturing costs, which resulted from the combination of our continuing design and process improvement programs and lower assembly and test costs. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006.
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 16.6% from 13.0% and increased approximately $4.3 million, or 35.3%, to $16.6 million for the six months ended December 31, 2005 compared with $12.3 million for the six months ended December 31, 2004. A major contributor to the increase in research and development expenses was the inclusion of non-cash share-based compensation costs of $2.5 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, research and development expenses increased approximately $1.8 million, or 14.7%, because of higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and increased project spending.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 13.6% from 8.6% and increased approximately $5.5 million, or 67.3%, to $13.6 million for the six months ended December 31, 2005 compared with $8.2 million for the six months ended December 31, 2004. The increase in selling, general, and administrative expenses reflects the inclusion of non-cash share-based compensation costs of $3.8 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, selling, general, and administrative expenses increased approximately $1.7 million, or 20.9%, because of higher employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, increased recruiting and hiring costs related to our ongoing staffing initiatives, and higher corporate governance costs associated with Sarbanes-Oxley Act compliance.
     Amortization of Deferred Stock Compensation. Beginning with fiscal year 2006 we adopted SFAS 123R and, as a result, ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the six months ended December 31, 2005 while $187,000 was recorded for the six months ended December 31, 2004.
     Interest Income. Interest income was $3.5 million for the six months ended December 31, 2005 compared with $665,000 for the six months ended December 31, 2004. The $2.8 million increase in interest income resulted from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in cash balances was primarily a result of net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004 combined with cash flows from operations during the past twelve months of $54.3 million, partially offset by $40 million of cash used for our stock repurchase program.
     Interest Expense. Interest expense was $969,000 million for the six months ended December 31, 2005 compared with $177,000 for the six months ended December 31, 2004. The $792,000 increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes the amortization of debt issuance costs.
     Provision for Income Taxes. The provision for income taxes for the six months ended December 31, 2005 was $7.7 million compared with $9.3 million for the six months ended December 31, 2004, which reflected lower pre-tax profit levels partially offset by a higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the six months ended December 31, 2005 and 2004. The effective tax rate for the six months ended December 31, 2005 was approximately 42.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations and tax exempt interest income. The effective tax rate for the six months ended December 31, 2004 was approximately 39.6% and diverged from the combined federal and state statutory rate primarily as a result of permanent taxable differences, partially offset by the benefit of research and development tax credits, and tax exempt interest income.
     In accordance with SFAS 123R, we established a deferred tax benefit on share-based compensation costs associated with nonqualified stock options, but under current accounting standards we cannot establish a deferred tax benefit on share-based compensation costs associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options, we record tax benefit only in the period when disqualifying dispositions of the underlying stock occur. Tax benefit associated with total share-based compensation was approximately $1.4 million for the six months ended December 31, 2005. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2005 would have been 37.0%. As we cannot record the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $230.2 million as of December 31, 2005 compared with $228.9 million as of June 30, 2005, an increase of $1.3 million. The increase in cash, cash equivalents, and short-term investments was primarily attributable to cash generated from operating activities of $19.1 million, partially offset by $18.8 million of cash used for the repurchase of approximately 1.2 million shares of our common stock.
     Cash Flows from Operating Activities. During the six months ended December 31, 2005, operating activities generated cash of $19.1 million compared with $7.4 million of cash generated during the six months ended December 31, 2004. For the six months ended December 31, 2005, the net cash provided by operating activities was primarily attributable to net income of $10.3 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, amortization of debt issuance costs, and tax benefit from stock options net of excess tax benefit from share-based compensation totaling $8.1 million, partially offset by deferred tax benefit from share-based compensation of $1.4 million and a net decrease in operating assets and liabilities of $2.1 million. For the six months ended December 31, 2004, the net cash provided by operating activities was primarily attributable to net income of $14.2 million plus adjustments for non-cash charges, including depreciation and amortization of deferred stock compensation, and amortization of debt issuance costs totaling $712,000, and tax benefit from stock options totaling $7.7 million, partially offset by an increase in operating assets and liabilities of $15.2 million. The increase in operating assets and liabilities for the period ended December 31, 2004 relates primarily to the $12.8 million increase in accounts receivable and the $4.4 million increase in inventory levels partially offset by higher accounts payable, all of which reflected our higher operating levels.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2005 used net cash of $45.8 million compared with net cash used of $386,000 during the six months ended December 31, 2004. During the six months ended December 31, 2005, net cash used in investing activities consisted of purchases of $131.2 million of short-term investments and $2.1 million of property and equipment, partially offset by $87.5 million in proceeds from sales and maturities of short-term investments. Cash used by investing activities during the six months ended December 31, 2004 consisted of cash used for purchases of short-term investments of $4.2 million and $768,000 of capital equipment, partially offset by proceeds from sales and maturities of short-term investments of $4.6 million.
     Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2005 was $15.6 million compared with net cash provided by financing activities of $126.9 million for the six months ended December 31, 2004. Our financing activities for the six months ended December 31, 2005 consisted primarily of $18.8 million of cash used for the purchase of 1.2 million shares of treasury stock, partially offset by $2.3 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $880,000 of excess tax benefit from share-based compensation. Our financing activities for the six months ended December 31, 2004 consisted primarily of the proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $6.3 million from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $4.3 million of debt issuance costs.
     Common Stock Repurchase Program. In April 2005, our board of directors authorized a stock repurchase program for up to $40 million of our common stock on the open market or in privately negotiated transactions, depending upon market conditions and other factors. Common stock repurchased under this program is held as treasury stock, and through September 30, 2005, purchases under this program totaled 2,306,100 shares for an aggregate cost of $40 million, or an average cost of $17.34 per share.
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock on the open market or in privately negotiated transactions, depending upon market conditions and other factors though October 2007. Through December 31, 2005, no additional shares have been repurchased under the expanded stock repurchase program.
     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 26, 2006, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of December 31, 2005.
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

     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of December 31, 2005, none of the conditions for conversion or redemption of the Notes were satisfied.
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
     Liquidity and Capital Resources — Outlook. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2005 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes	$125	$—	$—	$—	$125
Note payable	2	—	2	—	—
Building leases	1	1	—	—	—

Total	$128	$1	$2	$—	$125

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In October 2005 our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock. There were no purchases under the stock repurchase program during the quarter ended December 31, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2005 Annual Meeting of Stockholders was held on October 18, 2005 for the purpose of electing two directors to serve for three-year terms expiring in 2008 and to ratify the appointment of KPMG LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending June 24, 2006.
     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2008 as set forth in the Proxy Statement:

Nominee	Votes in Favor	Withheld
Francis F. Lee	21,997,976	275,492
Richard L. Sanquini	20,522,105	1,751,363
     The following directors’ terms of office continued after the 2005 Annual Meeting of Stockholders: Federico Faggin, W. Ronald Van Dell, Keith B. Geeslin, and Jeffrey Buchanan.
     Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending June 24, 2006 was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
22,119,029	142,143	12,296	—
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350

32.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED (Registrant)

Date: February 1, 2006	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer