Form 10-Q/A
period 2005-12-24
SYNAPTICS INC
filed 2006-02-06
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2005, originally filed on February 1, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to delete the last two lines in the table appearing on Page 10, which were inadvertently included in our Original Filing. In addition, we are including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q/A
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

SYNAPTICS INCORPORATED (Registrant)

Date: February 6, 2006	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer