Form 10-Q
period 2006-03-25
SYNAPTICS INC
filed 2006-05-03
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2006
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
     Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at April 28, 2006: 25,008,099

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$57,254	$72,232
Short-term investments	180,214	156,689
Accounts receivable, net of allowances of $189 and $165, respectively	29,720	33,790
Inventories	10,646	7,731
Prepaid expenses and other current assets	3,692	3,046

Total current assets	281,526	273,488
Property and equipment, net	15,786	14,615
Goodwill	1,927	1,927
Other assets	23,819	21,175

	$323,058	$311,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,007	$12,390
Accrued compensation	4,889	5,638
Income taxes payable	11,489	14,867
Other accrued liabilities	5,483	5,353

Total current liabilities	35,868	38,248
Note payable to a related party	1,500	1,500
Other liabilities	1,888	1,797
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 27,212,044 and 26,419,447 shares issued, respectively	27	26
Additional paid-in capital	127,629	106,686
Less: 2,306,100 and 1,139,000 common treasury shares at March 31, 2006 and June 30, 2005, respectively, at cost	(39,999)	(21,180)
Deferred stock compensation	—	(303)
Accumulated other comprehensive loss	(353)	(129)
Retained earnings	71,498	59,560

Total stockholders’ equity	158,802	144,660

	$323,058	$311,205

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenue	$40,365	$56,668	$140,645	$151,302
Cost of revenue (1)(2)	22,257	30,481	76,694	81,535

Gross margin	18,108	26,187	63,951	69,767

Operating expenses:
Research and development (1)(2)	9,106	6,157	25,740	18,448
Selling, general, and administrative (1)(2)	6,952	4,937	20,593	13,091
Amortization of deferred stock compensation	—	71	—	258

Total operating expenses	16,058	11,165	46,333	31,797

Income from operations	2,050	15,022	17,618	37,970
Interest income	2,179	1,118	5,631	1,783
Interest expense	(485)	(483)	(1,454)	(660)

Income before provision for income taxes	3,744	15,657	21,795	39,093
Provision for income taxes	2,121	3,983	9,857	13,264

Net income	$1,623	$11,674	$11,938	$25,829

Net income per share:
Basic	$0.07	$0.44	$0.49	$1.00

Diluted	$0.06	$0.38	$0.44	$0.88

Shares used in computing net income per share:
Basic	24,737	26,315	24,602	25,743

Diluted	29,201	31,464	29,002	29,588

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$145	$—	$525	$—
Research and development	$1,165	$—	$3,700	$—
Selling, general, and administrative	$1,967	$—	$5,752	$—

(2)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$—	$3	$—	$10
Research and development	$—	$—	$—	$8
Selling, general, and administrative	$—	$68	$—	$240
See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$11,938	$25,829
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	9,977	—
Deferred taxes from share-based compensation	(1,964)	—
Tax benefit realized from stock options	4,717	8,940
Excess tax benefit from share-based compensation	(3,962)	—
Depreciation of property and equipment	1,208	745
Amortization of debt issuance costs	645	272
Amortization of deferred stock compensation	—	258
Changes in operating assets and liabilities:
Accounts receivable, net	4,070	(10,557)
Inventories	(2,915)	(4,306)
Prepaid expenses and other current assets	(646)	189
Other assets	(1,325)	(10,334)
Accounts payable	1,617	1,822
Accrued compensation	(749)	(420)
Income taxes payable	(3,378)	5,163
Other accrued liabilities	130	1,105
Other liabilities	91	19

Net cash provided by operating activities	19,454	18,725

Cash flows from investing activities
Purchases of short-term investments	(188,081)	(146,810)
Proceeds from sales and maturities of short-term investments	164,332	76,971
Purchases of property and equipment	(2,379)	(11,303)

Net cash used in investing activities	(26,128)	(81,142)

Cash flows from financing activities
Payments on capital leases and equipment financing obligations	—	(28)
Proceeds from issuance of convertible senior subordinated notes	—	125,000
Debt issuance costs	—	(4,310)
Purchase of treasury stock	(18,819)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	6,553	8,215
Excess tax benefit from share-based compensation	3,962	—

Net cash (used in) provided by financing activities	(8,304)	128,877

Net increase (decrease) in cash and cash equivalents	(14,978)	66,460
Cash and cash equivalents at beginning of period	72,232	59,489

Cash and cash equivalents at end of period	$57,254	$125,949

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$—

Cash paid for income taxes	$11,494	$9,595

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal years 2006 and 2005 are 52-week periods. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Basic net income	$1,623	$11,674	$11,938	$25,829
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	266	798	335

Diluted net income	$1,889	$11,940	$12,736	$26,164

Denominator:
Shares, basic	24,737	26,315	24,602	25,743
Effect of dilutive share-based awards	1,990	2,675	1,926	2,857
Effect of convertible notes	2,474	2,474	2,474	988

Shares, diluted	29,201	31,464	29,002	29,588

Net income per share:
Basic	$0.07	$0.44	$0.49	$1.00

Diluted	$0.06	$0.38	$0.44	$0.88

     Options to purchase 1,895,999, 328,978, 2,034,030, and 109,659 shares of common stock that were outstanding during the three months ended March 31, 2006 and 2005 and the nine months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted net income per share. These options were not included in the computation of diluted net income per share because the exercise prices of such options combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
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
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Raw materials	$10,327	$7,618
Finished goods	319	113

	$10,646	$7,731

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

6. Goodwill
     As of March 31, 2006 and June 30, 2005, the carrying value of goodwill was $1,927,000. We review the carrying value of goodwill at least annually for impairment as of the fiscal year end balance sheet date. Based on our latest review, we determined that there was no impairment of carrying value.
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the nine-month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Nine Months Ended
	March 31,
	2006	2005
Beginning accrued warranty	$369	$704
Provision for product warranties	609	390
Cost of warranty claims and settlements	(665)	(789)

Ending accrued warranty	$313	$305

     Certain third party agreements obligate us to indemnify the third party in connection with any technology infringement by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have maximum stated liabilities. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification obligations.
8. Convertible Senior Subordinated Notes
     During December 2004, we issued $125 million of 0.75% Convertible Senior Subordinated Notes maturing on December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year. We will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading-day period preceding such six month period.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of March 31, 2006, none of the conditions for conversion or redemption of the Notes were satisfied.
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
     Interest expense includes the amortization of debt issuance costs. We recorded interest expense of $449,000 and $1.3 million on the Notes during the three and nine months ended March 31, 2006, respectively, and interest expense of $449,000 and $566,000 on the Notes during the three and nine months ended March 31, 2005, respectively. The fair value of the Notes as of March 31, 2006 was approximately $102.7 million based on trade activity.
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
     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant during the nine months ended March 31, 2006, are as follows:

	Total Awards				2001
	Available	1996	2000	2001	Employee
	Under All	Stock	Nonstatutory	Incentive	Stock
	Share-Based	Option	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 30, 2005	3,271,529	224,881	35,667	2,304,590	706,391
Additional shares authorized	1,109,737	—	—	1,109,737	—
Stock options granted	(1,305,934)	—	—	(1,305,934)	—
Deferred stock units granted	(30,710)	—	—	(30,710)	—
Purchases under employee stock purchase plan	(93,020)	—	—	—	(93,020)
Forfeited	215,787	1,334	1,917	212,536	—

Balance at March 31, 2006	3,167,389	226,215	37,584	2,290,219	613,371

     At the beginning of fiscal year 2006, we adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment,” to our existing share-based compensation plans in accordance with the modified prospective transition method. Previously, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee share-based compensation, as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and we did not recognize compensation expense for stock option grants to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Accordingly, no share-based compensation costs based on grant date fair value are included in our consolidated statements of income for any period presented in the accompanying condensed consolidated financial statements prior to fiscal year 2006.
     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. For the nine months ended March 31, 2006, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $4.9 million, of which $150,000 of the tax benefit was recognized as a reduction of the provision for income taxes, $71,000 reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining tax benefit was recorded directly to additional paid-in capital.
     The impact of adopting SFAS 123R on our pre-tax income, net income, and basic and diluted net income per share for the three and nine months ended March 31, 2006 is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2006		March 31, 2006
	Intrinsic	Fair	Intrinsic	Fair
	Value	Value	Value	Value
	Method	Method	Method	Method
Income before provison for income taxes	$7,014	$3,744	$31,626	$21,795
Net Income	4,125	1,623	19,644	11,938
Net Income per share — basic	0.17	0.07	0.80	0.49
Net Income per share — diluted	0.15	0.06	0.70	0.44
     Application of SFAS 123R had no impact on our cash position, but did result in a change in presentation on our consolidated statements of cash flows. Actual tax benefit related to the tax deduction for nonqualified stock option exercises and disqualifying dispositions of qualified stock options that exceeded their respective grant date fair values resulted in excess tax benefit of $4.0 million for the nine months ended March 31, 2006, which was deducted from cash flows from operating activities and added to cash flows from financing activities in the consolidated statements of cash flows.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 2.3 million treasury shares are also available for issuance. Our board has authorized an expansion of our stock repurchase program to repurchase up to an additional $40 million of our common stock through October 2007 and any shares repurchased under the expanded stock repurchase program would be available for issuance.

Deferred Stock Units
     Our 2001 Incentive Compensation Plan (“2001 Plan”) provides for the grant of deferred stock unit awards (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSU awards in January 2006.
     DSUs granted under the 2001 Plan generally vest 25% at the end of 12 months from the vesting commencement date and at a rate of approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Delivery of shares under the plan takes place quarterly for all DSUs vested as of the scheduled delivery dates. Until delivery of shares, the grantee has no rights as a stockholder.
     An election to defer delivery of the underlying shares for unvested DSU awards can be made provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.
     The following table summarizes outstanding DSUs, including DSUs granted, delivered, and forfeited during the nine months ended March 31, 2006:

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2005	—
Deferred stock units granted	30,710
Shares delivered	—
Forfeited	—

Balance at March 31, 2006	30,710	$688

     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan are approximately $900,000 as of March 31, 2006, to be recognized over a weighted average period of approximately four years.
Stock Options
     Our current share-based compensation plans that provide for the grant of stock options include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan (“the Plans”). Under the Plans, employees, consultants, and directors may be granted incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair value, respectively, on the date of grant.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
     In October 2002, we granted 200,000 options to a consultant that at the time were to vest over four years; however, in December 2002 we hired the consultant as an employee. In accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” we remeasured the intrinsic value of the option grant on the date the consultant became an employee and recorded deferred stock compensation that we were amortizing over the remaining vesting period of the options. With the adoption of SFAS 123R, we ceased amortizing deferred stock compensation, reclassified the remaining balance of deferred stock compensation on our balance sheet to additional paid-in capital, and began expensing the remaining fair value, as previously determined under SFAS 123, of the underlying options over their remaining vesting periods.
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
     The following table summarizes stock option activity and weighted average exercise prices for the nine months ended March 31, 2006, weighted average exercise prices, options exercisable, weighted average remaining contractual life, and aggregate intrinsic value as of March 31, 2006:

	Stock	Weighted		Aggregate
	Option	Average	Remaining	Intrinsic
	Awards	Exercise	Contractual	Value
	Outstanding	Price	Life (years)	(in thousands)
Balance at June 30, 2005	5,426,266	$10.94
Stock options granted	1,305,934	$23.01
Exercised	(699,577)	$7.02
Forfeited	(215,787)	$15.99

Balance at March 31, 2006	5,816,836	$13.93	7.1	$54,873

Exercisable	3,150,397	$8.39	5.8	$45,199

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the nine months ended March 31, 2006 and 2005 (in thousands):

	Nine Months Ended
	March 31,
	2006	2005
Cash received	$4,908	$6,824
Aggregate intrinsic value	$13,393	$28,312
     The fair value of each award granted from our Plans during the nine months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

Expected volatility	72.1% - 73.9%
Expected life in years	5.0
Risk-free interest rate	4.1% - 4.4%
Fair value per award	$12.38-$19.14
     The expected volatility is based on historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans are approximately $28.9 million as of March 31, 2006, to be recognized over a weighted average period of approximately three years.
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
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the nine months ended March 31, 2006 and 2005 (in thousands, except for shares purchased and weighted average purchase price):

	Nine Months Ended
	March 31,
	2006	2005
Shares purchased	93,020	198,251
Weighted average purchase price	$17.69	$7.02
Cash received	$1,645	$1,391
Aggregate intrinsic value	$488	$3,636
     There were no ESPP shares purchased during the three months ended March 31, 2006 and 2005.
     Under the terms of our ESPP, the offering period that commenced on January 1, 2005 was terminated on June 30, 2005 and a new offering period commenced on July 1, 2005. In accordance with Technical Bulletin No. FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. This modification affected 169 employees participating in the ESPP as of June 30, 2005 and resulted in incremental compensation costs, net of estimated forfeitures, that will be recognized on a straight-line basis over the two-year period ending June 30, 2007.
     The fair value of each award granted under our ESPP during the nine months ended March 31, 2006 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Expected volatility	49.3% - 75.7%
Expected life in years	0.5 - 2.0
Risk-free interest rate	3.3% - 4.4%
Fair value per award	$7.40-$11.86
     The expected volatility is based on implied and historical volatility; the expected life is based on each period that begins with the enrollment date until each purchase date remaining in the offering period at the date of enrollment in the plan; and the risk free interest rate is based on U. S. Treasury yields or yield curve in effect for each expected life.
     Unrecognized share-based compensation costs for awards granted under our ESPP are approximately $1.5 million as of March 31, 2006, to be recognized over a weighted average period of approximately one year.

Pre-SFAS 123R Pro Forma Accounting Disclosures
     The fair value of each share-based award granted during the three and nine months ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended
	March 31, 2005
			Employee Stock
	Stock Options		Purchase Plan
Expected volatility	74.3%		57.5%
Expected life in years	5		1.2
Risk-free interest rate	3.7%		2.9%
Fair value per award	$19.0	7	$11.8	3

	Nine Months Ended
	March 31, 2005
			Employee Stock
	Stock Options		Purchase Plan
Expected volatility	67.8%		58.9%
Expected life in years	5		1.0
Risk-free interest rate	3.5%		2.6%
Fair value per award	$13.7	6	$10.3	1
     During the three and nine months ended March 31, 2005, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net income — as reported	$11,674	$25,829
Add: Total stock-based compensation included in reported net income, net of tax	53	170
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(2,039)	(4,683)

Net income — pro forma	$9,688	$21,316

Net income per share — basic:
As reported	$0.44	$1.00

Pro forma	$0.37	$0.83

Net income per share — diluted:
As reported	$0.38	$0.88

Pro forma	$0.32	$0.73

10. Income Taxes
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, our tax rate may be favorably or unfavorably affected by the release or establishment, respectively, of tax contingency reserves related to tax uncertainties.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. For the three and nine months ended March 31, 2006, the effective tax rate was negatively affected by the impact of accounting required for share-based compensation as determined in accordance with SFAS 123R.
     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations, resulting in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Act must be satisfied as well. We have until the end of this fiscal year to make a qualifying repatriation of foreign earnings, and are currently evaluating whether we will repatriate foreign earnings under the provisions of the Act. Our estimate of the amount we may repatriate under the Act ranges from $0 to $42 million. If we do repatriate earnings under the provisions of the Act, our effective tax rate for the last quarter of this fiscal year could be materially adversely affected.
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: personal computer (“PC”) applications, primarily notebook computers, and non-PC information appliance applications. PC applications accounted for 90% and 52% of net revenue for the three months ended March 31, 2006 and 2005, respectively, and 84% and 58% of net revenue for the nine months ended March 31, 2006 and 2005, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
China	$30,951	$39,882	$106,268	$112,401
Singapore	1,626	7,151	3,903	12,056
Taiwan	4,124	5,374	18,784	17,431
Other	3,664	4,261	11,690	9,414

	$40,365	$56,668	$140,645	$151,302

Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Customer A	*	33%	16%	35%
Customer B	*	13%	*	*
Customer C	15%	*	*	*
Customer D	11%	*	*	*
Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	March 31,	June 30,
	2006	2005
Customer A	12%	41%
Customer B	11%	*
Customer C	*	12%

*	Less than 10%

12. Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses from short-term investments at fair value, which were not material for the three or nine months ended March 31, 2006 and 2005. Accordingly, comprehensive income closely approximated net income.
13. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, while SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations, or cash flows.
14. Subsequent Events
     On April 6, 2006, we filed an Answer to Complaint and Counterclaims against Elantech Devices Corporation in response to their filing of a Complaint for Patent Infringement against us on March 10, 2006. Their complaint seeks damages, attorney fees, and a permanent injunction in connection with one of their patents, and our counterclaim seeks damages, attorney fees, and a permanent injunction in connection with four of our patents. We intend to vigorously defend our patents and pursue our counterclaims.

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
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to market penetration and market share in the notebook, iAppliance, and other electronic devices markets; competition in the notebook, iAppliance, and other electronic devices markets; revenue from the notebook, iAppliance, and other electronic devices markets; growth rates of these markets; average selling prices; product mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; legal proceedings; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2005, including particularly the section captioned “Business – Risk Factors.”
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, entertainment, communications, and other electronic devices. From our inception in 1986 through fiscal year 1995, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal year 1996, we began shipping our proprietary TouchPad. We are a leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal year 2005, we believe we were the market leader in providing interface solutions for notebook computers and HDD portable digital music players. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs.
     Our manufacturing operations are based on a virtual manufacturing model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures for manufacturing facilities and equipment and allowing us to reduce our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted production requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and generally issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, and assembly and test costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.
     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. These cost improvement programs include reducing materials and component costs, assembly and test costs, and implementing design and process improvements. Our newly introduced products may have lower margins than our more mature products that have realized greater benefits associated with our ongoing cost improvement programs. As a result, new product introductions may initially negatively impact our gross margin.
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
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff

Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     The guidance in SFAS 123R and SAB 107 is relatively immature and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
The following table presents our historical operating results for the periods indicated as a percentage of net revenue.

	Three Months Ended
	March 31,
	2006	2005
Net revenue	100.0%	100.0%
Cost of revenue	55.1%	53.8%

Gross margin	44.9%	46.2%

Operating expenses:
Research and development	22.6%	10.9%
Selling, general, and administrative	17.2%	8.7%
Amortization of deferred stock compensation	0.0%	0.1%

Total operating expenses	39.8%	19.7%

Income from operations	5.1%	26.5%
Interest income	5.4%	2.0%
Interest expense	-1.2%	-0.9%

Income before provision for income taxes	9.3%	27.6%
Provision for income taxes	5.3%	7.0%

Net income	4.0%	20.6%

     Net Revenue. Net revenue was $40.4 million for the three months ended March 31, 2006 compared with $56.7 million for the three months ended March 31, 2005, a decrease of 28.8%. The decrease in net revenue was primarily attributable to a reduction in unit shipments and a reduction in overall average selling prices because of changes in product mix and general competitive pricing pressure. Our non-PC revenue decreased to 10% of net revenue for the three months ended March 31, 2006 from 48% of net revenue for the three months ended March 31, 2005, primarily due to decreased demand for our capacitive interface solutions for HDD portable digital music players.
     Gross Margin. Gross margin as a percentage of net revenue was 44.9% for the three months ended March 31, 2006 compared with 46.2% for the three months ended March 31, 2005. The decline in gross margin as a percentage of net revenue reflects a less profitable product mix, lower selling prices, and the inclusion of non-cash share-based compensation costs, partially offset by lower manufacturing costs, which resulted from the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006.
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 22.6% from 10.9%, and increased $2.9 million, or 47.9%, to $9.1 million for the three months ended March 31, 2006 compared with $6.2 million for the three months ended March 31, 2005. A major contributor to the increase in research and development expenses was the inclusion of non-cash share-based compensation costs of $1.2 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, research and development expenses increased $1.8 million, or 29.0%, because of increased project related spending, increased employee salary costs resulting from additional staffing and our annual performance review process, and higher temporary labor and consulting costs.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 17.2% from 8.7%, and increased approximately $2.0 million, or 40.8%, to approximately $7.0 million for the three months ended March 31, 2006 compared with $4.9 million for the three months ended March 31, 2005. The increase in selling, general, and administrative expenses reflects the inclusion of non-cash share-based compensation costs of $2.0 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, selling, general, and administrative expenses increased $48,000, or 1.0%, because of increased employee salary costs resulting from additional staffing and our annual performance review process.

     Amortization of Deferred Stock Compensation. Beginning with fiscal year 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the three months ended March 31, 2006 while $71,000 was recorded for the three months ended March 31, 2005.
     Interest Income. Interest income was $2.2 million for the three months ended March 31, 2006 compared with $1.1 million for the three months ended March 31, 2005. The $1.1 million increase in interest income resulted from a combination of higher average interest rates and higher average invested cash balances. During the past twelve months, the increase in cash balances was primarily a result of cash flows from operations of $43.3 million and share-based compensation programs which generated $10.7 million of cash, partially offset by $40 million of cash used for our stock repurchase program.
     Interest Expense. Interest expense was $485,000 for the three months ended March 31, 2006 compared with $483,000 for the three months ended March 31, 2005. Interest expense primarily results from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes the amortization of debt issuance costs.
     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2006 was $2.1 million compared with $4.0 million for the three months ended March 31, 2005, reflecting significantly lower pre-tax profit levels partially offset by a higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended March 31, 2006 and 2005. The effective tax rate for the three months ended March 31, 2006 was approximately 56.7% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation, the true up of our year-to-date tax rate to the expected tax rate, and other permanent taxable differences, partially offset by the impact of the release of contingency reserves and tax-exempt interest income. The effective tax rate for the three months ended March 31, 2005 was approximately 25.4% and diverged from the combined federal and state statutory rate primarily as a result of the impact of higher income from foreign operations with lower tax rates, the release of contingency reserves, the true up of the year-to-date tax rate to the expected tax rate, the benefit of research and development tax credits, and tax-exempt interest income, partially offset by permanent taxable differences.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $771,000 for the three months ended March 31, 2006. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended March 31, 2006 would have been 41.2%. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

     The following table presents our historical operating results for the periods indicated as a percentage of net revenue.

	Nine Months Ended
	March 31,
	2006	2005
Net revenue	100.0%	100.0%
Cost of revenue	54.5%	53.9%

Gross margin	45.5%	46.1%

Operating expenses:
Research and development	18.3%	12.2%
Selling, general, and administrative	14.7%	8.7%
Amortization of deferred stock compensation	0.0%	0.1%

Total operating expenses	33.0%	21.0%

Income from operations	12.5%	25.1%
Interest income	4.0%	1.2%
Interest expense	-1.0%	-0.4%

Income before provision for income taxes	15.5%	25.9%
Provision for income taxes	7.0%	8.8%

Net income	8.5%	17.1%

     Net Revenue. Net revenue was $140.6 million for the nine months ended March 31, 2006 compared with $151.3 million for the nine months ended March 31, 2005, a decrease of 7.0%. The decrease in net revenue was primarily attributable to a reduction in overall average selling prices because of changes in product mix and general competitive pricing pressure, partially offset by an increase in unit shipments. Our non-PC revenue decreased to 16% of net revenue for the nine months ended March 31, 2006 from 42% of net revenue for the nine months ended March 31, 2005, primarily due to decreased demand for our capacitive interface solutions for HDD portable digital music players.
     Gross Margin. Gross margin as a percentage of net revenue was 45.5% for the nine months ended March 31, 2006 compared with 46.1% for the nine months ended March 31, 2005. The decline in gross margin as a percentage of net revenue reflects a less favorable product mix, lower selling prices, and the inclusion of non-cash share-based compensation costs, partially offset by lower manufacturing costs, which resulted from the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006.
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 18.3% from 12.2%, and increased $7.3 million, or 39.5%, to $25.7 million for the nine months ended March 31, 2006 compared with $18.4 million for the nine months ended March 31, 2005. A major contributor to the increase in research and development expenses was the inclusion of non-cash share-based compensation costs of $3.7 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, research and development expenses increased approximately $3.6 million, or 19.5%, because of increased project spending, increased employee salary costs resulting from additional staffing and our annual performance review process, and higher temporary labor and consulting.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 14.7% from 8.7%, and increased approximately $7.5 million, or 57.3%, to $20.6 million for the nine months ended March 31, 2006 compared with $13.1 million for the nine months ended March 31, 2005. The increase in selling, general, and administrative expenses reflects the inclusion of non-cash share-based compensation costs of approximately $5.8 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal year 2006. Excluding non-cash share-based compensation costs, selling, general, and administrative expenses increased approximately $1.7 million, or 13.4%, because of increased employee salary costs resulting from additional staffing and our annual performance review process, and increased recruiting and hiring costs related to our ongoing staffing initiatives.

     Amortization of Deferred Stock Compensation. Beginning with fiscal year 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the nine months ended March 31, 2006 while $258,000 was recorded for the nine months ended March 31, 2005.
     Interest Income. Interest income was $5.6 million for the nine months ended March 31, 2006 compared with $1.8 million for the nine months ended March 31, 2005. The $3.8 million increase in interest income resulted from a combination of substantially higher average invested cash balances and higher average interest rates. The increase in average cash balances was primarily a result of net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004. During the past twelve months, the increase in cash balances was primarily the result of cash flows from operations of $43.3 million and share-based compensation programs which generated $10.7 million of cash, partially offset by $40 million of cash used for our stock repurchase program.
     Interest Expense. Interest expense was approximately $1.5 million for the nine months ended March 31, 2006 compared with $660,000 for the nine months ended March 31, 2005. The $794,000 increase in interest expense resulted primarily from a combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes the amortization of debt issuance costs.
     Provision for Income Taxes. The provision for income taxes for the nine months ended March 31, 2006 was approximately $9.9 million compared with $13.3 million for the nine months ended March 31, 2005, reflecting lower pre-tax profit levels partially offset by a higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the nine months ended March 31, 2006 and 2005. The effective tax rate for the nine months ended March 31, 2006 was approximately 45.2% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation, the true up of our year-to-date tax rate to the expected tax rate, and other permanent taxable differences, partially offset by the impact of the release of contingency reserves and tax-exempt interest income. The effective tax rate for the nine months ended March 31, 2005 was approximately 33.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of higher income from foreign operations, the release of contingency reserves, the true up of the year-to-date tax rate to the expected tax rate, the benefit of research and development tax credits, and tax-exempt interest income, partially offset by permanent taxable differences.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $2.2 million for the nine months ended March 31, 2006. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2006 would have been 37.9%. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $237.5 million as of March 31, 2006 compared with $228.9 million as of June 30, 2005, an increase of $8.6 million. The increase in cash, cash equivalents, and short-term investments was primarily attributable to cash generated from operating activities of $19.5 million and proceeds from stock option exercises of $6.6 million, partially offset by $18.8 million of cash used for the repurchase of approximately 1.2 million shares of our common stock.
     Cash Flows from Operating Activities. During the nine months ended March 31, 2006, operating activities generated cash of approximately $19.5 million compared with $18.7 million of cash generated during the nine months ended March 31, 2005. For the nine months ended March 31, 2006, the net cash provided by operating activities was primarily attributable to net income of $11.9 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $11.8 million and tax benefit from stock options net of excess tax benefit from share-based compensation of $755,000, partially offset by deferred tax benefit from share-based compensation of $2.0 million and a net increase in operating assets and liabilities of $3.1 million. For the nine months ended March 31, 2005, the net cash provided by operating activities was primarily attributable to net income of $25.8 million plus adjustments for non-cash charges, including depreciation and amortization of deferred stock compensation, and amortization of debt issuance costs totaling $1.3 million and tax benefit from stock options of $8.9 million, partially offset by an increase in operating assets and liabilities of $17.3 million. The net change in operating assets and liabilities related primarily to a $10.6 million increase in accounts receivable and a $10.3 million increase in other assets consisting mainly of non-current prepaid taxes, partially offset by higher income taxes payable, all of which reflect our higher operating levels.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments. Investing activities during the nine months ended March 31, 2006 used net cash of $26.1 million compared with net cash used of $81.1 million during the nine months ended March 31, 2005. During the nine months ended March 31, 2006, net cash used in investing activities consisted of purchases of $188.1 million of short-term investments and $2.4 million of property and equipment, partially offset by $164.3 million in proceeds from sales and maturities of short-term investments. Cash used by investing activities during the nine months ended March 31, 2005 consisted of cash used for purchases of short-term investments of $146.8 million and $11.3 million of property and equipment, which included $8.5 million for the purchase of our corporate headquarters, partially offset by proceeds from sales and maturities of short-term investments of $77.0 million.
     Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2006 was $8.3 million compared with net cash provided by financing activities of $128.9 million for the nine months ended March 31, 2005. Our financing activities for the nine months ended March 31, 2006 consisted primarily of $18.8 million of cash used for the purchase of 1.2 million shares of treasury stock, partially offset by approximately $6.6 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $4.0 million of excess tax benefit from share-based compensation. Our financing activities for the nine months ended March 31, 2005 consisted primarily of the proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $8.2 million from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $4.3 million of debt issuance costs.
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
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock on the open market or in privately negotiated transactions, depending upon market conditions and other factors though October 2007. Through March 31, 2006, no additional shares have been repurchased under the expanded stock repurchase program.
     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 26, 2006, has an interest rate equal to Silicon Valley Bank’s prime lending rate, and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of March 31, 2006.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any). Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including contingent interest and additional interest, if any). Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of March 31, 2006, none of the conditions for conversion or redemption of the Notes were satisfied.
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
     $125 Million Shelf Registration. We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 and the common stock issuable upon conversion of the Notes. The shares issued upon conversion generally will be freely tradeable, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
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

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2006 (in millions):

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
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, while SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations, or cash flows.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 10, 2006, Elantech Devices Corporation filed a Complaint for Patent Infringement against us in the United States District Court for the Northern District of California, San Jose Division, claiming that we infringed Elantech’s U.S. Patent No. 5,825,352 and seeking single and treble damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. On April 6, 2006, we filed our Answer to the Complaint and Counterclaims against Elantech Devices Corporation claiming that Elantech has infringed and induced infringement of our U.S. Patent Nos. 5,543,591, 5,880,411, 5,943,052, and 6,380,931 and seeking single and treble damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe. We intend to vigorously defend our patents and pursue our counterclaims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In October 2005 our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock. There were no purchases under the stock repurchase program during the quarter ended March 31, 2006.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SYNAPTICS INCORPORATED (Registrant)

Date: May 3, 2006	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer