Form 10-K
period 2006-06-24
SYNAPTICS INC
filed 2006-09-07
CIK 817720

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 24, 2006
Commission File Number 000-49602
SYNAPTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0118518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Scott Blvd., Ste 130 Santa Clara, California	95054

(Address of principal executive offices)	(Zip Code)
(408) 454-5100

Registrant’s telephone number, including area code
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Preferred Stock Purchase Rights	The Nasdaq Global Select Market The Nasdaq Global Select Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated Filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by nonaffiliates of the registrant (20,082,352 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 23, 2005, was $494,025,859. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of September 1, 2006, there were outstanding 25,046,353 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2006
Statement Regarding Forward-Looking Statements
          The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2007 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

- i -

PART I
ITEM 1. BUSINESS
Overview
          We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market and the market for digital lifestyle products, including portable digital music and video players, mobile phones, and other select electronic device markets with our customized interface solutions.
          We are the market leader in providing interface solutions for notebook computers. Our original equipment manufacturer, or OEM, customers include tier one PC OEMs. We generally supply our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them.
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
PC Market
          We provide custom interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebooks, other PC applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as desktop and PC remote control applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position of a person’s finger on its surface; the TouchStyk™, a self contained, easily integrated pointing stick module; and dual pointing solutions, which combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice. Additional products offered for the PC markets include LuxPad™, Dual Mode TouchPad, LightTouch™, QuickStroke®, RoundPad™, and Dual Mode TouchPad.
          The latest industry projections for notebook unit growth for the period 2006-2010 show a compound annual growth rate of 16.1% compared with 5.4% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content, which is expanding on a daily basis. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added interface solutions for each of the key end-user preferences. We estimate that in fiscal 2006 approximately 80% of all notebook computers sold used solely a touch pad interface; 4% used solely a pointing stick interface; and 16% used a dual pointing interface, which consists of both a touch pad and a pointing stick. Our notebook product lines of touch pads and pointing sticks allow us to address 100% of the notebook market.
Digital Lifestyle Product Markets
          We believe our extensive intellectual property portfolio, our experience in providing interface solutions to major OEMs of electronic devices, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing digital lifestyle trend. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing, communications, and entertainment devices within the digital lifestyle products markets. Digital lifestyle products include portable digital music and video players, mobile phones, remote controls, personal digital assistants, or PDAs, as well as a variety of mobile, handheld, wireless, and entertainment devices. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to serve multiple aspects of the markets for digital lifestyle products and other electronic devices.
          Our array of custom solutions for digital lifestyle products includes the ScrollStrip™ and TouchRing™, which are scrolling solutions allowing users to navigate efficiently through menus and content; LightTouch™ capacitive buttons, which provide illuminated button functionality; and MobileTouch®, NavPoint®, and our ClearPad™.
          Industry projections for the portable digital music player market for the period 2006-2009 suggest a compound annual growth rate of 9.3% for the overall market and a compound annual growth rate exceeding 16.7% for the hard disk drive, or HDD, portion of the market, reflecting the trend toward portable digital music player products containing greater data storage capacities. These products require a simple, durable, and intuitive user interface solution to navigate efficiently through menus and scroll through extensive play lists and songs contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, and the acceptance of our custom-designed user interface solutions by OEMs in this market.
Our Strategy
          Our objective is to continue to enhance our position as a leading supplier of interface solutions for the notebook computer market and to become a leading supplier of interface solutions for digital lifestyle products. Key aspects of our strategy to achieve this objective include those set forth below.
Extend Our Technological Leadership
          We plan to utilize our extensive intellectual property portfolio and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our interface solutions while increasing their applications, capabilities, and performance. We plan to continue enhancing the ease of use and functionality of our solutions. We also plan to expand our research and development efforts through strategic acquisitions and alliances, increased investment in our engineering activities, and the hiring of additional engineering personnel. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional interface solutions to our target markets.
Enhance Our Position in the Notebook Computer and Portable Digital Music Player Markets
          We intend to continue introducing market-leading interface solutions in terms of performance, functionality, size, and ease of use. We plan to continue enhancing our customer’s industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.
Capitalize on Growth of New Markets
          We intend to capitalize on the growth of new markets, including the digital lifestyle product markets, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and user experience of their products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.
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
•	Ease of Use. Our interface solutions offer the ease of use and intuitive interaction that users demand.

•	Small Size. The small, thin size of our interface solutions enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.

•	Low Power Consumption. The low power consumption of our interface solutions enables our customers to offer products with longer battery life or smaller battery size.

•	Advanced Functionality. Our interface solutions offer advanced features, such as virtual scrolling, customizable tap zones, edge motion, and tapping and dragging icons, to enhance user experience.

•	Reliability. The reliability of our interface solutions satisfies consumer requirements for dependability, which is a major component of consumer satisfaction.

•	Durability. Our interface solutions withstand repeated use, harsh physical treatment, and temperature fluctuations while providing a superior level of performance.

          We believe these characteristics will enable us to maintain our leadership position in the notebook computer market and to enhance our position as a technological enabler within the markets for digital lifestyle products and other electronic devices.
          Our interface solutions are engineered to our customer’s specifications, including features and functionality, industrial design, mechanical, and electrical requirements. Our custom products also offer unique integration options, including allowing our capacitive sensors to be placed underneath the plastic of the device, which allows for streamlined and stylized designs, incorporating LEDs to indicate status or enhance industrial design, and incorporating tactile indicators, including ridges, Braille bumps, and textures designed to provide the user with additional feedback.
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
          We utilize capacitive technology rather than resistive or mechanical technology in our product solutions. Unlike resistive and mechanical technology, our solid state capacitive technology requires no moving parts or activation force, thereby offering a durable, more reliable solution that can be integrated into both curved and flat surfaces. Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.
Products
          Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.
TouchPad
          Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement and provides a platform for interactive input. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive interface solutions for both the consumer and corporate markets. Our TouchPad solutions offer various advanced features, including the following:
•	Virtual scrolling. This feature enables the user to scroll through any document by swiping a finger along the side or bottom of the TouchPad.

•	Customizable tap zones. These zones permit designated portions of the TouchPad to be used to simulate mouse clicks, launch applications, and perform other selected functions.

•	PalmCheckTM. PalmCheck eliminates false activation when a person’s palm accidentally rests on the TouchPad.

•	EdgeMotionTM. This feature permits cursor movement to continue when a user’s finger reaches the edge of the TouchPad.

•	Tapping and dragging of icons. This feature allows the user to simply tap and hold on an icon in order to drag it, rather than being forced to hold a button down in order to drag an icon.

•	Multi-finger gestures. This feature allows the user to designate specific actions when more than one finger is used on the TouchPad.
          Our TouchPad solutions are available in a variety of sizes, electrical interfaces, and thicknesses. Our TouchPad solutions are designed to meet the electrical and mechanical specifications of our customers. Customized firmware and driver software ensure the availability of specialized features. As a result of their solid state characteristics, our TouchPad solutions have no moving parts that wear out, resulting in a robust and reliable input solution that also allows for unique industrial designs.
TouchStyk
          Our TouchStyk is a proprietary pointing stick interface solution. TouchStyk is a self-contained, easily integrated module that uses similar capacitive technology as our TouchPad. TouchStyk is enabled with press-to-select and tap-to-click capabilities and can be easily integrated into multiple computing and communications devices. In addition, our design greatly reduces susceptibility to electromagnetic interference, thereby providing greater pointing accuracy and preventing the pointer from drifting when not in use.
          We are currently shipping our TouchStyk in notebooks, portable multimedia players, and ultra mobile personal computers. Our modular approach allows OEMs to include our TouchPad, our TouchStyk, or a combination of both interfaces in their products.
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
          We have developed two solutions for use in the dual pointing market. Our first solution integrates all the electronics for controlling a third-party resistive strain gauge pointing stick onto our TouchPad PCB. This solution simplifies OEM integration by eliminating the need to procure the pointing stick electronics from another party and physically integrate them into the notebook. Our second dual pointing solution uses our TouchStyk rather than a third-party pointing stick and offers the same simplified OEM integration. The second solution is a completely modular design, allowing OEMs to offer TouchPad-only, TouchStyk-only, or dual pointing solutions on a build-to-order basis.

LuxPad
          LuxPad is an innovative illuminated TouchPad. The LuxPad is designed to allow our customer’s to differentiate their products. The LuxPad can either light up the entire touchpad, light up a logo in the center of the TouchPad, or light up designated “virtual buttons” on the TouchPad, depending on the preference of the notebook designer.
Dual Mode TouchPad
          Dual Mode TouchPad is designed to transform the TouchPad from a cursor control device to a launch and control center with the touch of a button. In default mode, the Dual Mode provides cursor control for on screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, icons illuminate on the TouchPad surface.
          The Dual Mode offers a variety of customization options to the OEM, including tap zones for launching applications and multimedia controls, scrolling zones to adjust volume, and programmable buttons so end users can choose which application they would like to launch through our Dual Mode driver. To regain cursor control, the user simply taps the mode switch button and the illuminated icons disappear, allowing the user to control the cursor for on-screen navigation. The Dual Mode TouchPad is currently shipping in Medion and Toshiba notebooks.
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
          Our patented Incremental Recognition Technology allows users to simply enter the first few strokes of a Chinese character and QuickStroke accurately interprets the intended character. Since the typical Chinese character consists of an average of 13 strokes, QuickStroke technology saves considerable time and effort. We can port different alphabets or characters to our underlying pattern recognition engine, allowing us to offer support for different languages.
TouchRing
          Our TouchRing is an integrated, solid state scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate through menus and scroll through lists. Our TouchRing is utilized in MP3 players, personal media players, and remote controls enabling the user to navigate efficiently through menus and scroll through extensive play lists and songs.
ScrollStrip
          ScrollStrip is a one-dimensional TouchPad that provides a simple and intuitive way for users to scroll through menus, navigate through content, and adjust controls. A ScrollStrip can be used in a wide variety of applications that require a thin, robust, accurate, and easy-to-use input and navigation device, including PC peripherals, such as keyboards and mice, and digital lifestyle products. ScrollStrip is thin, lightweight, and flexible and can be mounted on curved surfaces to meet the industrial design needs of our OEM customers. Currently, the ScrollStrip is incorporated into a number of devices, including MP3 players, PC keyboards, and computer mice.
LightTouch
          LightTouch is a simple, easy to use, stylish interface solution that replaces mechanical buttons with an illuminated sensor programmed to perform functions, such as multimedia controls, including pause, play, fast-forward, and rewind. LightTouch is designed for integration under the plastic face of a device, allowing for a sealed, thin design that is both stylish and durable. Currently, a number of custom LightTouch solutions are available in the market, including multimedia controls for notebook PCs, a multimedia keyboard, and as button controls for MP3 players.

MobileTouch
          MobileTouch is a new product solution specifically designed for the mobile phone environment that combines our expertise in ease of use with our technology capabilities. The result is custom designed modules that can combine our scrolling, selection, and navigation capabilities into a simple, easy to use interface solution that improves access to mobile phone content and applications. Our MobileTouch solutions are currently shipping in Samsung and Pantech & Curitel mobile phone designs in Korea.
ClearPad
          ClearPad consists of a clear, thin capacitive sensor that can be placed over any viewable surface, including display devices, such as LCDs. Similar to our traditional TouchPad, our ClearPad has various distinct advantages, including light weight; low profile form factor; high reliability, durability, and accuracy; and low power consumption. ClearPad, can be mounted on or under curved surfaces, providing for unique and sleek industrial designs.
NavPoint
          The NavPoint solution offers users improved functionality and versatility in accessing and managing content in handheld devices through unique navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation. Our NavPoint interface solution has been used in a PDA.
Technologies
          We have developed and own an extensive array of technologies encompassing ASICs, firmware, software, pattern recognition, and touch sensing technologies. With 81 U.S. patents issued and 55 U.S. patents pending, including many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create barriers for competitors and allow us to provide interface solutions in a variety of high-growth market segments.
          Our broad line of interface solutions currently is based upon the following key technologies:
•	capacitive position sensing technology;

•	capacitive force sensing technology;

•	transparent capacitive position sensing technology;

•	pattern recognition technology;

•	mixed signal, very large scale integrated circuit, or VLSI, technology; and

•	proprietary microcontroller technology.
          In addition to these technologies, we develop firmware and driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Mac OS, Pocket PC, Palm OS, Symbian, UNIX, and LINUX, provides us with a competitive advantage.
          Capacitive Position Sensing Technology. This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a conductive stylus on a flat or curved surface, such as our TouchPad, TouchRing, and ScrollStrip. Our technology works with very light touch and provides highly responsive cursor navigation, scrolling, and selection. It uses no moving parts, can be implemented under plastic, and is extremely durable.
          Capacitive Force Sensing Technology. This technology senses the direction and magnitude of a force applied to an object. The object can either move when force is applied, like a typical joystick used for gaming applications, or it can be isometric, with no perceptible motion during use, like our TouchStyk. The primary competition for this technology is resistive strain gauge technology. Resistive strain gauge technology requires electronics that can sense very small changes in resistance, presenting challenges to the design of that circuitry, including sensitivity to electrical noise and interference. Our electronic circuitry determines the magnitude and direction of an applied force, permits very accurate sensing of tiny changes in capacitance, and minimizes electrical interference from other sources.
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
          Pattern Recognition Technology. This technology is a set of software algorithms and techniques for converting real-world data, such as handwriting, into a digital form that can be recognized and manipulated within a computer, such as our QuickStroke product and gesture decoding for our TouchPad products. Our technology provides reliable handwriting recognition and can be used in other applications such as signature verification.
          Mixed Signal VLSI Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface. Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.
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
Competing Technology
          Many interface solutions currently utilize resistive sensing technology. Resistive sensing technology consists of a flexible membrane above a flat, rigid, electrically conductive surface. When finger or stylus pressure is applied to the membrane, it deforms until it makes contact with the rigid layer below, at which point attached electronics can determine the position of the finger or stylus. Since the flexible membrane is a moving part, it is susceptible to mechanical wear and will eventually suffer degraded performance. Due to the way that resistive position sensors work, it is not possible for them to detect more than a single finger or stylus at any given time. The positional accuracy of a resistive sensor is limited by the uniformity of the resistive coating as well as by the mechanics of the flexible membrane. Finally, implementations of resistive technology over display devices, such as an LCD, result in reduced transmissivity, or the amount of light that can pass through the display, requiring the use of backlighting and thereby reducing the battery life of the device.
Research and Development
          We conduct ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development is focused on advancing our existing interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our vision is to develop interface solutions, such as touch, handwriting, vision, and voice capabilities, that can be readily incorporated into varied electronic devices.
          Our research and development programs focus on the development of accurate, easy to use, reliable, and intuitive user interfaces for electronic devices. We believe our innovative interface technologies can be applied to many diverse products. We believe the interface is a key factor in the differentiation of these products. We believe that our interface technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability. We also intend to pursue strategic relationships and acquisitions to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.
          Our research, design, and engineering teams frequently work directly with our customers to design custom solutions for specific applications. We focus on enabling our customers to overcome technical barriers and enhance the performance of their products. We believe our engineering know-how and electronic systems expertise provide significant benefits to our customers by enabling them to concentrate on their core competencies of production and marketing.
          As of June 30, 2006, we employed 145 people in our technology, engineering, and product design functions in the United States, the United Kingdom, Taiwan, and Hong Kong. Our research and development expenses were approximately $21.4 million, $25.0 million, and $35.4 million in fiscal 2004, 2005, and 2006, respectively.
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
          As of June 30, 2006, we held 81 U.S. patents and had 55 U.S. pending patent applications, including many non-U.S. counterparts to the U.S. patents and U.S. pending patent applications. Collectively, these patents and patent applications cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.
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
          Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we operate, such as

China and Taiwan. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.
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
Customers
          Our customers include many of the world’s largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing interface solutions to the notebook market. We believe our strong relationship with our OEM customers, many of which are currently developing digital lifestyle products, will position us as a source of supply for their product offerings.
          In fiscal 2006, our OEM customers included the following:
•	Acer

•	Asustek

•	Creative Labs

•	Dell

•	ECS

•	Fujitsu

•	Gateway

•	Hewlett-Packard

•	IBM

•	Lenovo

•	NEC

•	Philips

•	Samsung

•	Toshiba
          We generally supply products to our OEM customers through their contract manufacturers. We sell our products directly to these contract manufacturers, which include Compal, Inventec, Kangzhun Electronical, Lenovo, Sincere Joy, and Wistron. Sales to Inventec and Wistron in the aggregate accounted for approximately 24% of our net revenue in fiscal 2006, and sales to Inventec accounted for approximately 34% of our net revenue in fiscal 2005. No other customer accounted for more than 10% of our net revenue during either fiscal 2005 or 2006.
          We consider both the OEMs and their contract manufacturers to be our customers. In most cases, the OEMs determine the design and pricing requirements and make the overall decision regarding the use of our interface solutions in their products. Their contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges except for warranty provisions.
Strategic Relationships
          We have used strategic relationships to enhance our ability to offer value-added customer solutions in the past and we intend to enter into additional strategic relationships with companies that may help us serve our target markets.
Sales and Marketing
          We sell our product solutions for incorporation into the products of our OEM customers. We generate sales through direct sales employees as well as outside sales representatives and distributors. Our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers’ decision makers throughout the product development and order process.
          We currently employ 51 sales and marketing professionals. We maintain seven customer support offices domestically and internationally, which are located in the United States, the United Kingdom, Taiwan, Japan, China, and Hong Kong. In addition, we utilize sales representatives in Singapore, Malaysia, Korea, and Europe and sales distributors in Japan.
          International sales, primarily in the Asian and European markets, constituted approximately 96%, 98%, and 98% of our revenue in fiscal 2004, 2005, and 2006, respectively. A significant portion of these sales were made to companies located in China and Taiwan that provide manufacturing services for major notebook computer and digital lifestyle product OEMs. All of these sales were denominated in U.S. dollars.
Manufacturing
          We employ a virtual manufacturing platform through third-party relationships. We currently utilize two semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products.
          After processing and testing, the die and ASICs are consigned to various subcontractors for assembly. During the assembly process, our die or ASIC is combined with other components to complete the module for our custom interface solution. The finished assembled product is subsequently shipped by our subcontractors directly to our customers for integration into their products.
          We believe our virtual manufacturing strategy provides a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design; and reduces our capital expenditures. In addition, this strategy significantly reduces our working capital requirements for inventory because we do not incur most of our manufacturing costs until we have actually shipped our interface products to our customers and billed those customers for those products.
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
          Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value are charged to cost of revenue.
Backlog
          As of June 30, 2006, we had a backlog of orders of approximately $28.7 million, an increase of $3.3 million compared with our backlog of orders as of June 30, 2005 of approximately $25.4 million. The increase in backlog is primarily related to the increase in demand for our products. Our backlog consists of product orders for which purchase orders have been received and which are generally scheduled for shipment within three months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Competition
          Our principal competitor in the sale of notebook touch pads is Alps Electric, a Japanese conglomerate. Our principal competitors in the sale of notebook pointing sticks are Alps Electric, NMB, and CTS. In the markets for digital lifestyle products, and other electronic devices, our competitors include Alps Electric, Panasonic, Gunze, Interlink, Cypress, Quantum Technology Management, and various other companies involved in user interface solutions. In certain cases, large OEMs may develop alternative interface solutions for their own products or provide key components for use in designing interface solutions.
          In the notebook interface market we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the approximate 4% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the user interface as well as the approximate 16% of the notebook market that uses dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position as we can provide OEMs with the following advantages:
•	single source supplier to eliminate compatibility issues;

•	cost-effective and simplified integration;

•	simplified product line to address both interface preferences;

•	end user flexibility because one notebook can address both user preferences; and

•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.
          In the interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and neural pattern recognition technologies. We believe our solutions based engineering expertise coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve and we do not know what the competitive factors will ultimately be, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. However, some of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them potential competitive advantages. As a result, they may be able to introduce new product solutions and respond to customer requirements more quickly than we can. In addition, new competitors, alliances among competitors, or alliances among competitors and OEMs may emerge and allow competitors to rapidly acquire significant market share.
          Furthermore, our competitors or our customers may develop technologies in the future that more effectively address the interface needs of the notebook market and other markets. Our sales, profitability, and success depend on our ability to compete with other suppliers of interface solutions and components used in interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our interface solutions.
Employees
          As of June 30, 2006, we employed a total of 254 persons, including 58 in finance, administration, and operations; 51 in sales and marketing; and 145 in research and development. Of these employees, 184 were located in North America, 48 in Asia/Pacific, and 22 in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

          Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.
Executive Officers
          The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Francis F. Lee	54	President, Chief Executive Officer, and Director

Thomas J. Tiernan	43	Senior Vice President and General Manager

Russell J. Knittel	56	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Shawn P. Day, Ph.D.	40	Vice President of Research and Development

Thomas D. Spade	40	Vice President of Worldwide Sales

William T. Stacy, Ph.D.	64	Vice President of Operations

Clark F. Foy	42	Vice President of Marketing
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
          Thomas J. Tiernan has been Senior Vice President and General Manager of our company since March 2006. Prior to joining our company, Mr. Tiernan served as Vice President and General Manager of Symbol Technologies’ Mobile Computing Division. From 1985 to 2004, Mr. Tiernan held various management and executive positions at Hewlett-Packard, including running the Network Storage business in the Americas, the Enterprise Systems business in Asia Pacific, and the PC business in Japan. Mr. Tiernan holds a Bachelor’s Degree in Electrical Engineering from California State Polytechnic University and a Masters of Science in Computer Engineering from Santa Clara University.
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
          Clark F. Foy has been Vice President of Marketing of our company since February 2003. Mr. Foy was the Vice President of Product Marketing for the Optical Storage Group of Oak Technology, Inc. from January 2002 to February 2003. Mr. Foy served as Vice President of Marketing at Gadzoox Networks, a provider of networking infrastructure products from June 2000 to January 2002. Mr. Foy has also held various management positions at Quantum Corporation and Compaq Computer Corporation. Mr. Foy holds a Bachelor’s Degree in Business Administration from Miami University and a Masters of Management from Northwestern University’s Kellogg Graduate School of Management.

ITEM 1A. RISK FACTORS
     You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.
We currently depend on our TouchPad and TouchStyk products, and the notebook computer market, for a significant portion of our revenue, and a downturn in these products or market could have a disproportionate impact on our revenue.
     Historically, we have derived a substantial portion of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers. While our long-term objective is to derive revenue from multiple interface solutions for both the notebook computer market and the markets for digital lifestyle products and other electronic devices, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent a significant portion of our revenue. The PC market as a whole has experienced a slowdown in the rate of growth. A continued or accelerated softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.
Sales of our interface solutions for digital lifestyle products have been volatile in the past two years, and we cannot assure you that our net revenue from our interface solutions for digital lifestyle products will increase or be less volatile in the future.
     Sales of our interface solutions for digital lifestyle products have been volatile in the past. We cannot assure you that our net revenue from our interface solutions for digital lifestyle products will increase or be less volatile in the future. Sales of our interface solutions for digital lifestyle products were $85.3 million, or 41% of our net revenue, in fiscal 2005 and $27.0 million, or 15% of our net revenue, in fiscal 2006. Further, our interface business for digital lifestyle products faces many uncertainties. Our inability to address these uncertainties successfully and to become a leading supplier of interfaces for digital lifestyle products would result in a slower growth rate than we currently anticipate. We do not know whether our user interface solutions for the digital lifestyle product market will gain market acceptance or will ever result in a substantial portion of our revenue on a consistent basis. The failure to succeed in these other markets would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.
We cannot assure you that our interface business for digital lifestyle products will be successful or that we will be able to generate significant revenue from the markets for digital lifestyle products.
     Various target markets for our interfaces, such as those for PDAs, smart phones, smart handheld devices, and interactive games and toys, are uncertain, may develop slower than anticipated, or could utilize competing technologies. The market for certain of these products depends in part upon the development and deployment of wireless and other technologies, which may or may not address the needs of users of these new products.
     Our ability to generate significant revenue from the markets for digital lifestyle products and other electronic devices will depend on various factors, including the following:
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
     Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We generally do not have a significant backlog of orders for our interface solutions to be incorporated in products in these markets. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets to a significant extent, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.
Our historical financial performance is based on sales of interface solutions to the notebook computer market and may not be indicative of our future performance in other markets.
     Our historical financial performance primarily reflects the sale of interface solutions for notebook computers. While we expect sales of our interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive a substantial portion of our revenue from sales of our product solutions from digital lifestyle products, including portable digital music players, and other electronic devices. We have a limited operating history in these markets upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.
Market acceptance of our customers’ existing or new products that utilize our interface solution may decline or may not develop and, as a result, our sales may decline or may not increase.
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
     Competitive advances by OEMs in the PC or digital lifestyle product markets, which do not utilize our interface solutions broadly in their product offerings, at the expense of our other OEM customers could result in lost sales opportunities. Within the digital lifestyle product market, the portable digital music player market also has become an important factor in our operating results. Any significant slowdown in the use of our interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown in this market would adversely affect our sales.
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
     Our customer relationships also can be affected by factors affecting our customers that are unrelated to our performance. These factors can include a myriad of situations, including business reversals of customers, determinations by customers to change their product mix or abandon business segments, or mergers, consolidations, or acquisitions involving our customers, such as the combination of Compaq and Hewlett-Packard or the acquisition of IBM’s PC business unit by Lenovo.

Two customers accounted for an aggregate of 24% of our sales in fiscal 2006, and the loss of sales to these customers could harm our business, financial condition, and results of operations.
     Sales to two customers that provide contract manufacturing services to major OEMs accounted for an aggregate of 24% of our net revenue during the fiscal ended June 30, 2006, and one customer accounted for an aggregate of 34% of our net revenue during the fiscal ended June 30, 2005. These customers are Inventec and Wistron in fiscal 2006 and Inventec in fiscal 2005. Additionally, receivables from each of Compal, Wistron, and Kangzhun Electronical exceeded 10% of accounts receivable and in the aggregate represented 40% of accounts receivable at June 30, 2006.
     Compal, Inventec, Kangzhun Electronical, and Wistron are contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers in the notebook computer industry do not increase their orders or if we are unsuccessful in generating orders for interface solutions in the markets for digital lifestyle products and other electronic devices, from existing or new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.
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
We rely on others for our production and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.
     We utilize subcontractors for all of our production requirements. The majority of our manufacturing is conducted in China, Hong Kong, Thailand, and Taiwan by manufacturing subcontractors that also perform services for numerous other companies. We do not have a guaranteed level of production capacity with any of our subcontractors. Qualifying new manufacturing subcontractors, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our manufacturing subcontractors or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.
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
     Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the digital lifestyle products markets. These markets are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
     We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, custom designed, feature-rich interface solutions to lower priced alternatives would adversely affect our business. Some of our competitors, particularly in the markets for digital lifestyle products and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers determine not to utilize our custom engineered, total solutions approach and instead decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.
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
     We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. During fiscal 2006, approximately 5% of our costs were denominated in non-U.S. currencies, including British pounds, Hong Kong dollars, Japanese Yen, Chinese Yuan, and Taiwan dollars.
     If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies, accordingly, we have no foreign currency hedge contracts outstanding as of the end of our fiscal year.
A majority of our subcontractors are located in Taiwan, Thailand, Hong Kong, and China, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries would disrupt our operations.
     A majority of our subcontractors are located in Taiwan, Thailand, Hong Kong, and China. Events out of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries would disrupt their operations, which would impact our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is political tension between Taiwan and China that could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

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
We plan to implement a new enterprise resource planning system, or ERP system, in fiscal 2007. Delays in implementation, design errors not identified prior to implementation, or unanticipated costs associated with the implementation could adversely affect us.
     We plan to implement a new ERP system during fiscal 2007, and we will invest significant financial and personnel resources into this project throughout the fiscal year. If we are unsuccessful in implementing the system under the planned timeline and the implementation date is delayed into the last quarter of fiscal 2007, our ability to assess our internal control over financial reporting will be adversely affected, potentially resulting in a material weakness in, or the inability to assess, internal control over financial reporting as of the end of the fiscal year.
     If we fail to identify and correct significant design errors in the ERP system prior to implementation or the ERP system does not function as designed, we could lose our ability to execute normal business operations, including the ability have our products manufactured and to ship products and, as a result, our business operations could be adversely affected.
     If our estimate of the ERP system implementation cost is significantly understated or we run into unanticipated system integration costs, we would incur unplanned capital expenses, which would negatively affect our cash flow and may require us to assess for impairment costs capitalized in connection with the ERP system implementation, potentially resulting in an impairment write-down. Accordingly, our cash flows and our results of operations could be adversely affected.
We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.
     Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.
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
     The markets in which we compete are characterized by frequent litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we operate, such as China and Taiwan. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.
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
     We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
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
The PC and electronics industries are cyclical and may result in fluctuations in our operating results.
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
     In fiscal 2005, we implemented an international operating structure. Under this structure, generally, one of our affiliates licensed from us certain rights to the pre-existing and in-process technology associated with our products for exploitation in all geographic markets except the U.S., Japanese, and Korean markets, which we refer to as “ROW markets.” Our affiliate also acquired ownership of all future economic rights to product sales in ROW markets by entering into an agreement to license certain intangibles and a cost-sharing agreement under which we and our affiliate will share research and development costs in accordance with certain tax rules and regulations. We believe this structure appropriately reflects where our profits are generated and may result in future tax advantages to us, but there can be no assurances that this will be the case.
We expect to incur additional expenses in complying with corporate governance and public disclosure requirements.
     Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Global Select Market rules, are creating uncertainty and increased expenses for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. As a result, we may have difficulty attracting and retaining qualified board members, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

The accounting requirements for income taxes on certain of our share-based awards will subject our future quarterly and annual effective tax rates to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for those share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.
     A change in accounting standards or practices could have a significant effect on our reported results of operations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board issued SFAS 123R requiring us to recognize all share-based payments to employees, including grants of stock options, in the financial statements based on their fair value eliminating the pro forma footnote disclosures that were allowed as an alternative to financial statement recognition. This requirement, while not affecting our cash flow, adversely affected our reported financial results and impaired our ability to provide guidance on our future reported financial results as a result of the variability of the factors used to establish the fair value of stock options and the accounting for income taxes thereon.
We increased our leverage as a result of the sale of our 0.75% convertible senior subordinated notes.
     As a result of the sale of our 0.75% convertible senior subordinated notes in fiscal 2005, we incurred $125 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. Our interest payment obligations on the notes is approximately $938,000 annually. The degree to which we are now leveraged could have adverse consequences, including the following:
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
Legislation affecting the markets in which we compete could adversely affect our ability to implement our growth strategies.
     Our ability to expand our business may be adversely impacted by future laws or regulations. Our customers’ products may be subject to laws relating to environmental regulations, communications, encryption technology, electronic commerce, e-signatures, and privacy. Any of these laws could be expensive to comply with, and the marketability of our products could be adversely affected.

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
     The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the markets for digital lifestyle products and other electronic devices. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. economy has been historically cyclical, and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.
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
     Our stockholders’ rights plan may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the rights plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors as the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.
Sales of large numbers of shares could adversely affect the price of our common stock.
     All of the 25,046,353 shares of our common stock outstanding as of September 1, 2006 are eligible for resale in the public markets. Of these shares, 1,215,987 shares held by affiliates are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended, and the balance of the shares are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.
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
     We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 and the common stock issuable upon conversion of the notes. The shares issued upon conversion generally will be freely tradeable after their issuance, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 discussed above. The issuance or subsequent sale of these shares in the public market could negatively affect the market price of our common stock.
     We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our outstanding share-based compensation plans. Shares issued after the effective date of such registration statements in connection with our share-based compensation plans generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or subsequent sale of such shares could depress the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California. We believe this facility will be adequate to meet our needs for the foreseeable future. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 13,300 square feet, and our European headquarters are located in Cambridge, United Kingdom where we lease approximately 5,600 square feet. We also maintain 4,800 square feet of office space in Taiwan, 2,500 square feet of office space in China, and 900 square feet of office space in Japan. We have satellite sales support offices in Thailand, Korea, and Texas.
ITEM 3. LEGAL PROCEEDINGS
     On March 10, 2006, Elantech Devices Corporation filed a Complaint for Patent Infringement against us in the United States District Court for the Northern District of California, San Jose Division, claiming that we infringed Elantech’s U.S. Patent No. 5,825,352 and seeking single and treble damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. On April 6, 2006, we filed our Answer to the Complaint and Counterclaims against Elantech Devices Corporation, claiming that Elantech has infringed and induced infringement of our U.S. Patent Nos. 5,543,591, 5,880,411, 5,943,052, and 6,380,931 and seeking single and treble damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims, which was granted on July 7, 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims. We intend to vigorously defend our patents and pursue our counterclaims.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information on Common Stock
     Our common stock has been listed on the Nasdaq Global Select Market (formerly on the Nasdaq National Market) under the symbol “SYNA” since January 29, 2002. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock as quoted on the Nasdaq Global Select Market.

Year ended June 30, 2005:	High	Low
First quarter	$21.00	$13.53
Second quarter	$40.00	$20.42
Third quarter	$41.19	$20.80
Fourth quarter	$24.23	$17.70

Year ended June 30, 2006:

First quarter	$21.78	$15.05
Second quarter	$26.97	$17.94
Third quarter	$30.84	$22.35
Fourth quarter	$26.85	$19.87
     On September 1, 2006, the closing sales price of our common stock on the Nasdaq Global Select Market was $25.22 per share.
Stockholders
     As of September 1, 2006, there were approximately 250 holders of record of our common stock.
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

Share-Based Compensation Plan Information
     The following table sets forth information with respect to our common stock that may be issued from both stockholder approved and unapproved plans upon delivery of shares for deferred stock units, exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of securities available for future issuance under our various share-based compensation plans.

	(a)			(d)
	Number of	(b)		Number of Securities
	Securities to	Number of	(c)	Remaining Available
	be Issued	Securities to	Weighted-	for Future Issuance
	Upon	be Issued	Average	Under Share-Based
	Delivery of	Upon	Exercise	Compensation Plans
	Shares for	Exercise of	Price of	[Excluding Securities
	Deferred	Outstanding	Outstanding	Reflected in Columns
Plan Category	Stock Units	Options	Options	(a) and (b)]
Share-Based Compensation Plans Approved by Stockholders	38,280	5,752,677	$14.64	3,254,662

Share-Based Compensation Plans Not Approved By Stockholders (1)	—	55,334	$4.96	37,584

Total	38,280	5,808,011	$14.55	3,292,246

(1)	Represents options granted under our 2000 nonstatutory stock option plan. The plan was adopted by our board of directors in September 2000 and provides for the grant of options to purchase up to 200,000 shares of our common stock. Unless terminated earlier by our board of directors, the plan will terminate in September 2010. The exercise price of options granted under the plan is the fair market value of our common stock on the date of grant. Generally, the shares subject to options granted under the plan vest 25% on the first anniversary of the option grant date and 1/48th in each month thereafter. The exercise price for any options granted under the plan may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or in any other form of legal consideration that may be acceptable to the board of directors or administrator in their discretion, including through a same-day sale program without any cash outlay by the optionee. The term of options granted under the plan may not exceed 10 years. Outstanding awards and the number of shares remaining available for issuance under the plan will be adjusted in the event of a stock split, stock dividend, or other similar change in our capital stock.
Issuer Purchases of Equity Securities
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock. There were no purchases under the stock repurchase program during the quarter ended June 30, 2006; however, subsequent to June 30, 2006 we repurchased 215,000 shares for $4.6 million, or an average cost of $21.45 per share.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table presents selected financial data for each fiscal year in the five year period ended June 30, 2006. As our past operating results are not necessarily indicative of our future operating results, the selected financial data below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	Years ended June 30,
	2002	2003	2004	2005	2006
	(in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$100,201	$100,701	$133,276	$208,139	$184,557
Cost of revenue(1)	59,016	58,417	77,244	112,090	101,704

Gross margin	41,185	42,284	56,032	96,049	82,853
Operating expenses:
Research and development(1)	16,594	19,837	21,419	24,991	35,356
Selling, general, and administrative(1)	9,873	10,733	13,571	18,423	28,019
Other operating expense (income)	—	—	—	(3,800)	—
Amortization of deferred stock compensation(2)	453	516	517	328	—
Amortization of goodwill and other acquired intangible assets	134	40	—	—	—
Restructuring	—	—	432	—	—

Total operating expenses	27,054	31,126	35,939	39,942	63,375

Operating income	14,131	11,158	20,093	56,107	19,478
Interest income, net	325	904	833	2,225	6,045

Income before provision for income taxes	14,456	12,062	20,926	58,332	25,523
Provision for income taxes	5,056	4,344	7,934	20,347	11,822

Net income	$9,400	$7,718	$12,992	$37,985	$13,701

Net income per share:
Basic	$0.70	$0.33	$0.53	$1.48	$0.55

Diluted	$0.42	$0.31	$0.48	$1.30	$0.51

Shares used in computing net income per share:
Basic	13,523	23,473	24,418	25,736	24,708

Diluted	22,544	25,132	27,108	29,761	29,075

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$28	$28	$20	$12	$—
Research and development	167	159	91	8	—
Selling, general, and administrative	258	329	406	308	—

Amortization of deferred stock compensation	$453	$516	$517	$328	$—

(2)	Beginning with fiscal 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization of deferred stock compensation was recorded for the year ended June 30, 2006

	June 30,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$65,180	$77,286	$96,299	$228,921	$245,176
Working capital	73,318	83,815	106,624	235,240	257,788
Total assets	90,381	104,508	132,653	311,205	331,421
Long-term debt, capital leases, and equipment financing obligations, less current portion	1,759	1,528	1,500	126,500	126,500
Total stockholders’ equity	74,003	86,264	109,140	144,660	167,042
     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with stock options and restricted stock units under the treasury stock method, and (2) using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, when dilutive.
     In fiscal 2001, we recorded amortization of goodwill and other intangible assets of $784,000 in connection with the acquisition of Absolute Sensors Limited, or ASL, a United Kingdom company, and the acquisition of the employees of a former Taiwanese sales agent. As a result of the adoption of Statement of Financial Accounting

Standard No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002, we ceased amortizing goodwill. Accordingly, we recorded amortization of other intangible assets of $134,000 and $40,000 in fiscal 2002 and 2003, respectively, associated with the ASL acquisition and the acquisition of the employees of a former Taiwanese sales agent. These assets were fully amortized in fiscal 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A. Risk Factors.
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Through our proprietary TouchPad, we are the world’s leading supplier of interface solutions to the notebook computer market. With our TouchStyk, we offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary interface solutions for dual pointing applications. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collectibility is reasonably assured. Our revenue increased from $100.2 million in fiscal 2002 to $208.1 million in fiscal 2005, but declined to $184.6 million in fiscal 2006. Despite the decline from fiscal 2005 to fiscal 2006, our revenue increased at a compound annual growth rate of approximately 16.5% from fiscal 2002 to fiscal 2006. In fiscal 2002, we derived 98% of our product revenue from the personal computer market. In fiscal 2006, revenue from the personal computer market accounted for 85% of our net revenue.
     In June 2003, we acquired NSM Technology Limited, or NSM, a Hong Kong company. The acquisition of NSM provided us with a highly skilled and experienced work force to expand our global presence and infrastructure to support customers in the Asia/Pacific region. Many of our customers are migrating their manufacturing operations from Taiwan to China, and our OEM customers are beginning to establish design centers in that region. With our expanded global presence, including offices in Taiwan, Hong Kong, Korea, Japan, and China, we are better positioned to provide local sales, operations, and engineering support services to our existing customers, as well as potential new customers, within the Asia/Pacific region.
     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and drop ship our products directly to our customers from our manufacturing subcontractors’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted volume requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, assembly and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, all warranty costs, yield losses, and any inventory provisions or write-downs are charged to cost of revenue.

     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs and implementing design and process improvements. Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margin.
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
     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the dates of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the applicable vesting period. Options granted are typically subject to a four-year vesting period. We amortized the deferred stock compensation over the vesting periods of the applicable options and recorded expense associated with deferred stock compensation of approximately $517,000 and $328,000 in fiscal 2004 and 2005, respectively. Upon the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R) in fiscal 2006, we ceased amortizing deferred stock compensation, as FAS 123R required us to expense share-based compensation costs based on grant date fair value. The adoption of FAS 123R had no effect on our cash flows, but did result in a $13.2 million charge to our operating income.
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
     The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collectibility is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.
Inventory
     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.
     Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value are charged to cost of revenue.
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     The guidance in SFAS 123R and SAB 107 is relatively new and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

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
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period an assessment is made or resolved or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Results of Operations
Fiscal year ended June 30, 2006 compared with fiscal year ended June 30, 2005
Net Revenue.
(in thousands)

	2005	2006	$ Change	% Change
PC applications	$122,877	$157,511	$34,634	28.2%
% of net revenue	59.0%	85.3%
Digital lifestyle product applications	85,262	27,046	(58,216)	-68.3%
% of net revenue	41.0%	14.7%

Net revenue	$208,139	$184,557	$(23,582)	-11.3%

     Net revenue was $184.6 million for the year ended June 30, 2006 compared with $208.1 million for the year ended June 30, 2005, a decrease of $23.6 million, or 11.3%. We identify the vertical markets that our products serve as the personal computing market (“PC”) and the digital lifestyle product markets. The decrease in net revenue was primarily attributable to a $58.2 million, or 68.3%, decrease in digital lifestyle product net revenue, which was $27.0 million for the year ended June 30, 2006, compared with $85.3 million for the year ended June 30, 2005. Our digital lifestyle product revenue declined to approximately 14.7% of net revenue for the year ended June 30, 2006 from approximately 41.0% of net revenue for the year ended June 30, 2005, primarily due to a decline in orders from a customer from the HDD portable digital music player market. The decrease in digital lifestyle product net revenue was partially offset by an increase in PC applications net revenue of $34.6 million, or 28.2%, for the year ended June 30, 2006 compared with the year ended June 30, 2005. The increase in PC applications net revenue was attributable to notebook industry growth, coupled with market share gains, additional penetration in PC peripherals, and adoption by notebook OEMs of our capacitive interface multimedia controls. An increase in total unit shipments of approximately 6% was offset by lower average selling prices resulting from changes in product design mix and general competitive pricing pressure. Net revenue from PC dual pointing applications declined to approximately 15% of net revenue for the year ended June 30, 2006 compared with 16% of net revenue for the year ended June 30, 2005. The decrease in net revenue from PC dual pointing applications reflected the continuing shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers relative to high-priced notebook computers for business use and the impact of competitive solutions in the dual pointing segment of the notebook market.
     Gross Margin. Gross margin as a percentage of net revenue was 44.9% for the year ended June 30, 2006 compared with 46.1% for the year ended June 30, 2005. As each product we sell utilizes our capacitive technologies in a design that is unique or specific to a customer’s application, gross margins vary on a product-by-product basis, making our gross margins product design specific and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected an unfavorable product design mix, lower average selling prices resulting from general competitive pricing pressure, and the inclusion of non-cash share-based compensation costs of $682,000, partially offset by lower manufacturing costs resulting from our continuing design and process improvement programs and lower materials, assembly, and test costs. Non-cash share-based compensation costs resulted from our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal 2006 and year-over-year were responsible for a 0.4% decline in our gross margin as a percentage of revenue.
Operating Expenses.
(in thousands)

	2005	2006	$ Change	% Change
Research and development expenses	$24,991	$35,356	$10,365	41.5%
% of net revenue	12.0%	19.1%
Selling, general & administrative expenses	18,423	28,019	9,596	52.1%
% of net revenue	8.9%	15.2%
Other operating expense (income)	(3,800)	—	3,800	-100.0%
% of net revenue	-1.8%	0.0%
Amortization of deferred stock compensation	328	—	(328)	-100.0%
% of net revenue	0.1%	0.0%

Operating expenses	$39,942	$63,375	$23,433	58.7%

% of net revenue	19.2%	34.3%
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 19.1% from 12.0%, while spending on research and development activities increased $10.4 million, or 41.5%, to $35.4 million from $25.0 million for the year ended June 30, 2006 compared with the year ended June 30, 2005. The primary contributor to the increase in research and development expenses was the inclusion of non-cash share-based compensation costs of $4.8 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal 2006. Excluding non-cash share-based compensation costs, research and development expenses increased approximately $5.6 million, or 22.3%, primarily reflecting a $3.1 million increase in project spending, a $1.9 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefit costs, and recruiting costs, and a $1.6 million increase in temporary labor and consulting costs, partially offset by a $1.4 million reduction in incentive pay.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 15.2% from 8.9%, while the cost of selling, general, and administrative activities increased $9.6 million, or 52.1%, to $28.0 million from $18.4 million for the year ended June 30, 2006 compared with the year ended June 30, 2005. The increase in selling, general, and administrative expenses reflected the inclusion of non-cash share-based compensation costs of $7.7 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal 2006. Excluding non-cash share-based compensation costs, selling, general, and administrative expenses increased $1.9 million, or 10.2%, primarily relecting a $2.4 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefit costs, and recruiting costs, a $451,000 increase in outside commission costs, a $381,000 increase in temporary labor and consulting costs, and a $140,000 increase in travel and related costs, partially offset by a $1.5 million reduction in incentive pay.
     Other operating expense (income). The year ended June 30, 2005 included the receipt of a one-time payment of $3.8 million for a cross license agreement settled certain intellectual property disputes with a competitor. The cross license agreement does not provide for any future service obligations or commitments from us and contains the mutual releases of the parties’ respective claims.
     Amortization of Deferred Stock Compensation. Beginning with fiscal 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the year ended June 30, 2006 while $328,000 was recorded for the year ended June 30, 2005.
     Operating Income. We generated operating income of $19.5 million, or 10.6% of net revenue, for the year ended June 30, 2006 compared with $56.1 million, or 26.9% of net revenue, for the year ended June 30, 2005. As discussed in the preceding paragraphs, the decline in operating income was primarily related to the decrease in operating leverage resulting from the 11.3% decline in net revenue, lower gross margin percentage, and higher operating expenses which included a $13.2 million increase in non-cash share-based compensations costs related to our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal 2006.
Interest Income/(Expense).
(in thousands)

	2005	2006	$ Change	% Change
Interest income	$3,370	$7,984	$4,614	136.9%
% of net revenue	1.6%	4.3%
Interest expense	(1,145)	(1,939)	(794)	69.3%
% of net revenue	-0.5%	-1.1%

Net interest income	$2,225	$6,045	$3,820	171.7%

% of net revenue	1.1%	3.2%
     Interest Income. Interest income was $8.0 million for the year ended June 30, 2006 compared with $3.4 million for the year ended June 30, 2005. The $4.6 million increase in interest income resulted from a combination of substantially higher average interest rates and substantially higher average invested cash balances. The increase in cash balances was primarily the result of the net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004 aided by $24.8 million of net cash flows from operations during fiscal 2006.
     Interest Expense. Interest expense was $1.9 million for the year ended June 30, 2006 compared with $1.1 million for the year ended June 30, 2005. The $794,000 increase in interest expense resulted from the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	2005	2006	$ Change	% Change
Provision for income taxes	$20,347	$11,822	$(8,525)	-41.9%
% of income before provision for income taxes	34.9%	46.3%
% of net revenue	9.8%	6.4%

     The provision for income taxes for the year ended June 30, 2006 was approximately $11.8 million compared with $20.3 million for the year ended June 30, 2005, reflecting significantly lower pre-tax profit levels, partially offset by a substantially higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2005 and 2006. The effective tax rate for the year ended June 30, 2006 was approximately 46.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of the release of contingency reserves, tax-exempt interest income, and the benefit of research and development tax credits. The effective tax rate for the year ended June 30, 2005 was approximately 34.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of higher income from lower taxed foreign operations, the release of contingency reserves, the benefit of research and development tax credits, and tax-exempt interest income, partially offset by foreign withholding taxes and permanent taxable differences.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards, we cannot recognize tax benefit currently for share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $2.9 million for the year ended June 30, 2006. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the year ended June 30, 2006 would have been 38.1%. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Fiscal year ended June 30, 2005 compared with fiscal year ended June 30, 2004
Net Revenue.
(in thousands)

	2004	2005	$ Change	% Change
PC applications	$111,512	$122,877	$11,365	10.2%
% of net revenue	83.7%	59.0%
Digital lifestyle product applications	21,764	85,262	63,498	291.8%
% of net revenue	16.3%	41.0%

Net revenue	$133,276	$208,139	$74,863	56.2%

     Net revenue was $208.1 million for the year ended June 30, 2005 compared with $133.3 million for the year ended June 30, 2004, an increase of $74.9 million, or 56%. We identify the vertical markets that our products serve as the personal computing market (“PC”) and the digital lifestyle product markets. The increase in net revenue was primarily attributable to a $63.5 million increase in digital lifestyle product applications net revenue, which was $85.3 million for the year ended June 30, 2005 compared with $21.8 million for the year ended June 30, 2004. Our digital lifestyle product revenue grew to approximately 41% of net revenue for the year ended June 30, 2005 from approximately 16% of net revenue for the year ended June 30, 2004, primarily driven by a combination of market growth and market share growth for HDD portable digital music players. The increase in digital lifestyle product applications net revenue was also primarily responsible for the increase in total net revenue for the year ended June 30, 2005 compared with the year ended June 30, 2004. The remaining $11.4 million increase in net revenue was attributable to an increase in net revenue from PC applications as a result of market growth. The overall increase in net revenue was driven by a 69% increase in total unit shipments, reflecting the significant increase in digital lifestyle product unit shipments partially offset by lower average selling prices resulting from changes in product design mix and general competitive pricing pressure. Net revenue from PC dual pointing applications declined to 16% of net revenue for the year ended June 30, 2005 compared with 27% of net revenue for the year ended June 30,

2004. The decrease in net revenue from PC dual pointing applications reflected the continuing shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers relative to high-priced notebook computers for business use and the impact of competitive solutions in the dual pointing segment of the notebook market.
     Gross Margin. Gross margin as a percentage of net revenue was 46.1% for the year ended June 30, 2005 compared with 42.0% for the year ended June 30, 2004. As each product we sell utilizes our capacitive technologies in a design that is unique or specific to a customer’s application, gross margins vary on a product-by-product basis, making our gross margins product design specific and independent of the vertical markets that our products serve. The improvement in gross margin as a percentage of net revenue primarily reflected the benefit of a favorable product design mix, improved manufacturing yields, and lower manufacturing costs, which were driven by the combination of our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower average selling prices resulting from general competitive pricing pressure.
Operating Expenses.
(in thousands)

	2004	2005	$ Change	% Change
Research and development expenses	$21,419	$24,991	$3,572	16.7%
% of net revenue	16.1%	12.0%
Selling, general & administrative expenses	13,571	18,423	4,852	35.8%
% of net revenue	10.2%	8.9%
Other operating expense (income)	—	(3,800)	(3,800)	*
% of net revenue	0.0%	-1.8%
Amortization of deferred stock compensation	517	328	(189)	-36.6%
% of net revenue	0.4%	0.1%
Restructuring	432	—	(432)	-100.0%
% of net revenue	0.3%	0.0%

Operating expenses	$35,939	$39,942	$4,003	11.1%

% of net revenue	27.0%	19.2%

*	not applicable
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 12.0% from 16.1%, while spending on research and development activities increased $3.6 million, or 16.7%, to $25.0 million from $21.4 million, for the year ended June 30, 2005 compared with the year ended June 30, 2004. The increase in research and development expenses reflected primarily a $3.4 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, higher incentive pay, and other personnel related costs. The increase in research and development expenses also reflected increased expensed equipment costs and higher travel related costs, partially offset by lower outside services costs.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 8.9% from 10.2%, while spending on selling, general, and administrative activities increased approximately $4.9 million, or 35.8%, to $18.4 million from $13.6 million, for the year ended June 30, 2005 compared with the year ended June 30, 2004. The increase in selling, general, and administrative expenses reflected an approximately $2.0 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, and higher incentive pay. Increased corporate governance costs in connection with Sarbanes-Oxley Act compliance, increased legal fees, and higher travel related costs contributed $936,000, $662,000, and $474,000, respectively, to the increase in selling, general, and administrative expenses.
     Other operating expense (income). During the year ended June 30, 2005, we entered into a cross license agreement with a competitor. The cross licenses are worldwide, non-exclusive, non-transferable, and royalty-free. The cross license agreement settles certain intellectual property claims of the parties and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment of $3.8 million, which is included as other operating expense (income).
     Amortization of Deferred Stock Compensation. The year ended June 30, 2005 included amortization expense for deferred stock compensation of $328,000 compared with $517,000 for the year ended June 30, 2004. Upon the adoption of FAS 123R in the first quarter of fiscal 2006, we ceased amortizing deferred stock compensation, as FAS 123R required us to expense stock options based on grant date fair value.
     Restructuring. In June 2003, we completed the acquisition of NSM. In connection with the acquisition of NSM, we identified duplicate operational positions at our San Jose and Taiwan locations, resulting in a $432,000 restructuring charge in the first quarter of fiscal 2004, consisting primarily of severance costs for terminated employees.
     Operating Income. We generated operating income of $56.1 million, or 26.9% of net revenue, for the year ended June 30, 2005 compared with $20.1 million, or 15.0% of net revenue, for the year ended June 30, 2004. As discussed in the preceding paragraphs, the improvement in operating income was primarily related to the increased operating leverage resulting from the 56% increase in net revenue as both research and development and selling, general, and administrative expenses declined as a percentage of net revenue, combined with the $3.8 million intellectual property claim settlement, and the higher gross margin percentage.
Interest Income/(Expense).
(in thousands)

	2004	2005	$ Change	% Change
Interest income	$967	$3,370	$2,403	248.5%
% of net revenue	0.7%	1.6%
Interest expense	(134)	(1,145)	(1,011)	754.5%
% of net revenue	-0.1%	-0.6%

Net interest income	$833	$2,225	$1,392	167.1%

% of net revenue	0.6%	1.1%
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
     Interest Expense. Interest expense was $1.1 million for the year ended June 30, 2005 compared with $134,000 for the year ended June 30, 2004. The $1.0 million increase in interest expense resulted from the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, exclusive of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	2004	2005	$ Change	% Change
Provision for income taxes	$7,934	$20,347	$12,413	156.5%
% of income before provision for income taxes	37.9%	34.9%
% of net revenue	6.0%	9.8%
     The provision for income taxes for the year ended June 30, 2005 was $20.3 million compared with $7.9 million for the year ended June 30, 2004, reflecting the higher pre-tax profit levels. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2005 and 2004. The effective tax rate for the year ended June 30, 2005 was approximately 34.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of higher income from lower taxed foreign operations, the release of contingency reserves, the benefit of research and development tax credits, and tax-exempt interest income, partially offset by foreign withholding taxes and permanent taxable differences. The effective tax rate for the year ended June 30, 2004 was approximately 37.9% and diverged from the combined federal and state statutory rate primarily due to the benefit of research and development tax credits, and tax exempt interest income, partially offset by other permanent taxable differences.
Quarterly Results of Operations
     The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2006. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
	September	December	March	June	September	December	March	June
	2004	2004	2005	2005	2005	2005	2006	2006
	(unaudited)
	(in thousands)
Net revenue	$38,091	$56,543	$56,668	$56,837	$51,725	$48,555	$40,365	$43,912
Cost of revenue(1)	20,899	30,155	30,481	30,555	28,053	26,384	22,257	25,010

Gross margin	17,192	26,388	26,187	26,282	23,672	22,171	18,108	18,902

Operating expenses:
Research and development(1)	6,043	6,248	6,157	6,543	8,289	8,345	9,106	9,616
Selling, general, and administrative(1)	3,766	4,388	4,937	5,332	6,728	6,913	6,952	7,426
Other operating expense (income) (2)	—	—	—	(3,800)	—	—	—	—
Amortization of deferred stock compensation(3)	102	85	71	70	—	—	—	—

Total operating expenses	9,911	10,721	11,165	8,145	15,017	15,258	16,058	17,042

Operating income	7,281	15,667	15,022	18,137	8,655	6,913	2,050	1,860
Interest income	268	397	1,118	1,587	1,551	1,901	2,179	2,353
Interest expense	(26)	(151)	(483)	(485)	(484)	(485)	(485)	(485)

Income before income taxes	7,523	15,913	15,657	19,239	9,722	8,329	3,744	3,728
Provision for income taxes	3,092	6,189	3,983	7,083	4,210	3,526	2,121	1,965

Net income	$4,431	$9,724	$11,674	$12,156	$5,512	$4,803	$1,623	$1,763

Net income per share:
Basic	$0.18	$0.38	$0.44	$0.47	$0.22	$0.20	$0.07	$0.07
Diluted	$0.16	$0.33	$0.38	$0.41	$0.20	$0.18	$0.06	$0.07
Shares used in computing net income per share:
Basic	25,099	25,816	26,315	25,717	24,769	24,299	24,737	25,028

Diluted	27,694	29,372	31,464	30,316	29,036	28,781	29,201	29,263

(1)	Excludes the amortization of deferred stock compensation as follows:

Cost of revenue	$4	$3	$3	$2	$—	$—	$—	$—
Research and development	8	—	—	—	—	—	—	—
Selling, general, and administrative	90	82	68	68	—	—	—	—

Amortization of deferred stock compensation	$102	$85	$71	$70	$—	$—	$—	$—

(2)	During the fourth quarter of fiscal 2005, we entered into a cross license agreement with a competitor, which is non-exclusive, non-transferable, and royalty-free. The cross license agreement settled certain intellectual property claims and contained mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment which is included as other operating expense (income).

(3)	Beginning with fiscal 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization of deferred stock compensation was recorded for the year ended June 30, 2006

Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $245.2 million as of June 30, 2006 compared with $228.9 million as of June 30, 2005. The increase in cash, cash equivalents, and short-term investments was primarily attributable to cash generated from operating activities of $24.8 million and proceeds from stock option exercises of $8.5 million, partially offset by $18.8 million of cash used for the repurchase of approximately 1.2 million shares of our common stock.
     Cash Flows from Operating Activities. During the year ended June 30, 2006, the net cash provided by operating activities of $24.8 million was primarily attributable to net income of $13.7 million, plus tax benefit from stock options of $6.2 million and adjustments for non-cash charges, including share-based compensation costs of $13.2 million and depreciation, deferred taxes, and amortization of debt issuance costs totaling $4.0 million, partially offset by a net increase in operating assets and liabilities of $7.1 million and excess tax benefit from share-based compensation of $5.2 million. The net increase in operating assets and liabilities related primarily to a reduction of income taxes payable of $6.8 million. During the year ended June 30, 2005, the net cash provided by operating activities of $42.5 million was primarily attributable to net income of $38.0 million, plus tax benefit from stock options of $10.0 million, and adjustments for non-cash charges for depreciation, amortization of deferred stock compensation, amortization of debt issuance costs, and deferred taxes totaling $3.7 million, partially offset by a net increase in operating assets and liabilities of $9.1 million. During the year ended June 30, 2004, net cash generated from operating activities was $14.8 million, primarily reflecting our net income of $13.0 million, plus tax benefit from stock options of $4.2 million, and adjustments for non-cash charges for depreciation, amortization of deferred stock compensation, and deferred taxes totaling $1.0 million, partially offset by a net increase in operating assets and liabilities of $3.4 million.
     Cash Flows from Investing Activities. Our investing activities principally relate to purchases, sales, and maturities of government-backed securities, investment-grade fixed income instruments, and auction rate securities and used net cash for the years ended June 30, 2004, 2005, and 2006 of $2.1 million, $137.7 million, and $53.2 million, respectively. Net cash used in investing activities during fiscal 2006 consisted of purchases of $250.9 million for short-term investments and $3.1 million for purchases of capital assets, partially offset by proceeds from sales and maturities of $200.8 million for short-term investments. Net cash used in investing activities during fiscal 2005 consisted of purchases of $221.4 million for short-term investments, $13.8 million for purchases of capital assets, and a $4.0 million investment in Foveon, Inc., partially offset by proceeds from sales and maturities of $101.5 million for short-term investments. Our purchases of capital assets included our 70,000 square-foot building located in Santa Clara, California. We used approximately $11.7 million of cash for the purchase and reconfiguration of the building and moved our San Jose operations into the new facility in July 2005. Net cash used in investing activities during fiscal 2004 consisted of purchases of $21.2 million for short-term investments and $908,000 for purchases of capital assets, largely offset by proceeds from sales and maturities of $19.7 million for short-term investments and the settlement of $240,000 of restricted cash.
     Cash Flows from Financing Activities. Net cash provided by (used in) financing activities for the years ended June 30, 2004, 2005, and 2006 was $5.2 million, $107.9 million, and $(5.1) million, respectively. Our financing activities for the year ended June 30, 2006 primarily related to $18.8 million for the purchase of our common stock on the open market, partially offset by $8.5 million of proceeds from common stock issued under share-based compensation plans and $5.2 million from excess tax benefit from share-based compensation. Our financing activities for the year ended June 30, 2005 related primarily to proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $8.4 million of proceeds from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $21.2 million for the purchase of our common stock on the open market and $4.3 million of debt issuance costs. Our financing activities for the year ended June 30, 2004 were primarily related to proceeds from common stock issued under our stock option plans and employee stock purchase plan, and repayment of notes receivable from stockholders, less payments made on capital lease and equipment financing obligations.
     Common Stock Repurchase Program. In October 2005, our board of directors authorized an additional $40 million for our stock repurchase program, raising the aggregate authorization level to $80 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. Purchases under this program totaled 2,306,100 shares through June 30, 2006 for an aggregate cost of $40.0 million, or an average cost of $17.34 per share. The authorization for the remaining $40.0 million available under the stock repurchase program will expire in October 2007. Subsequent to June 30, 2006, we repurchased 215,000 shares for $4.6 million, or an average cost of $21.45 per share.
     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 26, 2006, has an interest rate equal to Silicon Valley Bank’s prime lending rate and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of June 30, 2006.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of June 30, 2006, none of the conditions for conversion or redemption of the Notes had occurred.
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
     Note Payable to a Related Party. The long-term note payable of $1.5 million to National Semiconductor Corporation (National) due August 2007 represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., or Foveon, in which National is also an investor. We do not anticipate making any payments under the limited-recourse loan with National, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of our $1.5 million long-term note payable plus the associated accrued interest.

     $100 Million Shelf Registration. We have registered an aggregate of $100 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance under Rule 145 of the Securities Act unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
     $125 Million Shelf Registration. We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 and the common stock issuable upon conversion of the notes. The shares issued upon conversion generally will be freely tradeable after their issuance unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2006 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible Senior Subordinated Notes	$125	$—	$—	$—	$125
Note payable	2	—	2	—	—
Building leases	2	1	1	—	—

Total	$129	$1	$3	$—	$125

     Our Convertible Senior Subordinated Notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the three-to-five year period would increase by $125 million with a corresponding decrease in amounts due in more than five years.
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
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154, which replaces APB Opinion No. 20, “Accounting Changes,” (“APB

20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, while SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning the first quarter of our fiscal 2007. The adoption of SFAS 154 will not have a material impact on our financial position, results of operations, or cash flows.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, ” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation and liquidity and consists primarily of government-backed securities and investment-grade instruments, we would not expect the fair value of our investments to be significantly affected by changes in market interest rates; however, our interest income will fluctuate with changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2006 (in thousands, except for average interest rates):

Fiscal Year Ended June 30,	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Cash equivalents – variable rate
Money Market	$31,273	$—	$—	$—	$—	$—	$31,273	$31,273
Average interest rate	4.2%	—	—	—	—	—	4.2%
Cash equivalents – fixed rate
Commercial Paper	$3,992	$—	$—	$—	$—	$—	$3,992	$3,991
Average interest rate	5.1%	—	—	—	—	—	5.1%
Total cash equivalents	$35,265	$—	$—	$—	$—	$—	$35,265	$35,264
Average interest rate	4.3%	—	—	—	—	—	4.3%
Short-term investments – variable rate
Auction rate preferred	$35,000	$—	$—	$—	$—	$—	$35,000	$35,000
Average interest rate	5.0%	—	—	—	—	—	5.0%
Asset backed securities	$21,700	$—	$—	$—	$—	$—	$21,700	$21,700
Average interest rate	5.2%	—	—	—	—	—	5.2%
Municipal securities	$78,855	$—	$—	$—	$—	$—	$78,855	$78,855
Average interest rate	3.9%	—	—	—	—	—	3.9%
Short-term investments – fixed rate
U.S. agencies	$6,000	$10,000	$—	$—	$—	$—	$16,000	$15,811
Average interest rate	4.0	4.8%	—	—	—	—	4.5%
Municipal securities	$35,763	$19,597	$—	$—	$—	$—	$55,360	$55,086
Average interest rate	2.8%	3.3%	—	—	—	—	3.0%
Total short-term investments	$177,318	$29,597	$—	$—	$—	$—	$206,915	$206,452
Average interest rate	4.1%	3.8%	—	—	—	—	4.0%

Liabilities
Convertible Senior Subordinated Notes Fixed rate amounts	$—	$—	$—	$—	$—	$125,000	$125,000	$102,656
Average interest rate	—	—	—	—	—	0.75%	0.75%
Note payable to related party Fixed rate amounts	$—	$1,500	$—	$—	$—	$—	$1,500	$1,500
Average interest rate	—	6.0%	—	—	—	—	6.0%
     Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. Accordingly, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system. The fair value of the notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates, and fluctuations in general economic conditions. The principal and carrying amount of the notes at June 30, 2006 was $125 million and the fair value of the notes was approximately $102.7 million based on trading prices.
     Our notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the preceding schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then maturities in the 2010 column would increase by $125 million and maturities in the thereafter column would decrease by a corresponding amount.
     There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2006.
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
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2006, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.

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
ITEM 9B. OTHER INFORMATION
     During the fourth quarter we entered into an Indemnification Agreement with Tom Tiernan when he was hired as our Senior Vice President and General Manager. There were no other items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers.”
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.
     We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-1 of this report.
(b)	Exhibits

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (6)

4	Form of Common Stock Certificate (2)

4.1	Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (6)

4.2	Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (6)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan *

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (7)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini, as of April 23, 2002 with W. Ronald Van Dell, as of June 26, 2004 with Clark F. Foy as of September 29, 2005 with Jeffrey D. Buchanan, and as of March 28, 2006 with Thomas J. Tiernan (1)

10.18	Severance Policy for Principal Executive Officers (5)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (5)

10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003 (5)

10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (6)

Exhibit
Number	Exhibit
10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (8) **

10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (10)

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2003.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on January 23, 2006.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date September 6, 2006	By:	/s/ Francis F. Lee

Francis F. Lee
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis F. Lee	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 6, 2006
Francis F. Lee

/s/ Russell J. Knittel	Senior Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 6, 2006
Russell J. Knittel

/s/ Federico Faggin	Chairman of the Board	September 6, 2006
Federico Faggin

/s/ Jeffrey D. Buchanan	Director	September 6, 2006
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	September 6, 2006
Keith B. Geeslin

/s/ Richard L. Sanquini	Director	September 6, 2006
Richard L. Sanquini

/s/ W. Ronald Van Dell	Director	September 6, 2006
W. Ronald Van Dell

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 30, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 30, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 9 to the consolidated financial statements, the Company adopted SFAS No. 123(R), "Share-Based Payment," applying the modified prospective method at the beginning of fiscal year 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
September 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Synaptics Incorporated (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Synaptics Incorporated maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synaptics Incorporated and subsidiaries as of June 30, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 6, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
September 6, 2006

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	June 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$72,232	$38,724
Short-term investments	156,689	206,452
Accounts receivable, net of allowances of $165 and $189 at June 30, 2005 and 2006, respectively	33,790	34,034
Inventories	7,731	10,010
Prepaid expenses and other current assets	3,046	3,407

Total current assets	273,488	292,627
Property and equipment, net	14,615	16,038
Goodwill	1,927	1,927
Other assets	21,175	20,829

	$311,205	$331,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,390	$16,542
Accrued compensation	5,638	4,842
Income taxes payable	14,867	8,078
Other accrued liabilities	5,353	5,377

Total current liabilities	38,248	34,839

Note payable to a related party	1,500	1,500
Other liabilities	1,797	3,040
Convertible senior subordinated notes	125,000	125,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock;
$0.001 par value; 60,000,000 shares authorized; 26,419,447 and 27,462,125 shares issued at June 30, 2005 and 2006, respectively	26	27
Additional paid-in capital	106,686	134,217
Less: 1,139,000 and 2,306,100 common treasury shares at June 30, 2005 and 2006, respectively, at cost	(21,180)	(39,999)
Deferred stock compensation	(303)	—
Accumulated other comprehensive loss	(129)	(464)
Retained earnings	59,560	73,261

Total stockholders’ equity	144,660	167,042

	$311,205	$331,421

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended June 30,
	2004	2005	2006
Net revenue	$133,276	$208,139	$184,557
Cost of revenue(1)(2)	77,244	112,090	101,704

Gross margin	56,032	96,049	82,853

Operating expenses:
Research and development(1)(2)	21,419	24,991	35,356
Selling, general, and administrative(1)(2)	13,571	18,423	28,019
Other operating expense (income)	—	(3,800)	—
Amortization of deferred stock compensation	517	328	—
Restructuring	432	—	—

Total operating expenses	35,939	39,942	63,375

Operating income	20,093	56,107	19,478
Interest income	967	3,370	7,984
Interest expense	(134)	(1,145)	(1,939)

Income before provision for income taxes	20,926	58,332	25,523
Provision for income taxes	7,934	20,347	11,822

Net income	$12,992	$37,985	$13,701

Net income per share:
Basic	$0.53	$1.48	$0.55

Diluted	$0.48	$1.30	$0.51

Shares used in computing net income per share:
Basic	24,418	25,736	24,708

Diluted	27,108	29,761	29,075

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$—	$—	$682
Research and development	$—	$—	$4,799
Selling, general, and administrative	$—	$—	$7,719

(2)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$20	$12	$—
Research and development	$91	$8	$—
Selling, general, and administrative	$406	$308	$—
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share amounts)

						Notes	Accumulated
			Additional		Deferred	Receivable	Other		Total
	Common Stock		Paid-in	Treasury	Stock	From	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Stockholders	Income/(Loss)	Earnings	Equity
Balance at June 30, 2003	23,835,877	$24	$78,761	$—	$(1,184)	$(20)	$100	$8,583	$86,264
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	12,992	12,992
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—	(260)	—	(260)

Total comprehensive income									12,732

Issuance of common stock from option exercises and stock purchase plan	1,151,521	1	5,369	—	—	—	—	—	5,370
Amortization of deferred stock compensation, net of reversals	—	—	(33)	—	550	—	—	—	517
Tax benefit associated with stock options	—	—	4,237	—	—	—	—	—	4,237
Repayment of notes receivable from stockholders	—	—	—	—	—	20	—	—	20

Balance at June 30, 2004	24,987,398	25	88,334	—	(634)	—	(160)	21,575	109,140
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	37,985	37,985
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	31	—	31

Total comprehensive income									38,016

Issuance of common stock from option exercises and stock purchase plan	1,432,049	1	8,404	—	—	—	—	—	8,405
Purchase of treasury stock	—	—	—	(21,180)	—	—	—	—	(21,180)
Amortization of deferred stock compensation, net of reversals	—	—	(3)		331	—	—	—	328
Tax benefit associated with stock options	—	—	9,951	—	—	—	—	—	9,951

Balance at June 30, 2005	26,419,447	26	106,686	(21,180)	(303)	—	(129)	59,560	144,660
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	13,701	13,701
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—	(335)	—	(335)

Total comprehensive income									13,366

Issuance of common stock from option exercises and stock purchase plan	1,042,678	1	8,476	—	—	—	—	—	8,477
Purchase of treasury stock	—	—	—	(18,819)	—	—	—	—	(18,819)
Amortization of deferred stock compensation, net of reversals	—	—	(303)		303	—	—	—	—
Tax benefit associated with stock options	—	—	6,158	—	—	—	—	—	6,158
Share-based compensation	—	—	13,200	—	—	—	—	—	13,200

Balance at June 30, 2006	27,462,125	$27	$134,217	$(39,999)	$—	$—	$(464)	$73,261	$167,042

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2004	2005	2006
Cash flows from operating activities
Net income	$12,992	$37,985	$13,701
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	—	—	13,200
Depreciation and amortization of property and equipment	1,013	1,061	1,649
Amortization of deferred stock compensation	517	328	—
Amortization of debt issuance costs	—	487	860
Tax benefit realized from stock options	4,237	9,951	6,158
Excess tax benefit from share-based compensation	—	—	(5,223)
Deferred taxes	(519)	1,831	1,504
Changes in operating assets and liabilities:
Accounts receivable	(8,694)	(11,915)	(244)
Inventories	(97)	(1,206)	(2,279)
Prepaid expenses and other current assets	(61)	(293)	(507)
Other assets	(147)	(12,838)	(794)
Accounts payable	2,327	3,170	4,152
Accrued compensation	1,786	1,044	(796)
Income taxes payable	2,357	10,849	(6,789)
Other accrued liabilities	(1,025)	2,055	24
Other liabilities	96	36	165

Net cash provided by operating activities	14,782	42,545	24,781

Cash flows from investing activities
Purchases of short-term investments	(21,199)	(221,387)	(250,936)
Proceeds from sales and maturities of short-term investments	19,718	101,539	200,838
Purchases of property and equipment	(908)	(13,847)	(3,072)
Investment in Foveon, Inc.	—	(4,000)	—
Decrease in restricted cash	240	—	—

Net cash used in investing activities	(2,149)	(137,695)	(53,170)

Cash flows from financing activities
Proceeds from issuance of convertible senior subordinated notes	—	125,000	—
Debt issuance costs	—	(4,304)	—
Purchase of treasury stock	—	(21,180)	(18,819)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	5,370	8,405	8,477
Excess tax benefit from share-based compensation	—	—	5,223
Payments on capital leases and equipment financing obligations	(231)	(28)	—
Repayment of notes receivable from stockholders	20	—	—

Net cash provided by (used in) financing activities	5,159	107,893	(5,119)

Increase (decrease) in cash and cash equivalents	17,792	12,743	(33,508)
Cash and cash equivalents at beginning of year	41,697	59,489	72,232

Cash and cash equivalents at end of year	$59,489	$72,232	$38,724

Supplemental disclosures of cash flow information
Cash paid for interest	$7	$456	$938

Cash paid for taxes	$1,854	$10,595	$11,494

See notes to consolidated financial statements

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Founded in March 1986, we began shipping our TouchPad product in 1995, which incorporates our core capacitive technology. Today, our core capacitive technology is incorporated into all of the products we sell, which are designed into products offered by most of the major notebook computer and hard-disk drive music player original equipment manufactures (OEMs) throughout the world.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30, 2004, 2005, and 2006 and each of those years consisted of 52 weeks.
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
Cash Equivalents and Short-term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. Realized gains and losses on the sale of marketable securities are determined using the specific identification method.

     The following is a summary of investments in marketable securities and cash equivalents (in thousands):

	June 30, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$67,471	$—	$—	$67,471
Auction rate preferred	47,325	—	—	47,325
U.S. agencies	8,000	—	—	8,000
Asset backed securities	5,400	—	—	5,400
Municipal securities	96,093	—	129	95,964

Total available-for-sale securities	$224,289	$—	$129	$224,160

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$31,273	$—	$—	$31,273
Commercial paper	3,992	—	1	3,991
Auction rate preferred	35,000	—	—	35,000
U.S. agencies	16,000	—	189	15,811
Asset backed securities	21,700	—	—	21,700
Municipal securities	134,215	—	274	133,941

Total available-for-sale securities	$242,180	$—	$464	$241,716

     The following is a summary of weighted average interest rates, amortized costs, and estimated fair values of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2005			June 30, 2006
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value
Less than one year	2.6%	$199,515	$199,424	4.1%	$212,583	$212,363
Due in 1 - 2 years	3.0%	24,774	24,736	3.8%	29,597	29,353

Total		$224,289	$224,160		$242,180	$241,716

Fair Values of Financial Instruments
     The fair values of our cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the short-term nature of those instruments. The fair value of the note payable to related party also approximates its carrying value as the associated interest rate of 6% approximates the interest rate we would expect to be charged on a loan under similar circumstances with similar terms. The fair value of our convertible senior subordinated notes is based on trading values as of the end of our fiscal year.

Concentration of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. We sell our products primarily to contract manufacturers that provide manufacturing services to OEMs. Credit is extended based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2005 and 2006, the following customers accounted for more than 10% of our accounts receivable balance:

	2005	2006
Customer A	4%	18%
Customer B	2%	11%
Customer C	*	11%
Customer D	12%	9%
Customer E	41%	7%

*	Less than 1%
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
Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value), and at June 30, 2005 and 2006 consisted of the following (in thousands):

	2005	2006
Raw materials	$7,618	$9,743
Finished goods	113	267

	$7,731	$10,010

     Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. Write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value are charged to cost of revenue.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful life of three years to our computer equipment and software; estimated useful lives ranging from one to five years to our manufacturing equipment; an estimated useful life of three years to our furniture and fixtures; and an estimated useful life of 35 years to our building. Depreciation expense includes the amortization of assets recorded under capital leases. We amortize leasehold improvements and assets recorded under capital leases over the shorter of the lease term or the useful life of the asset. During the years ended June 30, 2004 and 2005, we retired fully depreciated equipment and furniture at an original cost of $506,000 and $170,000, respectively.
Foreign Currency Translation
     The U.S. dollar is our functional and reporting currency. We translate our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Non-monetary balance sheet accounts are measured and recorded at the historical rate in effect at the date of translation. We translate revenue and expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation gains (losses) included in operating results for the years ended June 30, 2004, 2005, and 2006 totaled ($42,000), $77,000, and $37,000, respectively. To date, we have not undertaken hedging transactions related to foreign currency exposure.
Goodwill and Other Intangible Assets
     We do not amortize goodwill and other intangible assets with indefinite lives. Instead, we review the carrying value of goodwill and other intangible assets with indefinite lives at least annually for impairment as of the fiscal year end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of goodwill or other intangible assets.
Impairment of Long-Lived Assets
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
Investment in Foveon, Inc.
     We have an investment in convertible preferred stock in a privately held development-stage company. As our initial voting interest exceeded 20%, we accounted for the investment under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and the Emerging Issues Task Force (EITF) topic D-68 and Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and

Investments in Other Securities of the Investee” and Issue No. 99-10 “Percentage Used to Determine the Amount of Equity Method Losses.” We considered our ownership of preferred stock and advances made to the affiliated company in determining the amount of equity losses to be recognized (see Note 2). We reduced the balance of our investment in this company to zero in fiscal 2000, pursuant to equity method accounting.
     During fiscal 2005, our investee issued additional preferred stock and we made an incremental investment in the amount of $4.0 million. As a result of the preferred stock issuance, our voting interest in the investee was reduced to approximately 15%. In addition, two of our board members also serve on the board of the investee. Our incremental investment will be accounted for under the cost method in accordance with APB 18 and EITF Issues No. 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” and No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” because the investment is not “in-substance common stock” and will be reviewed at least annually for impairment as of the fiscal year end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of our investment in our investee.
Segment Information
     We have adopted SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for electronic devices and products.
Share-Based Compensation Costs
     We adopted SFAS 123R, “Share-Based Payment” on a modified prospective basis beginning with fiscal 2006 and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
     Changes in our warranty liability (included in other accrued liabilities) for the years ended June 30, 2005 and 2006 were as follows (in thousands):

	2005	2006
Beginning accrued warranty	$704	$369
Provision for product warranties	505	897
Cost of warranty claims and settlements	(840)	(909)

Ending accrued warranty	$369	$357

Advertising Expense
     We expense all advertising costs as incurred. Advertising costs were not material to any of the periods presented.
Comprehensive Income
     Our comprehensive income includes net income and net unrealized gains and losses on available-for-sale investments, net of tax.
Income Taxes
     We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
Research and Development
     We expense costs to develop our products, which include the costs incurred to design interface solutions for customers prior to the customers incorporating those solutions into their products, as incurred in accordance with SFAS 2 “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.
     We account for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs once technological feasibility for the software component is established, and research and development activities for the hardware component are completed. Under our development process, the time period between the establishment of technological feasibility and the release of the product is short and capitalization of internal development costs has not been material to date.
Net Income Per Share
     We present basic and diluted net income per share amounts in conformity with the SFAS 128, “Earnings Per Share,” (SFAS 128) for all periods presented. In accordance with SFAS 128, basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with our share-based compensation plans under the treasury stock method, and (2) using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, when dilutive.
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

The adoption of SFAS 154 will not have a material impact on our financial position, results of operations, or cash flows.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.
2. Ownership Interest in Foveon, Inc. and Note Payable to Related Party
     During fiscal 1998, we entered into agreements with National Semiconductor Corporation (National), then a related party, with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc.), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase additional preferred shares of Foveon, which increased our ownership interest in Foveon to 43%. The note matures in August 2007 and bears interest at 6.0% per annum. If the note and related accrued interest are not repaid, National’s sole remedy under the loan is to require us to return to National a portion of Foveon shares purchased with the proceeds of the loan and held by us.
     During fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of the investment. No equity losses were recorded during fiscal 1999, as we did not have any carrying value associated with the investment.
     During fiscal 2000, we advanced to Foveon a total of $2.7 million in return for convertible promissory notes. The notes were convertible into shares of Foveon preferred stock in accordance with the defined terms, had a term of 10 years, and bore interest at rates ranging from 6.5% to 6.85%, payable at maturity. During fiscal 2000, we recorded our share of losses incurred by Foveon on the basis of our proportionate share of funding provided to Foveon by us and National and recorded additional equity losses limited to the then maximum carrying value of our total investment, which was $2.7 million, including the ownership of convertible debt securities issued by Foveon. Accordingly, the carrying value of our investment in Foveon was reduced to zero during fiscal 2000 as our share of losses incurred by Foveon exceeded the carrying value of the investment.
     In August 2000, the convertible promissory notes we held and related accrued interest were automatically converted into 443,965 shares of Foveon preferred stock in connection with an equity financing completed by Foveon.
     In connection with the issuance of the convertible promissory notes, we also received warrants to purchase 106,718 shares of Foveon Series B preferred stock and warrants to purchase 22,918 shares of Foveon Series C preferred stock at exercise prices of $5.88 and $6.76 per share, respectively. These warrants expired unexercised during fiscal 2005.
     During fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred for a cash investment of $4.0 million. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to liquidation preference up to two times the original issue price over the non-Series E preferred and common shares. As of June 30, 2006, our voting interest in Foveon was approximately 15% and two of our board members also serve on the board of Foveon. We are not obligated to provide additional funding to Foveon.

     The Series E preferred investment in Foveon is accounted for under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock” and will be reviewed at least annually for impairment as of the fiscal year end balance sheet date. Based on our latest review, we determined there was no impairment of the carrying value of our investment in Foveon. As of June 30, 2006, the carrying value of our investment in Foveon was $4.0 million and is included in other assets in the accompanying consolidated balance sheets.
3. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2004	2005	2006
Numerator:
Basic net income	$12,992	$37,985	$13,701
Interest expense and amortization of debt issuance costs on convertible notes, net of tax	—	602	1,064

Diluted net income	$12,992	$38,587	$14,765

Denominator:
Shares, basic	24,418	25,736	24,708
Effect of dilutive stock options	2,690	2,666	1,893
Effect of convertible notes	—	1,359	2,474

Shares, diluted	27,108	29,761	29,075

Net income per share:
Basic	$0.53	$1.48	$0.55

Diluted	$0.48	$1.30	$0.51

     Diluted net income per share does not include the effect of the following share-based awards (in thousands):

	2004	2005	2006
Share-based awards	226	259	2,136
     These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

4. Property and Equipment
     As of June 30, 2005 and 2006, property and equipment consisted of the following (in thousands):

	Life	2005	2006
Land		$2,500	$2,500
Building and improvements	35 years	6,003	10,144
Equipment and tooling	1 year to 5 years	7,426	9,063
Furniture	3 years	503	986
Construction in progress		3,189	—

		19,621	22,693
Accumulated depreciation and amortization		(5,006)	(6,655)

Property and equipment, net		$14,615	$16,038

5. Other Assets
     As of June 30, 2005 and 2006, other assets consisted of the following (in thousands):

	Note	2005	2006
Non-current deferred tax	11	$280	$—
Investment in Foveon, Inc	2	4,000	4,000
Non-current prepaid tax	11	12,579	13,142
Debt issuance costs, net	7	3,817	2,957
Deposits and other long-term assets		499	730

Other Assets		$21,175	$20,829

6. Leases and Other Commitments and Contingencies
Leases
     Prior to relocating in July 2005 to our current principal domestic facility, which we purchased in January 2005, we leased our previous domestic facility under an operating lease that expired on May 31, 2005 and converted to a month-to-month rental arrangement through July 2005. We lease our UK facility under an operating lease that expires in fiscal 2010; our Hong Kong facility under an operating lease that expires in fiscal 2008; and our other facilities under operating leases that expire in fiscal 2007. Total rent expense, recognized on a straight-line basis, was approximately $1.1 million, $1.2 million, and $786,000 for the years ended June 30, 2004, 2005, and 2006, respectively.
     The aggregate future minimum rental commitments as of June 30, 2006 for noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Operating
Lease
Fiscal Year	Payments
2007	$534
2008	496
2009	226
2010	188

Total minimum operating lease payments	$1,444

Contingencies
     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.
Intellectual Property Settlement
     During fiscal 2005, we entered into a cross license agreement with a competitor. The cross licenses are worldwide, non-exclusive, non-transferable, and royalty-free. The cross license agreement settled certain intellectual property claims of the parties and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment of $3.8 million included as other operating expense (income) in the accompanying consolidated statement of income for the year ended June 30, 2005.
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
Line of Credit
     In August 2001, we entered into a $4.2 million revolving line of credit with a bank, subsequently increased to $15.0 million on November 30, 2004. The revolving line of credit expires on November 26, 2006, unless extended, and carries an interest rate equal to the bank’s prime lending rate, which was 8.0% at June 30, 2006. Borrowings under this line of credit are subject to certain financial and non-financial covenants and are limited to 75% of qualifying accounts receivable as defined in the agreement with the bank. This line of credit agreement places restrictions on the payment of any dividends. As of June 30, 2005 and 2006, we had not borrowed any amounts under this facility.
Legal Proceedings
     In March 2006, Elantech Devices Corporation (“Elantech”) filed a Complaint for Patent Infringement against us claiming that we infringed one of their patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech claiming that they have infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims, which was granted in July 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims. We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with their claims, but have expensed as incurred all legal fees associated with the legal proceedings.
7. Convertible Senior Subordinated Notes
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
     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with EITF 04-08. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or a total of 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of June 30, 2006, none of the conditions for conversion of the Notes had occurred.
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
     We recorded interest expense of $1.8 million on the Notes during fiscal 2006, which included $860,000 of amortization of debt issuance costs. The fair value of the Notes as of June 30, 2006 was approximately $103 million based on trading values.
8. Stockholders’ Equity
     We have a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the Plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors as the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.
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
     Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of June 30, 2006, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.
Deferred Compensation
     Through fiscal 2003, we recorded total deferred stock compensation of $2.8 million, representing the aggregate difference between the exercise prices of options granted to employees and the deemed fair values for common stock subject to the options as of the respective measurement dates. Through fiscal 2005, these amounts were being amortized by charges to operations, on a straight-line basis over the vesting periods of the individual stock options. During the years ended June 30, 2004 and 2005, we recorded $517,000 and $328,000, respectively, of amortization expense related to deferred stock compensation. Also, we recorded reversals of $33,000 and $3,000 of deferred stock compensation and amortization expense for terminated employees during the years ended June 30, 2004 and 2005, respectively. Upon our adoption of SFAS 123R in fiscal 2006, we ceased amortizing deferred stock compensation, reversed the remaining unamortized deferred stock compensation balance of $303,000 to additional paid-in capital, and now expense the grant date fair value of share-based awards.
Shares Reserved for Future Issuance
     As of June 30, 2006, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	5,808,011
Deferred stock units outstanding	38,280
Total awards available for grant under all share-based award plans	3,292,246
Convertible senior subordinated notes	2,473,975

Reserved for future issuance	11,612,512

     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Convertible Senior Subordinated Notes (Notes), we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, for a total of 3,463,562 shares of common stock or an additional 989,587 shares rather than the 2,473,975 reflected in the preceding table.
Treasury Stock
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock, increasing the total cash available under the stock repurchase program from $40 million to $80 million. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through

June 30, 2006 purchases under this program totaled 2,306,100 shares for an aggregate cost of $40 million or an average cost of $17.34 per share.
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
     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant during the year ended June 30, 2006, are as follows:

	Total Awards				2001
	Available	1996	2000	2001	Employee
	Under All	Stock	Nonstatutory	Incentive	Stock
	Share-Based	Option	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 30, 2005	3,271,529	224,881	35,667	2,304,590	706,391
Additional shares authorized	1,483,420	—	—	1,483,420	—
Stock options granted	(1,585,184)	—	—	(1,585,184)	—
Deferred stock units granted	(38,680)	—	—	(38,680)	—
Purchases under employee stock purchase plan	(93,020)	—	—	—	(93,020)
Forfeited	254,181	1,584	1,917	250,680	—

Balance at June 30, 2006	3,292,246	226,465	37,584	2,414,826	613,371

     At the beginning of fiscal 2006, we adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment,” to our existing share-based compensation plans in accordance with the modified prospective transition method. Previously, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee share-based compensation, as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and we did not recognize compensation expense for stock option grants to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Accordingly, no share-based compensation costs based on grant date fair value are included in our consolidated statements of income for any period presented in the accompanying condensed consolidated financial statements prior to fiscal 2006.
     Share-based compensation and the related tax benefit recognized in our consolidated statement of income for the year ended June 30, 2006 are (in thousands):

Amount
Cost of revenue	$682
Research and development	4,799
Selling, general, and administrative	7,719

Total	$13,200

Income tax benefit on share-based compensation	$2,940

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit currently for share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. For the fiscal ended June 30, 2006, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $6.6 million, of which $210,000 of the tax benefit was recognized as a reduction of the provision for income taxes, $233,000 reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining tax benefit was recorded directly to additional paid-in capital.
     Our pre-tax income, net income, and basic and diluted net income per share for the year ended June 30, 2006 were reduced by $13.1 million, $10.2 million, and $0.42 and $0.34 per share, respectively, under SFAS 123R more than they would have been had we continued to account for our share-based awards in accordance with APB 25.
     Application of SFAS 123R had no impact on our cash position, but did result in a change in presentation on our consolidated statements of cash flows by classifying excess tax benefit on share-based awards from cash flows from operating activities to cash flows from financing activities. To determine excess tax benefit, we use the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $5.2 million for the year ended June 30, 2006.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 2,306,100 treasury shares are also available for issuance as of the end of fiscal 2006. As of June 30, 2006, we have $40 million remaining under our stock repurchase program, which expires in October 2007. Any incremental shares repurchased under the stock repurchase program would be available for issuance.
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
     The following table summarizes DSU activity including DSUs granted, delivered, and forfeited during fiscal 2006 and the balance and aggregate intrinsic value of DSUs as of June 30, 2006:

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(thousands)	Fair Value
Balance at June 30, 2005	—
Granted	38,680		$29.69
Delivered	—
Forfeited	(400)		$30.71

Balance at June 30, 2006	38,280	$834	$29.68

     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan are approximately $891,000 as of June 30, 2006, to be recognized over a weighted average period of approximately four years.
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

          The following table summarizes stock option activity and weighted average exercise prices for stock options granted, exercised, and forfeited during fiscal 2006 and the balance of outstanding and exercisable stock options as of June 30, 2006:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance at June 30, 2005	5,426,266	$10.94
Granted	1,585,184	22.88
Exercised	(949,658)	7.19
Forfeited	(253,781)	17.04

Balance at June 30, 2006	5,808,011	14.55

Exercisable at June 30, 2006	3,130,138	8.92

          As of June 30, 2006, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, the intrinsic value and for options outstanding the weighted average remaining contractual life are as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term	Price	(thousands)	Exercisable	Price	(thousands)
$1.00 - $3.00	1,008,977	3.50	$2.37	$19,594	1,008,977	$2.37	$19,594
$3.50 - $7.37	734,346	6.17	6.34	11,346	633,647	6.24	9,853
$8.19 - $9.96	882,598	6.11	9.25	11,068	744,759	9.13	9,429
$10.91 - $16.40	509,684	7.52	15.05	3,435	263,527	14.93	1,808
$18.26 - $18.70	559,033	8.05	18.26	1,973	259,120	18.27	912
$19.56 - $20.33	267,959	9.16	19.81	531	24,213	20.33	35
$21.50	822,500	9.09	21.50	239	16,029	21.50	5
$21.88 - 25.78	363,520	9.43	22.90	—	34,346	24.93	—
$30.26	406,582	8.57	30.26	—	145,520	30.26	—
$30.71	252,812	9.56	30.71	—	—	—	—

	5,808,011	7.07	14.55	$48,186	3,130,138	8.92	$41,636

          At June 30, 2006, we estimate fully vested options and options expected to vest to be 5,583,202 with an aggregate intrinsic value of $47.9 million having a weighted average exercise price and a weighted average remaining contractual term of $14.23 per share and seven years, respectively.
          The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the years ended June 30, 2004, 2005, and 2006 (in thousands):

	Years ended June 30,
	2004	2005	2006
Cash received	$4,271	$7,014	$6,832
Aggregate intrinsic value	$12,383	$29,086	$17,707

          The fair value of each award granted from our Plans during the year ended June 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

Expected volatility	71.4% - 73.9%
Expected life in years	5.0
Risk-free interest rate	4.1% - 4.9%
Fair value per award	$12.38-$19.14
          The expected volatility is based on historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
          Unrecognized share-based compensation costs for stock options granted under the Plans are approximately $29.1 million as of June 30, 2006, to be recognized over a weighted average period of approximately three years.
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
          The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the years ended June 30, 2004, 2005, and 2006 (in thousands, except for shares purchased and weighted average purchase price):

	Years ended June 30,
	2004	2005	2006
Shares purchased	165,833	198,251	93,020
Weighted average purchase price	$6.63	$7.02	$17.69
Cash received	$1,099	$1,391	$1,645
Aggregate intrinsic value	$1,253	$3,636	$488
          Under the terms of our ESPP, the offering period that commenced on January 1, 2005 was terminated on June 30, 2005 and a new offering period commenced on July 1, 2005. In accordance with Technical Bulletin No. FTB 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. This modification affected 169 employees participating in the ESPP as of June 30, 2005 and resulted in incremental compensation costs that will be recognized on a straight-line basis over the two-year period ending June 30, 2007.
          The fair value of each award granted under our ESPP during the year ended June 30, 2006 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

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
          Unrecognized share-based compensation costs for awards granted under our ESPP are approximately $1.2 million as of June 30, 2006, to be recognized over a weighted average period of approximately one year.
Pre-SFAS 123R Pro Forma Accounting Disclosures
          The fair value of each share-based award granted during the years ended June 30, 2004 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Option Plan		Employee Stock Purchase Plan
	Years ended June 30,		Years ended June 30,
	2004	2005	2004	2005
Expected volatility	74.5%	68.4%	65.0%	58.9%
Expected life in years	5	5	0.5	1.1
Risk-free interest rate	3.0%	3.5%	1.0%	2.6%
Fair value per award	$7.97	$13.71	$2.57	$10.31
          During the years ended June 30, 2004 and 2005, had compensation expense for stock options been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

	Years ended June 30,
	2004	2005
Net income — as reported	$12,992	$37,985
Add: Total stock-based compensation included in reported net income, net of tax	320	213
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(4,045)	(6,506)

Net income — pro forma	$9,267	$31,692

Net income per share — basic:
As reported	$0.53	$1.48

Pro forma	$0.38	$1.23

Net income per share — diluted:
As reported	$0.48	$1.30

Pro forma	$0.34	$1.09

10. Employee benefit plans
401(k) Plan
          We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $15,000. The annual limit for employees who are 50 years or older is $20,000. We provide matching funds of 20% of the employee’s contribution up to a maximum of $3,000. We made matching contributions of $49,000, $183,000, and $305,000 in fiscal 2004, 2005, and 2006, respectively.

11. Income Taxes
          Income before provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2004	2005	2006
U.S	$20,340	$35,148	$18,949
Foreign	586	23,184	6,574

Income before provision for income taxes	$20,926	$58,332	$25,523

          The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2004	2005	2006
Current tax expense
Federal	$7,230	$12,317	$5,192
State	1,188	1,778	1,602
Foreign	35	4,421	3,524

	8,453	18,516	10,318

Deferred tax expense
Federal	(427)	1,611	1,144
State	(115)	554	125
Foreign	23	(334)	235

	(519)	1,831	1,504

Provision for income taxes	$7,934	$20,347	$11,822

          The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years ended June 30,
	2004	2005	2006
Provision at U.S. federal statutory rate	$7,324	$20,416	$8,933
State income taxes	657	665	1,437
Foreign withholding taxes	—	3,728	3,130
Unrecognized tax benefit on share-based compensation, net	—	—	2,432
Research and development credit	(328)	(226)	(2,129)
Foreign tax rate differential	—	(4,081)	(844)
Tax exempt interest	(261)	(436)	(1,065)
Other differences	542	281	(72)

Provision for income taxes	$7,934	$20,347	$11,822

          The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations resulting in an approximate 5.25% federal tax rate on the repatriated earnings. We did not repatriate any foreign accumulated income under the Act.

          As of June 30, 2005 and 2006, significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	2005	2006
Deferred tax assets:
Investment writedowns	$1,105	$1,102
Inventory writedowns	74	129
Warranty reserve	15	7
Depreciation and amortization	629	875
Accrued compensation	618	742
Accruals not currently deductible	838	258
Share-based compensation	—	2,491
Foreign loss carryforwards	280	—

	3,559	5,604
Valuation allowance	(1,105)	(1,102)

	2,454	4,502

Deferred tax liabilities:
Interest deduction	(1,878)	(5,450)
Other	(20)	—

	(1,898)	(5,450)

Net deferred tax assets (liabilities)	$556	$(948)

          Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of June 30, 2006, a valuation allowance of $1.1 million had been established to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income. The valuation allowance decreased by $332,000, $575,000, and $3,000 during the years ended June 30, 2004, 2005, and 2006, respectively. As of June, 30, 2006, the remaining valuation allowance relates to our investment writedowns. During fiscal 2005 and 2006, we recognized $1.2 million and $2.7 million of tax benefit, respectively, from the release of tax contingency accruals associated with income tax issue settlements and statute expirations. No material tax benefit from the release of tax contingency accruals was realized in fiscal 2004. The tax contingency accruals released in fiscal 2005 and 2006 were established in earlier fiscal years.
          As of June 30, 2005and 2006, net deferred tax assets (liabilities) consisted of the following balances (in thousands):

	2005	2006
Current deferred tax assets	$1,182	$1,036
Non-current deferred tax assets	280	—
Non-current deferred tax liabilities	(906)	(1,984)

Net deferred tax assets (liabilities)	$556	$(948)

          Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.
          Included in other assets as of June 30, 2006 is $13.1 million of non-current prepaid tax. The non-current prepaid tax is associated with an intercompany royalty arrangement on the licensing of intangibles in connection with our international operating structure. The non-current prepaid tax will be charged to tax expense over the weighted average life of the licensed intangibles or approximately four years.

12. Segment, Customers, and Geographic Information
          We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 84%, 59%, and 85% of our net revenue in the years ended June 30, 2004, 2005, and 2006, respectively.
          The following is a summary of net revenue within geographic areas based on our customers’ location (in thousands):

	Years ended June 30,
	2004	2005	2006
China	$75,899	$157,661	$141,958
Taiwan	37,211	23,370	23,558
Japan	3,698	3,294	4,873
Singapore	340	13,680	4,541
United States	5,693	4,007	3,242
Korea	4,307	1,498	2,176
Other	6,128	4,629	4,209

	$133,276	$208,139	$184,557

          As of June 30, 2005 and 2006, long-lived assets within geographic areas consisted of the following (in thousands):

	2005	2006
United States	$14,339	$14,642
Asia/Pacific	66	1,149
United Kingdom	210	247

	$14,615	$16,038

          Major customers as a percentage of net revenue:

	Years ended June 30,
	2004	2005	2,006
Customer A	25%	34%	14%
Customer B	3%	2%	10%
Customer C	10%	6%	9%
13. Subsequent Events
          Subsequent to June 30, 2006, we repurchased 215,000 shares for $4.6 million, or an average cost of $21.45 per share.

SCHEDULE II
SYNAPTICS INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ending June 30, 2004, 2005, and 2006
(in thousands)

	Balance at	Additions	Adjustments	Balance at
	beginning	charged to	to	end of
	of year	expense	reserve	year
Reserve deducted from assets—
Allowance for doubtful accounts:
2004	$160	—	(30)	130
2005	130	44	(9)	165
2006	165	52	(28)	189

S - 1

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (6)

4	Form of Common Stock Certificate (2)

4.1	Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (6)

4.2	Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (6)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (3)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (3)

10.3(a)	1996 Stock Option Plan (3)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (2)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (3)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (3)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (4)

10.6(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan *

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (2)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (2)

10.8	401(k) Profit Sharing Plan (3)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (3)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (3)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (3)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (3)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (7)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Donald E. Kirby, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Thomas D. Spade, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini, as of April 23, 2002 with W. Ronald Van Dell, as of June 26, 2004 with Clark F. Foy as of September 29, 2005 with Jeffrey D. Buchanan, and as of March 28, 2006 with Thomas J. Tiernan (1)

10.18	Severance Policy for Principal Executive Officers (5)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (5)

10.20	Form of Change of Control and Severance Agreement entered into by Donald E. Kirby and Russell J. Knittel as of April 22, 2003 (5)

10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (6)

Exhibit
Number	Exhibit
10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (8) **

10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (10)

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(4)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(5)	Incorporated by reference to the regis trant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2003.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on January 23, 2006.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.