Form 10-Q
period 2006-09-23
SYNAPTICS INC
filed 2006-10-27
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at October 24, 2006: 25,319,607

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,796	$38,724
Short-term investments	193,867	206,452
Accounts receivable, net of allowances of $222 and $189, respectively	41,813	34,034
Inventories	9,017	10,010
Prepaid expenses and other current assets	3,732	3,407

Total current assets	300,225	292,627
Property and equipment, net	16,099	16,038
Goodwill	1,927	1,927
Other assets	20,365	20,829

	$338,616	$331,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,152	$16,542
Accrued compensation	3,864	4,842
Income taxes payable	10,969	8,078
Other accrued liabilities	7,447	5,377
Note payable to a related party	1,500	—

Total current liabilities	39,932	34,839
Note payable to a related party	—	1,500
Other liabilities	2,071	3,040
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 27,575,943 and 27,462,125 shares issued, respectively	28	27
Additional paid-in capital	139,013	134,217
Less: 2,521,100 and 2,306,100 common treasury shares, respectively, at cost	(44,611)	(39,999)
Accumulated other comprehensive loss	(205)	(464)
Retained earnings	77,388	73,261

Total stockholders’ equity	171,613	167,042

	$338,616	$331,421

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005

Net revenue	$54,815	$51,725
Cost of revenue (1)	32,420	28,053

Gross margin	22,395	23,672

Operating expenses:
Research and development (1)	9,188	8,289
Selling, general, and administrative (1)	7,801	6,728

Total operating expenses	16,989	15,017

Income from operations	5,406	8,655
Interest income	2,539	1,551
Interest expense	(487)	(484)

Income before provision for income taxes	7,458	9,722
Provision for income taxes	3,331	4,210

Net income	$4,127	$5,512

Net income per share:
Basic	$0.16	$0.22

Diluted	$0.15	$0.20

Shares used in computing net income per share:
Basic	25,134	24,769

Diluted	29,253	29,036

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$147	$192
Research and development	$1,035	$1,292
Selling, general, and administrative	$1,919	$1,826
See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$4,127	$5,512
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	3,101	3,310
Deferred taxes from share-based compensation	(751)	(688)
Tax benefit realized from share-based compensation	234	184
Excess tax benefit from share-based compensation	(183)	(139)
Depreciation of property and equipment	454	377
Amortization of debt issuance costs	215	215
Changes in operating assets and liabilities:
Accounts receivable, net	(7,779)	893
Inventories	993	614
Prepaid expenses and other current assets	(325)	151
Other assets	1,000	149
Accounts payable	(390)	(757)
Accrued compensation	(978)	(2,304)
Income taxes payable	2,891	2,302
Other accrued liabilities	2,070	116
Other liabilities	(969)	69

Net cash provided by operating activities	3,710	10,004

Cash flows from investing activities
Purchases of short-term investments	(69,981)	(50,994)
Proceeds from sales and maturities of short-term investments	82,825	39,788
Purchases of property and equipment	(515)	(1,656)

Net cash provided by (used in) investing activities	12,329	(12,862)

Cash flows from financing activities
Purchase of treasury stock	(4,612)	(18,819)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	1,462	1,209
Excess tax benefit from share-based compensation	183	139

Net cash used in financing activities	(2,967)	(17,471)

Net increase (decrease) in cash and cash equivalents	13,072	(20,329)
Cash and cash equivalents at beginning of period	38,724	72,232

Cash and cash equivalents at end of period	$51,796	$51,903

Supplemental disclosures of cash flow information
Cash paid for income taxes	$247	$2,409

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2006.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 is a 53-week period and fiscal 2006 is a 52-week period. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.	Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is reasonably assured.

3.	Net Income Per Share
     Basic net income per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented were computed (1) using the weighted average number of potentially dilutive shares issuable in connection with stock options under the treasury stock method, and (2) using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, when dilutive.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Basic net income	$4,127	$5,512
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	266

Diluted net income	$4,393	$5,778

Denominator:
Shares, basic	25,134	24,769
Effect of dilutive share-based awards	1,645	1,793
Effect of convertible notes	2,474	2,474

Shares, diluted	29,253	29,036

Net income per share:
Basic	$0.16	$0.22

Diluted	$0.15	$0.20

     Dilutive net income per share does not include the effect of 2,784,476 and 2,290,831 share-based awards that were outstanding during the three months ended September 30, 2006 and 2005, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

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
      Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Raw materials	$8,652	$9,743
Finished goods	365	267

	$9,017	$10,010

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

6.	Product Warranties, Indemnifications, and Legal Proceedings
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the three-month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Beginning accrued warranty	$357	$369
Provision for product warranties	214	154
Cost of warranty claims and settlements	(151)	(181)

Ending accrued warranty	$420	$342

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
Legal Proceedings
     In March 2006, Elantech Devices Corporation (“Elantech”) filed a Complaint for Patent Infringement against us claiming that we infringed one of their patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech claiming that they have infringed and induced infringement of four of our patents, and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims, which was granted in July 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims. We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with their claims and have expensed as incurred all legal fees associated with the legal proceedings.

7.	Convertible Senior Subordinated Notes
     During December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.
     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year, beginning June 1, 2005. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading day period preceding such six-month period. We are also obligated to file and maintain a shelf registration statement with the SEC covering resales by the holders of the Notes and the common stock issuable upon conversion of the Notes. In the event of a registration default, we will be obligated to pay additional interest of up to 0.5% per annum until such registration default is cured. On June 1, 2005, our Registration Statement for these securities was declared effective by the SEC.
     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-08. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or a total of 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of September 30, 2006, none of the conditions for conversion of the Notes had occurred.
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
     During each of the three month periods ended September 30, 2006 and 2005, we recorded interest expense of $449,000 on the Notes, which included amortization of debt issuance costs.

8.	Share-Based Compensation
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
     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant during the three months ended September 30, 2006, are as follows:

	Awards				2001
	Available	1996	2000	2001	Employee
	Under All	Stock	Nonstatutory	Incentive	Stock
	Share-Based	Option	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 30, 2006	3,292,246	226,465	37,584	2,414,826	613,371
Additional shares authorized	378,155	—	—	378,155	—
Stock options granted	(477,909)	—	—	(477,909)	—
Deferred stock units granted	(67,081)	—	—	(67,081)	—
Purchases under employee stock purchase plan	(52,469)	—	—	—	(52,469)
Forfeited and expired	46,668	500	—	46,168	—

Balance at September 30, 2006	3,119,610	226,965	37,584	2,294,159	560,902

     We adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), in fiscal 2006 and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment,” to our existing share-based compensation plans in accordance with the modified prospective transition method. Previously, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee share-based compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and we did not recognize compensation expense for stock option grants to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Accordingly, no share-based compensation costs based on grant date fair value were included in our consolidated statements of income for any period prior to fiscal 2006.
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three months ended September 30, 2006 and 2005 were (in thousands):

	2006	2005
Cost of revenue	$147	$192
Research and development	1,035	1,292
Selling, general, and administrative	1,919	1,826

Total	$3,101	$3,310

Income tax benefit on share-based compensation	$781	$690

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
     Stock options granted to consultants under our share-based compensation plans are accounted for at fair value determined by using the Black-Scholes option pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.” These awards are subject to periodic revaluation over their vesting term, if any. The assumptions used to value share-based awards to consultants are similar to those used for employees, except that we use the contractual life of the award rather than the expected life.

     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. For the three months ended September 30, 2006, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $264,000, of which $27,000 of the tax benefit was recognized as a reduction of the provision for income taxes, $3,000 reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining tax benefit was recorded directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $183,000 for the three months ended September 30, 2006.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 2,521,100 treasury shares are also available for issuance as of September 30, 2006. As of September 30, 2006, we have $35.4 million remaining under our stock repurchase program, which expires in October 2007. Any incremental shares repurchased under the stock repurchase program would be available for issuance.
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
     The following table summarizes DSU activity including DSUs granted, delivered, and forfeited during the three months ended September 30, 2006 and the balance and aggregate intrinsic value of DSUs as of September 30, 2006. The aggregate intrinsic value is based on the closing price of our common stock on September 22, 2006 of $24.44.

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(thousands)	Fair Value
Balance at June 30, 2006	38,280		$29.68
Granted	67,081		$21.03
Delivered	—
Forfeited	(2,250)		$26.38

Balance at September 30, 2006	103,111	$2,520	$24.13

     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan are approximately $1.9 million as of September 30, 2006, to be recognized over a weighted average period of approximately three years.

Stock Options
     Our current share-based compensation plans that provide for the grant of stock options include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan (“the Plans”). Under the Plans, employees, consultants, and directors may be granted incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant.
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
     The following table summarizes stock option activity and weighted average exercise prices for the three months ended September 30, 2006, and for options outstanding, options vested and expected to vest, and options exercisable, the weighted average exercise prices, the weighted average remaining contractual life, and the aggregate intrinsic value as of September 30, 2006. The aggregate intrinsic value is based on the closing price of our common stock on September 22, 2006 of $24.44 and excludes the impact of options that were not in-the-money.

	Stock	Weighted	Remaining	Aggregate
	Option	Average	Contractual	Intrinsic
	Awards	Exercise	Life	Value
	Outstanding	Price	(years)	(thousands)
Balance at June 30, 2006	5,808,011	$14.55
Granted	477,909	$21.03
Exercised	(61,349)	$8.48
Forfeited and expired	(44,418)	$22.12

Balance at September 30, 2006	6,180,153	$15.05	7.05	$61,982

Vested and expected to vest	5,875,475	$14.67	6.95	$61,019

Exercisable	3,477,765	$10.03	5.74	$51,108

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Cash received	$520	$345
Aggregate intrinsic value	$825	$847
     The grant date fair value of each award granted from our Plans during the three months ended September 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

Expected volatility	60.5%
Expected life in years	5.0
Risk-free interest rate.	5.02%
Grant date fair value per award	$11.81
     The expected volatility is based on a weighting of implied and historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans are approximately $30.3 million as of September 30, 2006, to be recognized over a weighted average period of approximately three years.
Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan (“ESPP”) became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period of up to two years will commence.
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the three months ended September 30, 2006 and 2005 (in thousands, except for shares purchased and weighted average purchase price):

	Three Months Ended
	September 30,
	2006	2005
Shares purchased	52,469	49,442
Weighted average purchase price	$17.96	$17.47
Cash received	$942	$864
Aggregate intrinsic value	$181	$192
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering periods that commenced on January 1, 2005 and 2006 were terminated on June 30, 2005 and 2006 and new offering periods commenced on July 1, 2005 and 2006, respectively. The June 30, 2005 modification affected 169 employees and the June 30, 2006 modification affected 13 employees. Both modifications resulted in incremental compensation costs which are being recognized on a straight-line basis over the period from the modification date through June 30, 2007.

     The grant date fair value of each award granted under our ESPP during the three months ended September 30, 2006 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Expected volatility	47.7% - 50.2%
Expected life in years	0.5 - 1.0
Risk-free interest rate.	5.3%
Grant date fair value per award	$6.31 - $7.84
     The expected volatility is based on either implied volatility or a weighting of implied and historical volatility; the expected life is based on each period that begins with the enrollment date until each purchase date remaining in the offering period at the date of enrollment in the plan; and the risk free interest rate is based on U. S. Treasury yields or yield curve in effect for each expected life.
     Unrecognized share-based compensation costs for awards granted under our ESPP are approximately $843,000 as of September 30, 2006, and will be recognized over the remainder of fiscal 2007.

9.	Income Taxes
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, our tax rate may be favorably or unfavorably affected by the release or establishment, respectively, of tax contingency reserves related to tax uncertainties.
     The income tax provision of $3.3 million and $4.2 million for the three months ended September 30, 2006 and 2005, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2006 was 44.7% and diverged from the combined federal and state statutory rate primarily due to the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of tax-exempt interest income and the release of contingency reserves. The effective tax rate for the three months ended September 30, 2005 was 43.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax exempt interest income, and research and development tax credits.

10.	Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 90% and 73% of net revenue for the three months ended September 30, 2006 and 2005, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended
	September 30,
	2006	2005
China	$46,553	$40,209
Taiwan	3,273	7,244
Other	4,989	4,272

	$54,815	$51,725

     Major customer net revenue data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2006	2005
Customer A	15%	*
Customer B	14%	*
Customer C	11%	26%
     Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	September 30,	June 30,
	2006	2006
Customer A	20%	18%
Customer B	11%	*
Customer C	10%	11%
Customer D	*	11%

*	Less than 10%

11.	Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our short-term investments due to interest rate fluctuations. The unrealized gains and losses on our short-term investments are considered to be temporary in nature and were not material for the three months ended September 30, 2006 and 2005. Accordingly, comprehensive income closely approximated net income.

12.	Recent Accounting Pronouncements
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
     In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 108, (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 is effective for our fiscal 2007. We are currently evaluating the requirements of SAB 108 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2006.
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to market penetration and market share in the notebook and digital lifestyle product markets; competition in the notebook and digital lifestyle product markets; revenue from the notebook and digital lifestyle product markets; growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; legal proceedings; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2006, including particularly the section captioned “Risk Factors.”
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, entertainment, communications, and other electronic devices. From our inception in 1986 through fiscal year 1995, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal year 1996, we began shipping our proprietary TouchPad. We are a leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal year 2006, we believe we were the market leader in providing interface solutions for notebook computers and HDD portable digital music players. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, provision for income taxes, income taxes payable, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as the services are provided under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.
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
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period an assessment is made or resolved, upon the filing of an amended return based upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Results of Operations
Three months ended September 30, 2006 compared with the three months ended September 30, 2005
Net Revenue.
(in thousands)

	Three Months Ended Septebmer 30,
	2006	2005	$ Change	% Change
PC applications	$49,256	$37,661	$11,595	30.8%
% of net revenue	89.9%	72.8%
Digital lifestyle product applications	5,559	14,064	(8,505)	-60.5%
% of net revenue	10.1%	27.2%

Net revenue	$54,815	$51,725	$3,090	6.0%

     Net revenue was $54.8 million for the three months ended September 30, 2006 compared with $51.7 million for the three months ended September 30, 2005, an increase of $3.1 million, or 6.0%. We identify the vertical markets that our products serve as the personal computing market (“PC”) and the digital lifestyle product markets. The increase in net revenue for the three months ended September 30, 2006 was primarily attributable to an $11.6 million, or 30.8%, increase in PC applications net revenue, partially offset by an $8.5 million decrease in digital lifestyle product applications net revenue. The growth of our PC applications revenue was attributable to notebook market share gains, coupled with notebook industry growth, and a significant increase in demand for our capacitive multimedia control modules. Our digital lifestyle product applications revenue declined to approximately 10% of net revenue for the three months ended September 30, 2006 from approximately 27% of net revenue for the three months ended September 30, 2005, primarily due to a decline in orders for our portable digital music player interface solutions. The increase in net revenue reflects a 33% increase in overall unit shipments including our multimedia control modules that generally are integrated into notebook computers utilizing our touchpads, and was partially offset by lower average selling prices due primarily to product design mix and general competitive pricing pressure. Net revenue from PC dual pointing applications as a percent of net revenue was essentially unchanged at 15% for both the three months ended September 30, 2006 and the three months ended September 30, 2005.
     Gross Margin. Gross margin as a percentage of net revenue was 40.9%, or $22.4 million, for the three months ended September 30, 2006 compared with 45.8%, or $23.7 million, for the three months ended September 30, 2005. As each product we sell utilizes our capacitive technologies in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected an unfavorable product design mix, which included a substantial increase in multi-media oriented products containing a greater percentage of third party content and general competitive pricing pressure, partially offset by lower manufacturing costs resulting from our continuing design and process improvement programs. Non-cash share-based compensation costs included in cost of revenue were $147,000, or 0.3% of net revenue, and $192,000, or 0.4% of net revenue, for the three months ended September 30, 2006 and 2005, respectively.

Operating Expenses.
(in thousands)

	Three Months Ended Septebmer 30,
	2006	2005	$ Change	% Change
Research and development expenses	$9,188	$8,289	$899	10.8%
% of net revenue	16.8%	16.0%
Selling, general, and administrative expenses	7,801	6,728	1,073	15.9%
% of net revenue	14.2%	13.0%

Operating expenses	$16,989	$15,017	$1,972	13.1%

% of net revenue	31.0%	29.0%
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 16.8% from 16.0%, while the cost of research and development activities increased $899,000, or 10.8%, to $9.2 million for the three months ended September 30, 2006 compared with $8.3 million for the three months ended September 30, 2005. The increase in research and development expenses primarily reflected a $617,000 increase in temporary labor and consulting costs, a $324,000 increase in employee cash compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefit costs, and recruiting costs, partially offset by a $257,000 reduction in non-cash share-based compensation costs. Non-cash share-based compensation costs included in research and development expenses were $1.0 million, or 1.9% of net revenue, and $1.3 million, or 2.5% of net revenue, for the three months ended September 30, 2006 and 2005, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 14.2% from 13.0%, while the cost of selling, general, and administrative activities increased $1.1 million, or 15.9%, to $7.8 million for the three months ended September 30, 2006 compared with $6.7 million for the three months ended September 30, 2005. The increase in selling, general, and administrative expenses primarily reflected a $556,000 increase in employee cash compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefit costs, and recruiting costs, and a $410,000 increase in legal fees. The increase in legal fees is primarily related to our ongoing patent infringement litigation with Elantech Devices Corporation, which is more fully described in Part II — Other Information — Item 1 Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $1.9 million, or 3.5% of net revenue, and $1.8 million, or 3.5% of net revenue, for the three months ended September 30, 2006 and 2005, respectively.
Income from Operations.
(in thousands)

	Three Months Ended Septebmer 30,
	2006	2005	$ Change	% Change
Income from operations	$5,406	$8,655	$(3,249)	-37.5%

% of net revenue	9.9%	16.7%
     We generated operating income of $5.4 million, or 9.9% of net revenue, for the three months ended September 30, 2006 compared with $8.7 million, or 16.7% of net revenue, for the three months ended September 30, 2005. As noted above, the decrease in operating income primarily reflected the impact of a lower gross margin percentage combined with higher operating expenses, partially offset by the increase in operating leverage resulting from the 6.0% increase in net revenue.

Interest Income/(Expense).
(in thousands)

	Three Months Ended Septebmer 30,
	2006	2005	$ Change	% Change
Interest income	$2,539	$1,551	$988	63.7%
% of net revenue	4.6%	3.0%
Interest expense	(487)	(484)	(3)	0.6%
% of net revenue	-0.9%	-0.9%

Net interest income	$2,052	$1,067	$985	92.3%

% of net revenue	3.7%	2.1%
     Interest Income. Interest income was $2.5 million for the three months ended September 30, 2006 compared with $1.6 million for the three months ended September 30, 2005. The $988,000 increase in interest income resulted from a combination of substantially higher average interest rates and higher average invested cash balances. The increase in average invested cash balances was primarily attributable to $18.5 million of net cash flows from operations during the past twelve months.
     Interest Expense. Interest expense was $487,000 for the three months ended September 30, 2006 essentially unchanged when compared with interest expense of $484,000 for the three months ended September 30, 2005. Interest expense primarily reflects the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Three Months Ended Septebmer 30,
	2006	2005	$Change	% Change
Income before provision for income taxes	$7,458	$9,722	$(2,264)	-23.3%
Provision for income taxes	3,331	4,210	(879)	-20.9%
% of income before provision for income taxes	44.7%	43.3%
     The provision for income taxes for the three months ended September 30, 2006 was approximately $3.3 million compared with $4.2 million for the three months ended September 30, 2005, reflecting lower pre-tax profit levels. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended September 30, 2006 and 2005. The effective tax rate for the three months ended September 30, 2006 was 44.7% and diverged from the combined federal and state statutory rate primarily due to the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of tax-exempt interest income and the release of contingency reserves. The effective tax rate for the three months ended September 30, 2005 was 43.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax exempt interest income, and research and development tax credits.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards, we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $781,000 for the three months ended September 30, 2006. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2006 and 2005 would have been 38.9% and 37.6%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $245.7 million as of September 30, 2006 compared with $245.2 million as of June 30, 2006, an increase of $487,000. The increase in cash, cash equivalents, and short-term investments was primarily attributable to cash generated from operating activities of $3.7 million and proceeds from stock option exercises and our employee stock purchase plan activity of $1.5 million, partially offset by $4.6 million of cash used for the repurchase of 215,000 shares of our common stock.
     Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2006, generated cash of approximately $3.7 million compared with $10.0 million of cash generated during the three months ended September 30, 2005. For the three months ended September 30, 2006, net cash provided by operating activities was primarily attributable to net income of $4.1 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $3.8 million, partially offset by deferred tax, net of realized and excess tax benefit generated from share-based compensation aggregating $700,000, and a $3.5 million net increase in operating assets and liabilities. For the three months ended September 30, 2005, net cash provided by operating activities was primarily attributable to net income of $5.5 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $3.9 million and a net decrease in operating assets and liabilities of 1.2 million, partially offset by deferred tax, net of realized and excess tax benefit generated from share-based compensation aggregating $643,000.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2006 generated net cash of $12.3 million compared with net cash used of $12.9 million during the three months ended September 30, 2005. During the three months ended September 30, 2006, net cash provided by investing activities consisted of proceeds from sales and maturities of short-term investments of $82.8 million, partially offset by purchases of $70 million of short-term investments and purchases of $515,000 of property and equipment. Cash used by investing activities during the three months ended September 30, 2005 consisted of purchases of $51.0 million of short-term investments and purchases of $1.7 million of property and equipment, which included $1.3 million for building improvements, partially offset by $39.8 million in proceeds from sales and maturities of short-term investments.
     Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2006 was $3.0 million compared with net cash used in financing activities of $17.5 million for the three months ended September 30, 2005. Our financing activities for the three months ended September 30, 2006 consisted primarily of $4.6 million of cash used for the purchase of treasury stock, partially offset by $1.5 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $183,000 of excess tax benefit from share-based compensation. Our financing activities for the three months ended September 30, 2005 consisted primarily of $18.8 million of cash used for the purchase of treasury stock, partially offset by $1.2 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $139,000 of excess tax benefit from share-based compensation.
     Common Stock Repurchase Program. In October 2005, our board of directors authorized an additional $40 million for our stock repurchase program, raising the aggregate authorization level to $80 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. Purchases under this program totaled 2,521,100 shares through September 30, 2006 for an aggregate cost of $44.6 million, or an average cost of $17.69 per share. The authorization for the remaining $35.4 million available under the stock repurchase program will expire in October 2007.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of September 30, 2006, none of the conditions for conversion or redemption of the Notes had occurred.
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
     Note Payable to a Related Party. The note payable of $1.5 million to National Semiconductor Corporation (National) due August 2007 represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., or Foveon, in which National is also an investor. We do not anticipate making any payments under the limited-recourse loan with National, either prior to or at maturity, unless Foveon is participating in a liquidity event, such as an initial public offering of its equity securities or a merger, through which we would receive amounts in excess of our $1.5 million note payable plus the associated accrued interest.
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
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2006 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$143	$1	$2	$2	$138
Note payable (1)	3	3	—	—	—
Building leases	2	1	1	—	—

Total	$148	$5	$3	$2	$138

(1)	Represents both principal and interest payable through the maturity date of the underlying note.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the three-to-five year period would be increased by $123 million and no amounts would be due in more than 5 years.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “ (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.
     In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 108, (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 is effective for our fiscal 2007. We are currently evaluating the requirements of SAB 108 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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
Issuer Purchases of Equity Securities
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock. The following sets forth purchases of our common stock under the repurchase program for each fiscal month during the three month period ended September 30, 2006:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 25, 2006 — July 22, 2006	—	—	2,306,100	$40,000,000
July 23, 2006 — August 19, 2006	215,000	$21.45	2,521,100	$35,388,000
August 20, 2006 — September 23, 2006	—	—	2,521,100	$35,388,000

Total	215,000	$21.45

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED
Date: October 26, 2006	By:	/s/ Francis F. Lee
		Name:	Francis F. Lee
		Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel
		Name:	Russell J. Knittel
		Title:	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer