Form 10-Q
period 2006-12-30
SYNAPTICS INC
filed 2007-02-07
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at February 5, 2007: 26,056,456

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,129	$38,724
Short-term investments	206,517	206,452
Accounts receivable, net of allowances of $289 and $189, respectively	52,787	34,034
Inventories	8,204	10,010
Prepaid expenses and other current assets	4,699	3,407

Total current assets	319,336	292,627
Property and equipment, net	17,789	16,038
Goodwill	1,927	1,927
Other assets	18,841	20,829

	$357,893	$331,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,941	$16,542
Accrued compensation	4,430	4,842
Income taxes payable	—	8,078
Other accrued liabilities	8,313	5,377
Note payable to a related party	1,500	—

Total current liabilities	32,184	34,839
Note payable to a related party	—	1,500
Other liabilities	2,052	3,040
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 28,493,662 and 27,462,125 shares issued, respectively	28	27
Additional paid-in capital	156,678	134,217
Less: 2,521,100 and 2,306,100 common treasury shares, respectively, at cost	(44,611)	(39,999)
Accumulated other comprehensive loss	(167)	(464)
Retained earnings	86,729	73,261

Total stockholders’ equity	198,657	167,042

	$357,893	$331,421

See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenue	$76,087	$48,555	$130,902	$100,280
Cost of revenue (1)	45,696	26,384	78,116	54,437

Gross margin	30,391	22,171	52,786	45,843

Operating expenses:
Research and development (1)	9,958	8,345	19,146	16,634
Selling, general, and administrative (1)	8,927	6,913	16,728	13,641
Restructuring	915	—	915	—

Total operating expenses	19,800	15,258	36,789	30,275

Income from operations	10,591	6,913	15,997	15,568
Interest income	2,978	1,901	5,517	3,452
Interest expense	(488)	(485)	(975)	(969)

Income before provision for income taxes	13,081	8,329	20,539	18,051
Provision for income taxes	3,740	3,526	7,071	7,736

Net income	$9,341	$4,803	$13,468	$10,315

Net income per share:
Basic	$0.37	$0.20	$0.53	$0.42

Diluted	$0.32	$0.18	$0.48	$0.38

Shares used in computing net income per share:
Basic	25,568	24,299	25,359	24,534

Diluted	29,692	28,781	29,468	28,911

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$185	$188	$332	$380
Research and development	$1,439	$1,243	$2,474	$2,535
Selling, general, and administrative	$2,284	$1,959	$4,203	$3,785
See notes to condensed consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income	$13,468	$10,315
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	7,009	6,700
Deferred taxes from share-based compensation	(855)	(1,390)
Tax benefit realized from share-based compensation	6,075	1,083
Excess tax benefit from share-based compensation	(5,535)	(880)
Depreciation of property and equipment	971	781
Write-down of property and equipment	102	—
Amortization of debt issuance costs	430	430
Changes in operating assets and liabilities:
Accounts receivable, net	(18,753)	1,925
Inventories	1,806	824
Prepaid expenses and other current assets	(1,292)	(370)
Other assets	2,413	(2,919)
Accounts payable	1,399	262
Accrued compensation	(412)	(1,991)
Income taxes payable	(8,078)	2,680
Other accrued liabilities	2,936	1,597
Other liabilities	(988)	79

Net cash provided by operating activities	696	19,126

Cash flows from investing activities
Purchases of short-term investments	(133,261)	(131,239)
Proceeds from sales and maturities of short-term investments	133,493	87,520
Purchases of property and equipment	(2,824)	(2,054)

Net cash used in investing activities	(2,592)	(45,773)

Cash flows from financing activities
Purchase of treasury stock	(4,612)	(18,819)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	9,378	2,345
Excess tax benefit from share-based compensation	5,535	880

Net cash provided by (used in) financing activities	10,301	(15,594)

Net increase (decrease) in cash and cash equivalents	8,405	(42,241)
Cash and cash equivalents at beginning of period	38,724	72,232

Cash and cash equivalents at end of period	$47,129	$29,991

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$469

Cash paid for income taxes	$8,259	$7,787

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 will be a 53-week period, and fiscal 2006 was a 52-week period. The quarter ended December 31, 2006 was a 14-week quarter, and the quarter ended December 31, 2005 was a 13-week quarter. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Basic net income	$9,341	$4,803	$13,468	$10,315
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	266	532	532

Diluted net income	$9,607	$5,069	$14,000	$10,847

Denominator:
Shares, basic	25,568	24,299	25,359	24,534
Effect of dilutive share-based awards	1,650	2,008	1,635	1,903
Effect of convertible notes	2,474	2,474	2,474	2,474

Shares, diluted	29,692	28,781	29,468	28,911

Net income per share:
Basic	$0.37	$0.20	$0.53	$0.42

Diluted	$0.32	$0.18	$0.48	$0.38

     Dilutive net income per share does not include the effect of 2,342,737, 2,079,016, 2,557,243, and 2,414,224 share-based awards that were outstanding during the three months ended December 31, 2006 and 2005 and the six months ended December 31, 2006 and 2005, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
4. Cash Equivalents and Short-Term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. Interest earned on marketable securities is included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Raw materials	$7,198	$9,743
Finished goods	1,006	267

	$8,204	$10,010

     Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the six-month periods ended December 31, 2006 and 2005 were as follows (in thousands):

	Six Months Ended
	December 31,
	2006	2005
Beginning accrued warranty	$357	$369
Provision for product warranties	479	298
Cost of warranty claims and settlements	(355)	(473)

Ending accrued warranty	$481	$194

Indemnifications
     In connection with certain third-party agreements, we are obligated to indemnify the third party in connection with any technology infringement by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification obligations.
Legal Proceedings
     In March 2006, Elantech Devices Corporation (“Elantech”) filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech claiming that Elantech has infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims, which was granted in July 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims. We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with Elantech’s claims and have expensed as incurred all legal fees associated with the legal proceedings.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of December 31, 2006, none of the conditions for conversion of the Notes had occurred.
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
     Interest expense includes the amortization of debt issuance costs. We recorded $449,000 of interest expense on the Notes during each of the three month periods ended December 31, 2006 and 2005 and $898,000 during each of the six month periods ended December 31, 2006 and 2005.
8. Share-Based Compensation
     The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, our 2001 Incentive Compensation Plan, and our 2001 Employee Stock Purchase Plan.

     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant during the six months ended December 31, 2006, were as follows:

	Awards				2001
	Available	1996	2000	2001	Employee
	Under All	Stock	Nonstatutory	Incentive	Stock
	Share-Based	Option	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 30, 2006	3,292,246	226,465	37,584	2,414,826	613,371
Additional shares authorized	754,093	—	—	754,093	—
Stock options granted	(684,885)	—	—	(684,885)	—
Deferred stock units granted	(87,683)	—	—	(87,683)	—
Purchases under employee stock purchase plan	(52,469)	—	—	—	(52,469)
Forfeited and expired	131,527	2,814	—	128,713	—
Plan shares expired	(229,279)	(229,279)	—	—	—

Balance at December 31, 2006	3,123,550	—	37,584	2,525,064	560,902

     The 1996 Stock Option Plan (“1996 Plan”) expired in December 2006. Accordingly, plan shares available under the 1996 Plan that had not been granted prior to the expiration of the plan have expired and no new grants can be issued under the 1996 Plan. Option awards that are currently outstanding under the 1996 Plan will remain outstanding unless exercised, forfeited, or cancelled under the terms of the option grant agreements.
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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three and six months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of revenue	$185	$188	$332	$380
Research and development	1,439	1,243	2,474	2,535
Selling, general, and administrative	2,284	1,959	4,203	3,785

Total	$3,908	$3,390	$7,009	$6,700

Income tax benefit on share-based compensation	$1,098	$724	$1,879	$1,414

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     We account for stock options granted to consultants under our share-based compensation plans at fair value determined by using the Black-Scholes option pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services.” These awards are subject to periodic revaluation over their vesting term, if any. The assumptions used to value share-based awards to consultants are similar to those used for employees, except that we use the contractual life of the award rather than the expected life.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. For the six months ended December 31, 2006, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $7.1 million, of which $280,000 of the tax benefit was recognized as a reduction of the provision for income taxes, $744,000 reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining $6.1 million of tax benefit was recorded directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $5.5 million for the six months ended December 31, 2006.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 2,521,100 treasury shares were also available for issuance as of December 31, 2006. As of December 31, 2006, we had $35.4 million remaining under our stock repurchase program, which expires in October 2007. Any incremental shares repurchased under the stock repurchase program would be available for issuance.
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

     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited during the six months ended December 31, 2006 and the balance and aggregate intrinsic value of DSUs as of December 31, 2006. The aggregate intrinsic value is based on the closing price of our common stock on December 29, 2006 of $29.69.

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(thousands)	Fair Value
Balance at June 30, 2006	38,280		$29.68
Granted	87,683		$21.55
Delivered	—
Forfeited	(6,743)		$25.06

Balance at December 31, 2006	119,220	$3,540	$23.97

     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan were approximately $2.2 million as of December 31, 2006, to be recognized over a weighted average period of approximately three years.
Stock Options
     Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan (“the Plans”). Under the Plans, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant.
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
     In August 2002, our board approved an option regrant offer to several employees who had received option grants under the 2001 Plan having option exercise prices of $12.98 and $18.70. The option exercise prices were substantially higher than the price of our stock at the time of the regrant offer. Under the terms of the regrant, the employees were allowed to elect to have their option cancelled and in consideration thereof to receive a new option for the same number of shares as cancelled six months and one day after the date of cancellation. On March 3, 2003, new options to acquire a total of 106,500 shares were granted pursuant to the regrant offer with a new exercise price of $6.56 per share. The vesting period and schedule for the new options remained the same as the vesting period and schedule of the cancelled options.

     The following table summarizes stock option activity and weighted average exercise prices for the six months ended December 31, 2006, and for options outstanding, options vested and expected to vest, and options exercisable, the weighted average exercise prices, the weighted average remaining contractual life, and the aggregate intrinsic value as of December 31, 2006. The aggregate intrinsic value is based on the closing price of our common stock on December 29, 2006 of $29.69 and excludes the impact of options that were not in-the-money.

	Stock	Weighted	Remaining	Aggregate
	Option	Average	Contractual	Intrinsic
	Awards	Exercise	Life	Value
	Outstanding	Price	(years)	(thousands)
Balance at June 30, 2006	5,808,011	$14.55
Granted	684,885	$21.70
Exercised	(979,068)	$8.62
Forfeited and expired	(124,784)	$21.30

Balance at December 31, 2006	5,389,044	$16.38	7.2	$72,227

Vested and expected to vest	5,129,755	$16.06	7.1	$70,384

Exercisable	2,854,580	$11.34	5.8	$52,518

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the six months ended December 31, 2006 and 2005 (in thousands):

	Six Months Ended
	December 31,
	2006	2005
Cash received	$8,436	$1,481
Aggregate intrinsic value	$18,961	$3,557
     The grant date fair value of each award granted from our Plans during the six months ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	59.5% - 60.5%
Expected life in years	5.0
Risk-free interest rate	4.7% - 5.0%
Grant date fair value per award	$11.81 - $12.84
     The expected volatility is based on a weighting of implied and historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans were approximately $29.4 million as of December 31, 2006, to be recognized over a weighted average period of approximately three years.
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
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the three months ended December 31, 2006 and 2005 (in thousands, except for shares purchased and weighted average purchase price):

	Six Months Ended
	December 31,
	2006	2005
Shares purchased	52,469	49,442
Weighted average purchase price	$17.96	$17.47
Cash received	$942	$864
Aggregate intrinsic value	$181	$192
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering periods that commenced on January 1, 2005 and 2006 were terminated on June 30, 2005 and 2006 and new offering periods commenced on July 1, 2005 and 2006, respectively. The June 30, 2005 modification affected 169 employees, and the June 30, 2006 modification affected 13 employees. Both modifications resulted in incremental compensation costs, which are being recognized on a straight-line basis over the period from the modification date through June 30, 2007.
     The grant date fair value of each award granted under our ESPP during the six months ended December 31, 2006 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Expected volatility	47.7% - 50.2%
Expected life in years	0.5 - 1.0
Risk-free interest rate	5.3%
Grant date fair value per award	$6.31 - $7.84
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
     Unrecognized share-based compensation costs for awards granted under our ESPP were approximately $528,000 as of December 31, 2006, and will be recognized over the remainder of fiscal 2007.
9. Income Taxes
     We account for income taxes under the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes.” We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” Accordingly, our tax rate may be favorably or unfavorably affected by the release or establishment, respectively, of tax contingency reserves related to tax uncertainties.
     The income tax provision of $3.7 million and $3.5 million for the three months ended December 31, 2006 and 2005, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended December 31, 2006 was 28.6% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the three months ended December 31, 2005 was 42.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax exempt interest income, and research tax credits.
     The income tax provision of $7.1 million and $7.7 million for the six months ended December 31, 2006 and 2005, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six months ended December 31, 2006 was 34.4% and diverged from the combined federal and state statutory rate primarily due to the benefit of the research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the six months ended December 31, 2005 was 42.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax exempt interest income, and research tax credits.
10. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 79% and 91% of net revenue for the three months ended December 31, 2006 and 2005, respectively, and 84% and 81% of net revenue for the six months ended December 31, 2006 and 2005, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
China	$67,476	$35,109	$114,030	$75,318
Taiwan	2,943	7,416	6,216	14,660
Other	5,668	6,030	10,656	10,302

	$76,087	$48,555	$130,902	$100,280

Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Customer A	16%	*	12%	*
Customer B	15%	*	15%	*
Customer C	*	10%	*	18%
Customer D	*	13%	12%	*
Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	December 31,	June 30,
	2006	2006
Customer A	20%	18%
Customer B	18%	*
Customer C	*	11%
Customer D	*	11%

*	Less than 10%

11. Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our short-term investments due to interest rate fluctuations. The unrealized gains and losses on our short-term investments are considered to be temporary in nature and were not material for either the three or six month periods ended December 31, 2006 and 2005. Accordingly, comprehensive income closely approximated net income. We use the United States dollar as the functional currency in accounting for our foreign entities; as a result, remeasurement adjustments are reflected in our consolidated statement of income.
12. Restructuring Charge
     We incurred a restructuring charge of $915,000 during the quarter ended December 31, 2006 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. We accounted for our restructuring charge in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash write-down of property and equipment of $102,000. Cash payments associated with the restructuring charge aggregated approximately $354,000 during the quarter ended December 31, 2006.
13. Subsequent Events
     Subsequent to December 31, 2006 and through February 6, 2007, we repurchased 375,000 shares of our common stock at an aggregate cost of $10.1 million, or an average cost of $26.93 per share.
14. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We expect the adoption of FIN 48 will result in certain presentation reclassifications on our balance sheet, but do not expect a material impact on our results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 is effective for our fiscal 2007. We do not expect the adoption of SAB 108 to have a material impact on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.

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
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase into the manufacturing phase, changes in the competitive environment, infringement claims, warranty obligations related to product failures, the failure of key technologies to deliver commercially acceptable performance, our dependence on certain key markets, penetration into new markets, the absence of both long-term purchase and supply commitments, and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2006, including particularly Item 1A Risk Factors.
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, entertainment, communications, and other electronic devices. From our inception in 1986 through fiscal 1995, we were a development stage company, focused on developing and refining our pattern recognition and capacitive sensing technologies, and generated revenue by providing contract engineering and design services. In fiscal 1996, we began shipping our proprietary TouchPad. We are a leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal 2006, we believe we were the market leader in providing interface solutions for notebook computers and HDD portable digital music players. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs.
     Our manufacturing operations are based on a virtual manufacturing model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures for manufacturing facilities and equipment and allowing us to reduce our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted production requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and generally issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our manufacturing operations personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.
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
     Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, primarily reflecting incremental staffing and related support costs associated with our increased business levels, anticipated growth in our existing markets, and penetration into new markets.
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
     Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
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
Results of Operations
Three months ended December 31, 2006 compared with the three months ended December 31, 2005
Net Revenue.
(in thousands)

	Three Months Ended December 31,
	2006	2005	$ Change	% Change
PC applications	$60,227	$44,002	$16,225	36.9%
% of net revenue	79.2%	90.6%
Digital lifestyle product applications	15,860	4,553	11,307	248.3%
% of net revenue	20.8%	9.4%

Net revenue	$76,087	$48,555	$27,532	56.7%

     Net Revenue. As the fiscal quarter ended December 31, 2006 was a 14-week period and the fiscal quarter ended December 31, 2005 was a 13-week period, net revenue during the quarter ended December 31, 2006 reflects an additional week of revenue producing activity.
     We identify the vertical markets that our products serve as the personal computing market (“PC”), from which we generated $60.2 million, or 79%, of net revenue during the quarter ended December 31, 2006, and the digital lifestyle product markets, from which we generated $15.9 million, or 21%, of net revenue during the quarter ended December 31, 2006. Net revenue was $76.1 million for the three months ended December 31, 2006 compared with $48.6 million for the three months ended December 31, 2005, an increase of $27.5 million, or 56.7%. The increase in net revenue for the three months ended December 31, 2006 was primarily attributable to a $16.2 million, or 36.9%, increase in PC applications net revenue combined with an $11.3 million, or 248.3%, increase in digital lifestyle product applications net revenue. Our revenue growth was primarily attributable to an approximately 90% increase in unit shipments reflecting the combination of industry growth and market share gains, partially offset by a lower priced product mix and general competitive pricing pressure.
     Gross Margin. Gross margin as a percentage of net revenue was 39.9%, or $30.4 million, for the three months ended December 31, 2006 compared with 45.7%, or $22.2 million, for the three months ended December 31, 2005. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected a lower margin product design mix, which included a substantial increase in multimedia-oriented products and general competitive pricing pressure, partially offset by lower manufacturing costs resulting from our continuing design and process improvement programs.

Operating Expenses.
(in thousands)

	Three Months Ended December 31,
	2006	2005	$ Change	% Change
Research and development expenses	$9,958	$8,345	$1,613	19.3%
% of net revenue	13.1%	17.2%
Selling, general, and administrative expenses	8,927	6,913	2,014	29.1%
% of net revenue	11.7%	14.2%
Restructuring charge	915	—	915	—
% of net revenue	1.2%	0.0%

Operating expenses	$19,800	$15,258	$4,542	29.8%

% of net revenue	26.0%	31.4%
     Operating expenses. As the fiscal quarter ended December 31, 2006 was a 14-week period and the fiscal quarter ended December 31, 2005 was a 13-week period, operating expenses during the quarter ended December 31, 2006 reflect an additional week of costs and expenses.
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 13.1% from 17.2%, while the cost of research and development activities increased $1.6 million, or 19.3%, to $10.0 million for the three months ended December 31, 2006 compared with $8.3 million for the three months ended December 31, 2005. The increase in research and development expenses primarily reflected a $1.0 million increase in employee cash compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, a $237,000 increase in consulting costs, and a $196,000 increase in non-cash share-based compensation costs. Non-cash share-based compensation costs included in research and development expenses were $1.4 million, or 1.9% of net revenue, and $1.2 million, or 2.6% of net revenue, for the three months ended December 31, 2006 and 2005, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.7% from 14.2%, while the cost of selling, general, and administrative activities increased $2.0 million, or 29.1%, to $8.9 million for the three months ended December 31, 2006 compared with $6.9 million for the three months ended December 31, 2005. The increase in selling, general, and administrative expenses primarily reflected an $889,000 increase in employee cash compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, a $598,000 increase in legal fees, a $325,000 increase in non-cash share-based compensation costs, and a $259,000 increase in consulting costs. The increase in legal fees is primarily related to ongoing patent infringement litigation, which is more fully described in Part II – Other Information – Item 1 Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $2.3 million, or 3.0% of net revenue, and $2.0 million, or 4.0% of net revenue, for the three months ended December 31, 2006 and 2005, respectively.
     Restructuring Charge. We incurred a restructuring charge of $915,000 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. Included in the restructuring charge were personnel costs consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash write-down of property and equipment of $102,000.
Income from Operations.
(in thousands)

	Three Months Ended December 31,
	2006	2005	$ Change	% Change
Income from operations	$10,591	$6,913	$3,678	53.2%

% of net revenue	13.9%	14.2%

     We generated operating income of $10.6 million, or 13.9% of net revenue, for the three months ended December 31, 2006 compared with $6.9 million, or 14.2% of net revenue, for the three months ended December 31, 2005. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 56.7% increase in net revenue, partially offset by a lower gross margin percentage and higher operating expenses.
Interest Income/(Expense).
(in thousands)

	Three Months Ended December 31,
	2006	2005	$ Change	% Change
Interest income	$2,978	$1,901	$1,077	56.7%
% of net revenue	3.9%	3.9%
Interest expense	(488)	(485)	(3)	0.6%
% of net revenue	-0.6%	-1.0%

Net interest income	$2,490	$1,416	$1,074	75.8%

% of net revenue	3.3%	2.9%
     Interest Income. Interest income was $3.0 million for the three months ended December 31, 2006 compared with $1.9 million for the three months ended December 31, 2005. The $1.1 million increase in interest income resulted from a combination of higher average interest rates, higher average invested cash balances, and the additional week during the quarter. The increase in average invested cash balances during the past twelve months was primarily attributable to $31.7 million of net cash flows from option exercises, including excess tax benefit thereon, and operations, partially offset by $4.6 million of treasury stock purchases under our common stock repurchase program.
     Interest Expense. Interest expense was $488,000 for the three months ended December 31, 2006, essentially unchanged compared with interest expense of $485,000 for the three months ended December 31, 2005. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Three Months Ended December 31,
	2006	2005	$ Change	% Change
Income before provision for income taxes	$13,081	$8,329	$4,752	57.1%
Provision for income taxes	3,740	3,526	214	6.1%
% of income before provision for income taxes	28.6%	42.3%
     The provision for income taxes for the three months ended December 31, 2006 was $3.7 million compared with $3.5 million for the three months ended December 31, 2005, reflecting higher pre-tax profit levels, partially offset by a lower effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended December 31, 2006 and 2005. The effective tax rate for the three months ended December 31, 2006 was 28.6% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the three months ended December 31, 2005 was 42.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax exempt interest income, and research tax credits.

Six months ended December 31, 2006 compared with the six months ended December 31, 2005
Net Revenue.
(in thousands)

	Six Months Ended December 31,
	2006	2005	$ Change	% Change
PC applications	$109,483	$81,663	$27,820	34.1%
% of net revenue	83.6%	81.4%
Digital lifestyle product applications	21,419	18,617	2,802	15.1%
% of net revenue	16.4%	18.6%

Net revenue	$130,902	$100,280	$30,622	30.5%

     Net Revenue. As the fiscal quarter ended December 31, 2006 was a 14-week period and the fiscal quarter ended December 31, 2005 was a 13-week period, net revenue during the six months ended December 31, 2006 reflects an additional week of revenue producing activity.
     We identify the vertical markets that our products serve as the personal computing market (“PC”), from which we generated $109.5 million, or 84%, of net revenue during the six months ended December 31, 2006, and the digital lifestyle product markets, from which we generated $21.4 million, or 16%, of net revenue during the six months ended December 31, 2006. Net revenue was $130.9 million for the six months ended December 31, 2006 compared with $100.3 million for the six months ended December 31, 2005, an increase of $30.6 million, or 30.5%. The increase in net revenue for the six months ended December 31, 2006 was primarily attributable to a $27.8 million, or 34.1%, increase in PC applications net revenue combined with a $2.8 million, or 15.1%, increase in digital lifestyle product applications net revenue. The growth of our digital lifestyle products application revenue was primarily attributable to portable digital music player market growth. Our revenue growth was primarily attributable to an approximately 60% increase in unit shipments reflecting the combination of industry growth and market share gains, partially offset by a lower priced product mix and general competitive pricing pressure.
     Gross Margin. Gross margin as a percentage of net revenue was 40.3%, or $52.8 million, for the six months ended December 31, 2006 compared with 45.7%, or $45.8 million, for the six months ended December 31, 2005. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected a lower margin product design mix, which included a substantial increase in multimedia-oriented products and general competitive pricing pressure, partially offset by lower manufacturing costs resulting from our continuing design and process improvement programs.
Operating Expenses.
(in thousands)

	Six Months Ended December 31,
	2006	2005	$ Change	% Change
Research and development expenses	$19,146	$16,634	$2,512	15.1%
% of net revenue	14.6%	16.6%
Selling, general, and administrative expenses	16,728	13,641	3,087	22.6%
% of net revenue	12.8%	13.6%
Restructuring charge	915	—	915	—
% of net revenue	0.7%	0.0%

Operating expenses	$36,789	$30,275	$6,514	21.5%

% of net revenue	28.1%	30.2%

     Operating expenses. As the fiscal quarter ended December 31, 2006 was a 14-week period and the fiscal quarter ended December 31, 2005 was a 13-week period, operating expenses during the six months ended December 31, 2006 reflect an additional week of costs and expenses.
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 14.6% from 16.6%, while the cost of research and development activities increased $2.5 million, or 15.1%, to $19.1 million for the six months ended December 31, 2006 compared with $16.6 million for the six months ended December 31, 2005. The increase in research and development expenses primarily reflected a $1.3 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, an $853,000 increase in consulting costs, and a $127,000 increase in travel costs. Non-cash share-based compensation costs included in research and development expenses were $2.5 million, or 1.9% of net revenue, and $2.5 million, or 2.5% of net revenue, for the six months ended December 31, 2006 and 2005, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 12.8% from 13.6%, while the cost of selling, general, and administrative activities increased $3.1 million, or 22.6%, to $16.7 million for the six months ended December 31, 2006 compared with $13.6 million for the six months ended December 31, 2005. The increase in selling, general, and administrative expenses primarily reflected a $1.5 million increase in employee cash compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, recruiting costs, and variable compensation costs, a $1.0 million increase in legal fees, and a $418,000 increase in non-cash share-based compensation costs. The increase in legal fees is primarily related to ongoing patent infringement litigation, which is more fully described in Part II – Other Information – Item 1 Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $4.2 million, or 3.2% of net revenue, and $3.8 million, or 3.8% of net revenue, for the six months ended December 31, 2006 and 2005, respectively.
     Restructuring Charge. We incurred a restructuring charge of $915,000 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. Included in the restructuring charge were personnel costs consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash write-down of property and equipment of $102,000.
Income from Operations.
(in thousands)

	Six Months Ended December 31,
	2006	2005	$ Change	% Change
Income from operations	$15,997	$15,568	$429	2.8%

% of net revenue	12.2%	15.5%
     We generated operating income of $16.0 million, or 12.2% of net revenue, for the six months ended December 31, 2006 compared with $15.6 million, or 15.5% of net revenue, for the six months ended December 31, 2005. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 30.5% increase in net revenue, partially offset by a lower gross margin percentage and higher operating expenses.
Interest Income/(Expense).
(in thousands)

	Six Months Ended December 31,
	2006	2005	$ Change	% Change
Interest income	$5,517	$3,452	$2,065	59.8%
% of net revenue	4.2%	3.4%
Interest expense	(975)	(969)	(6)	0.6%
% of net revenue	-0.7%	-1.0%

Net interest income	$4,542	$2,483	$2,059	82.9%

% of net revenue	3.5%	2.5%

     Interest Income. Interest income was $5.5 million for the six months ended December 31, 2006 compared with approximately $3.5 million for the six months ended December 31, 2005. The $2.1 million increase in interest income resulted from a combination of higher average interest rates, higher average invested cash balances, and to a lesser extent, the extra week during the first six months of fiscal 2007. The increase in average invested cash balances during the past twelve months was primarily attributable to $31.7 million of net cash flows from option exercises, including excess tax benefit thereon, and operations, partially offset by $4.6 million of treasury stock purchases under our common stock repurchase program.
     Interest Expense. Interest expense was $975,000 for the six months ended December 31, 2006, essentially unchanged compared with interest expense of $969,000 for the six months ended December 31, 2005. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Six Months Ended December 31,
	2006	2005	$ Change	% Change
Income before provision for income taxes	$20,539	$18,051	$2,488	13.8%
Provision for income taxes	7,071	7,736	(665)	-8.6%
% of income before provision for income taxes	34.4%	42.9%
     The provision for income taxes for the six months ended December 31, 2006 was approximately $7.1 million compared with $7.7 million for the six months ended December 31, 2005, reflecting a lower effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the six months ended December 31, 2006 and 2005. The effective tax rate for the six months ended December 31, 2006 was 34.4% and diverged from the combined federal and state statutory rate primarily due to the benefit of the research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the six months ended December 31, 2005 was 42.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax exempt interest income, and research tax credits.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, and for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $1.9 million for the six months ended December 31, 2006. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2006 and 2005 would have been 32.5% and 37.0%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $253.6 million as of December 31, 2006 compared with $245.2 million as of June 30, 2006, an increase of $8.4 million. The increase in cash, cash equivalents, and short-term investments was attributable to a combination of cash generated from proceeds from stock option exercises and our employee stock purchase plan activity of $9.4 million, and excess tax benefit from share-based compensation of $5.5 million, partially offset by $4.6 million of cash used for the repurchase of 215,000 shares of our common stock and $2.8 million used for the purchase of property and equipment.
     Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2006, generated cash of approximately $696,000 compared with $19.1 million of cash generated during the six months ended December 31, 2005. For the six months ended December 31, 2006, net cash provided by operating activities was primarily attributable to net income of $13.5 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, amortization of debt issuance costs, and the write-down of fixed assets aggregating $8.5 million, largely offset by a $21.0 million net decrease in operating assets and liabilities and deferred tax, net of realized and excess tax benefit generated from share-based compensation, totaling $315,000. The decrease in operating assets and liabilities was primarily attributable to an $18.8 million increase in accounts receivable reflecting the substantial increase in our net revenue during the period. For the six months ended December 31, 2005, the net cash provided by operating activities was primarily attributable to net income of $10.3 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $7.9 million, and a net increase in operating assets and liabilities of $2.1 million, partially offset by deferred tax, net of realized and excess tax benefit, generated from share-based compensation aggregating $1.2 million.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2006 used net cash of $2.6 million compared with net cash used of $45.8 million during the six months ended December 31, 2005. During the six months ended December 31, 2006, net cash used by investing activities consisted of purchases of $133.3 million of short-term investments and purchases of $2.8 million of property and equipment, largely offset by $133.5 million in proceeds from sales and maturities of short-term investments. During the six months ended December 31, 2005, net cash used in investing activities consisted of purchases of $131.2 million of short-term investments and $2.1 million of property and equipment, partially offset by $87.5 million in proceeds from sales and maturities of short-term investments.
     Cash Flows from Financing Activities. Net cash generated by financing activities for the six months ended December 31, 2006 was $10.3 million compared with net cash used in financing activities of $15.6 million for the six months ended December 31, 2005. Our financing activities for the six months ended December 31, 2006 consisted primarily of $9.4 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $5.5 million of excess tax benefit from share-based compensation, partially offset by $4.6 million of cash used for the purchase of 215,000 shares of treasury stock. Our financing activities for the six months ended December 31, 2005 consisted primarily of $18.8 million of cash used for the purchase of 1.2 million shares of treasury stock, partially offset by $2.3 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $880,000 of excess tax benefit from share-based compensation.
     Common Stock Repurchase Program. In October 2005, our board of directors authorized an additional $40 million for our stock repurchase program, raising the aggregate authorization level to $80 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. Purchases under this program totaled 2,521,100 shares through December 31, 2006 for an aggregate cost of $44.6 million, or an average cost of $17.69 per share. The authorization for the remaining $35.4 million available under the stock repurchase program will expire in October 2007.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. Upon conversion of the Notes, in lieu of delivering common stock, we may, at our discretion, deliver cash or a combination of cash and common stock. As of December 31, 2006, none of the conditions for conversion or redemption of the Notes had occurred.
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
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our business levels, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2006 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$142	$1	$2	$2	$137
Note payable (1)	3	3	—	—	—
Building leases	2	1	1	—	—

Total	$147	$5	$3	$2	$137

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $125 million and no amounts would be due in more than three years.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We expect the adoption of FIN 48 will result in certain presentation reclassifications on our balance sheet, but do not expect a material impact on our results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. Further, SAB 108 does not change the Staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB 108 is effective for our fiscal 2007. We do not expect the adoption of SAB 108 to have a material impact on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.

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
     During the quarter ending March 31, 2007, we will implement a new ERP system. Accordingly, you should refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2006.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 10, 2006, Elantech Devices Corporation filed a Complaint for Patent Infringement against us in the United States District Court for the Northern District of California, San Jose Division, claiming that we infringed Elantech’s U.S. Patent No. 5,825,352 and seeking single and treble damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. On April 6, 2006, we filed our Answer to the Complaint and Counterclaims against Elantech, claiming that Elantech has infringed and induced infringement of our U.S. Patent Nos. 5,543,591, 5,880,411, 5,943,052, and 6,380,931 and seeking single and treble damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In October 2005, our board of directors authorized an expansion of our stock repurchase program for up to an additional $40 million of our common stock and $35.4 million remains available under the expanded program. There were no purchases under the stock repurchase program during the quarter ended December 31, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2006 Annual Meeting of Stockholders was held on October 17, 2006 for the purpose of electing two directors to serve for three-year terms expiring in 2009 and to ratify the appointment of KPMG LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending June 30, 2007.
     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2009 as set forth in the Proxy Statement:

Nominee	Votes in Favor	Withheld
Keith B. Geeslin	22,178,806	1,185,949
Jeffrey D. Buchanan	22,795,960	568,795
     The following directors’ terms of office continued after the 2006 Annual Meeting of Stockholders: Federico Faggin, Francis Lee, Richard Sanquini, and W. Ronald Van Dell.
     Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending June 30, 2007 was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
23,344,108	7,423	13,223	—
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 6, 2007	By: Name:	/s/ Francis F. Lee Francis F. Lee
	Title:	President and Chief Executive Officer

	By: Name:	/s/ Russell J. Knittel Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer