Form 10-Q
period 2007-03-31
SYNAPTICS INC
filed 2007-05-08
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of shares of Common Stock outstanding at May 4, 2007: 25,658,837

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,456	$38,724
Short-term investments	197,771	206,452
Accounts receivable, net of allowances of $419 and $189, respectively	49,103	34,034
Inventories	9,125	10,010
Income taxes receivable	8,736	—
Prepaid expenses and other current assets	4,324	3,407

Total current assets	316,515	292,627
Property and equipment, net	18,252	16,038
Goodwill	1,927	1,927
Other assets	17,252	20,829

	$353,946	$331,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,186	$16,542
Accrued compensation	4,343	4,842
Income taxes payable	8,153	8,078
Other accrued liabilities	8,343	5,377
Note payable to a related party	1,500	—

Total current liabilities	40,525	34,839
Note payable to a related party	—	1,500
Other liabilities	2,032	3,040
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 29,003,393 and 27,462,125 shares issued, respectively	29	27
Additional paid-in capital	166,451	134,217
Less: 3,588,100 and 2,306,100 common treasury shares, respectively, at cost	(72,345)	(39,999)
Accumulated other comprehensive loss	(110)	(464)
Retained earnings	92,364	73,261

Total stockholders’ equity	186,389	167,042

	$353,946	$331,421

See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenue	$64,309	$40,365	$195,211	$140,645
Cost of revenue (1)	39,162	22,257	117,278	76,694

Gross margin	25,147	18,108	77,933	63,951

Operating expenses:
Research and development (1)	9,485	9,106	28,631	25,740
Selling, general, and administrative (1)	9,339	6,952	26,067	20,593
Restructuring	—	—	915	—

Total operating expenses	18,824	16,058	55,613	46,333

Income from operations	6,323	2,050	22,320	17,618
Interest income	2,713	2,179	8,230	5,631
Interest expense	(488)	(485)	(1,463)	(1,454)

Income before provision for income taxes	8,548	3,744	29,087	21,795
Provision for income taxes	2,913	2,121	9,984	9,857

Net income	$5,635	$1,623	$19,103	$11,938

Net income per share:
Basic	$0.22	$0.07	$0.75	$0.49

Diluted	$0.20	$0.06	$0.67	$0.44

Shares used in computing net income per share:
Basic	25,823	24,737	25,509	24,602

Diluted	29,592	29,201	29,512	29,002

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$160	$145	$492	$525
Research and development	$1,262	$1,165	$3,736	$3,700
Selling, general, and administrative	$1,966	$1,967	$6,169	$5,752
See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$19,103	$11,938
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	10,397	9,977
Deferred taxes from share-based compensation	(1,106)	(1,964)
Tax benefit realized from share-based compensation	7,843	4,717
Excess tax benefit from share-based compensation	(7,246)	(3,962)
Depreciation of property and equipment	1,637	1,208
Impairment of property and equipment	102	—
Amortization of debt issuance costs	645	645
Changes in operating assets and liabilities:
Accounts receivable, net	(15,069)	4,070
Inventories	885	(2,915)
Prepaid expenses and other current assets	(917)	(646)
Other assets	4,038	(1,325)
Accounts payable	1,644	1,617
Accrued compensation	(553)	(749)
Income taxes	(8,661)	(3,378)
Other accrued liabilities	2,966	130
Other liabilities	(1,008)	91

Net cash provided by operating activities	14,700	19,454

Cash flows from investing activities
Purchases of short-term investments	(197,307)	(188,081)
Proceeds from sales and maturities of short-term investments	206,342	164,332
Purchases of property and equipment	(3,953)	(2,379)

Net cash provided by (used in) investing activities	5,082	(26,128)

Cash flows from financing activities
Purchase of treasury stock	(32,346)	(18,819)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	14,050	6,553
Excess tax benefit from share-based compensation	7,246	3,962

Net cash used in financing activities	(11,050)	(8,304)

Net increase (decrease) in cash and cash equivalents	8,732	(14,978)
Cash and cash equivalents at beginning of period	38,724	72,232

Cash and cash equivalents at end of period	$47,456	$57,254

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$469

Cash paid for income taxes	$8,281	$11,494

See notes to condensed consolidated financial statements (unaudited).
..

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 will be a 53-week period ending on June 30, 2007, and fiscal 2006 was a 52-week period ending on June 24, 2006. The fiscal periods presented in this report were 13-week periods for the three months ended March 31, 2007 and March 30, 2006 and 40-week and 39-week periods for the nine months ended March 31, 2007 and March 30, 2006, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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
2. Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as we provide the services under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is reasonably assured.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Basic net income	$5,635	$1,623	$19,103	$11,938
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	266	266	798	798

Diluted net income	$5,901	$1,889	$19,901	$12,736

Denominator:
Shares, basic	25,823	24,737	25,509	24,602
Effect of dilutive share-based awards	1,295	1,990	1,529	1,926
Effect of convertible notes	2,474	2,474	2,474	2,474

Shares, diluted	29,592	29,201	29,512	29,002

Net income per share:
Basic	$0.22	$0.07	$0.75	$0.49

Diluted	$0.20	$0.06	$0.67	$0.44

     Dilutive net income per share does not include the effect of 2,300,946, 1,895,999, 2,531,225, and 2,034,030 share-based awards that were outstanding during the three months ended March 31, 2007 and 2006 and the nine months ended March 31, 2007 and 2006, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
     In April 2007, we made an irrevocable election to cash settle the principal amount of our convertible notes upon conversion of the notes. Our election to cash settle the principal amount of our convertible notes upon conversion will result in us using the “treasury stock” method for calculating diluted shares. Accordingly, we will include on a prospective basis diluted shares underlying the convertible notes in our diluted earnings per share calculation only when the average closing stock price for the period exceeds the conversion price of the notes, which is currently $50.53 per share.
4. Cash Equivalents and Short-Term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive loss within stockholders’ equity. We may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.

5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
Raw materials	$6,700	$9,743
Finished goods	2,425	267

	$9,125	$10,010

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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the nine-month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	March 31,
	2007	2006
Beginning accrued warranty	$357	$369
Provision for product warranties	539	609
Cost of warranty claims and settlements	(470)	(665)

Ending accrued warranty	$426	$313

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
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims that was granted in July 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims. We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with Elantech’s claims and have expensed as incurred all legal fees associated with the legal proceedings.
7 . Convertible Senior Subordinated Notes
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
     The Notes are convertible into shares of our common stock, initially at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with SFAS 128 as it applies to the method of settling the principal amount of the notes and Emerging Issues Task Force (“EITF”) Issue No. 04-08 as it applies to the market price conversion trigger embedded in the notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 27.7085 shares per $1,000 of principal amount of Notes, or a total of 3,463,562 shares of common stock, which is equivalent to a conversion price of $36.09 per share of common stock. The additional 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
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
     In April 2007, we made an irrevocable election to cash settle the principal amount of our convertible notes upon conversion of the notes. Our election to cash settle the principal amount of our convertible notes upon conversion will result in us using the “treasury stock” method for calculating diluted shares. Accordingly, we will include on a prospective basis diluted shares underlying the convertible notes in our diluted earnings per share calculation only when the average closing stock price for the period exceeds the conversion price of the notes, which is currently $50.53 per share. As of March 31, 2007, none of the conditions for conversion of the Notes had occurred.
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
     Interest expense includes the amortization of debt issuance costs. We recorded $449,000 of interest expense on the Notes during each of the three-month periods ended March 31, 2007 and 2006, and $1.3 million during each of the nine-month periods ended March 31, 2007 and 2006.

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
     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant during the nine months ended March 31, 2007, were as follows:

	Awards				2001
	Available	1996	2000	2001	Employee
	Under All	Stock	Nonstatutory	Incentive	Stock
	Share-Based	Option	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 30, 2006	3,292,246	226,465	37,584	2,414,826	613,371
Additional shares authorized	1,144,469	—	—	1,144,469	—
Stock options granted	(866,048)	—	—	(866,048)	—
Deferred stock units granted	(168,329)	—	—	(168,329)	—
Purchases under employee stock purchase plan	(105,004)	—	—	—	(105,004)
Forfeited and expired	245,678	2,926	—	242,752	—
Plan shares expired	(229,391)	(229,391)	—	—	—

Balance at March 31, 2007	3,313,621	—	37,584	2,767,670	508,367

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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three and nine months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of revenue	$160	$145	$492	$525
Research and development	1,262	1,165	3,736	3,700
Selling, general, and administrative	1,966	1,967	6,169	5,752

Total	$3,388	$3,277	$10,397	$9,977

Income tax benefit recorded on share-based compensation	$896	$771	$2,775	$2,185

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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. For the nine months ended March 31, 2007, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $9.5 million, of which $440,000 of the tax benefit was recognized as a reduction of the provision for income taxes, $1.2 million reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining $7.8 million of tax benefit was recorded directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $7.2 million for the nine months ended March 31, 2007.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 3.6 million treasury shares were also available for issuance as of March 31, 2007. Any additional shares repurchased under the stock repurchase program would be available for issuance under our share-based compensation plans.
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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited during the nine months ended March 31, 2007, and the balance and aggregate intrinsic value of DSUs as of March 31, 2007. The aggregate intrinsic value is based on the closing price of our common stock on March 30, 2007 of $25.58.

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(thousands)	Fair Value
Balance at June 30, 2006	38,280		$29.68
Granted	168,329		$25.19
Delivered	(6,986)		$30.71
Forfeited	(8,710)		$24.71

Balance at March 31, 2007	190,913	$4,884	$25.91

     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan were approximately $3.8 million as of March 31, 2007, to be recognized over a weighted average period of approximately three years.
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
     The following table summarizes stock option activity and weighted average exercise prices for the nine months ended March 31, 2007, and for options outstanding, options vested and expected to vest, and options exercisable, the weighted average exercise prices, the weighted average remaining contractual life, and the aggregate intrinsic value as of March 31, 2007. The aggregate intrinsic value is based on the closing price of our common stock on March 30, 2007 of $25.58 and excludes the impact of options that were not in-the-money.

	Stock	Weighted	Remaining	Aggregate
	Option	Average	Contractual	Intrinsic
	Awards	Exercise	Life	Value
	Outstanding	Price	(years)	(thousands)
Balance at June 30, 2006	5,808,011	$14.55
Granted	866,048	$23.24
Exercised	(1,431,259)	$8.50
Forfeited and expired	(236,968)	$20.41

Balance at March 31, 2007	5,005,832	$17.50	7.2	$44,172

Vested and expected to vest	4,736,606	$17.16	7.1	$43,312

Exercisable	2,707,822	$12.96	5.9	$35,524

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the nine months ended March 31, 2007 and 2006 (in thousands):

	Nine Months Ended
	March 31,
	2007	2006
Cash received	$12,162	$4,908
Aggregate intrinsic value	$28,047	$13,393
     The grant date fair value of each award granted under the Plans during the nine months ended March 31, 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	54.3% - 60.5%
Expected life in years	5.0
Risk-free interest rate	4.7% - 5.0%
Grant date fair value per award	$11.81-$15.93
     The expected volatility is based on a weighting of implied and historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans were approximately $27.9 million as of March 31, 2007, to be recognized over a weighted average period of approximately three years.
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
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the nine months ended March 31, 2007 and 2006 (in thousands, except for shares purchased and weighted average purchase price):

	Nine Months Ended
	March 31,
	2007	2006
Shares purchased	105,004	93,020
Weighted average purchase price	$17.99	$17.69
Cash received	$1,888	$1,645
Aggregate intrinsic value	$794	$488
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering periods that commenced on January 1, 2005 and 2006 were terminated on June 30, 2005 and 2006 and new offering periods commenced on July 1, 2005 and 2006, respectively. The June 30, 2005 modification affected 169 employees, and the June 30, 2006 modification affected 13 employees. Both modifications resulted in incremental compensation costs that are being recognized on a straight-line basis over the period from the modification date through June 30, 2007.
     The grant date fair value of each award granted under our ESPP during the nine months ended March 31, 2007 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

Expected volatility	38.1% - 50.2%
Expected life in years	0.5
Risk-free interest rate	5.1%
Grant date fair value per award	$7.93
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
     Unrecognized share-based compensation costs for awards granted under our ESPP were approximately $287,000 as of March 31, 2007, and will be recognized over the remainder of fiscal 2007.
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
     The income tax provision of $2.9 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2007 was 34.1% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the three months ended March 31, 2006 was 56.7% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax-exempt interest income, and research tax credits.
     The income tax provision of $10.0 million and $9.9 million for the nine months ended March 31, 2007 and 2006, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2007 was 34.3% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits in general, research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the nine months ended March 31, 2006 was 45.2% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax-exempt interest income, and research tax credits.
10. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 83% and 90% of net revenue for the three months ended March 31, 2007 and 2006, respectively, and 83% and 84% of net revenue for the nine months ended March 31, 2007 and 2006, respectively.

     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
China	$45,762	$30,951	$159,791	$106,268
Taiwan	13,511	4,124	19,727	18,784
Other	5,036	5,290	15,693	15,593

	$64,309	$40,365	$195,211	$140,645

     Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Customer A	15%	15%	15%	*
Customer B	14%	*	12%	*
Customer C	10%	*	*	*
Customer D	*	11%	11%	*
Customer E	*	*	*	16%
     Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	March 31,	June 30,
	2007	2006
Customer A	19%	18%
Customer B	19%	*
Customer C	11%	11%
Customer D	*	11%

*	Less than 10%
11. Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our short-term investments due to interest rate fluctuations. The unrealized gains and losses on our short-term investments are considered to be temporary in nature and were not material for either the three or nine-month periods ended March 31, 2007 and 2006. Accordingly, comprehensive income closely approximated net income. We use the United States dollar as the functional currency in accounting for our foreign entities and recognize remeasurement adjustments in our consolidated statement of income.
12. Restructuring Charge
     We incurred a restructuring charge of $915,000 during the second quarter of fiscal 2007 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. We accounted for our restructuring charge in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. Cash payments associated with the restructuring charge aggregated approximately $526,000 during the nine months ended March 31, 2007.

13. Subsequent Events
     Subsequent to March 31, 2007, our board of directors authorized an additional $80 million for our stock repurchase program, raising the aggregate authorization level to $160 million and extending the period for repurchase to April 2009. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors.
     In addition, on April 26, 2007, we made an irrevocable election to cash settle the principal amount of our convertible notes upon conversion of the notes. Our election to cash settle the principal amount of our convertible notes upon conversion will result in us using the “treasury stock” method for calculating diluted shares. Accordingly, we will include on a prospective basis diluted shares underlying the convertible notes in our diluted earnings per share calculation only when the average closing stock price for the period exceeds the conversion price of the notes, which is currently $50.53 per share.
14. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We expect the adoption of FIN 48 will result in certain presentation reclassifications on our balance sheet, but we do not expect a material impact on our results of operations or cash flows.
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
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2006, including particularly Item 1A Risk Factors.
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
     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs, assembly and test costs, and implementing design and process improvements. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis. Generally, our products, which contain a higher percentage of third-party content, may have lower gross margins. Our newly introduced products may have lower gross margins than our more mature products that have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margins.
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
Revenue Recognition
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue, which is typically upon shipment. We record contract revenue for research and development as we provide the services under the terms of the contract. We recognize non-refundable contract fees for which no further performance obligations exist and for which there is no continuing involvement by us on the earlier of when the payments are received or when collection is assured.
Inventory
     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. The following factors influence our estimates: changes to or cancellations of customer orders; unexpected decline in demand; rapid product improvements and technological advances; and termination or changes by our OEM customers of any product offerings incorporating our product solutions.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares

(qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Results of Operations
Three months ended March 31, 2007 compared with the three months ended March 31, 2006
Net Revenue.
(in thousands)

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
PC applications	$53,446	$36,227	$17,219	47.5%
% of net revenue	83.1%	89.7%
Digital lifestyle product applications	10,863	4,138	6,725	162.5%
% of net revenue	16.9%	10.3%

Net revenue	$64,309	$40,365	$23,944	59.3%

     We identify the vertical markets that our products serve as the personal computing market (“PC”), from which we generated $53.4 million, or 83.1%, of net revenue during the quarter ended March 31, 2007, and the digital lifestyle product markets, from which we generated $10.9 million, or 16.9%, of net revenue during the quarter ended March 31, 2007. Net revenue was $64.3 million for the three months ended March 31, 2007 compared with $40.4 million for the three months ended March 31, 2006, an increase of $23.9 million, or 59.3%. The increase in net revenue for the three months ended March 31, 2007 was attributable to a $17.2 million, or 47.5%, increase in PC applications net revenue and a $6.7 million, or 162.5%, increase in digital lifestyle product applications net revenue. Our revenue growth was primarily attributable to an approximately 95% increase in unit shipments reflecting the combination of industry growth and market share gains, partially offset by a lower-priced product mix and general competitive pricing pressure.
Gross Margin.
(in thousands)

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Gross Margin	$25,147	$18,108	$7,039	38.9%
% of net revenue	39.1%	44.9%
     Gross Margin. Gross margin as a percentage of net revenue was 39.1%, or $25.1 million, for the three months ended March 31, 2007 compared with 44.9%, or $18.1 million, for the three months ended March 31, 2006. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected a lower margin product design mix, which included a substantial increase in multimedia-oriented products and general competitive pricing pressure, partially offset by lower manufacturing costs resulting from our continuing design, process-improvement, and cost-reduction programs.

Operating Expenses.
(in thousands)

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Research and development expenses	$9,485	$9,106	$379	4.2%
% of net revenue	14.8%	22.6%
Selling, general, and administrative expenses	9,339	6,952	2,387	34.3%
% of net revenue	14.5%	17.2%

Operating expenses	$18,824	$16,058	$2,766	17.2%

% of net revenue	29.3%	39.8%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 14.7% from 22.6%, while the cost of research and development activities increased $379,000, or 4.2%, to $9.5 million for the three months ended March 31, 2007 compared with $9.1 million for the three months ended March 31, 2006. The increase in research and development expenses primarily reflected a $661,000 increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, and a $295,000 increase in various general support costs, partially offset by a $577,000 reduction of development project expenses including materials and other related costs. Non-cash share-based compensation costs included in research and development expenses were $1.3 million, or 2.0% of net revenue, and $1.2 million, or 2.9% of net revenue, for the three months ended March 31, 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 14.5% from 17.2%, while the cost of selling, general, and administrative activities increased $2.4 million, or 34.3%, to approximately $9.3 million for the three months ended March 31, 2007 compared with approximately $7.0 million for the three months ended March 31, 2006. The increase in selling, general, and administrative expenses primarily reflected a $1.1 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, and a $541,000 increase in legal fees, a $398,000 increase in outside consulting and outside service costs, and a $165,000 increase in travel and related costs. The increase in legal fees is primarily related to ongoing patent infringement litigation, which is more fully described in Part II — Other Information — Item 1 Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $2.0 million in both the March quarters of fiscal 2007 and 2006, representing 3.1% and 4.9% of net revenue, respectively.
Income from Operations.
(in thousands)

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Income from operations	$6,323	$2,050	$4,273	208.4%

% of net revenue	9.8%	5.1%
     We generated operating income of $6.3 million, or 9.8% of net revenue, for the three months ended March 31, 2007 compared with approximately $2.0 million, or 5.1% of net revenue, for the three months ended March 31, 2006. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 59.3% increase in net revenue, partially offset by a lower gross margin percentage and higher operating expenses.

Interest Income/(Expense).
(in thousands)

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Interest income	$2,713	$2,179	$534	24.5%
% of net revenue	4.2%	5.4%
Interest expense	(488)	(485)	(3)	0.6%
% of net revenue	-0.8%	-1.2%

Net interest income	$2,225	$1,694	$531	31.3%

% of net revenue	3.5%	4.2%
     Interest Income. Interest income was $2.7 million for the three months ended March 31, 2007 compared with $2.2 million for the three months ended March 31, 2006. The $534,000 increase in interest income resulted from a combination of higher average interest rates and higher average invested cash balances. The increase in average invested cash balances during the past 12 months was primarily attributable to $44.5 million of net cash flows from operations, option exercises, including excess tax benefit thereon, partially offset by $32.3 million of treasury stock purchases under our common stock repurchase program.
     Interest Expense. Interest expense was $488,000 for the three months ended March 31, 2007, essentially unchanged compared with interest expense of $485,000 for the three months ended March 31, 2006. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Income before provision for income taxes	$8,548	$3,744	$4,804	128.3%
Provision for income taxes	2,913	2,121	792	37.3%
% of income before provision for income taxes	34.1%	56.7%
     The provision for income taxes for the three months ended March 31, 2007 was $2.9 million compared with $2.1 million for the three months ended March 31, 2006, reflecting higher pre-tax profit levels, partially offset by a lower effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the three months ended March 31, 2007 and 2006. The effective tax rate for the three months ended March 31, 2007 was 34.1% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the three months ended March 31, 2006 was 56.7% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax-exempt interest income, and research tax credits.

Nine months ended March 31, 2007 compared with the nine months ended March 31, 2006
Net Revenue.
(in thousands)

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
PC applications	$162,722	$117,890	$44,832	38.0%
% of net revenue	83.4%	83.8%
Digital lifestyle product applications	32,489	22,755	9,734	42.8%
% of net revenue	16.6%	16.2%

Net revenue	$195,211	$140,645	$54,566	38.8%

     We generated $162.7 million, or 83.4%, of net revenue during the nine months ended March 31, 2007 from the personal computing market (“PC”), and we generated $32.5 million, or 16.6%, of net revenue during the nine months ended March 31, 2007 from the digital lifestyle product markets. Net revenue was $195.2 million for the nine months ended March 31, 2007 compared with $140.6 million for the nine months ended March 31, 2006, an increase of $54.6 million, or 38.8%. The increase in net revenue for the nine months ended March 31, 2007 was attributable to a $44.8 million, or 38.0%, increase in PC applications net revenue and a $9.7 million, or 42.8%, increase in digital lifestyle product applications net revenue. Our revenue growth was primarily attributable to an approximately 72% increase in unit shipments reflecting the combination of industry growth and market share gains, partially offset by a lower-priced product mix and general competitive pricing pressure.
Gross Margin.
(in thousands)

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
Gross Margin	$77,933	$63,951	$13,982	21.9%
% of net revenue	39.9%	45.5%
     Gross Margin. Gross margin as a percentage of net revenue was 39.9%, or $77.9 million, for the nine months ended March 31, 2007 compared with 45.5%, or $64.0 million, for the nine months ended March 31, 2006. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected a lower margin product design mix, which included a substantial increase in multimedia-oriented products and general competitive pricing pressure, partially offset by lower manufacturing costs resulting from our continuing design, process-improvement, and cost-reduction programs.
Operating Expenses.
(in thousands)

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
Research and development expenses	$28,631	$25,740	$2,891	11.2%
% of net revenue	14.7%	18.3%
Selling, general, and administrative expenses	26,067	20,593	5,474	26.6%
% of net revenue	13.4%	14.6%
Restructuring charge	915	—	915	—
% of net revenue	0.5%	0.0%

Operating expenses	$55,613	$46,333	$9,280	20.0%

% of net revenue	28.5%	32.9%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 14.7% from 18.3%, while the cost of research and development activities increased $2.9 million, or 11.2%, to $28.6 million for the nine months ended March 31, 2007 compared with $25.7 million for the nine months ended March 31, 2006. The increase in research and development expenses primarily reflected a $1.9 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, a $786,000 increase in consulting and outside service costs, and a $952,000 increase in infrastructure and support costs, partially offset by a $790,000 reduction of project materials and related costs. Non-cash share-based compensation costs included in research and development expenses were $3.7 million, or 1.9% of net revenue, and $3.7 million, or 2.6% of net revenue, for the nine months ended March 31, 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 13.4% from 14.6%, while the cost of selling, general, and administrative activities increased $5.5 million, or 26.6%, to $26.1 million for the nine months ended March 31, 2007 compared with $20.6 million for the nine months ended March 31, 2006. The increase in selling, general, and administrative expenses primarily reflected a $3.1 million increase in employee compensation and employment related costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, recruiting costs, and variable compensation costs, a $1.5 million increase in legal fees, and a $729,000 increase in consulting and outside service costs. The increase in legal fees is primarily related to ongoing patent infringement litigation, which is more fully described in Part II — Other Information — Item 1 Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $6.2 million, or 3.2% of net revenue, and $5.8 million, or 4.1% of net revenue, for the nine months ended March 31, 2007 and 2006, respectively.
     Restructuring Charge. During the nine-month period ended March 31, 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. Included in the restructuring charge were personnel costs consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000.
Income from Operations.
(in thousands)

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
Income from operations	$22,320	$17,618	$4,702	26.7%

% of net revenue	11.4%	12.5%
     We generated operating income of $22.3 million, or 11.4% of net revenue, for the nine months ended March 31, 2007 compared with $17.6 million, or 12.5% of net revenue, for the nine months ended March 31, 2006. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 38.8% increase in net revenue, partially offset by a lower gross margin percentage and higher operating expenses.
Interest Income/(Expense).
(in thousands)

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
Interest income	$8,230	$5,631	$2,599	46.2%
% of net revenue	4.2%	4.0%
Interest expense	(1,463)	(1,454)	(9)	0.6%
% of net revenue	-0.7%	-1.0%

Net interest income	$6,767	$4,177	$2,590	62.0%

% of net revenue	3.5%	3.0%
     Interest Income. Interest income was $8.2 million for the nine months ended March 31, 2007 compared with $5.6 million for the nine months ended March 31, 2006. The $2.6 million increase in interest income resulted from a combination of higher average interest rates and higher average invested cash balances. The increase in average invested cash balances during the past 12 months was primarily attributable to $44.5 million of net cash flows from operations and option activity, including excess tax benefit thereon, partially offset by $32.3 million of treasury stock purchases under our common stock repurchase program.
     Interest Expense. Interest expense was approximately $1.5 million for the nine months ended March 31, 2007 and 2006. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
Income before provision for income taxes	$29,087	$21,795	$7,292	33.5%
Provision for income taxes	9,984	9,857	127	1.3%
% of income before provision for income taxes	34.3%	45.2%
     The provision for income taxes for the nine months ended March 31, 2007 was $10.0 million compared with $9.9 million for the nine months ended March 31, 2006, reflecting higher pre-tax profit levels, largely offset by a lower effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the nine months ended March 31, 2007 and 2006. The effective tax rate for the nine months ended March 31, 2007 was 34.3% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits in general, research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the nine months ended March 31, 2006 was 45.2% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and other permanent taxable differences, partially offset by the impact of higher income from foreign operations, the benefit of tax-exempt interest income, and research tax credits.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $2.8 million and $2.2 million for the nine months ended March 31, 2007 and 2006, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2007 and 2006 would have been 32.3% and 37.9%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments of $245.2 million as of March 31, 2007 were essentially unchanged from June 30, 2006. During the nine months ended March 31, 2007, cash, cash equivalents, and short-term investments included the impact of $14.7 million from operating cash flows, $14.0 million from stock option exercises and our employee stock purchase plan activity, and $7.2 million of excess tax benefit from share-based compensation, offset by $32.3 million of cash used for the repurchase of approximately 1.3 million shares of our common stock and $4.0 million used for the purchase of property and equipment.

     Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2007 generated cash of approximately $14.7 million compared with approximately $19.5 million of cash generated during the nine months ended March 31, 2006. For the nine months ended March 31, 2007, net cash provided by operating activities was primarily attributable to net income of $19.1 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, amortization of debt issuance costs, and the impairment of fixed assets aggregating $12.8 million, partially offset by a $16.7 million net increase in operating assets and liabilities. The increase in operating assets and liabilities was primarily attributable to a $15.1 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period. For the nine months ended March 31, 2006, the net cash provided by operating activities was primarily attributable to net income of $11.9 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $11.8 million, partially offset by a net increase in operating assets and liabilities of $3.1 million and deferred tax, net of realized and excess tax benefit generated from share-based compensation, totaling $1.2 million.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine months ended March 31, 2007 generated net cash of $5.1 million compared with net cash used of $26.1 million during the nine months ended March 31, 2006. During the nine months ended March 31, 2007, net cash generated by investing activities consisted of $206.3 million in proceeds from sales and maturities of short-term investments, largely offset by $197.3 million used for the purchase of short-term investments and approximately $4.0 million used for the purchase of property and equipment. During the nine months ended March 31, 2006, net cash used in investing activities consisted of $188.1 million for purchases of short-term investments and $2.4 million for purchases of property and equipment, partially offset by $164.3 million in proceeds from sales and maturities of short-term investments.
     Cash Flows from Financing Activities. Net cash used by financing activities for the nine months ended March 31, 2007 was approximately $11.1 million compared with net cash used in financing activities of $8.3 million for the nine months ended March 31, 2006. Cash used in our financing activities for the nine months ended March 31, 2007 consisted primarily of $32.3 million of cash used for the purchase of 1.3 million shares of treasury stock, partially offset by approximately $14.1 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and approximately $7.2 million of excess tax benefit from share-based compensation. Our financing activities for the nine months ended March 31, 2006 consisted primarily of $18.8 million of cash used for the purchase of 1.2 million shares of treasury stock, partially offset by approximately $6.6 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $4.0 million of excess tax benefit from share-based compensation.
     Common Stock Repurchase Program. In October 2005, our board of directors authorized an additional $40 million for our stock repurchase program, raising the aggregate authorization level to $80 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. Aggregate purchases under this program totaled 3,588,100 shares through March 31, 2007 at a cost of $72.3 million, or an average cost of $20.16 per share. Subsequent to March 31, 2007, our board of directors authorized an additional $80 million for our stock repurchase program, bringing the total authorization level to $160 million and extending the period for repurchase to April 2009.
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
     The Notes are convertible into 2,473,975 shares of our common stock, subject to adjustment in certain events. The denominator of the diluted net income per share calculation includes the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with SFAS 128 as it applies to the method of settling the principal amount of the notes and Emerging Issues Task Force (“EITF”) Issue No. 04-08 as it

applies to the market price conversion trigger embedded in the notes. Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 989,587 additional shares, or a total of 3,463,562 shares of common stock. These additional shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
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
     In April 2007, we made an irrevocable election to cash settle the principal amount of our convertible notes upon conversion of the notes. Our election to cash settle the principal amount of our convertible notes upon conversion will result in us using the “treasury stock” method for calculating diluted shares. Accordingly, we will include on a prospective basis diluted shares underlying the convertible notes in our diluted earnings per share calculation only when the average closing stock price for the period exceeds the conversion price of the notes, which is currently $50.53 per share. As of March 31, 2007, none of the conditions for conversion or redemption of the Notes had occurred.
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
     Note Payable to a Related Party. The note payable of $1.5 million to National Semiconductor Corporation (National) due August 2007 represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., or Foveon, in which National is also an investor. Our decision to make any payment under the limited-recourse note to National will depend on several factors, including current valuations, Foveon’s progress and prospects, and any discounts associated with the note.
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

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2007 (in millions):

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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. We expect the adoption of FIN 48 will result in certain presentation reclassifications on our balance sheet, but we do not expect a material impact on our results of operations or cash flows.
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
     During the fiscal quarter covered by this report, we implemented a new ERP system and in connection therewith adapted certain of our internal controls over financial reporting to utilize our ERP system capabilities. We believe there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims that was granted on July 7, 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims. We intend to vigorously defend our patents and pursue our counterclaims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In April 2007, our board of directors authorized a further expansion of our stock repurchase program for up to an additional $80 million, raising the aggregate authorization level to $160 million and extending the period for repurchase to April 2009. The following sets forth purchases of our common stock under the repurchase program for each fiscal month during the three month period ended March 31, 2007:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
December 31, 2006 - February 3, 2007	—	—	2,521,100	$35,388,000
February 4, 2007 - March 3, 2007	1,067,000	$25.99	3,588,100	$7,653,000
March 4, 2007 - March 31, 2007	—	—	3,588,100	$7,653,000

Total	1,067,000	$25.99

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 7, 2007	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer

INDEX TO EXHIBIT

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer