Form 10-K
period 2007-06-30
SYNAPTICS INC
filed 2007-09-06
CIK 817720

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
Commission File Number 000-49602
SYNAPTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0118518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Scott Blvd., Ste 130
Santa Clara, California	95054

(Address of principal executive offices)	(Zip Code)
(408) 454-5100

Registrant’s telephone number, including area code
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	The Nasdaq Global Select Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated Filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by nonaffiliates of the registrant (24,894,527 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 29, 2006 of $29.69, was $739,118,507. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of August 1, 2007, there were outstanding 26,238,166 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2007
Statement Regarding Forward-Looking Statements
     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2008 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.
 - i -

PART I
ITEM 1. BUSINESS
Overview
          We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market and the market for digital lifestyle products, including portable digital music and video players, mobile phones, and other select electronic device markets with our customized user interface solutions.
          We are the global market leader in providing user interface solutions for notebook computers. Our original equipment manufacturer, or OEM, customers include tier one PC OEMs. We generally supply custom designed user interface solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. Through our new OneTouch offering, we now offer not only our custom module solutions but also access to our technologies to enable customers to develop their own user interface designs for capacitive buttons and scrolling applications for products such as mobile phones, portable digital music and video players, and notebook peripherals.
          Our website is www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Securities Exchange Act. These reports are available immediately after their electronic filing with the Securities and Exchange Commission. The website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.
PC Market
          We provide custom user interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebooks, other PC applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as desktop and PC remote control applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position and movement of a person’s finger on its surface; the TouchStyk™, a self contained, easily integrated pointing stick module; and dual pointing solutions, which combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice. Additional products offered for the PC markets include LuxPad™, Dual Mode TouchPad, QuickStroke®, RoundPad™, TouchRing™, ScrollStrip™, LightTouch™, SmartTouch, MobileTouch™, ClearPad™, NavPoint™, and OneTouch.
          The latest industry projections for notebook unit growth for the period 2007-2011 show a compound annual growth rate of 15% compared with 3% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content, which is expanding on a daily basis. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added user interface solutions for each of the key end-user preferences. We estimate that in our fiscal 2007 approximately 83% of all notebook computers sold used solely a touch pad interface; 2% used solely a pointing stick interface; and 15% used a dual pointing interface, which consists of both a touch pad and a pointing stick. Our notebook product lines of touch pads and pointing sticks allow us to address 100% of the notebook market.
Digital Lifestyle Product Markets
          We believe our extensive intellectual property portfolio, our experience in providing user interface solutions to major OEMs of electronic devices, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing digital lifestyle trend. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing, communications, and entertainment devices within the digital lifestyle products markets. Digital lifestyle products include portable digital music and video players, mobile phones, remote controls, GPS devices, as well as a variety of mobile, handheld, wireless, and entertainment devices. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to serve multiple aspects of the markets for digital lifestyle products and other electronic devices.
          Our array of user interface solutions for digital lifestyle products includes the ScrollStrip and TouchRing, which are scrolling solutions allowing users to navigate efficiently through menus and content; LightTouch capacitive buttons, which provide illuminated button functionality; and MobileTouch, NavPoint, and our ClearPad.
          Industry projections for the portable digital music player market for the period 2007-2010 suggest a compound annual growth rate of 8% for the overall market and a compound annual growth rate of 32% for video capable MP3 players, reflecting the trend towards portable digital entertainment devices with advanced capabilities, such as built-in video playback capabilities. These products require a simple, durable, and intuitive user interface solution to enable the user to navigate efficiently through menus and scroll through extensive play lists, songs, and videos contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, and the acceptance of our user interface solutions by OEMs in this market.
          Industry projections for the mobile phone market for the period 2007-2010 show a compound annual growth rate of 6% for the overall market and a compound annual growth rate of 55% for the smartphone market, reflecting the trend towards increased interest among non-business consumers and the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer oriented market.
Our Strategy
          Our objective is to continue to enhance our position as a leading supplier of user interface solutions for the notebook computer market and to become a leading supplier of user interface solutions for digital lifestyle products. Key aspects of our strategy to achieve this objective include those set forth below.
Extend Our Technological Leadership
          We plan to utilize our extensive intellectual property portfolio and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our user interface solutions while increasing their applications, capabilities, and performance. We plan to continue enhancing the ease of use and functionality of our solutions. We also plan to expand our research and development efforts through increased investment in our engineering activities, the hiring of additional engineering personnel, and strategic acquisitions and alliances. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional user interface solutions to our target markets.
Enhance Our Position in the Notebook Computer and Portable Digital Music Player Markets
          We intend to continue introducing market-leading user interface solutions in terms of performance, functionality, size, and ease of use. We plan to continue enhancing our customer’s industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.
Capitalize on Growth of New Markets
          We intend to capitalize on the growth of new markets, including the digital lifestyle products markets, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive user interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.
Emphasize and Expand Customer Relationships
          We plan to emphasize and expand our strong and long-lasting customer relationships and to establish successful relationships with new customers. In each market we serve, we plan to provide the most advanced user interface solutions for our customers’ products. We believe that our user interface solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors. We continually attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality user interface solutions on a timely and cost-effective basis. To do so, we work continually to improve our productivity, to reduce costs, and to speed the delivery of our user interface solutions. We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts. We also focus on providing timely support to our customers after the purchase of our user interface solutions.
          We plan to increase our business with existing customers and attract new customers by offering design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable them to develop their own user interface designs for capacitive buttons and scrolling applications in products such as mobile phones, portable digital music and video players, and notebook peripherals. As a result, customers will have a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or OneTouch, which offers a flexible alternative when design integration or quick turns are important.
Pursue Strategic Relationships and Acquisitions
          We intend to develop and expand strategic relationships to enhance our ability to offer value-added user interface solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions. We also consider the potential acquisition of companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.
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
Product Solutions
          We develop and enhance interface technologies that enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices. Our innovative and intuitive user interfaces can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive array of technologies includes ASICs, firmware, software, mechanical and electrical designs, and pattern recognition and touch sensing technologies.
          Our custom-designed user interface solutions are custom engineered, total solutions for our customers and include sensor design, module layout, ASICs, firmware, and software features for which we provide manufacturing and design support and device testing. This allows us to be a one-stop supplier for complete user interface design from the early design stage, to manufacturing, to testing and support. Our OneTouch offering includes design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable customers to develop their own user interface designs for capacitive buttons and scrolling applications. Through our technologies and expertise, we seek to provide our customers with solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. We believe our interface solutions offer the following characteristics:

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
          Our user interface solutions are intended to satisfy our customer’s specification needs, including features and functionality, industrial design, mechanical, and electrical requirements. Our products also offer unique integration options, including allowing our capacitive sensors to be placed underneath the plastic of the device, which allows for streamlined and stylized designs, incorporating LEDs to indicate status or enhance industrial design, and incorporating tactile indicators, including ridges, Braille bumps, and textures designed to provide the user with additional feedback.
          Our emphasis on technological leadership and design capabilities positions us to provide unique user interface solutions that address specific customer requirements. Our long-term working relationships with large, global OEMs provide us with experience in satisfying their demanding design specifications and other requirements. Our custom product solutions provide OEMs with numerous benefits, including the following:
•	modular integration;

•	reduced product development costs;

•	shorter product time to market;

•	compact and efficient platforms;

•	improved product functionality and utility; and

•	product differentiation.
          We work with our customers in order to meet their technical and functional specifications, their industrial design requirements, and their desire to differentiate their products from those of their competitors. This collaborative effort reduces the duplication and overlap of investment and resources, enabling our OEM customers to devote more time and resources to the market development of their products.
          We utilize capacitive technology rather than resistive or mechanical technology in our product solutions. Unlike resistive and mechanical technology, our solid state capacitive technology have no moving parts or activation force, thereby offering a durable, more reliable solution that can be integrated into both curved and flat surfaces. Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.

Products
          Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.
TouchPad
          Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement and provides a platform for interactive input. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive user interface solutions for both the consumer and corporate markets. Our TouchPad solutions offer various advanced features, including the following:
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
TouchStyk
          Our TouchStyk is a proprietary pointing stick interface solution. TouchStyk is a self-contained, easily integrated module that uses capacitive technology similar to that of our TouchPad. TouchStyk is enabled with press-to-select and tap-to-click capabilities and can be easily integrated into multiple computing and communications devices. In addition, our design greatly reduces susceptibility to electromagnetic interference, thereby providing greater pointing accuracy and preventing the pointer from drifting when not in use.
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
LuxPad
           LuxPad is an innovative illuminated TouchPad. The LuxPad is designed to allow our customers to differentiate their products. The LuxPad can either light up the entire touchpad, light up a logo in the center of the TouchPad, or light up designated “virtual buttons” on the TouchPad, depending on the preference of the notebook designer.
Dual Mode TouchPad
          Dual Mode TouchPad is designed to transform the TouchPad from a cursor control device to a launch and control center with the touch of a button. In default mode, the Dual Mode provides the same cursor control for on screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, icons illuminate on the TouchPad surface.
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
QuickStroke
          QuickStroke provides a fast, easy, and accurate way to input Chinese characters. Using our recognition technology that combines our patented software with our TouchPad, QuickStroke can recognize handwritten, partially finished Chinese characters, thereby saving considerable time and effort. Our QuickStroke, which operates with our touch pad products, can be integrated into notebook computers, keyboards, and a host of stand-alone interface devices that use either a pen or a finger.
          Our patented Incremental Recognition Technology allows users to simply enter the first few strokes of a Chinese character, and QuickStroke accurately interprets the intended character. Since the typical Chinese character consists of an average of 13 strokes, QuickStroke technology saves considerable time and effort. We can port different alphabets or characters to our underlying pattern recognition engine, allowing us to offer support for different languages.
TouchRing
          Our TouchRing is an integrated, solid state scrolling wheel utilizing our capacitive touch sensing technology that enables the user to navigate through menus and scroll through lists. Our TouchRing is utilized in MP3 players, personal media players, and remote controls, enabling the user to navigate efficiently through menus and scroll through extensive play lists and songs.

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
MobileTouch
          MobileTouch is a new product solution specifically designed for the mobile phone environment that combines our expertise in ease of use with our technology capabilities. The result is custom-designed modules that can combine our scrolling, selection, and navigation capabilities into a simple, easy to use interface solution that improves access to mobile phone content and applications. MobileTouch can be mounted beneath the plastic of the phone, making it well suited to the mobile phone environment where slim design and durability are essential.
SmartTouch
          SmartTouch is a software-configurable auxiliary interface for notebook computers that enables notebook computer OEMs to offer their customers the advanced functionality and customizability of our software-configured LightTouch control bar with on-screen display. Our SmartTouch solution replaces conventional multimedia buttons with virtual contextual controls that automatically adapt to the software application that is being used at the time to present customized browser, media player, DVD player, or systems controls and enables users to personalize touch control behavior, including audio feedback, touch sensibility, illumination, control functions, and control placement.
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
OneTouch
          OneTouch is a configurable solution based on our capacitive sensing technology, which includes a capacitive sensing ASIC, easy-to-use design tools, documentation, and technical support, that enables customers to develop their own custom interface designs in-house for capacitive buttons and scrolling applications in various products, including mobile phones, portable digital media players, and PC peripherals, such as monitors, keyboards, mice, and remote controls. OneTouch increases our reach from a customer standpoint by offering them an alternative and flexible way to leverage our technology and know-how whether through our traditional custom module solution or through the new OneTouch capability that allows them to implement capacitive sensing in-house when design integration or quick design turns are important.
Technologies
          We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, pattern recognition, and touch sensing technologies. With 89 U.S. patents in force and 55 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create barriers for competitors and allow us to provide user interface solutions in a variety of high-growth market segments.
          Our broad line of user interface solutions currently is based upon the following key technologies:
•	capacitive position sensing technology;

•	capacitive force sensing technology;

•	transparent capacitive position sensing technology;

•	pattern recognition technology;

•	mixed signal, very large scale integrated circuit, or VLSI, technology; and

•	proprietary microcontroller technology.
          In addition to these technologies, we develop firmware and driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Windows Vista, Mac OS, Pocket PC, Palm OS, Symbian, UNIX, and LINUX, provides us with a competitive advantage.
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
Competing Technology
          Many user interface solutions currently utilize resistive sensing technology. Resistive sensing technology consists of a flexible membrane above a flat, rigid, electrically conductive surface. When finger or stylus pressure is applied to the membrane, it deforms until it makes contact with the rigid layer below, at which point attached electronics can determine the position of the finger or stylus. Since the flexible membrane is a moving part, it is susceptible to mechanical wear and will eventually suffer degraded performance. Due to the way that resistive position sensors work, it is not possible for them to detect more than a single finger or stylus at any given time. The positional accuracy of a resistive sensor is limited by the uniformity of the resistive coating as well as by the mechanics of the flexible membrane. Finally, implementations of resistive technology over display devices, such as an LCD, result in reduced transmissivity, or the amount of light that can pass through the display, requiring the use of backlighting and thereby reducing the battery life of the device.
Research and Development
          We conduct ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development is focused on advancing our existing interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our vision is to offer user interface solutions, such as touch, handwriting, vision, and voice capabilities, that can be readily incorporated into varied electronic devices.
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
          As of June 30, 2007, we employed 161 people in our technology, engineering, and product design functions in the United States, Hong Kong, and Taiwan. Our research and development expenses were approximately $25.0 million, $35.4 million, and $39.4 million in fiscal 2005, 2006, and 2007, respectively.
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
          We hold 89 U.S. patents in force and have 55 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.
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
Customers
          Our customers include many of the world’s largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing user interface solutions to the notebook market. We believe our strong relationship with our OEM customers, many of which are currently developing digital lifestyle products, will position us as a source of supply for their product offerings.
          Our industry leading OEM customers in fiscal 2007 included the following:
•	Acer

•	Asustek

•	Dell

•	Fujitsu

•	Gateway

•	Hewlett-Packard

•	IBM

•	Lenovo

•	LG Electronics

•	NEC

•	Samsung

•	Toshiba
          We generally supply custom-designed products to our OEM customers through their contract manufacturers. We sell our custom-designed products directly to these contract manufacturers, which include Compal, Hon Hai, Inventec, Kangzhun Electronical, Lenovo, Shanghai Yi Hsin, Wistron, and Zhan Yun Shanghai Electronics. Sales to Compal and Wistron in the aggregate accounted for approximately 26% of our net revenue for fiscal 2007, and sales to Inventec and Wistron in the aggregate accounted for approximately 24% of our net revenue for fiscal 2006. No other customer accounted for more than 10% of our net revenue for either fiscal 2006 or 2007. We supply our OneTouch solution directly to our OEM customers.
          We consider both the OEMs and their contract manufacturers to be our customers. Both the OEMs and their contract manufacturers may determine the design and pricing requirements and make the overall decision regarding the use of our user interface solutions in their products. The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges except for warranty provisions.
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
          We currently employ 79 sales and marketing professionals. We maintain eight customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, Hong Kong, and Switzerland. In addition, we utilize sales representatives in Korea, Singapore, and Malaysia and sales distributors in Japan and Taiwan.
          International sales constituted approximately 98%, 98%, and 99% of our revenue for fiscal 2005, 2006, and 2007, respectively. Over 90% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and digital lifestyle product OEMs. All of our sales were denominated in U.S. dollars.
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

          After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or, in the case of OneTouch ASICs are shipped directly to our customers. During the assembly process, our die or ASIC is combined with other components to complete the module for our custom user interface solution. The finished assembled product is subsequently shipped by our contract manufacturers directly to our customers for integration into their products.
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
          Our third-party contract manufacturers are Asian-based organizations. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. The strategy of relying on those parties exposes us to vulnerability owing to our dependence on few sources of supply. We believe, however, that other sources of supply are available. In addition, we may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.
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
Backlog
          As of June 30, 2007, we had a backlog of orders of approximately $46.9 million, an increase of $18.2 million compared with our backlog of orders as of June 30, 2006 of approximately $28.7 million. The increase in backlog is primarily related to the increase in demand for our products. Our backlog consists of product orders for which purchase orders have been received and which are generally scheduled for shipment within three months. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.
Competition
          Our principal competitor in the sale of notebook touch pads is Alps Electric, a Japanese conglomerate. Our principal competitors in the sale of notebook pointing sticks are Alps Electric, NMB, and CTS. In the markets for digital lifestyle products and other electronic devices, our competitors include Alps Electric, Cypress, Quantum Technology Management, and various other companies involved in user interface solutions. In certain cases, large OEMs may develop alternative user interface solutions for their own products or provide key components for use in designing user interface solutions.
          In the notebook user interface market, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our user interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the approximate 2% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the user interface as well as the approximate 15% of the notebook market that uses dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position as we can provide OEMs with the following advantages:
•	single source supplier to eliminate compatibility issues;

•	cost-effective and simplified integration;

•	simplified product line to address both interface preferences;

•	end user flexibility because one notebook can address both user preferences; and

•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.
          In the user interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and neural pattern recognition technologies. We believe our solutions based engineering expertise coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve and we do not know what the competitive factors will ultimately be, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. However, some of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them potential competitive advantages. As a result, they may be able to introduce new product solutions and respond to customer requirements more quickly than we can. In addition, new competitors, alliances among competitors, or alliances among competitors and OEMs may emerge and allow competitors to rapidly acquire significant market share.
          Furthermore, our competitors or our customers may develop technologies in the future that more effectively address the user interface needs of the notebook market and other markets. Our sales, profitability, and success depend on our ability to compete with other suppliers of user interface solutions and components used in user interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our user interface solutions.
Employees
          As of June 30, 2007, we employed a total of 312 persons, including 72 in finance, administration, and operations; 79 in sales and marketing; and 161 in research and development. Of these employees, 205 were located in North America, 106 in Asia/Pacific, and one in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
          Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.
Executive Officers
          The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Francis F. Lee	55	President, Chief Executive Officer, and Director

Thomas J. Tiernan	44	Executive Vice President and General Manager

Russell J. Knittel	57	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer

Shawn P. Day, Ph.D.	41	Vice President and Chief Technical Officer

Alex Wong	51	Vice President of World Wide Operations

          Francis F. Lee has served as a director and the President and Chief Executive Officer of our company since January 1999. He was a consultant from August 1998 to November 1998. From May 1995 until July 1998, Mr. Lee served as General Manager of NSM, a Hong Kong-based joint venture between National Semiconductor Corporation and S. Megga. Mr. Lee held a variety of executive positions for National Semiconductor from 1988 until August 1995. These positions included Vice President of Communication and Computing Group, Vice President of Quality and Reliability, Director of Standard Logic Business Unit, and various other operations and engineering management positions. Mr. Lee is a director of Foveon, Inc., a privately held company in which we have an ownership interest. Mr. Lee holds a Bachelor of Science degree, with honors, in electrical engineering from the University of California at Davis.
          Thomas J. Tiernan has been Executive Vice President and General Manager of our company since July 2007. Mr. Tiernan served as Senior Vice President of our company from March 2006 until July 2007. Prior to joining our company, Mr. Tiernan served as Vice President and General Manager of Symbol Technologies’ Mobile Computing Division. From 1985 to 2004, Mr. Tiernan held various management and executive positions at Hewlett-Packard, including running the Network Storage business in the Americas, the Enterprise Systems business in Asia Pacific, and the PC business in Japan. Mr. Tiernan holds a Bachelor’s Degree in Electrical Engineering from California State Polytechnic University and a Masters of Science in Computer Engineering from Santa Clara University.
          Russell J. Knittel has been Executive Vice President, Chief Financial Officer, of our company since July 2007 and Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company since November 2001. Mr. Knittel served as Senior Vice President of our company from April 2000 until July 2007. He served as the Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 through October 2001. Mr. Knittel served as Vice President and Chief Financial Officer of Probe Technology Corporation from May 1999 to March 2000. He was a consultant from January 1999 until April 1999. Mr. Knittel was Vice President and Chief Financial Officer at Starlight Networks from November 1994 to December 1998. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.
          Shawn P. Day, Ph.D. has been Vice President and Chief Technical Officer of our company since July 2007. He served as our Vice President of Research and Development of our company from June 1998 through July 2007; as the Director of Software Development of our company from November 1996 until May 1998; and as principal software engineer of our company from August 1995 until October 1996. Mr. Day holds a Bachelor of Science degree and a Doctorate, both in electrical engineering, from the University of British Columbia in Vancouver, Canada.
          Alex Wong has been the Vice President of World Wide Operations of our company since September 2006. From 2003 to 2006, Mr. Wong served our company as Managing Director of Hong Kong and Director of Operations. Prior to joining Synaptics, Mr. Wong held various management positions with National Semiconductor, including General Manager for National Joint Ventures in China and Hong Kong as well as the Director of Corporate Business Development. Mr. Wong holds a Bachelor of Science degree in Computer Science from California State University at Northridge and a Masters in Business Administration from the University of East Asia, Macau.

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
          Historically, we have derived a substantial portion of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers. While our long-term objective is to derive revenue from multiple user interface solutions for both the notebook computer market and the markets for digital lifestyle products and other electronic devices, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent a significant portion of our revenue. The PC market as a whole has experienced a slowdown in the rate of growth. A continued or accelerated softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.
Net revenue from our user interface solutions for digital lifestyle products have been volatile in the past, and our net revenue from our user interface solutions for digital lifestyle products may not increase or be less volatile in the future.
          Net revenue from our user interface solutions for digital lifestyle products, particularly portable digital music players, have been volatile in the past, and sales for other digital lifestyle products, such as mobile phones, have not been significant to date. Our net revenue from our user interface solutions for digital lifestyle products may not increase or be less volatile in the future. Net revenue from our user interface solutions for digital lifestyle products were $27.0 million, or 15% of our net revenue, in fiscal 2006 and $40.6 million, or 15% of our net revenue, in fiscal 2007. Further, our interface business for digital lifestyle products faces many uncertainties, particularly portable digital music players, including our success in penetrating new markets dominated by a limited number of OEMs. Our inability to address these uncertainties successfully and to become a leading supplier of user interfaces for digital lifestyle products would result in a slower growth rate than we currently anticipate. We do not know whether our user interface solutions for the digital lifestyle product market will gain market acceptance or will ever result in a substantial portion of our revenue on a consistent basis. The failure to succeed in these other markets would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.
We cannot assure you that our user interface business for digital lifestyle products will be successful or that we will be able to generate significant revenue from the markets for digital lifestyle products.
          Various target markets for our interfaces, such as those for smart phones, GPS devices, smart handheld devices, and interactive games and toys, are uncertain, may develop slower than anticipated, or could utilize competing technologies. The market for certain of these products depends in part upon the development and deployment of wireless and other technologies, which may or may not address the needs of users of these new products.
          Our ability to generate significant revenue from the markets for certain digital lifestyle products and other electronic devices will depend on various factors, including the following:
•	the development and growth of these markets;

•	the ability of our technologies and product solutions to address the needs of these markets, the requirements of OEMs, and the preferences of end users; and

•	our ability to provide OEMs with user interface solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.

          Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We generally do not have a significant backlog of orders for our user interface solutions to be incorporated in products in these markets. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets to a significant extent, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.
Our historical financial performance is based primarily on net revenue generated from our user interface solutions to the notebook computer market and may not be indicative of our future performance in other markets.
          Our historical financial performance primarily reflects net revenue generated from our user interface solutions for notebook computers. While we expect sales of our user interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive an increasing portion of our revenue from sales of our product solutions for digital lifestyle products, including portable digital music players, mobile phones, and other electronic devices. We have a limited operating history in these markets, especially for mobile phones, upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.
Market acceptance of our customers’ existing or new products that utilize our user interface solution may decline or may not develop and, as a result, our sales may decline or may not increase.
          We do not sell any products to end users. Instead, we design various user interface solutions that our OEM customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our OEM customers’ products. We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our user interface solutions. Instead, we depend on our customers to manufacture and distribute products incorporating our user interface solutions and to generate consumer demand through marketing and promotional activities. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our user interface solutions.
          Competitive advances by OEMs in the PC or digital lifestyle product markets, which do not utilize our user interface solutions broadly in their product offerings, at the expense of our other OEM customers could result in lost sales opportunities. Within the digital lifestyle product market, the portable digital music player market also has become an important factor in our operating results. Any significant slowdown in the use of our user interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown in this market would adversely affect our sales.
If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.
          Because our success depends on the widespread market acceptance of our customers’ products, we must continue to maintain our relationships with the leading notebook computer and portable digital music player OEMs and expand our relationships with mobile phone OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface technologies. Our failure to identify potential growth opportunities, particularly in new markets, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.
          Our ability to meet the expectations of our customers requires us to provide innovative user interface solutions for customers on a timely and cost-effective basis and to maintain customer satisfaction with our user interface solutions. We must match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our customers could reduce their purchases from us and our sales would decline or fail to develop.
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
Two customers accounted for an aggregate of 26% of our net revenue in fiscal 2007, and the loss of revenue from these customers could harm our business, financial condition, and results of operations.
          Sales to two customers that provide contract manufacturing services to major OEMs accounted for an aggregate of 26% of our net revenue for the fiscal ended June 30, 2007, and two customers accounted for an aggregate of 24% of our net revenue for the fiscal ended June 30, 2006. These customers were Compal and Wistron in fiscal 2007 and Inventec and Wistron in fiscal 2006. Additionally, receivables from each of Compal and Zhan Yun Shanghai Electronics exceeded 10% of accounts receivable and in the aggregate represented 29% of accounts receivable at June 30, 2007.
          Compal, Inventec, Wistron, and Zhan Yun Shanghai Electronics are contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers in the notebook computer industry do not increase their orders or if we are unsuccessful in generating orders for user interface solutions in the markets for digital lifestyle products and other electronic devices, from existing or new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.
We rely on others for our production and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.
          We utilize contract manufacturers for all of our production requirements. The majority of our manufacturing is conducted in China, Hong Kong, Singapore, Taiwan, and Thailand by contract manufacturers that also perform services for numerous other companies. We do not have a guaranteed level of production capacity with any of our contract manufacturers. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our contract manufacturers or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.
We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our results of operations.
          We depend on our contract manufacturers to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Hong Kong, Singapore, Taiwan, and Thailand. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.
          The inability to obtain sufficient quantities of components and other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia. In most cases, neither we nor our contract manufacturers have long-term supply contracts with these suppliers. As a result, we are subject to economic instability in these Asian countries as well as to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products into which our product solutions are incorporated.
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
          We provide user interface solutions that are incorporated by OEMs into the products they sell. OEMs make the determination during their product development programs whether to incorporate our user interface solutions or pursue other alternatives. This process requires us to make significant investments of time and resources in the design of user interface solutions well before our customers introduce their products incorporating these interfaces and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements or that our products will be replaced by competitive products or alternative technological solutions. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could cause sales to not materialize, to be deferred, or to be cancelled, which would adversely affect our operating results.
We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.
          Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the digital lifestyle products markets. Our success in the digital lifestyle product market will require us to establish the value added by our products to OEMs that have traditionally used other solutions. All of the markets we serve are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
          We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, custom designed, feature-rich user interface solutions to lower priced alternatives would adversely affect our business. Some of our competitors, particularly in the markets for digital lifestyle products and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers determine not to utilize our custom engineered, total solutions approach and instead decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.

          Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:
•	our success in designing and introducing new user interface solutions, including those implementing new technologies;

•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new products;

•	our ability to meet our customer’s requirements for low power consumption, ease of use, reliability, durability, and small form factor;

•	the quality of our customer services;

•	the rate at which customers incorporate our user interface solutions into their own products;

•	product or technology introductions by our competitors; and

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.
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
•	continue research and development activities on existing and potential user interface solutions,

•	hire additional engineering and other technical personnel, and

•	purchase advanced design tools and test equipment.
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
          Our future operating results will depend to a significant extent on our ability to continue to provide new user interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:
•	innovative development of new solutions for customer products,

•	utilization of advances in technology,

•	maintenance of quality standards,

•	efficient and cost-effective solutions, and

•	timely completion of the design and introduction of new user interface solutions.
          We recently introduced our OneTouch product offering to enable our customers to access our technologies to develop their own user interface designs for capacitive buttons and scrolling applications for products such as mobile phones, portable digital music and video players, and notebook peripherals. OneTouch may not enable us to achieve our goal of increasing our business with existing customers or attracting new customers. In addition, OneTouch could reduce demand for our custom-designed user interface solutions.
          Our inability to enhance our existing product solutions and develop new product solutions on a timely basis could harm our operating results and impede our growth.
A technologically new user interface solution that achieves significant market share could harm our business.
          Our user interface solutions are designed to integrate touch, handwriting, and vision capabilities. New computing and communications devices could be developed that call for a different interface solution. Existing devices also could be modified to allow for a different interface solution. Our business could be harmed if our products become noncompetitive as a result of a technological breakthrough that allows a new interface solution to displace our solutions and achieve significant market acceptance.
International sales and manufacturing risks could adversely affect our operating results.
          Our manufacturing and assembly operations are primarily conducted in China, Hong Kong, Singapore, Taiwan, and Thailand by manufacturing contractors. We have sales and logistics operations in Hong Kong, and sales support operations in China, Japan, Korea, Switzerland, and Taiwan. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:
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
          Political and economic conditions abroad may adversely affect the foreign production and sale of our products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to sell user interface solutions in foreign markets and to obtain materials or equipment from foreign suppliers.
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
          We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2007, approximately 5% of our costs were denominated in non-U.S. currencies, including Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.
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
A majority of our contract manufacturers are located in China, Hong Kong, Singapore, Taiwan, and Thailand increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries would disrupt our operations.
          A majority of our contract manufacturers are located in China, Hong Kong, Singapore, Taiwan, and Thailand. Events out of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries would disrupt their operations, which would impact our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is political tension between China and Taiwan that could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

Variability of customer requirements resulting in cancellations, reductions, or delays may adversely affect our operating results.
          We must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for OEMs’ products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers may adversely affect our revenue; and could require us to repurchase inventory from our contract manufacturers, which could adversely affect our costs. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have been able to obtain increased production capacity from our third-party manufacturers, we may be unable to do so at any given time to meet our customers’ demands if their demands exceed anticipated levels.
Our operating results may experience significant fluctuations that could result in a decline in the price of our stock.
          In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of our customers’ products;

•	timing of expenses in anticipation of future orders;

•	changes in product mix, including the percentage of dual pointing and single pointing products shipped;

•	availability of manufacturing and assembly services;

•	changes in cost and availability of labor and components;

•	the expanded use of high-cost third-party components in the products we sell;

•	timely delivery of product solutions to customers;

•	pricing and availability of competitive products;

•	introduction of new technologies into the markets we serve;

•	emergence of new competitors;

•	pressures on reducing selling prices;

•	the absolute and relative levels of corporate enterprise and consumer notebook purchases;

•	our success in serving new markets, and

•	changes in economic conditions.
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
          The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our user interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned diversification and growth effectively will require us to
•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;

•	enhance our global operational, financial, and management systems; and

•	expand our production capacity.
          In connection with the expansion and diversification of our product and customer base, we are increasing our personnel and making other expenditures to meet the increased demand we anticipate for our expanding product offerings, including offerings in the notebook computer and digital lifestyle markets. Increases in the demand for our products will require further expansion of our traditional notebook computer business as well as an increasing presence in the digital lifestyle product market, including portable digital music and video players and mobile phones. To date, our sales in the portable digital music and video player market has varied significantly from quarter to quarter and our mobile phone business is in its formative stage. Risks are further increased because customers do not commit to firm production schedules for more than a short time in advance. Any increase in expenses in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and results of operations could suffer.
We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.
          Our success depends substantially on the efforts and abilities of our senior management and other key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.
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
          We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months or more from the date of sale. Despite testing by us and our customers, defects may be found in existing or new products. In fiscal 2001, a manufacturing error of one of our contract manufacturers was discovered. Although the error was promptly discovered without significant interruption of supply and the contract manufacturer rectified the problem at its own cost, any such manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers; cause us to incur significant warranty, support, and repair costs; and divert the attention of our engineering personnel from our product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. The occurrence of these problems would likely harm our business.
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
          We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current user interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
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
          Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Global Select Market rules, are creating uncertainty and increased expenses for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. As a result, we may have difficulty attracting and retaining qualified board members, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
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
          A change in accounting standards or practices could have a significant effect on our reported results of operations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board issued SFAS 123R requiring us to recognize all share-based payments to employees, including grants of stock options, in the financial statements based on their grant date fair value eliminating the pro forma footnote disclosures that were allowed as an alternative to financial statement recognition. This requirement, while not affecting our cash flow, adversely affected our reported financial results and impaired our ability to provide guidance on our future reported financial results as a result of the variability of the factors used to establish the grant date fair value of stock options and the accounting for income taxes thereon.
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
We made an irrevocable election to cash settle the $125 million principal amount of our convertible senior subordinated notes in April 2007. If we do not have sufficient cash resources when settlement occurs we may be in breach of our obligation or we may be required to borrow cash to meet our obligation.
          We made an irrevocable election to cash settle the $125 million principal amount of our convertible senior subordinated notes in April 2007. If we do not have sufficient cash resources when settlement occurs, we may be in breach of our obligation or we may be required to borrow cash to meet our obligation, which may not be available on favorable terms or at all.
A substantial portion of our short-term investment portfolio is invested in auction rate securities and if an auction fails for amounts we have invested, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.
          A substantial portion of our investment portfolio is invested in auction rate securities and if an auction fails for amounts we have invested, our investment will not be liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
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
          To remain competitive, we must continue to make significant investments in research and development, marketing, and business development. Our failure to increase sufficiently our net revenue to offset these increased costs would adversely affect our operating results.
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
Continuing uncertainty of the U.S. and global economy may have serious implications for the growth and stability of our business and may negatively affect our stock price.
          The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the markets for digital lifestyle products and other electronic devices. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. and global economy has been historically cyclical, and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.
The market price of our common stock has been and may continue to be volatile.
          The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following:
•	variations in our quarterly results;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	changes in financial estimates by industry or securities analysts or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers, or our competitors;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers, and the economy as a whole;

•	hedging activities by investors holding positions in our convertible senior subordinated notes; and

•	general financial market conditions or occurrences.
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
          All of the 26,238,166 shares of our common stock outstanding as of August 1, 2007 are eligible for resale in the public markets. Of these shares, 1,343,639 shares held by affiliates are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended, and the balance of the shares are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not applicable.
ITEM 2. PROPERTIES
          Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California. We believe this facility will be adequate to meet our needs for the foreseeable future. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 13,300 square feet. We also maintain approximately 10,000 square feet of office space in Taiwan, approximately 4,600 square feet of office space in China, approximately 2,500 square feet of office space in Korea, and less than 1,000 square feet of office space in both Japan and Switzerland. We have satellite sales support offices in Thailand and Texas.
ITEM 3. LEGAL PROCEEDINGS
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

	High	Low
Year ended June 30, 2006:

First quarter	$21.78	$15.05
Second quarter	$26.97	$17.94
Third quarter	$30.84	$22.35
Fourth quarter	$26.85	$19.87

Year ended June 30, 2007:

First quarter	$25.87	$18.57
Second quarter	$30.20	$22.34
Third quarter	$32.09	$22.75
Fourth quarter	$36.26	$24.72
          On August 1, 2007, the closing sales price of our common stock on the Nasdaq Global Select Market was $35.45 per share.
Stockholders
          As of August 1, 2007, there were approximately 250 holders of record of our common stock.
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

Share-Based Compensation Plan Information
          The following table sets forth information, as of June 30, 2007, with respect to our common stock that may be issued from both stockholder approved and unapproved plans upon delivery of shares for deferred stock units, exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of securities available for future issuance under our various share-based compensation plans.

	(a)			(d)
	Number of	(b)		Number of Securities
	Securities to	Number of	(c)	Remaining Available
	be Issued	Securities to	Weighted-	for Future Issuance
	Upon	be Issued	Average	Under Share-Based
	Delivery of	Upon	Exercise	Compensation Plans
	Shares for	Exercise of	Price of	[Excluding Securities
	Deferred	Outstanding	Outstanding	Reflected in Columns
Plan Category	Stock Units	Options	Options	(a) and (b)]
Share-Based Compensation Plans Approved by Stockholders	257,225	4,620,115	$19.25	2,842,110

Share-Based Compensation Plans Not Approved By Stockholders (1)	—	20,000	$3.50	37,584

Total	257,225	4,640,115	$19.18	2,879,694

(1)	Represents options granted under our 2000 nonstatutory stock option plan. The plan was adopted by our board of directors in September 2000 and provides for the grant of options to purchase up to 200,000 shares of our common stock. Unless terminated earlier by our board of directors, the plan will terminate in September 2010. The exercise price of options granted under the plan is the fair market value of our common stock on the date of grant. Generally, the shares subject to options granted under the plan vest 25% on the first anniversary of the option grant date and 1/48th in each month thereafter. The exercise price for any options granted under the plan may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or in any other form of legal consideration that may be acceptable to the board of directors or administrator in their discretion, including through a same-day sale program without any cash outlay by the optionee. The term of options granted under the plan may not exceed 10 years. Outstanding awards and the number of shares remaining available for issuance under the plan will be adjusted in the event of a stock split, stock dividend, or other similar change in our capital stock.
Issuer Purchases of Equity Securities
          In April 2007, our board of directors authorized an expansion of our stock repurchase program for up to an additional $80 million of our common stock, raising the aggregate authorization under the stock repurchase program from $80 million to $160 million. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through June 30, 2007 purchases under this program totaled 3,588,100 shares for an aggregate cost of $72.3 million or an average cost of $20.16 per share. As of June 30, 2007, we have $87.7 million remaining under our stock repurchase program, of which $7.7 million expires in October 2007 and $80.0 million expires April 2009.
          Subsequent to June 30, 2007 and through August 28, 2007, we repurchased 500,000 shares of our common stock at an aggregate cost of approximately $19.0 million, or an average cost of $37.90 per share.

Performance Graph
          The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2007 for (i) our common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 30, 2002. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance
COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index,
and The Nasdaq Computer Index
          The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial data for each fiscal year in the five year period ended June 30, 2007. As our past operating results are not necessarily indicative of our future operating results the selected financial data below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	Years ended June 30,
	2003	2004	2005	2006	2007
	(in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$100,701	$133,276	$208,139	$184,557	$266,787
Cost of revenue(1)	58,417	77,244	112,090	101,704	160,913

Gross margin	42,284	56,032	96,049	82,853	105,874

Operating expenses:
Research and development(1)	19,837	21,419	24,991	35,356	39,386
Selling, general, and administrative(1)	10,733	13,571	18,423	28,019	36,247
Other operating expense (income)	—	—	(3,800)	—	—
Amortization of deferred stock compensation(2)	516	517	328	—	—
Amortization of goodwill and other acquired intangible assets	40	—	—	—	—
Restructuring	—	432	—	—	915

Total operating expenses	31,126	35,939	39,942	63,375	76,548

Operating income	11,158	20,093	56,107	19,478	29,326
Interest income, net	904	833	2,225	6,045	9,105

Income before provision for income taxes	12,062	20,926	58,332	25,523	38,431
Provision for income taxes	4,344	7,934	20,347	11,822	11,897

Net income	$7,718	$12,992	$37,985	$13,701	$26,534

Net income per share:
Basic	$0.33	$0.53	$1.48	$0.55	$1.04

Diluted	$0.31	$0.48	$1.30	$0.51	$0.94

Shares used in computing net income per share:
Basic	23,473	24,418	25,736	24,708	25,558

Diluted	25,132	27,108	29,761	29,075	29,064

(1) Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$28	$20	$12	$—	$—
Research and development	159	91	8	—	—
Selling, general, and administrative	329	406	308	—	—

Amortization of deferred stock compensation	$516	$517	$328	$—	$—

(2)      Beginning with fiscal 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization of deferred stock compensation was recorded for the years ended June 30, 2006 and 2007.

	June 30,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$77,286	$96,299	$228,921	$245,176	$265,017
Working capital	83,815	106,624	235,240	257,788	299,921
Total assets	104,508	132,653	311,205	331,421	373,312
Long-term debt, capital leases, and equipment financing obligations, less current portion	1,528	1,500	126,500	126,500	125,000
Total stockholders’ equity	86,264	109,140	144,660	167,042	208,087

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. As a result of our irrevocable election in April 2007 to cash settle the principal amount of our convertible notes, no shares of common stock will be issued to settle the principal and cash or common stock may be used to settle the value in excess of the principal. Our election to cash settle the principal of the convertible notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with stock options and restricted stock units under the treasury stock method, (2) through April 2007 using the weighted average number of shares issuable in connection with convertible debt under the if-converted method, and (3) from April 2007 using the weighted average number of potentially dilutive shares issuable in connection with our convertible debt under the treasury stock method,when dilutive.
     In fiscal 2001, we recorded amortization of goodwill and other intangible assets of $784,000 in connection with the acquisition of Absolute Sensors Limited, or ASL, a United Kingdom company, and the acquisition of the employees of a former Taiwanese sales agent. As a result of the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002, we ceased amortizing goodwill. Accordingly, we recorded amortization of other intangible assets of $40,000 in fiscal 2003 associated with the ASL acquisition and the acquisition of the employees of a former Taiwanese sales agent. These assets were fully amortized in fiscal 2003.

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
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Through our proprietary TouchPad, we are the world’s leading supplier of user interface solutions to the notebook computer market. With our TouchStyk, we offer OEMs the choice of a touch pad, a pointing stick, or a combination of both of our proprietary user interface solutions for dual pointing applications. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to design products that meet the demanding design specifications of OEMs.
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collectibility is reasonably assured. Our net revenue increased from $100.7 million in fiscal 2003 to $266.8 million in fiscal 2007, representing a compound annual growth rate of approximately 28%. In fiscal 2003, we derived 93% of our net revenue from the personal computer market. In fiscal 2007, revenue from the personal computer market accounted for 85% of our net revenue.
     In June 2003, we acquired NSM Technology Limited, or NSM, a Hong Kong company. The acquisition of NSM provided us with a highly skilled and experienced work force to expand our global presence and infrastructure to support customers in the Asia/Pacific region. Many of our customers have migrated their manufacturing operations from Taiwan to China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in China, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States, we are better positioned to provide local sales, operations, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and primarily drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. Currently, we use two third-party wafer manufacturers to supply wafers and two third-party packaging manufacturers to package our proprietary ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, manufacturing, assembly and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, all warranty costs, yield losses, and any inventory provisions or write-downs are charged to cost of revenue.
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
     Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design user interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain a leadership position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
     In connection with the grant of stock options to our employees and consultants, we have recorded deferred stock compensation, representing the difference between the deemed fair value of our common stock for financial reporting purposes and the exercise price of these options at the dates of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on a straight-line basis over the applicable vesting period. Options granted are typically subject to a four-year vesting period. We amortized the deferred stock compensation over the vesting periods of the applicable options and recorded non-cash expense associated with deferred stock compensation of approximately $328,000 in fiscal 2005. Upon the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R) in fiscal 2006, we ceased amortizing deferred stock compensation, as FAS 123R required us to expense share-based compensation costs based on grant date fair value. The adoption of FAS 123R resulted in a $13.2 million and $14.3 million non-cash charge to our operating income in fiscal 2006 and 2007, respectively.
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

     The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
     The guidance in SFAS 123R and SAB 107 is relatively new, and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future, resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.
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
     We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax contingencies. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period we evaluate an income tax position, settle an income tax issue, or upon the expiration of a statute of limitations. Accordingly, our effective tax rate could fluctuate materially from period to period.
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

Results of Operations
Fiscal year ended June 30, 2007 compared with fiscal year ended June 30, 2006
Net Revenue.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
PC applications	$157,511	$226,208	$68,697	43.6%
% of net revenue	85.3%	84.8%
Digital lifestyle product applications	27,046	40,579	13,533	50.0%
% of net revenue	14.7%	15.2%

Net revenue	$184,557	$266,787	$82,230	44.6%

     For the year ended June 30, 2007, we generated $226.2 million, or 84.8%, of net revenue from the personal computing market (“PC”) and we generated $40.6 million, or 15.2%, of net revenue from the digital lifestyle products markets. Net revenue was $266.8 million for the year ended June 30, 2007 compared with $184.6 million for the year ended June 30, 2006, an increase of $82.2 million, or 44.6%. The increase in net revenue for the year ended June 30, 2007 was attributable to a $68.7 million, or 43.6%, increase in PC applications net revenue and a $13.5 million, or 50.0%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, coupled with market share gains, additional penetration in PC peripherals, and continuing adoption by notebook OEMs of our capacitive interface multimedia controls. Digital lifestyle product application net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to an 80% increase in unit shipments, reflecting the combination of industry growth and market share gains, partially offset by a lower-priced product mix and general competitive pricing pressure.
Gross Margin.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Gross Margin	$82,853	$105,874	$23,021	27.8%
% of net revenue	44.9%	39.7%
     Gross margin as a percentage of net revenue was 39.7%, or $105.9 million, for the year ended June 30, 2007 compared with 44.9%, or $82.9 million, for the year ended June 30, 2006. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decline in gross margin as a percentage of net revenue primarily reflected a lower margin product design mix, which included a substantial increase in products containing generally higher third-party content and general competitive pricing pressure, partially offset by lower manufacturing costs, resulting from our continuing design, process-improvement, and cost-reduction programs.

Operating Expenses.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Research and development expenses	$35,356	$39,386	$4,030	11.4%
% of net revenue	19.1%	14.8%
Selling, general & administrative expenses	28,019	36,247	8,228	29.4%
% of net revenue	15.2%	13.6%
Restructuring	—	915	915	NA
% of net revenue	0.0%	0.3%

Operating expenses	$63,375	$76,548	$13,173	20.8%

% of net revenue	34.3%	28.7%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 14.8% from 19.1%, while the cost of research and development activities increased $4.0 million, or 11.4%, to $39.4 million for the year ended June 30, 2007 compared with $35.4 million for the year ended June 30, 2006. The increase in research and development expenses primarily reflected a $2.3 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs, a $948,000 increase in infrastructure and support costs, and a $944,000 increase in consulting and outside service costs, partially offset by a $1.0 million reduction of project materials and related costs. Non-cash share-based compensation costs included in research and development expenses were $5.1 million, or 1.9% of net revenue, and $4.8 million, or 2.6% of net revenue, for fiscal 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 13.6% from 15.2%, while the cost of selling, general, and administrative activities increased $8.2 million, or 29.4%, to $36.2 million for the year ended June 30, 2007 compared with $28.0 million for the year ended June 30, 2006. The increase in selling, general, and administrative expenses primarily reflected a $3.6 million increase in employee compensation and employment related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, recruiting costs, and variable compensation costs, a $1.8 million increase in legal fees, and a $1.3 million increase in consulting and outside service costs. The increase in legal fees was primarily related to ongoing patent infringement litigation, which is more fully described in Part I – Item 3. Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $8.5 million, or 3.2% of net revenue, and $7.7 million, or 4.2% of net revenue, for fiscal 2007 and 2006, respectively.
     Restructuring Charge. For fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to better meet the needs of our Asia/Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring have been settled and no additional payment obligation exists.
Operating Income.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Operating Income	$19,478	$29,326	$9,848	50.6%
% of net revenue	10.6%	11.0%
     We generated operating income of $29.3 million, or 11.0% of net revenue, for the year ended June 30, 2007 an increase of $9.8 million compared with $19.5 million, or 10.6% of net revenue, for the year ended June 30, 2006.

As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to the increase in operating leverage resulting from the 44.6% increase in net revenue, partially offset by a 5.2 point decline in our gross margin percentage and a $13.2 million increase in our operating expenses, which included a $915,000 restructuring charge associated with the closure of our European development center.
Interest Income/(Expense).
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Interest income	$7,984	$11,055	$3,071	38.5%
% of net revenue	4.3%	4.1%
Interest expense	(1,939)	(1,950)	(11)	0.6%
% of net revenue	-1.1%	-0.7%

Net interest income	$6,045	$9,105	$3,060	50.6%

% of net revenue	3.3%	3.4%
     Interest Income. Interest income was $11.1 million for the year ended June 30, 2007 compared with $8.0 million for the year ended June 30, 2006. The $3.1 million increase in interest income resulted from a combination of higher average interest rates and higher average invested cash balances. The increase in cash balances was primarily related to $26.3 million of cash flows from operations and $31.4 million of proceeds and excess tax benefit from stock option and employee stock purchase plan activity, partially offset by $32.3 million used for the purchase of treasury stock and $5.8 million used for capital expenditures.
     Interest Expense. Interest expense was $1.9 million for both fiscal 2006 and 2007 and consisted primarily of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Income before provision for income taxes	$25,523	$38,431	$12,908	50.6%
Provision for income taxes	11,822	11,897	75	0.6%
% of income before provision for income taxes	46.3%	31.0%
% of net revenue	6.4%	4.5%
     The provision for income taxes for the year ended June 30, 2007 was approximately $11.9 million compared with $11.8 million for the year ended June 30, 2006, reflecting significantly higher pre-tax profits offset by a significantly lower effective tax. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2006 and 2007. The effective tax rate for the year ended June 30, 2007 was approximately 31.0% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity, tax-exempt interest income, the release of contingency reserves related to statute expirations and amended return filings, the extension of the federal research credit, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the year ended June 30, 2006 was approximately 46.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of the release of contingency reserves, tax-exempt interest income, and the benefit of research and development tax credits.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $2.9 million and $4.1 million for the year ended June 30, 2006 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the year ended June 30, 2006 and 2007 would have been 38.1% and 30.4%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Results of Operations
Fiscal year ended June 30, 2006 compared with fiscal year ended June 30, 2005
Net Revenue.
(in thousands)

	Year Ended June 30,
	2005	2006	$ Change	% Change
PC applications	$122,877	$157,511	$34,634	28.2%
% of net revenue	59.0%	85.3%
Digital lifestyle product applications	85,262	27,046	(58,216)	-68.3%
% of net revenue	41.0%	14.7%

Net revenue	$208,139	$184,557	$(23,582)	-11.3%

     Net revenue was $184.6 million for the year ended June 30, 2006 compared with $208.1 million for the year ended June 30, 2005, a decrease of $23.6 million, or 11.3%. We identify the vertical markets that our products serve as the PC market and the digital lifestyle product markets. The decrease in net revenue was primarily attributable to a $58.2 million, or 68.3%, decrease in digital lifestyle product net revenue, which was $27.0 million for the year ended June 30, 2006, compared with $85.3 million for the year ended June 30, 2005. Our digital lifestyle product revenue declined to approximately 14.7% of net revenue for the year ended June 30, 2006 from approximately 41.0% of net revenue for the year ended June 30, 2005, primarily due to a decline in orders from a customer from the HDD portable digital music player market. The decrease in digital lifestyle product net revenue was partially offset by an increase in PC applications net revenue of $34.6 million, or 28.2%, for the year ended June 30, 2006 compared with the year ended June 30, 2005. The increase in PC applications net revenue was attributable to notebook industry growth, coupled with market share gains, additional penetration in PC peripherals, and adoption by notebook OEMs of our capacitive interface multimedia controls. The overall decrease in net revenue was partially offset by a 6% increase in total unit shipments. Net revenue from PC dual pointing applications declined to approximately 15% of net revenue for the year ended June 30, 2006 compared with 16% of net revenue for the year ended June 30, 2005. The decrease in net revenue from PC dual pointing applications reflected the continuing shift toward single pointing solutions, driven by the combination of consumer and small business demand for low-priced notebook computers relative to high-priced notebook computers for business use and the impact of competitive solutions in the dual pointing segment of the notebook market.

Gross Margin.
(in thousands)

	Year Ended June 30,
	2005	2006	$ Change	% Change
Gross Margin	$96,049	$82,853	$(13,196)	-13.7%
% of net revenue	46.1%	44.9%
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

	Year Ended June 30,
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
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 15.2% from 8.9%, while the cost of selling, general, and administrative activities increased $9.6 million, or 52.1%, to $28.0 million from $18.4 million for the year ended June 30, 2006 compared with the year ended June 30, 2005. The increase in selling, general, and administrative expenses reflected the inclusion of non-cash share-based compensation costs of $7.7 million as a result of adopting SFAS 123R on a modified prospective basis at the beginning of fiscal 2006. Excluding non-cash share-based compensation costs, selling, general, and administrative expenses increased $1.9 million, or 10.2%, primarily reflecting a $2.4 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefit costs, and recruiting costs, a $451,000 increase in outside commission costs, a $381,000 increase in temporary labor and consulting costs, and a $140,000 increase in travel and related costs, partially offset by a $1.5 million reduction in incentive pay.
     Other operating expense (income). The year ended June 30, 2005 included the receipt of a one-time payment of $3.8 million for a cross license agreement that settled certain intellectual property disputes with a competitor. The cross license agreement does not provide for any future service obligations or commitments from us and contains the mutual releases of the parties’ respective claims.
     Amortization of Deferred Stock Compensation. Beginning with fiscal 2006, we adopted SFAS 123R and as a result ceased amortizing deferred stock compensation. Accordingly, no amortization expense for deferred stock compensation was recorded for the year ended June 30, 2006 while $328,000 was recorded for the year ended June 30, 2005.
Operating Income.
(in thousands)

	Year Ended June 30,
	2005	2006	$ Change	% Change
Operating Income	$56,107	$19,478	$(36,629)	-65.3%
% of net revenue	27.0%	10.6%
     We generated operating income of $19.5 million, or 10.6% of net revenue, for the year ended June 30, 2006 compared with $56.1 million, or 27.0% of net revenue, for the year ended June 30, 2005. As discussed in the preceding paragraphs, the decline in operating income was primarily related to the decrease in operating leverage resulting from the 11.3% decline in net revenue, lower gross margin percentage, and higher operating expenses which included a $13.2 million increase in non-cash share-based compensation costs related to our adoption of SFAS 123R on a modified prospective basis at the beginning of fiscal 2006.
Interest Income/(Expense).
(in thousands)

	Year Ended June 30,
	2005	2006	$ Change	% Change
Interest income	$3,370	$7,984	$4,614	136.9%
% of net revenue	1.6%	4.3%
Interest expense	(1,145)	(1,939)	(794)	69.3%
% of net revenue	-0.5%	-1.1%

Net interest income	$2,225	$6,045	$3,820	171.7%

% of net revenue	1.1%	3.2%
     Interest Income. Interest income was $8.0 million for the year ended June 30, 2006 compared with $3.4 million for the year ended June 30, 2005. The $4.6 million increase in interest income resulted from a combination of substantially higher average interest rates and substantially higher average invested cash balances. The increase in cash balances was primarily the result of the net cash proceeds of $120.7 million received from the issuance of our convertible senior subordinated notes in December 2004 aided by $24.8 million of net cash flows from operations for fiscal 2006.
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

Provision for Income Taxes.
(in thousands)

	Year Ended June 30,
	2005	2006	$ Change	% Change
Income before provision for income taxes	$58,332	$25,523	$(32,809)	-56.2%
Provision for income taxes	20,347	11,822	(8,525)	-41.9%
% of income before provision for income taxes	34.9%	46.3%
% of net revenue	9.8%	6.4%
     The provision for income taxes for the year ended June 30, 2006 was $11.8 million compared with $20.3 million for the year ended June 30, 2005, reflecting significantly lower pre-tax profit levels, partially offset by a substantially higher effective tax rate. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2005 and 2006. The effective tax rate for the year ended June 30, 2006 was approximately 46.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of the release of contingency reserves, tax-exempt interest income, and the benefit of research and development tax credits. The effective tax rate for the year ended June 30, 2005 was approximately 34.9% and diverged from the combined federal and state statutory rate primarily as a result of the impact of higher income from lower taxed foreign operations, the release of contingency reserves, the benefit of research and development tax credits, and tax-exempt interest income, partially offset by foreign withholding taxes and permanent taxable differences.

Quarterly Results of Operations
     The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2007. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.
(in thousands)
(unaudited)

	Three Months Ended
	September	December	March	June	September	December	March	June
	2005	2005	2006	2006	2006	2006	2007	2007
Net revenue	$51,725	$48,555	$40,365	$43,912	$54,815	$76,087	$64,309	$71,576
Cost of revenue	28,053	26,384	22,257	25,010	32,420	45,696	39,162	43,635

Gross margin	23,672	22,171	18,108	18,902	22,395	30,391	25,147	27,941

Operating expenses:
Research and development	8,289	8,345	9,106	9,616	9,188	9,958	9,485	10,755
Selling, general, and administrative	6,728	6,913	6,952	7,426	7,801	8,927	9,339	10,180
Restructuring	—	—	—	—	—	915	—	—

Total operating expenses	15,017	15,258	16,058	17,042	16,989	19,800	18,824	20,935

Operating income	8,655	6,913	2,050	1,860	5,406	10,591	6,323	7,006
Interest income	1,551	1,901	2,179	2,353	2,539	2,978	2,713	2,825
Interest expense	(484)	(485)	(485)	(485)	(487)	(488)	(488)	(487)

Income before income taxes	9,722	8,329	3,744	3,728	7,458	13,081	8,548	9,344
Provision for income taxes	4,210	3,526	2,121	1,965	3,331	3,740	2,913	1,913

Net income	$5,512	$4,803	$1,623	$1,763	$4,127	$9,341	$5,635	$7,431

Net income per share:

Basic	$0.22	$0.20	$0.07	$0.07	$0.16	$0.37	$0.22	$0.29

Diluted	$0.20	$0.18	$0.06	$0.07	$0.15	$0.32	$0.20	$0.27

Shares used in computing net income per share:

Basic	24,769	24,299	24,737	25,028	25,134	25,568	25,823	25,710

Diluted	29,036	28,781	29,201	29,263	29,253	29,692	29,592	27,678

Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $265.0 million as of June 30, 2007 compared with $245.2 million as of June 30, 2006. The increase in cash balances was primarily related to $26.3 million of cash flows from operations and $31.4 million of proceeds and excess tax benefit from stock option and employee stock purchase plan activity, partially offset by $32.3 million used for the purchase of treasury stock and $5.8 million used for capital expenditures.
     Cash Flows from Operating Activities. For the year ended June 30, 2007, the net cash provided by operating activities of $26.3 million was primarily attributable to net income of $26.5 million plus the tax benefit from stock options of $10.8 million and adjustments for non-cash charges, including share-based compensation costs of $14.3 million and depreciation, impairment, deferred taxes, and amortization of debt issuance costs totaling $3.2 million, partially offset by a net increase in operating assets and liabilities of $18.7 million, and excess tax benefit from share-based compensation of $9.9 million. The net increase in operating assets and liabilities related primarily to an increase in accounts receivable of $22.7 million, which was a direct result of our significant increase in net revenue. For the year ended June 30, 2006, the net cash provided by operating activities of $24.8 million was primarily attributable to net income of $13.7 million, plus tax benefit from stock options of $6.2 million and adjustments for non-cash charges, including share-based compensation costs of $13.2 million and depreciation, deferred taxes, and amortization of debt issuance costs totaling $4.0 million, partially offset by a net increase in operating assets and liabilities of $7.1 million and excess tax benefit from share-based compensation of $5.2 million. The net increase in operating assets and liabilities related primarily to a reduction of income taxes payable of $6.8 million. For the year ended June 30, 2005, the net cash provided by operating activities of $42.5 million was primarily attributable to net income of $38.0 million, plus tax benefit from stock options of $10.0 million, and adjustments for non-cash charges for depreciation, amortization of deferred stock compensation, amortization of debt issuance costs, and deferred taxes totaling $3.7 million, partially offset by a net increase in operating assets and liabilities of $9.1 million.
     Cash Flows from Investing Activities. Our investing activities, which principally relate to purchases, sales, and maturities of government-backed securities, investment-grade fixed income instruments, and auction rate securities, used net cash for the years ended June 30, 2005, 2006, and 2007 of $137.7 million, $53.2 million, and $18.1 million, respectively. Net cash used in investing activities for fiscal 2007 consisted of purchases of $280.9 million for short-term investments and $5.8 million for purchases of capital assets, partially offset by proceeds from sales and maturities of $268.6 million for short-term investments. Net cash used in investing activities for fiscal 2006 consisted of purchases of $250.9 million for short-term investments and $3.1 million for purchases of capital assets, partially offset by proceeds from sales and maturities of $200.8 million for short-term investments. Net cash used in investing activities for fiscal 2005 consisted of purchases of $221.4 million for short-term investments, $13.8 million for purchases of capital assets, and a $4.0 million investment in Foveon, Inc., partially offset by proceeds from sales and maturities of $101.5 million for short-term investments. Our purchases of capital assets included our 70,000 square-foot building located in Santa Clara, California. We used approximately $11.7 million of cash for the purchase and reconfiguration of the building and moved our San Jose operations into the new facility in July 2005.
     Cash Flows from Financing Activities. Net cash provided by (used in) financing activities for the years ended June 30, 2005, 2006, and 2007 was $107.9 million, $(5.1) million, $(1.0) million, respectively. Our financing activities for the year ended June 30, 2007 primarily related to $32.3 million for the purchase of our common stock on the open market, partially offset by $21.5 million of proceeds from common stock issued under share-based compensation plans and $9.9 million from excess tax benefit from share-based compensation. Our financing activities for the year ended June 30, 2006 primarily related to $18.8 million for the purchase of our common stock on the open market, partially offset by $8.5 million of proceeds from common stock issued under share-based compensation plans and $5.2 million from excess tax benefit from share-based compensation. Our financing activities for the year ended June 30, 2005 related primarily to proceeds from the issuance of $125.0 million of convertible senior subordinated notes and $8.4 million of proceeds from common stock issued under our stock option plans and employee stock purchase plan, partially offset by $21.2 million for the purchase of our common stock on the open market and $4.3 million of debt issuance costs.
     Common Stock Repurchase Program. In April 2007, our board of directors authorized an additional $80 million for our stock repurchase program, raising the aggregate authorization level to $160 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through June 30, 2007 purchases under this program totaled 3,588,100 shares for an aggregate cost of $72.3 million or an average cost of $20.16 per share. As of June 30, 2007, we had $87.7 million remaining under our stock repurchase program, of which $7.7 million expires in October 2007 and $80.0 million expires April 2009.
     Bank Credit Facility. We currently maintain a $15 million working capital line of credit with Silicon Valley Bank. The Silicon Valley Bank revolving line of credit, which expires on November 25, 2007, has an interest rate equal to Silicon Valley Bank’s prime lending rate and provides for a security interest in substantially all of our assets. We had not borrowed any amounts under the line of credit as of June 30, 2007.
     Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is currently $50.53 per share.
     Initially, the Notes were convertible into shares of our common stock at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. Through April 2007, the denominator of the diluted net income per share calculation included the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with SFAS 128 as it applies to the method of settling the principal amount of the Notes and Emerging Issues Task Force (“EITF”) Issue No. 04-08 as it applies to the market price conversion trigger embedded in the Notes.
     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 7.917 shares per $1,000 of principal amount of Notes, or a total of 989,587 shares of common stock. The 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of June 30, 2007, none of the conditions for conversion of the Notes had occurred.
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
     Note Payable. The note payable of $1.5 million to National Semiconductor Corporation (National) due August 2007 represents limited-recourse debt that is secured solely by a portion of our stockholdings in Foveon, Inc., or Foveon, in which National is also an investor. Subsequent to June 30, 2007, the note plus accrued interest of $1.2 million came due, and, in accordance with the security agreement, we relinquished the shares securing the note to National in full settlement of the principal and accrued interest.
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
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2007 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible Senior Subordinated Notes(1)(2)	$142	$1	$2	$2	$137
Note payable(1)	3	3	—	—	—
Building leases	1	1	—	—	—

Total	$146	$5	$2	$2	$137

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $125 million and no amounts would be due in more than three years.

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
     The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of June 30, 2007 (in thousands, except for average interest rates):

Fiscal Year Ended June 30,	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Cash equivalents — variable rate
Money Market	$37,785	$—	$—	$—	$—	$—	$37,785	$37,785
Average interest rate	4.74%	—	—	—	—	—	4.74%
Cash equivalents — fixed rate
Commercial Paper	$3,417	$—	$—	$—	$—	$—	$3,417	$3,417
Average interest rate	5.27%	—	—	—	—	—	5.27%
Corporate Bond	$3,501	$—	$—	$—	$—	$—	$3,501	$3,501
Average interest rate	6.06%	—	—	—	—	—	6.06%
Total cash equivalents	$44,703	$—	$—	$—	$—	$—	$44,703	$44,703
Average interest rate	4.89%	—	—	—	—	—	4.89%
Short-term investments — variable rate
Auction rate preferred	$27,000	$—	$—	$—	$—	$—	$27,000	$27,000
Average interest rate	5.33%	—	—	—	—	—	5.33%
Asset backed securities	$31,500	$—	$—	$—	$—	$—	$31,500	$31,500
Average interest rate	5.30%	—	—	—	—	—	5.30%
Municipal securities	$94,310	$—	$—	$—	$—	$—	$94,310	$94,310
Average interest rate	4.05%	—	—	—	—	—	4.05%
Short-term investments — fixed rate
U.S. agencies	$10,000	$6,998	$—	$—	$—	$—	$16,998	$16,976
Average interest rate	4.84%	5.06%	—	—	—	—	4.93%
Municipal securities	$35,333	$14,100	$—	$—	$—	$—	$49,433	$49,316
Average interest rate	3.42%	3.58%	—	—	—	—	3.46%
Total short-term investments	$198,143	$21,098	$—	$—	$—	$—	$219,241	$219,102
Average interest rate	4.31%	4.07%	—	—	—	—	4.28%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$125,000	$125,000	$121,100
Average interest rate	—	—	—	—	—	0.75%	0.75%
Note payable
Fixed rate amounts	$1,500	$—	$—	$—	$—	$—	$1,500	$1,500
Average interest rate	6.00%	—	—	—	—	—	6.00%
     Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. Accordingly, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system. The fair value of the notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates, and fluctuations in general economic conditions. The principal and carrying amount of the notes at June 30, 2007 was $125 million and the fair value of the notes was approximately $121 million based on trading prices.

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
     Included within our investment portfolio are AA and AAA rated investments in auction rate securities. Subsequent to June 30, 2007, auctions for $13.5 million of our investments in auction rate securities failed. The failure resulted in the interest rate on these investments resetting at Libor plus 50 or 100 basis points. While we now earn a premium interest rate on the investments, the investments are not liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
     Except as noted above, there have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2007.
Foreign currency exchange risk
     All of our revenue and approximately 95% of our combined costs are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.
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
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2007, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.
Management’s Report on Internal Control Over Financial Reporting
     We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007. Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts is set forth on page S-1 of this report.
(b)	Exhibits

Exhibit
Number		Exhibit
3.1		Certificate of Incorporation (1)

3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2		Amended and Restated Bylaws (3)

3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)

4		Form of Common Stock Certificate (5)

4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4.1		Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (4)

4.2		Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.1		1986 Incentive Stock Option Plan and form of grant agreement (6)

10.2		1986 Supplemental Stock Option Plan and form of grant agreement (6)

10.3	(a)	1996 Stock Option Plan (6)

10.3	(b)	Form of grant agreements for 1996 Stock Option Plan (5)

10.4		2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (6)

10.5		2000 Nonstatutory Stock Option Plan and form of grant agreement (6)

10.6	(a)	Amended and Restated 2001 Incentive Compensation Plan (7)

10.6	(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (7)

10.6	(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (8)

10.7	(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (5)

10.7	(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (5)

10.8		401(k) Profit Sharing Plan (6)

10.12		Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (6)

10.13		Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (6)

10.14		Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (6)

10.15		Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (6)

10.16		Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (9)

10.17		Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Russell J. Knittel, Shawn P. Day, David T. McKinnon, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini; as of April 23, 2002 with W. Ronald Van Dell; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006 with Hing Chung Wong; and as of February 20, 2007 with Nelson C. Chan. (1)

10.18		Severance Policy for Principal Executive Officers (10)

10.19		Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (10)

10.20		Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (10)

Exhibit
Number	Exhibit
10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (11)*

10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (12)

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2007.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(7)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(8)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 12, 2003.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED
Date September 5, 2007	By:	/s/ Francis F. Lee
Francis F. Lee
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis F. Lee Francis F. Lee	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 5, 2007

/s/ Russell J. Knittel Russell J. Knittel	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	September 5, 2007

/s/ Federico Faggin Federico Faggin	Chairman of the Board	September 5, 2007

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	September 5, 2007

/s/ Nelson C. Chan Nelson C. Chan	Director	September 5, 2007

/s/ Keith B. Geeslin Keith B. Geeslin	Director	September 5, 2007

/s/ Richard L. Sanquini Richard L. Sanquini	Director	September 5, 2007

/s/ W. Ronald Van Dell W. Ronald Van Dell	Director	September 5, 2007

INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 24, 2006 and June 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 24, 2006 and June 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 9 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method at the beginning of fiscal 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synaptics Incorporated’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 4, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
September 4, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited Synaptics Incorporated’s (the Company) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synaptics Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synaptics Incorporated and subsidiaries as of June 24, 2006 and June 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated September 4, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
September 4, 2007

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	June 30,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$38,724	$45,915
Short-term investments	206,452	219,102
Accounts receivable, net of allowances of $189 and $419 at June 30, 2006 and 2007, respectively	34,034	56,721
Inventories	10,010	12,034
Prepaid expenses and other current assets	3,407	4,245

Total current assets	292,627	338,017
Property and equipment, net	16,038	19,400
Goodwill	1,927	1,927
Other assets	20,829	13,968

	$331,421	$373,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,542	$21,552
Accrued compensation	4,842	5,372
Income taxes payable	8,078	3,400
Other accrued liabilities	5,377	6,272
Note payable	—	1,500

Total current liabilities	34,839	38,096

Note payable	1,500	—
Other liabilities	3,040	2,129
Convertible senior subordinated notes	125,000	125,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 60,000,000 shares authorized; 27,462,125 and 29,666,660 shares issued at June 30, 2006 and 2007, respectively	27	30
Additional paid-in capital	134,217	180,746
Less: 2,306,100 and 3,588,100 common treasury shares at June 30, 2006 and 2007, respectively, at cost	(39,999)	(72,345)
Accumulated other comprehensive loss	(464)	(139)
Retained earnings	73,261	99,795

Total stockholders’ equity	167,042	208,087

	$331,421	$373,312

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended June 30,
	2005	2006	2007
Net revenue	$208,139	$184,557	$266,787
Cost of revenue(1)(2)	112,090	101,704	160,913

Gross margin	96,049	82,853	105,874

Operating expenses:
Research and development(1)(2)	24,991	35,356	39,386
Selling, general, and administrative(1)(2)	18,423	28,019	36,247
Other operating expense (income)	(3,800)	—	—
Amortization of deferred stock compensation	328	—	—
Restructuring	—	—	915

Total operating expenses	39,942	63,375	76,548

Operating income	56,107	19,478	29,326
Interest income	3,370	7,984	11,055
Interest expense	(1,145)	(1,939)	(1,950)

Income before provision for income taxes	58,332	25,523	38,431
Provision for income taxes	20,347	11,822	11,897

Net income	$37,985	$13,701	$26,534

Net income per share:
Basic	$1.48	$0.55	$1.04

Diluted	$1.30	$0.51	$0.94

Shares used in computing net income per share:
Basic	25,736	24,708	25,558

Diluted	29,761	29,075	29,064

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$—	$682	$750
Research and development	$—	$4,799	$5,091
Selling, general, and administrative	$—	$7,719	$8,453

(2)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$12	$—	$—
Research and development	$8	$—	$—
Selling, general, and administrative	$308	$—	$—
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share amounts)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Treasury	Stock	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income/(Loss)	Earnings	Equity
Balance at June 30, 2004	24,987,398	$25	$88,334	$—	$(634)	$(160)	$21,575	$109,140
Components of comprehensive income:
Net income	—	—	—	—	—	—	37,985	37,985
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	31	—	31

Total comprehensive income								38,016

Issuance of common stock from option exercises and stock purchase plan	1,432,049	1	8,404	—	—	—	—	8,405
Purchase of treasury stock	—	—	—	(21,180)	—	—	—	(21,180)
Amortization of deferred stock compensation, net of reversals	—	—	(3)		331	—	—	328
Tax benefit associated with stock options	—	—	9,951	—	—	—	—	9,951

Balance at June 30, 2005	26,419,447	26	106,686	(21,180)	(303)	(129)	59,560	144,660
Components of comprehensive income:
Net income	—	—	—	—	—	—	13,701	13,701
Net unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	(335)	—	(335)

Total comprehensive income								13,366

Issuance of common stock from option exercises and stock purchase plan	1,042,678	1	8,476	—	—	—	—	8,477
Purchase of treasury stock	—	—	—	(18,819)	—	—	—	(18,819)
Amortization of deferred stock compensation, net of reversals	—	—	(303)		303	—	—	—
Tax benefit associated with stock options	—	—	6,158	—	—	—	—	6,158
Share-based compensation	—	—	13,200	—	—	—	—	13,200

Balance at June 30, 2006	27,462,125	27	134,217	(39,999)	—	(464)	73,261	167,042
Components of comprehensive income:
Net income	—	—	—	—	—	—	26,534	26,534
Net unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	325	—	325

Total comprehensive income								26,859

Issuance of common stock from option exercises and stock purchase plan	2,204,535	3	21,395	—	—	—	—	21,398
Purchase of treasury stock	—	—	—	(32,346)	—	—	—	(32,346)
Tax benefit associated with stock options...	—	—	10,840	—	—	—	—	10,840
Share-based compensation	—	—	14,294	—	—	—	—	14,294

Balance at June 30, 2007	29,666,660	$30	$180,746	$(72,345)	$—	$(139)	$99,795	$208,087

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2005	2006	2007
Cash flows from operating activities
Net income	$37,985	$13,701	$26,534
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	—	13,200	14,294
Depreciation and amortization	1,061	1,649	2,348
Impairment of property and equipment	—	—	102
Amortization of deferred stock compensation	328	—	—
Amortization of debt issuance costs	487	860	860
Tax benefit realized from stock options	9,951	6,158	10,840
Excess tax benefit from share-based compensation	—	(5,223)	(9,878)
Deferred taxes	1,831	1,504	(115)
Changes in operating assets and liabilities:
Accounts receivable	(11,915)	(244)	(22,687)
Inventories	(1,206)	(2,279)	(2,024)
Prepaid expenses and other current assets	(293)	(507)	(808)
Other assets	(12,838)	(794)	6,161
Accounts payable	3,170	4,152	5,010
Accrued compensation	1,044	(796)	446
Income taxes payable	10,849	(6,789)	(4,678)
Other accrued liabilities	2,055	24	895
Other liabilities	36	165	(986)

Net cash provided by operating activities	42,545	24,781	26,314

Cash flows from investing activities
Purchases of short-term investments	(221,387)	(250,936)	(280,894)
Proceeds from sales and maturities of short-term investments	101,539	200,838	268,569
Purchases of property and equipment	(13,847)	(3,072)	(5,812)
Investment in Foveon, Inc.	(4,000)	—	—

Net cash used in investing activities	(137,695)	(53,170)	(18,137)

Cash flows from financing activities
Proceeds from issuance of convertible senior subordinated notes	125,000	—	—
Debt issuance costs	(4,304)	—	—
Purchase of treasury stock	(21,180)	(18,819)	(32,346)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	8,405	8,477	21,482
Excess tax benefit from share-based compensation	—	5,223	9,878
Payments on capital leases and equipment financing obligations	(28)	—	—

Net cash provided by (used in) financing activities	107,893	(5,119)	(986)

Increase (decrease) in cash and cash equivalents	12,743	(33,508)	7,191
Cash and cash equivalents at beginning of year	59,489	72,232	38,724

Cash and cash equivalents at end of year	$72,232	$38,724	$45,915

Supplemental disclosures of cash flow information
Cash paid for interest	$456	$938	$938

Cash paid for taxes	$10,595	$11,494	$8,920

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal periods presented in this report were 52-week periods for the years ended June 25, 2005 and June 24, 2006, and a 53-week period for the year ended June 30, 2007. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30, 2005, 2006, and 2007.
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

     The following is a summary of investments in marketable securities and cash equivalents (in thousands):

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$31,273	$—	$—	$31,273
Commercial paper	3,992	—	1	3,991
Auction rate preferred	35,000	—	—	35,000
U.S. agencies	16,000	—	189	15,811
Asset backed securities	21,700	—	—	21,700
Municipal securities	134,215	—	274	133,941

Total available-for-sale securities	$242,180	$—	$464	$241,716

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$37,785	$—	$—	$37,785
Commercial paper	3,417	—	—	3,417
Auction rate preferred	27,000	—	—	27,000
U.S. agencies	16,998	—	22	16,976
Asset backed securities	31,500	—	—	31,500
Corporate bonds	3,501	—	—	3,501
Municipal securities	143,743	—	117	143,626

Total available-for-sale securities	$263,944	$—	$139	$263,805

     The following is a summary of weighted average interest rates, amortized costs, and estimated fair values of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2006			June 30, 2007
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value
Less than one year	4.1%	$212,583	$212,363	4.4%	$242,846	$242,767
Due in 1 - 2 years	3.8%	29,597	29,353	4.1%	21,098	21,038

Total		$242,180	$241,716		$263,944	$263,805

Fair Values of Financial Instruments
     The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. The fair value of the note payable also approximates its carrying value as the associated interest rate of 6% approximates the interest rate we would expect to be charged on a loan under similar circumstances with similar terms. The fair value of our convertible senior subordinated notes is based on trading values as of the end of our fiscal year.

Concentration of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. Included within our investment portfolio are investments in auction rate securities, which met our investment guidelines at the time of our investment. From time to time an auction may fail resulting in a premium interest rate and a lack of liquidity for the underlying investment. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
     We sell our products primarily to contract manufacturers that provide manufacturing services to OEMs. Credit is extended based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2006 and 2007, the following customers accounted for more than 10% of our accounts receivable balance:

	2006	2007
Customer A	18%	17%
Customer B	*	12%
Customer C	11%	*
Customer D	11%	*

*	Less than 10%
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

Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value), and at June 30, 2006 and 2007 consisted of the following (in thousands):

	2006	2007
Raw materials	$9,743	$10,187
Finished goods	267	1,847

	$10,010	$12,034

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
Property and Equipment
     We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful life of three to five years to our computer equipment and software; estimated useful lives ranging from one to five years to our manufacturing equipment; an estimated useful life of three years to our furniture and fixtures; and an estimated useful life of 35 years to our building. Depreciation expense includes the amortization of assets recorded under capital leases. We amortize leasehold improvements and assets recorded under capital leases over the shorter of the lease term or the useful life of the asset. For the years ended June 30, 2005 and 2007, we retired fully depreciated equipment and furniture at an original cost of $170,000 and $759,000, respectively. There were no asset retirements for the year ended June 30, 2006.
Foreign Currency Translation
     The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of translation. We translate revenue and expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation losses included in operating results for the years ended June 30, 2005, 2006, and 2007 totaled $77,000, $37,000, and $63,000, respectively. To date, we have not undertaken hedging transactions related to foreign currency exposure.
Goodwill
     We review the carrying value of goodwill at least annually for impairment as of the fiscal year end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of goodwill.
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
Investment in Foveon, Inc.
     We have an investment in convertible preferred stock in a privately held development-stage company. As our initial voting interest exceeded 20%, we accounted for the investment under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and the Emerging Issues Task Force (EITF) topic D-68 and Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” and Issue No. 99-10 “Percentage Used to Determine the Amount of Equity Method Losses.” We considered our ownership of preferred stock and advances made to the affiliated company in determining the amount of equity losses to be recognized (see Note 2). We reduced the balance of our investment in this company to zero in fiscal 2000 pursuant to equity method accounting.
     In fiscal 2005, our investee issued additional preferred stock and we made an incremental investment in the amount of $4.0 million. As a result of the preferred stock issuance, our voting interest in the investee was reduced to approximately 15%. In addition, two of our board members also serve on the board of the investee. Our incremental investment was accounted for under the cost method in accordance with APB 18 and EITF Issues No. 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” and No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” because the investment is not “in-substance common stock” and will be reviewed at least annually for impairment as of the fiscal year end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of our investment in our investee.
     Included in our investment in Foveon are 900,000 shares of series A preferred stock, which secure a $1.5 million note due to National Semiconductor (National). Subsequent to June 30, 2007, the note plus accrued interest of $1.2 million came due, and, in accordance with the security agreement, we relinquished the shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we will recognize a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the first quarter of fiscal 2008 as our cost in the underlying shares had been reduced to zero under the equity method of accounting in fiscal 1998.
Segment Information
     We have adopted SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for electronic devices and products.
Share-Based Compensation Costs
     We adopted SFAS 123R, “Share-Based Payment” on a modified prospective basis beginning with fiscal 2006 and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
     Changes in our warranty liability (included in other accrued liabilities) for the years ended June 30, 2006 and 2007 were as follows (in thousands):

	2006	2007
Beginning accrued warranty	$369	$357
Provision for product warranties	897	550
Cost of warranty claims and settlements	(909)	(582)

Ending accrued warranty	$357	$325

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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of our convertible notes, no shares of common stock will be issued to settle the principal and cash or common stock may be used to settle the value in excess of the principal. Our election to cash settle the principal of the convertible notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with our share-based compensation plans under the treasury stock method, (2) through April 2007 using the weighted average number of shares issuable in connection with our convertible debt under the if-converted method, and (3) from April 2007 using the weighted average number of potentially dilutive shares issuable in connection with our convertible debt under the treasury stock method, when dilutive.
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
2. Ownership Interest in Foveon, Inc. and Note Payable
     In fiscal 1998, we entered into agreements with National Semiconductor Corporation (National) with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc.), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase additional preferred shares of Foveon, which increased our ownership interest in Foveon to 43%. The note matured in August 2007 and accrued interest at 6.0% per annum. If the note and related accrued interest are not repaid, National’s sole remedy under the loan is to require us to return to National a portion of Foveon shares purchased with the proceeds of the loan and held by us.
     In fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of our investment. No equity losses were recorded in fiscal 1999, as we did not have any carrying value associated with the investment. Subsequent to June 30, 2007, the note plus accrued interest of $1.2 million came due, and, in accordance with the security agreement, we relinquished the 900,000 shares of series A preferred stock securing the note to National in full settlement of the principal and accrued interest. Consequently, we will recognize a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the first quarter of our fiscal 2008.
     In fiscal 2000, we advanced to Foveon a total of $2.7 million in return for convertible promissory notes. The notes were convertible into shares of Foveon preferred stock in accordance with the defined terms, had a term of 10 years, and bore interest at rates ranging from 6.5% to 6.85%, payable at maturity. In fiscal 2000, we recorded our share of losses incurred by Foveon on the basis of our proportionate share of funding provided to Foveon by us and National and recorded additional equity losses limited to the then maximum carrying value of our total investment, which was $2.7 million, including the ownership of convertible debt securities issued by Foveon. Accordingly, the carrying value of our investment in Foveon was reduced to zero in fiscal 2000 as our share of losses incurred by Foveon exceeded the carrying value of the investment.
     In August 2000, the convertible promissory notes we held and related accrued interest were automatically converted into 443,965 shares of Foveon preferred stock in connection with an equity financing completed by Foveon.
     In connection with the issuance of the convertible promissory notes, we also received warrants to purchase 106,718 shares of Foveon Series B preferred stock and warrants to purchase 22,918 shares of Foveon

Series C preferred stock at exercise prices of $5.88 and $6.76 per share, respectively. These warrants expired unexercised in fiscal 2005.
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred for a cash investment of $4.0 million. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to liquidation preference up to two times the original issue price over the non-Series E preferred and common shares. As of June 30, 2007, our voting interest in Foveon was approximately 10% and two of our board members also served on the board of Foveon. We are not obligated to provide additional funding to Foveon.
     We accounted for the Series E preferred stock investment in Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock” and will review at least annually for impairment as of the fiscal year end balance sheet date. Based on our latest review, we determined there was no impairment of the carrying value of our investment in Foveon. As of June 30, 2006 and 2007, the carrying value of our investment in Foveon was $4.0 million, which is included in other assets in the accompanying consolidated balance sheets.
3. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2005	2006	2007
Numerator:
Basic net income	$37,985	$13,701	$26,534
Interest expense and amortization of debt issuance costs on convertible notes, net of tax	602	1,064	878

Diluted net income	$38,587	$14,765	$27,412

Denominator:
Shares, basic	25,736	24,708	25,558
Effect of dilutive share-based awards	2,666	1,893	1,465
Effect of convertible notes	1,359	2,474	2,041

Shares, diluted	29,761	29,075	29,064

Net income per share:
Basic	$1.48	$0.55	$1.04

Diluted	$1.30	$0.51	$0.94

     Diluted net income per share does not include the effect of the following share-based awards (in thousands):

	2005	2006	2007
Share-based awards	259	2,136	2,239
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of our convertible notes, no shares of common stock will be issued to settle the principal and cash or common stock may be used to settle the value in excess of the principal, if any. Our election to cash settle the principal of the convertible notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying our convertible notes in our diluted net income per share calculation only when the average closing stock price for the period exceeds the conversion price, which is currently $50.53 per share.
4. Property and Equipment
     As of June 30, 2006 and 2007, property and equipment consisted of the following (in thousands):

	Life	2006	2007
Land		$2,500	$2,500
Building and improvements	35 years	10,144	10,306
Equipment and tooling	1 year to 5 years	6,863	9,567
Furniture	3 years	986	972
Capitalized software	3 years to 5 years	2,200	4,401

		22,693	27,746
Accumulated depreciation and amortization		(6,655)	(8,346)

Property and equipment, net		$16,038	$19,400

5. Other Assets
     As of June 30, 2006 and 2007, other assets consisted of the following (in thousands):

	Note	2006	2007
Non-current deferred tax	11	$—	$160
Investment in Foveon, Inc	2	4,000	4,000
Non-current prepaid tax	11	13,142	7,051
Debt issuance costs, net	7	2,957	2,097
Deposits and other long-term assets		730	660

Other Assets		$20,829	$13,968

6. Leases and Other Commitments and Contingencies
Leases
     We lease our Hong Kong facility under an operating lease that expires in fiscal 2008; our Shanghai and Korea facilities under operating leases that expire in fiscal 2009; and our Taiwan facility under an operating lease that expires in fiscal 2010. Total rent expense, recognized on a straight-line basis, was approximately $1.2 million, $786,000, and $1.0 million for the years ended June 30, 2005, 2006, and 2007, respectively.

     The aggregate future minimum rental commitments as of June 30, 2007 for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Operating
Lease
Fiscal Year	Payments
2008	$540
2009	182
2010	60

Total minimum operating lease payments	$782

Contingencies
     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties alleging infringement of their intellectual property rights. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.
Intellectual Property Settlement
     In fiscal 2005, we entered into a cross license agreement with a competitor. The cross licenses are worldwide, non-exclusive, non-transferable, and royalty-free. The cross license agreement settled certain intellectual property claims of the parties and contains mutual releases of the intellectual property claims of the parties. In connection with the cross license agreement, which does not provide for any future service obligations or commitments from us, we received a one-time payment of $3.8 million included as other operating expense (income) in the accompanying consolidated statement of income for the year ended June 30, 2005.
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
Line of Credit
     In August 2001, we entered into a $4.2 million revolving line of credit with a bank, subsequently increased to $15.0 million on November 30, 2004. The revolving line of credit expires on November 25, 2007, unless extended, and carries an interest rate equal to the bank’s prime lending rate, which was 8.25% at June 30, 2007. Borrowings under this line of credit are subject to certain financial and non-financial covenants and are limited to 75% of qualifying accounts receivable as defined in the agreement with the bank. This line of credit agreement places restrictions on the payment of any dividends. As of June 30, 2006 and 2007, we had not borrowed any amounts under this facility.
Legal Proceedings
     In March 2006, Elantech Devices Corporation (“Elantech”) filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech claiming that Elantech has infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees and a permanent injunction against infringing or inducing others to infringe.

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
7. Convertible Senior Subordinated Notes
     In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. We expect to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million, if any. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is currently $50.53 per share.
     Initially the Notes were convertible into shares of our common stock at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. Through April 2007 the denominator of the diluted net income per share calculation included the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with SFAS 128 as it applies to the method of settling the principal amount of the Notes and Emerging Issues Task Force (“EITF”) Issue No. 04-08 as it applies to the market price conversion trigger embedded in the Notes.
     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 7.917 shares per $1,000 of principal amount of Notes, or a total of 989,587 shares of common stock. The 989,587 shares, contingently issuable upon a fundamental change, are not included in the calculation of diluted net income per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of June 30, 2007, none of the conditions for conversion of the Notes had occurred.

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
     Interest expense includes the amortization of debt issuance costs. For fiscal 2005, 2006, and 2007, we recorded $1.0 million, $1.8 million, and $1.8 million of interest expense on the Notes, which included $487,000, $860,000, and $860,000 of amortization of debt issuance costs, respectively. At June 30, 2007, the fair value of the notes was approximately $121.1 million based on trading values.
8. Stockholders’ Equity
     We have a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the plan become exercisable when a person or group acquires 15% or more of our common stock or when a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors. The rights expire in August 2012.
Preferred Stock
     We are authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series without stockholder approval. Our board of directors has the power to establish from time to time the number of shares to be included in each series and to fix the rights, preferences, and privileges of the shares of each wholly unissued series and any of its qualifications, limitations, or restrictions. Our board of directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.
     Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of June 30, 2007, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.
Deferred Compensation
     Through fiscal 2003, we recorded total deferred stock compensation of $2.8 million, representing the aggregate difference between the exercise prices of options granted to employees and the deemed fair values for common stock subject to the options as of the respective measurement dates. Through fiscal 2005, these amounts were being amortized by charges to operations, on a straight-line basis over the vesting periods of the individual stock options. For the year ended June 30, 2005, we recorded $328,000 of amortization expense related to deferred stock compensation. Also, we recorded reversals of $3,000 of deferred stock compensation and amortization expense for terminated employees for the year ended June 30, 2005. Upon our adoption of SFAS 123R in fiscal 2006, we ceased amortizing deferred stock compensation, reversed the remaining unamortized deferred stock compensation balance of $303,000 to additional paid-in capital, and now expense the grant date fair value of share-based awards.

Shares Reserved for Future Issuance
     As of June 30, 2007, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	4,640,115
Deferred stock units outstanding	257,225
Awards available for grant under all share-based award plans	3,329,962

Reserved for future issuance	8,227,302

     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Convertible Senior Subordinated Notes (Notes), we could potentially be obligated to issue up to 7.917 shares per $1,000 of principal amount of Notes, for a total of 989,587 shares of common stock, which are not reflected in the preceding table.
Treasury Stock
     In April 2007, our board of directors authorized an expansion of our stock repurchase program for up to an additional $80 million of our common stock, raising the aggregate authorization level under the stock repurchase program from $80 million to $160 million. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through June 30, 2007 purchases under this program totaled 3,588,100 shares for an aggregate cost of $72.3 million or an average cost of $20.16 per share. As of June 30, 2007, we had $87.7 million remaining under our stock repurchase program, of which $7.7 million expires in October 2007 and $80.0 million expires in April 2009.
9. Share-Based Compensation
     The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, we determine share-based compensatory awards issued subsequent to the initial award to our employees and consultants primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, our 2001 Incentive Compensation Plan, and our 2001 Employee Stock Purchase Plan.

     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for the year ended June 30, 2007, are as follows:

	Awards
	Available	1996	2000	2001	Employee
	Under All	Stock	Nonstatutory	Incentive	Stock
	Share-Based	Option	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 30, 2006	3,292,246	226,465	37,584	2,414,826	613,371
Additional shares authorized	1,525,698	—	—	1,525,698	—
Stock options granted	(1,216,548)	—	—	(1,216,548)	—
Deferred stock units granted	(247,437)	—	—	(247,437)	—
Purchases under employee stock purchase plan	(163,103)	—	—	—	(163,103)
Forfeited and expired	368,497	2,926	—	365,571	—
Plan shares expired	(229,391)	(229,391)	—	—	—

Balance at June 30, 2007	3,329,962	—	37,584	2,842,110	450,268

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
     Share-based compensation and the related tax benefit recognized in our consolidated statement of income for the years ended June 30, 2006 and 2007 were (in thousands):

	2006	2007
Cost of revenue	$682	$750
Research and development	4,799	5,091
Selling, general, and administrative	7,719	8,453

Total	$13,200	$14,294

Income tax benefit on share-based compensation	$2,940	$4,140

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. In fiscal 2007, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $13.5 million, of which $921,000 of the tax benefit was recognized as a reduction of the provision for income taxes, $1.8 million reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining $10.8 million of tax benefit was recorded directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $9.9 million in fiscal 2007.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 3,588,100 treasury shares are also available for issuance as of the end of fiscal 2007. As of June 30, 2007, we had $87.7 million remaining under our stock repurchase program, of which $7.7 million expires in October 2007 and $80.0 million expires April 2009. Any incremental shares repurchased under the stock repurchase program would be available for issuance.
Deferred Stock Units
     Our 2001 Incentive Compensation Plan (“2001 Plan”) provides for the grant of deferred stock unit awards (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSU awards in January 2006.
     DSUs granted under the 2001 Plan generally vest 25% at the end of one year from the vesting commencement date and at a rate of approximately 6% each quarter thereafter until fully vested at the end of four years from the vesting commencement date. Delivery of shares under the plan takes place on the quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net number of shares. Until delivery of shares, the grantee has no rights as a stockholder.
     An election to defer delivery of the underlying shares for unvested DSU awards can be made provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.

     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2007, and the balance and aggregate intrinsic value of DSUs as of June 30, 2007:

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(thousands)	Fair Value
Balance at June 30, 2006	38,280		$29.68
Granted	247,437		$26.37
Delivered	(10,227)		$29.94
Forfeited	(18,265)		$25.11

Balance at June 30, 2007	257,225	$9,206	$26.81

     Of the shares delivered, 3,007 were withheld to meet statutory minimum tax withholding requirements totaling $84,000. The aggregate intrinsic value is based on the closing price of our common stock on June 29, 2007 of $35.79.
     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan were approximately $5.4 million as of June 30, 2007, which will be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of DSUs delivered in fiscal 2007 was $286,000.
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
     The following table summarizes stock option activity and weighted average exercise prices for stock options granted, exercised, forfeited, and expired for fiscal 2007 and the balance of outstanding and exercisable stock options as of June 30, 2007:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance at June 30, 2006	5,808,011	$14.55
Granted	1,216,548	24.89
Exercised	(2,034,212)	9.11
Forfeited	(339,081)	20.45
Expired	(11,151)	26.46

Balance at June 30, 2007	4,640,115	19.18

Exercisable at June 30, 2007	2,306,205	14.24

     As of June 30, 2007, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, and the intrinsic value and for options outstanding the weighted average remaining contractual life were as follows:

			Options Outstanding				Options Exercisable
				Weighted
				Average	Weighted			Weighted
				Remaining	Average	Intrinsic		Average	Intrinsic
Range of			Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices			Outstanding	Term	Price	(thousands)	Exercisable	Price	(thousands)
$1.00	—	$6.00	593,980	3.23	$3.49	$19,186	593,980	$3.49	$19,186
$6.56	—	$9.96	508,046	5.43	8.65	13,788	492,236	8.61	13,379
$10.91	—	$18.26	661,952	6.78	16.67	12,657	481,725	16.35	9,365
$18.70	—	$21.03	644,551	8.72	20.59	9,797	101,748	19.84	1,623
	$21.50		538,040	8.07	21.50	7,689	197,758	21.50	2,826
$21.88	—	$24.93	524,160	8.77	22.82	6,798	121,829	22.97	1,562
$25.78	—	$29.44	491,851	9.68	28.73	3,472	6,707	25.78	67
$29.87	—	$30.26	443,292	7.84	30.21	2,473	236,713	30.26	1,309
	$30.71		234,243	8.55	30.71	1,190	73,509	30.71	373

			4,640,115	7.32	19.18	$77,050	2,306,205	14.24	$49,690

     The aggregate intrinsic value is based on the closing price of our common stock on June 29, 2007 of $35.79 and excludes the impact of options that were not in-the-money.
     At June 30, 2007, we estimate fully vested options and options expected to vest to be 4.4 million with an aggregate intrinsic value of $73.9 million having a weighted average exercise price and a weighted average remaining contractual term of $18.82 per share and seven years, respectively.
     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised for the years ended June 30, 2005, 2006, and 2007 (in thousands):

	Years ended June 30,
	2005	2006	2007
Cash received	$7,014	$6,832	$18,511
Aggregate intrinsic value	$29,086	$17,707	$40,214
     The fair value of each award granted from our Plans for the year ended June 30, 2007 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	54.0% - 60.5%
Expected life in years	5.0
Risk-free interest rate	4.5% - 5.0%
Fair value per award	$11.81-$15.93
     The expected volatility is based on historical volatility; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans were approximately $28.8 million as of June 30, 2007, to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan (“ESPP”) became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases for the years ended June 30, 2005, 2006, and 2007 (in thousands, except for shares purchased and weighted average purchase price):

	Years ended June 30,
	2005	2006	2007
Shares purchased	198,251	93,020	163,103
Weighted average purchase price	$7.02	$17.69	$18.22
Cash received	$1,391	$1,645	$2,971
Aggregate intrinsic value	$3,636	$488	$1,789
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering periods that commenced on January 1, 2005 and 2006 were terminated on June 30, 2005 and 2006 and new offering periods commenced on July 1, 2005 and 2006, respectively. The June 30, 2005 modification affected 169 employees, and the June 30, 2006 modification affected 13 employees. Both modifications resulted in incremental compensation costs that were recognized on a straight-line basis over the period from the modification date through June 30, 2007.
     The fair value of each award granted under our ESPP for the year ended June 30, 2007 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	38.1% - 50.2%
Expected life in years	0.5 - 1.0
Risk-free interest rate	5.1% - 5.3%
Fair value per award	$6.31-$7.93
     The expected volatility is based on either implied volatility or a weighting of implied and historical volatility; the expected life is based on each period that begins with the enrollment date until each purchase date remaining in the offering period at the date of enrollment in the plan; and the risk free interest rate is based on U.S. Treasury yields or yield curve in effect for each expected life.
     There were no unrecognized share-based compensation costs for awards granted under our ESPP as of June 30, 2007.

Pre-SFAS 123R Pro Forma Accounting Disclosures
     The fair value of each share-based award granted for the year ended June 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Stock Option	Employee Stock
	Plan	Purchase Plan
	2005	2005
Expected volatility	68.4%	58.9%
Expected life in years	5	1.1
Risk-free interest rate	3.5%	2.6%
Fair value per award	$13.71	$10.31
     For the year ended June 30, 2005, if compensation expense for stock options had been determined based on the fair value of the options at dates of grant consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share amounts):

2005
Net income — as reported	$37,985
Add: Total stock-based compensation included in reported net income, net of tax	213
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(6,506)

Net income — pro forma	$31,692

Net income per share — basic:
As reported	$1.48

Pro forma	$1.23

Net income per share — diluted:
As reported	$1.30

Pro forma	$1.09

10. Employee benefit plans
401(k) Plan
     We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $15,500. The annual limit for employees who are 50 years or older is $20,500. In fiscal 2007, we provided matching funds of 20% of the employee’s contribution up to a maximum of $3,100 per employee. We made matching contributions of $183,000, $305,000, and $383,000 in fiscal 2005, 2006, and 2007, respectively.

11. Income Taxes
     Income before provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2005	2006	2007
U.S.	$35,148	$18,949	$21,863
Foreign	23,184	6,574	16,568

Income before provision for income taxes	$58,332	$25,523	$38,431

     The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2005	2006	2007
Current tax expense
Federal	$12,317	$5,192	$7,028
State	1,778	1,602	1,455
Foreign	4,421	3,524	3,529

	18,516	10,318	12,012

Deferred tax expense
Federal	1,611	1,144	321
State	554	125	(418)
Foreign	(334)	235	(18)

	1,831	1,504	(115)

Provision for income taxes	$20,347	$11,822	$11,897

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years ended June 30,
	2005	2006	2007
Provision at U.S. federal statutory rate	$20,416	$8,933	$13,451
State income taxes	665	1,437	1,197
Foreign withholding taxes	3,728	3,130	3,835
Qualified stock options	—	2,432	1,672
Business credits	(226)	(2,129)	(3,915)
Foreign tax rate differential	(4,081)	(844)	(3,482)
Tax exempt interest	(436)	(1,065)	(1,526)
Other differences	281	(72)	665

Provision for income taxes	$20,347	$11,822	$11,897

     As of June 30, 2006 and 2007, significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	2006	2007
Deferred tax assets:
Investment writedowns	$1,102	$1,097
Inventory writedowns	129	149
Depreciation and amortization	875	833
Accrued compensation	742	839
Share-based compensation	2,491	3,918
Business credit carryforward	—	2,629
Other accruals	265	147

	5,604	9,612
Valuation allowance	(1,102)	(1,097)

	4,502	8,515

Deferred tax liabilities:
Interest deduction	(5,450)	(9,348)

	(5,450)	(9,348)

Net deferred tax liabilities	$(948)	$(833)

     Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of June 30, 2007, a valuation allowance of $1.1 million had been established to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income. The valuation allowance decreased by $575,000, $3,000, and $5,000 for the years ended June 30, 2005, 2006, and 2007, respectively. As of June, 30, 2007, the remaining valuation allowance relates to our investment writedowns. In fiscal 2005, 2006, and 2007, we recognized $1.2 million, $2.7 million, and $2.5 million of tax benefit, respectively, from the release of tax contingency accruals associated with income tax issue evaluations, settlements, and statute expirations. The tax contingency accruals released in fiscal 2005, 2006, and 2007 were established in earlier fiscal years.
     As of June 30, 2006 and 2007, net deferred tax assets (liabilities) consisted of the following balances (in thousands):

	2006	2007
Current deferred tax assets	$1,036	$1,066
Non-current deferred tax assets	—	160
Non-current deferred tax liabilities	(1,984)	(2,059)

Net deferred tax assets liabilities	$(948)	$(833)

     Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.
     As of June 30, 2007, we had a state net operating loss carryforward of approximately $24.9 million which expires in 2017. The state net operating loss carryforward was attributable to share-based award deductions. The benefit of this net operating loss will be recorded directly to additional-paid-in capital when realized. In addition, we had $1.9 million and $1.2 million of federal and state tax credit carryforwards, respectively. The federal tax credit carryforward expires in 2027 and the state tax credit carryforward has no expiration date. Under the current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.
     Included in other assets as of June 30, 2007 is $7.1 million of non-current prepaid tax. The non-current prepaid tax is associated with an intercompany royalty arrangement on the licensing of intangibles in connection with our international operating structure. The non-current prepaid tax is being charged to tax expense over the weighted average life of the licensed intangibles (four years) through June 30, 2008.
12. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 59%, 85%, and 85% of our net revenue for the years ended June 30, 2005, 2006, and 2007, respectively.
     The following is a summary of net revenue within geographic areas based on our customers’ locations (in thousands):

	Years ended June 30,
	2005	2006	2007
China	$157,661	$141,958	$213,862
Taiwan	23,370	23,558	27,587
Korea	1,498	2,176	7,809
Japan	3,294	4,873	5,771
United States	4,007	3,242	3,815
Singapore	13,680	4,541	1,216
Other	4,629	4,209	6,727

	$208,139	$184,557	$266,787

     As of June 30, 2006 and 2007, long-lived assets within geographic areas consisted of the following (in thousands):

	2006	2007
United States	$14,642	$17,150
Asia/Pacific	1,149	2,250
United Kingdom	247	—

	$16,038	$19,400

     Major customers as a percentage of net revenue were as follows:

	Years ended June 30,
	2005	2006	2007
Customer A	*	*	14%
Customer B	*	10%	11%
Customer C	34%	14%	*

*	Less than 10%
13. Restructuring Charge
     In fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia/Pacific customer base. We accounted for our restructuring charge in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring have been settled and no additional payment obligation exists.
14. Subsequent Events
     Subsequent to June 30, 2007 and through August 28, 2007, we repurchased 500,000 shares of our common stock at an aggregate cost of approximately $19.0 million, or an average cost of $37.90 per share.
     A portion of our investment portfolio is invested in AA and AAA rated auction rate securities. In August 2007, $13.5 million of our auction rate securities, which were purchased subsequent to June 30, 2007, failed to settle in auctions. The failures resulted in the interest rate on these investments resetting at Libor plus 50 or 100 basis points. While we now earn a premium interest rate on the investments, the investments are not liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
     Included in our investment in Foveon are 900,000 shares of series A preferred stock, which secure a $1.5 million note due to National. Subsequent to June 30, 2007, the note plus accrued interest of $1.2 million came due, and, in accordance with the security agreement, we relinquished the shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we will recognize a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the first quarter of fiscal 2008 as our cost in the underlying shares had been reduced to zero under the equity method of accounting in fiscal 1998.

SCHEDULE II
SYNAPTICS INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ending June 30, 2005, 2006, and 2007
(in thousands)

	Balance at	Additions	Adjustments	Balance at
	beginning	charged to	to	end of
	of year	expense	reserve	year
Reserve deducted from assets—
Allowance for doubtful accounts:
2005	$130	44	(9)	165
2006	165	52	(28)	189
2007	189	230	—	419

S-1

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation (1)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2	Amended and Restated Bylaws (3)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)

4	Form of Common Stock Certificate (5)

4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4.1	Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (4)

4.2	Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.1	1986 Incentive Stock Option Plan and form of grant agreement (6)

10.2	1986 Supplemental Stock Option Plan and form of grant agreement (6)

10.3(a)	1996 Stock Option Plan (6)

10.3(b)	Form of grant agreements for 1996 Stock Option Plan (5)

10.4	2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (6)

10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (6)

10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (7)

10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (7)

10.6(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (8)

10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through February 20, 2002) (5)

10.7(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (5)

10.8	401(k) Profit Sharing Plan (6)

10.12	Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (6)

10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (6)

10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (6)

10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (6)

10.16	Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (9)

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Russell J. Knittel, Shawn P. Day, David T. McKinnon, William T. Stacy, Keith B. Geeslin, and Richard L. Sanquini; as of April 23, 2002 with W. Ronald Van Dell; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006 with Hing Chung Wong; and as of February 20, 2007 with Nelson C. Chan. (1)

10.18	Severance Policy for Principal Executive Officers (10)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (10)

10.20	Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (10)

10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (11) *

10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (12)

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2007.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(7)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(8)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 12, 2003.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.