Form 10-Q
period 2007-09-29
SYNAPTICS INC
filed 2007-11-08
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at November 2, 2007: 30,850,927

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$101,979	$45,915
Short-term investments	159,192	219,102
Accounts receivable, net of allowances of $364 and $419, respectively	65,664	56,721
Inventories	19,476	12,034
Prepaid expenses and other current assets	10,064	4,245

Total current assets	356,375	338,017
Property and equipment, net	19,848	19,400
Goodwill	1,927	1,927
Other assets	7,739	13,968

	$385,889	$373,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,387	$21,552
Accrued compensation	4,144	5,372
Income taxes payable	—	3,400
Other accrued liabilities	6,605	6,272
Note payable	—	1,500

Total current liabilities	32,136	38,096
Other liabilities	12,991	2,129
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 30,653,597 and 29,666,660 shares issued, respectively	31	30
Additional paid-in capital	196,913	180,746
Less: 4,088,100 and 3,588,100 common treasury shares, respectively, at cost	(91,296)	(72,345)
Accumulated other comprehensive loss	(943)	(139)
Retained earnings	111,057	99,795

Total stockholders’ equity	215,762	208,087

	$385,889	$373,312

See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
Net revenue	$86,692	$54,815
Cost of revenue (1)	51,228	32,420

Gross margin	35,464	22,395

Operating expenses:
Research and development (1)	10,402	9,188
Selling, general, and administrative (1)	10,750	7,801

Total operating expenses	21,152	16,989

Income from operations	14,312	5,406
Interest income	2,995	2,539
Interest expense	(475)	(487)
Gain on settlement of debt	2,689	—
Impairment of investment	(4,000)	—

Income before provision for income taxes	15,521	7,458
Provision for income taxes	4,259	3,331

Net income	$11,262	$4,127

Net income per share:
Basic	$0.43	$0.16

Diluted	$0.41	$0.15

Shares used in computing net income per share:
Basic	26,210	25,134

Diluted	27,691	29,253

(1) Amounts include share-based compensation costs as follows:
Cost of revenue	$239	$147
Research and development	$1,171	$1,035
Selling, general, and administrative	$1,919	$1,919
See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$11,262	$4,127
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	3,329	3,101
Deferred taxes from share-based compensation	916	(751)
Tax benefit realized from share-based compensation	—	234
Excess tax benefit from share-based compensation	—	(183)
Depreciation of property and equipment	855	454
Impairment of property and equipment	210	—
Amortization of debt issuance costs	215	215
Gain on settlement of debt	(2,689)	—
Impairment of investment	4,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,943)	(7,779)
Inventories	(7,442)	993
Prepaid expenses and other current assets	(77)	(325)
Other assets	1,854	1,000
Accounts payable	(165)	(390)
Accrued compensation	(1,413)	(978)
Income taxes	1,634	2,891
Other accrued liabilities	1,522	2,070
Other liabilities	(21)	(969)

Net cash provided by operating activities	5,047	3,710

Cash flows from investing activities
Purchases of short-term investments	(61,783)	(69,981)
Proceeds from sales and maturities of short-term investments	120,240	82,825
Purchases of property and equipment	(1,513)	(515)

Net cash provided by investing activities	56,944	12,329

Cash flows from financing activities
Purchase of treasury stock	(18,951)	(4,612)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	13,024	1,462
Excess tax benefit from share-based compensation	—	183

Net cash used in financing activities	(5,927)	(2,967)

Net increase in cash and cash equivalents	56,064	13,072
Cash and cash equivalents at beginning of period	45,915	38,724

Cash and cash equivalents at end of period	$101,979	$51,796

Supplemental disclosures of cash flow information
Cash paid for income taxes	$33	$247

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2007.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2008 will be a 52-week period ending on June 28, 2008, and fiscal 2007 was a 53-week period ending on June 30, 2007. The fiscal periods presented in this report were 13-week periods for the three months ended September 29, 2007 and September 23, 2006. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on September 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
3. Net Income Per Share
     We present basic and diluted net income per share amounts in conformity with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share,” for all periods presented.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Basic net income	$11,262	$4,127
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	—	266

Diluted net income	$11,262	$4,393

Denominator:
Shares, basic	26,210	25,134
Effect of dilutive share-based awards	1,481	1,645
Effect of convertible notes	—	2,474

Shares, diluted	27,691	29,253

Net income per share:
Basic	$0.43	$0.16

Diluted	$0.41	$0.15

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     Dilutive net income per share amounts do not include the effect of 836,171 and 2,784,476 share-based awards that were outstanding during the three months ended September 30, 2007 and 2006, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
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
     A portion of our investment portfolio is invested in double and triple A rated auction rate securities. During the quarter ended September 30, 2007, $18.5 million of our auction rate securities, which were purchased subsequent to June 30, 2007, failed to settle in auctions. The failures resulted in the interest rates on the investments resetting at

Libor plus 50 or 100 basis points. While we now earn a premium interest rate on these investments, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We have reduced the carrying value of these investments by $1.6 million though other comprehensive income to reflect the temporary nature of the impairment of these investments. At this time, there is no evidence to suggest that these investments are other-than-temporarily impaired or that they will not be settled in the short term; however, we will evaluate these investments quarterly.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2007	2007
Raw materials	$13,636	$10,187
Finished goods	5,840	1,847

	$19,476	$12,034

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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the three-month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Beginning accrued warranty	$325	$357
Provision for product warranties	103	214
Cost of warranty claims and settlements	(64)	(151)

Ending accrued warranty	$364	$420

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
     The Elantech patent relates to recognizing the presence of multiple fingers on a touchpad. We have multiple ways to accomplish that and have our own patents for detecting multiple fingers. We have used two types of software in our products (“Type 1 Code” and “Type 2 Code”) to detect multiple fingers.
     In October 2007, the Court heard oral arguments on our motion for summary judgment of noninfringement of the Elantech patent and Elantech’s cross-motion for summary judgment of infringement. The Court granted our motion for partial summary judgment of noninfringement as to products containing Type 1 Code and denied our motion for partial summary judgment of noninfringement as to products containing Type 2 Code. In addition, the Court denied Elantech’s motion for summary judgment that our Type 1 and Type 2 Codes infringe Elantech’s intellectual property. The Court indicated, however that it would grant summary judgment of infringement for products implementing the Type 2 Code with enabled finger counting functionality but Elantech did not move for partial summary judgment. We do not believe any aspect of the Court’s decision will have a material effect on our business.
     We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with Elantech’s claims pursuant to SFAS No. 5 “Accounting for Contingencies,” and have expensed as incurred all legal fees associated with the legal proceedings.
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
     Initially the Notes were convertible into shares of our common stock at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. Through April 2007 the denominator of the diluted net income per share calculation included the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with SFAS 128 as it applies to the method of settling the principal amount of the Notes and Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” as it applies to the market price conversion trigger embedded in the Notes.

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
     Interest expense includes the amortization of debt issuance costs. We recorded $449,000 of interest expense on the Notes during each of the three-month periods ended September 30, 2007 and 2006, respectively.
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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Cost of revenue	$239	$147
Research and development	1,171	1,035
Selling, general, and administrative	1,919	1,919

Total	$3,329	$3,101

Income tax benefit recorded on share-based compensation	$1,697	$781

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
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under paragraph A94, footnote 82, of SFAS 123R tax benefit associated with excess tax deduction normally creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the quarter ended September 30, 2007.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 4.1 million treasury shares were also available for issuance as of September 30, 2007. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited during the three months ended September 30, 2007, and the balance and aggregate intrinsic value of DSUs as of September 30, 2007. The aggregate intrinsic value is based on the closing price of our common stock on September 28, 2007 of $47.76.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2007	257,225
Granted	109,315
Delivered	(16,504)
Forfeited	(7,361)

Balance at September 30, 2007	342,675	$16,366

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
     The following table summarizes stock option activity and weighted average exercise prices for the three months ended September 30, 2007, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of September 30, 2007. The aggregate intrinsic value is based on the closing price of our common stock on September 28, 2007 of $47.76 and all outstanding stock options were in-the-money.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2007	4,640,115	$19.18
Granted	422,520	$40.05
Exercised	(975,701)	$13.35
Forfeited and expired	(87,695)	$21.06

Balance at September 30, 2007	3,999,239	$22.77	$99,931

Exercisable	1,650,098	$16.11	$52,222

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
     The current two year offering period began on July 1, 2007; accordingly, there were no purchases under our ESPP during the quarter ended September 30, 2007.

9. Gain from Settlement of Debt and Impairment of Investment
Gain from Settlement of Debt
     In fiscal 1998, we entered into agreements with National Semiconductor Corporation (“National”) with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc. and referred to herein as Foveon), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon, which increased our ownership interest in Foveon to 43%.
     In fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of our investment. The $1.5 million note to National plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we relinquished our 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the quarter ended September 30, 2007.
Impairment of Investment
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred for a cash investment of $4.0 million. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We are not obligated to provide additional funding to Foveon.
     In fiscal 2007, Foveon completed a Series F preferred financing receiving net proceeds of $13.8 million. The Series F preferred shareholders are entitled to a liquidation preference over the earlier non-Series F preferred shares and common shares.
     We accounted for our Series E preferred stock investment in Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock”. We review this investment for impairment at least annually or more frequently as we become aware of information that might affect the carrying value of our investment.
     Based on our review at September 30, 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Assuming book value equals fair value of certain of Foveon’s assets such as cash, accounts receivable, and accounts payable and no value for other tangible and intangible assets, a hypothetical liquidation of Foveon at September 30, 2007 would benefit only Series F preferred shareholders.
     Consequently, we recognized a $4.0 million other-than-temporary impairment charge as of September 30, 2007.
10. Income Taxes
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
     The provision for income taxes of $4.3 million and $3.3 million for the three months ended September 30, 2007 and 2006, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2007 was 27.4% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset. The effective tax rate for the three months ended September 30, 2006 was 44.7% and diverged from the combined federal and state statutory rate primarily due to the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of tax-exempt interest income and the release of contingency reserves.
Unrecognized Tax Benefits
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”), effective as of the beginning of the first quarter of fiscal year 2008. In connection with our adoption of FIN 48, we did not recognize a cumulative effect adjustment. Historically, we have classified unrecognized tax benefits as current income taxes payable; however, consistent with the provisions of FIN 48, as of adoption we reclassified gross unrecognized tax benefits of $8.4 million and accrued interest and penalties expense of $500,000 as non-current income taxes payable included in other liabilities on our balance sheet. The additional amount of unrecognized tax benefits recognized during the first quarter of fiscal 2008 was $1.4 million. No unrecognized tax benefit is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Classification of Interest and Penalties
     Under FIN 48 our policy to classify interest expense and penalties, if any, as components of income tax expense did not change. An additional $81,000 of interest and penalties has been accrued during the first quarter of fiscal 2008.
Tax Years and Examination
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. Our major tax jurisdictions are the United States and California. The fiscal years that remain subject to examination by these jurisdictions are 2003 and onward. On September 10, 2007 we were notified by the Franchise Tax Board that our fiscal year 2003 through 2005 returns were subject to audit. The audit is ongoing and no proposed assessments have been received.
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 81% and 90% of net revenue for the three months ended September 30, 2007 and 2006, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended
	September 30,
	2007	2006
China	$62,857	$46,553
Taiwan	11,834	3,273
Korea	7,223	408
Other	4,778	4,581

	$86,692	$54,815

Major customer net revenue data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2007	2006
Customer A	11%	*
Customer B	10%	*
Customer C	*	15%
Customer D	*	14%
Customer E	*	11%
Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	September 30,	June 30,
	2007	2007
Customer A	12%	*
Customer B	11%	*
Customer C	11%	12%
Customer D	*	17%

*	Less than 10%
12. Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our short-term investments due to reductions in market value of certain of our auction rate securities and interest rate fluctuations on our fixed interest rate investments. The unrealized gains and losses on our short-term investments are considered to be temporary in nature. We use the United States dollar as the functional currency in accounting for our foreign entities and recognize remeasurement adjustments in our consolidated statement of income.
     Our comprehensive income for the three months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended
	September 30,
(In thousands)	2007	2006
Net income	11,262	4,127
Net unrealized gain (loss) on available-for-sale investments, net of tax	(804)	259

Total comprehensive income	10,458	4,386

     Included in our net unrealized gain (loss) on available-for-sale investments we recorded a pre-tax temporary impairment charge for investments in auction rate securities that failed to settle in auctions in the amount of $1.6 million, which was partially offset by gains in certain fixed rate investments as of September 30, 2007. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. At this time, there is no evidence to suggest that these investments are other-than-temporarily impaired or that they will not be settled in the short term; however, we will evaluate these investments quarterly.

13. Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective beginning in our first quarter of fiscal 2009. We do not expect adoption of SFAS 159 to have a material impact on our financial position, results of operations, or cash flows.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2007.
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
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2007, including particularly Item 1A Risk Factors.
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, entertainment, communications, and other electronic devices. We are a leading supplier of interface solutions to the notebook computer market and the hard-disk drive, or HDD, portable digital music player market. In fiscal 2007, we believe we were the market leader in providing interface solutions for notebook computers and HDD portable digital music players. We believe our market share results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs.
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
     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs, assembly and test costs, and implementing design and process improvements. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis. Generally, our products, which contain a higher percentage of third-party content, may have lower gross margins. Our newly introduced products may have lower gross margins than our more mature products that have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margins.

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
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FIN 48. The first step is to determine when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
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

Results of Operations
Three months ended September 30, 2007 compared with the three months ended September 30, 2006
Net Revenue.

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
PC applications	$70,195	$49,256	$20,939	42.5%
% of net revenue	81.0%	89.9%
Digital lifestyle product applications	16,497	5,559	10,938	196.8%
% of net revenue	19.0%	10.1%

Net revenue	$86,692	$54,815	$31,877	58.2%

     For the quarter ended September 30, 2007, we generated $70.2 million, or 81.0%, of net revenue from the personal computing market (“PC”) and we generated $16.5 million, or 19.0%, of net revenue from the digital lifestyle products markets. Net revenue was $86.7 million for the quarter ended September 30, 2007 compared with $54.8 million for the quarter ended September 30, 2006, an increase of $31.9 million, or 58.2%. The increase in net revenue for the quarter ended September 30, 2007 was attributable to a $20.9 million, or 42.5%, increase in PC applications net revenue and a $10.9 million, or 196.8%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, coupled with market share gains, additional penetration in PC peripherals, and continuing adoption by notebook OEMs of our capacitive interface multimedia controls. Digital lifestyle product application net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to an 82% increase in unit shipments, reflecting the combination of industry growth and market share gains, partially offset by a lower-priced product mix and general competitive pricing pressure.
Gross Margin.

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Gross Margin	$35,464	$22,395	$13,069	58.4%
% of net revenue	40.9%	40.9%
     Gross margin as a percentage of net revenue was 40.9% for both the quarter ended September 30, 2007 and the quarter ended September 30, 2006 and was $35.5 million and $22.4 million, respectively. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve.

Operating Expenses.

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Research and development expenses	$10,402	$9,188	$1,214	13.2%
% of net revenue	12.0%	16.8%
Selling, general, and administrative expenses	10,750	7,801	2,949	37.8%
% of net revenue	12.4%	14.2%

Operating expenses	$21,152	$16,989	$4,163	24.5%

% of net revenue	24.4%	31.0%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 12.0% from 16.8%, while the cost of research and development activities increased $1.2 million, or 13.2%, to $10.4 million for the three months ended September 30, 2007 compared with $9.2 million for the three months ended September 30, 2006. The increase in research and development expenses primarily reflected a $756,000 increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs; a $154,000 increase in project expenses, including materials and related costs; and a $136,000 increase non-cash share-based compensation costs. Non-cash share-based compensation costs included in research and development expenses were approximately $1.2 million, or 1.4% of net revenue, and approximately $1.0 million, or 1.9% of net revenue, for the three months ended September 30, 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 12.4% from 14.2%, while the cost of selling, general, and administrative activities increased $2.9 million, or 37.8%, to approximately $10.7 million for the three months ended September 30, 2007 compared with $7.8 million for the three months ended September 30, 2006. The increase in selling, general, and administrative expenses primarily reflected a $1.3 million increase in outside consulting, outside service, and commission costs; a $1.1 million increase in employee compensation costs resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, variable compensation costs, and recruiting costs; and a $485,000 increase in travel and related costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $1.9 million in both the three month periods ended September 30, 2007 and 2006, representing 2.2% and 3.5% of net revenue, respectively.
Income from Operations.

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Income from operations	$14,312	$5,406	$8,906	164.7%

% of net revenue	16.5%	9.9%
     We generated operating income of $14.3 million, or 16.5% of net revenue, for the three months ended September 30, 2007 compared with approximately $5.4 million, or 9.9% of net revenue, for the three months ended September 30, 2006. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 58.2% increase in net revenue, partially offset by a $4.2 million increase in operating expenses.

Non-Operating Income/(Loss)

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Interest income	$2,995	$2,539	$456	18.0%
% of net revenue	3.5%	4.6%
Interest expense	(475)	(487)	12	-2.5%
% of net revenue	-0.5%	-0.9%
Gain on settlement of debt	2,689	—	2,689	—
% of net revenue	3.1%	0.0%
Impairment of investment	(4,000)	—	(4,000)	—
% of net revenue	-4.6%	0.0%

Net interest income	$1,209	$2,052	$(843)	-41.1%

% of net revenue	1.4%	3.7%
     Interest Income. Interest income was $3.0 million for the three months ended September 30, 2007 compared with $2.5 million for the three months ended September 30, 2006. The $456,000 increase in interest income resulted from a combination of higher average interest rates and higher average invested cash balances. The increase in average invested cash balances during the past 12 months was primarily attributable to $27.7 million of net cash flows from operations, and $42.7 million from option activity, including excess tax benefit thereon, partially offset by $46.7 million of treasury stock purchases under our common stock repurchase program.
     Interest Expense. Interest expense was $475,000 for the three months ended September 30, 2007, slightly down compared with interest expense of $487,000 for the three months ended September 30, 2006. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
     Gain on Settlement of Debt. In fiscal 1998, National Semiconductor (“National”) loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon. The note and accrued interest became due and payable in August 2007. National’s sole remedy under the note was to require us to return to National a portion of Foveon Series A preferred shares purchased with the proceeds of the note.
     In fiscal 1998, under the equity method of accounting, we recorded our share of losses incurred by Foveon and reduced the carrying value of this equity investment to zero. The note plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we relinquished the 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in the quarter ended September 30, 2007.
     Impairment of Investment. In fiscal 2005, we participated in an equity financing, receiving 3.9 million Series E preferred shares of Foveon for a cash investment of $4.0 million and we are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock”. We review this investment for impairment at least annually or more frequently as we become aware of information that might affect the carrying value of our investment.
     Based on our review at September 30, 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge as of September 30, 2007.

Provision for Income Taxes.

	Three Months Ended September 30,
(In thousands)	2007	2006	$ Change	% Change
Income before provision for income taxes	$15,521	$7,458	$8,063	108.1%
Provision for income taxes	4,259	3,331	928	27.9%
% of income before provision for income taxes	27.4%	44.7%
     The provision for income taxes for the three months ended September 30, 2007 was $4.3 million compared with $3.3 million for the three months ended September 30, 2006, reflecting higher pre-tax profit levels, partially offset by a lower effective tax rate. The provision for income tax represented estimated federal, foreign, and state taxes for the three months ended September 30, 2007 and 2006. The effective tax rate for the three months ended September 30, 2007 was 27.4% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset. The effective tax rate for the three months ended September 30, 2006 was 44.7% and diverged from the combined federal and state statutory rate primarily due to the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of tax-exempt interest income and the release of contingency reserves.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $1.7 million and $781,000 for the three months ended September 30, 2007 and 2006, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2007 and 2006 would have been 31.6% and 38.9%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
     Beginning in fiscal 2008, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of our adoption of FIN 48, we now recognize liabilities for uncertain tax positions based on a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. This estimate is subjective and complex since it requires us to determine the likelihood of a number of possible outcomes. Quarterly, we reassess our uncertain tax positions, based on changes to our facts, changes in tax laws, effectively settled audits, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for tax in the period. Accordingly, our effective tax rate could fluctuate materially from period to period.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments of $261.2 million as of September 30, 2007 compared with $265.0 million as of June 30, 2007, a decline of $3.8 million. During the three months ended September 30, 2007, cash, cash equivalents, and short-term investments included the impact of $5.0 million from operating cash flows and $13.0 million from stock option exercises, offset by $19.0 million of cash used for the repurchase of 500,000 shares of our common stock and $1.5 million used for the purchase of property and equipment.

     Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2007 generated cash of approximately $5.0 million compared with approximately $3.7 million of cash generated during the three months ended September 30, 2006. For the three months ended September 30, 2007, net cash provided by operating activities was primarily attributable to net income of $11.3 million plus adjustments for non-cash charges, including impairment of investment, share-based compensation costs, deferred taxes, depreciation, amortization of debt issuance costs, and the impairment of property and equipment aggregating $9.5 million, partially offset by a $13.1 million net increase in operating assets and liabilities and a non-cash benefit of $2.7 million on the settlement of debt. The increase in operating assets and liabilities was primarily attributable to an $8.9 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period and a $7.4 million increase in inventory, reflecting an increase in our die bank, additional finished goods related to timing of delivery, and some hub inventory related to specific customers. For the three months ended September 30, 2006, net cash provided by operating activities was primarily attributable to net income of $4.1 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, and amortization of debt issuance costs totaling $3.8 million, partially offset by deferred tax, net of realized and excess tax benefit generated from share-based compensation aggregating $700,000, and a $3.5 million net increase in operating assets and liabilities.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2007 generated net cash of $56.9 million compared with $12.3 million of net cash generated during the three months ended September 30, 2006. During the three months ended September 30, 2007, net cash generated by investing activities consisted of $120.2 million in proceeds from sales and maturities of short-term investments, parially offset by $61.8 million used for the purchase of short-term investments and $1.5 million used for the purchase of property and equipment. During the three months ended September 30, 2006, net cash provided by investing activities consisted of proceeds from sales and maturities of short-term investments of $82.8 million, partially offset by purchases of $70 million of short-term investments and purchases of $515,000 of property and equipment.
     Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2007 was approximately $5.9 million compared with net cash used in financing activities of $3.0 million for the three months ended September 30, 2006. Cash used in our financing activities for the three months ended September 30, 2007 consisted primarily of approximately $19.0 million of cash used for the purchase of 500,000 shares of treasury stock, partially offset by approximately $13.0 million in proceeds from common stock issued under our stock option plans. Our financing activities for the three months ended September 30, 2006 consisted primarily of $4.6 million of cash used for the purchase of treasury stock, partially offset by $1.5 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $183,000 of excess tax benefit from share-based compensation.
     Common Stock Repurchase Program. In April 2007, our board of directors authorized an additional $80 million for our stock repurchase program, raising the aggregate authorization level to $160 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through September 30, 2007 purchases under this program totaled 4,088,100 shares for an aggregate cost of $91.3 million or an average cost of $22.33 per share. As of September 30, 2007, we had $68.7 million remaining under our stock repurchase program, which expires in April 2009.
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
     Initially, the Notes were convertible into shares of our common stock at a conversion rate of 19.7918 shares per $1,000 principal amount of Notes, or a total of 2,473,975 shares of common stock, which is equivalent to an initial conversion price of approximately $50.53 per share of common stock, subject to adjustment in certain events. Through April 2007, the denominator of the diluted net income per share calculation included the weighted average effect of the 2,473,975 shares of common stock issuable upon conversion of the Notes in accordance with SFAS 128 as it applies to the method of settling the principal amount of the Notes and Emerging Issues Task Force (“EITF”) Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” as it applies to the market price conversion trigger embedded in the Notes.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of September 30, 2007, none of the conditions for conversion of the Notes had occurred.
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
     A portion of our investment portfolio is invested in double and triple A rated auction rate securities. During the quarter ended September 30, 2007, $18.5 million of our auction rate securities failed to settle in auctions. The failures resulted in the interest rates on the investments resetting at Libor plus 50 or 100 basis points. While we now earn a premium interest rate on these investments, the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We have reduced the carrying value of these investments by $1.6 million though other comprehensive income to reflect the temporary nature of the impairment of these investments. At this time, there is no evidence to suggest that these investments are other-than-temporarily impaired or that they will not be settled in the short term; however, we will evaluate these investments quarterly. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2007 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$142	$1	$2	$2	$137
Building leases	1	1	—	—	—

Total	$143	$2	$2	$2	$137

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $125 million and no amounts would be due in more than three years.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective beginning in our first quarter of fiscal 2009. We do not expect adoption of SFAS 159 to have a material impact on our financial position, results of operations, or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting.

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
     The Elantech patent relates to recognizing the presence of multiple fingers on a touchpad. We have multiple ways to accomplish that and have our own patents for detecting multiple fingers. We have used two types of software in our products (“Type 1 Code” and “Type 2 Code”) to detect multiple fingers.
     In October 2007, the Court heard oral arguments on our motion for summary judgment of noninfringement of the Elantech patent and Elantech’s cross-motion for summary judgment of infringement. The Court granted our motion for partial summary judgment of noninfringement as to products containing Type 1 Code and denied our motion for partial summary judgment of noninfringement as to products containing Type 2 Code. In addition, the Court denied Elantech’s motion for summary judgment that our Type 1 and Type 2 Codes infringe Elantech’s intellectual property. The Court indicated, however that it would grant summary judgment of infringement for products implementing the Type 2 Code with enabled finger counting functionality but Elantech did not move for partial summary judgment. We do not believe any aspect of the Court’s decision will have a material effect on our business.
     We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with Elantech’s claims pursuant to SFAS No. 5 “Accounting for Contingencies,” and have expensed as incurred all legal fees associated with the legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In April 2007, our board of directors authorized a further expansion of our stock repurchase program for up to an additional $80 million, raising the aggregate authorization level to $160 million and extending the period for repurchase to April 2009. The following sets forth purchases of our common stock under the repurchase program for each fiscal month during the three month period ended September 29, 2007:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
July 1, 2007 - July 28, 2007	—	—	3,588,100	$87,655,000
July 29, 2007 - August 25, 2007	500,000	$37.90	4,088,100	$68,704,000
August 26, 2007 - September 29, 2007	—	—	4,088,100	$68,704,000

Total	500,000	$37.90

ITEM 6. EXHIBITS

10.6(d)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007)

10.7(c)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 8, 2007	By: Name:	/s/ Francis F. Lee Francis F. Lee
	Title:	President and Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name: Title:	Russell J. Knittel Executive Vice President, Chief Financial Officer, and Chief Administrative Officer