Form 10-Q
period 2007-12-29
SYNAPTICS INC
filed 2008-02-07
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at February 6, 2008: 24,042,177

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$130,000	$45,915
Short-term investments	156,315	219,102
Accounts receivable, net of allowances of $364 and $419, respectively	66,914	56,721
Inventories	20,147	12,034
Prepaid expenses and other current assets	13,518	4,245

Total current assets	386,894	338,017
Property and equipment, net	20,837	19,400
Goodwill	1,927	1,927
Other assets	6,353	13,968

	$416,011	$373,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,384	$21,552
Accrued compensation	5,262	5,372
Income taxes payable	4,274	3,400
Other accrued liabilities	8,032	6,272
Note payable	—	1,500

Total current liabilities	36,952	38,096
Other liabilities	14,620	2,129
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 31,109,034 and 29,666,660 shares issued, respectively	31	30
Additional paid-in capital	209,408	180,746
Less: 4,088,100 and 3,588,100 common treasury shares, respectively, at cost	(91,296)	(72,345)
Accumulated other comprehensive loss	(3,957)	(139)
Retained earnings	125,253	99,795

Total stockholders’ equity	239,439	208,087

	$416,011	$373,312

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenue	$98,650	$76,087	$185,342	$130,902
Cost of revenue (1)	57,605	45,696	108,833	78,116

Gross margin	41,045	30,391	76,509	52,786

Operating expenses:
Research and development (1)	11,693	9,958	22,095	19,146
Selling, general, and administrative (1)	11,415	8,927	22,165	16,728
Restructuring	—	915	—	915

Total operating expenses	23,108	19,800	44,260	36,789

Income from operations	17,937	10,591	32,249	15,997
Interest income	3,013	2,978	6,008	5,517
Interest expense	(449)	(488)	(924)	(975)
Gain on settlement of debt	—	—	2,689	—
Impairment of investment	—	—	(4,000)	—

Income before provision for income taxes	20,501	13,081	36,022	20,539
Provision for income taxes	6,305	3,740	10,564	7,071

Net income	$14,196	$9,341	$25,458	$13,468

Net income per share:
Basic	$0.53	$0.37	$0.96	$0.53

Diluted	$0.50	$0.32	$0.91	$0.48

Shares used in computing net income per share:
Basic	26,827	25,568	26,519	25,359

Diluted	28,320	29,692	28,020	29,468

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$350	$185	$589	$332
Research and development	$1,588	$1,439	$2,759	$2,474
Selling, general, and administrative	$2,547	$2,284	$4,466	$4,203
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net income	$25,458	$13,468
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	7,814	7,009
Deferred taxes from share-based compensation	1,168	(855)
Tax benefit realized from share-based compensation	—	6,075
Excess tax benefit from share-based compensation	—	(5,535)
Depreciation of property and equipment	1,763	971
Impairment of software, property, and equipment costs	210	102
Amortization of debt issuance costs	430	430
Gain on settlement of debt	(2,689)	—
Impairment of investment	4,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,193)	(18,753)
Inventories	(8,113)	1,806
Prepaid expenses and other current assets	302	(1,292)
Other assets	2,773	2,413
Accounts payable	(2,168)	1,399
Accrued compensation	(438)	(412)
Income taxes	3,078	(8,078)
Other accrued liabilities	2,949	2,936
Other liabilities	(44)	(988)

Net cash provided by operating activities	26,300	696

Cash flows from investing activities
Purchases of short-term investments	(153,727)	(133,261)
Proceeds from sales and maturities of short-term investments	212,696	133,493
Purchases of property and equipment	(3,410)	(2,824)

Net cash provided by (used in) investing activities	55,559	(2,592)

Cash flows from financing activities
Purchase of treasury stock	(18,951)	(4,612)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	21,177	9,378
Excess tax benefit from share-based compensation	—	5,535

Net cash provided by financing activities	2,226	10,301

Net increase in cash and cash equivalents	84,085	8,405
Cash and cash equivalents at beginning of period	45,915	38,724

Cash and cash equivalents at end of period	$130,000	$47,129

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$469

Cash paid for income taxes	$2,654	$8,259

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 was a 53-week period ending on June 30, 2007 and fiscal 2008 will be a 52-week period ending on June 28, 2008. The three-month period ended December 29, 2007 was a 13-week quarter and the three-month period ended December 30, 2006 was a 14-week quarter. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for returns and doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income	$14,196	$9,341	$25,458	$13,468
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	—	266	—	532

Net income for diluted net income per share	$14,196	$9,607	$25,458	$14,000

Denominator:
Shares, basic	26,827	25,568	26,519	25,359
Effect of dilutive share-based awards	1,432	1,650	1,501	1,635
Effect of convertible notes	61	2,474	—	2,474

Shares, diluted	28,320	29,692	28,020	29,468

Net income per share:
Basic	$0.53	$0.37	$0.96	$0.53

Diluted	$0.50	$0.32	$0.91	$0.48

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     The diluted net income per share amounts do not include the effect of 490,765, 2,342,737, 364,522, and 2,557,243 share-based awards that were outstanding during the three months ended December 31, 2007 and 2006 and the six months ended December 31, 2007 and 2006, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of our convertible notes, no shares of common stock will be issued to settle the principal, and cash or common stock may be used to settle the value in excess of the principal. In our calculation of net income per share, we used the “if converted” method through the date of our election to cash settle the principal of our convertible notes upon conversion and we used the “treasury stock” method subsequent to the date of our election. We will include diluted shares underlying the notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the notes, which is $50.53 per share. Accordingly, diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with our share-based compensation plans under the treasury stock method, (2) through April 2007 using the weighted average number of shares issuable in connection with our convertible debt under the if-converted method, and (3) from April 2007 using the weighted average number of potentially dilutive shares issuable in connection with our convertible debt under the treasury stock method, when dilutive.
4. Cash Equivalents and Short-Term Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. We may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.

     Our investment portfolio includes $18.5 million cost basis invested in double A and triple A rated auction rate securities. Since August 2007, these auction rate securities have failed to settle in auctions, which recur every 28 days. These failures resulted in the interest rates resetting at Libor plus 50 or 100 basis points on the regular auction dates, which represents a premium interest rate on these investments. At this time, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We have reduced the carrying value of these investments by $4.0 million through other comprehensive income or loss to reflect a temporary impairment on these investments. Of the $18.5 million cost basis invested in failed auction rate securities, the fair value of $13.5 million was estimated using the bid price provided by the auction sponsor. Fair value of the remainder of our investments in failed auction rate securities was estimated based on the underlying investments in the corresponding auction rate security. Currently, we believe these investments are not other-than-temporarily impaired, but it is not clear in what period of time they will be settled. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the ability to hold these investments until the value recovers or maturity. We will evaluate our accounting for these investments quarterly.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2007	2007
Raw materials	$15,169	$10,187
Finished goods	4,978	1,847

	$20,147	$12,034

     Periodically, we purchase inventory from our manufacturing subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our manufacturing subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which is not subsequently written up.
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the six-month periods ended December 31, 2007 and 2006 were as follows (in thousands):

	Six Months Ended
	December 31,
	2007	2006
Beginning accrued warranty	$325	$357
Provision for product warranties	292	479
Cost of warranty claims and settlements	(252)	(355)

Ending accrued warranty	$365	$481

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
Legal Proceedings
     In March 2006, Elantech Devices Corporation (“Elantech”) filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech, claiming that Elantech has infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
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
     In October 2007, the Court heard oral arguments on our motion for summary judgment of noninfringement of the Elantech patent and Elantech’s cross-motion for summary judgment of infringement. The Court granted our motion for partial summary judgment of noninfringement as to products containing Type 1 Code and denied our motion for partial summary judgment of noninfringement as to products containing Type 2 Code. In addition, the Court denied Elantech’s motion for summary judgment that our Type 1 and Type 2 Codes infringe Elantech’s intellectual property. The Court indicated, however, that it would grant summary judgment of infringement for products implementing the Type 2 Code with enabled finger counting functionality but Elantech did not move for partial summary judgment. We do not believe any aspect of the Court’s decision will have a material effect on our business.
     In November 2007, Elantech moved for partial summary judgment that products implementing the Type 2 Code with enabled finger counting functionality infringe the Elantech patent. In December 2007, Elantech moved for entry of a preliminary injunction against us importing, using, selling, or offering to sell certain products implementing the Type 2 Code with enabled finger counting functionality.
     In December 2007, we filed a Complaint for Patent Infringement against Elantech claiming that Elantech infringed one of our patents relating to detecting the presence of multiple fingers on a touchpad and seeking damages, attorneys’ fees, and an injunction. In January 2008, we moved for entry of summary judgment for infringement of the four Synaptics patents.
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
     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the six-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a six-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five-trading-day period preceding such six-month period.
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes, and cash or common stock may be used to settle the value of the Notes in excess of $125 million, if any. In our calculation of net income per share, we used the “if converted” method through the date of our election to cash settle the principal of our convertible notes upon conversion and we used the “treasury stock” method subsequent to the date of our election. We will include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $50.53 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of December 31, 2007, none of the conditions for conversion of the Notes had occurred.
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
     Interest expense includes the amortization of debt issuance costs. We recorded $449,000 of interest expense on the Notes during each of the three-month periods ended December 31, 2007 and 2006 and $898,000 during each of the six-month periods ended December 31, 2007 and 2006.
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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three- and six-month periods ended December 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of revenue	$350	$185	$589	$332
Research and development	1,588	1,439	2,759	2,474
Selling, general, and administrative	2,547	2,284	4,466	4,203

Total	$4,485	$3,908	$7,814	$7,009

Income tax benefit recorded on share-based compensation	$1,676	$1,098	$3,373	$1,879

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
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under paragraph A94, footnote 82, of SFAS 123R, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. No tax benefit related to excess tax deductions from qualified stock options has been recognized during the six-month period ended December 31, 2007.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 4,088,100 treasury shares were also available for issuance as of December 31, 2007. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
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

     The following table summarizes stock option activity and weighted average exercise prices for the six months ended December 31, 2007, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of December 31, 2007. The aggregate intrinsic value is based on the closing price of our common stock on December 28, 2007 of $41.19 and excludes outstanding stock options that were not in-the-money.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2007	4,640,115	$19.18
Granted	538,270	$44.19
Exercised	(1,423,905)	$14.87
Forfeited and expired	(114,492)	$21.18

Balance at December 31, 2007	3,639,988	$24.51	$62,859

Exercisable	1,434,405	$16.61	$35,260

Deferred Stock Units
     Our 2001 Incentive Compensation Plan (“2001 Plan”) provides for the grant of deferred stock unit awards (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSU awards in January 2006.
     DSUs granted under the 2001 Plan generally vest 25% at the end of 12 months from the vesting commencement date and at a rate of approximately 6% each quarter thereafter until fully vested at the end of four years from the vesting commencement date. Delivery of shares under the plan takes place quarterly for all DSUs vested as of the scheduled delivery dates. Until delivery of shares, the grantee has no rights as a stockholder.
     An election to defer delivery of the underlying shares for unvested DSU awards can be made provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited during the six months ended December 31, 2007, and the balance and aggregate intrinsic value of DSUs as of December 31, 2007. The aggregate intrinsic value is based on the closing price of our common stock on December 28, 2007 of $41.19.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2007	257,225
Granted	148,180
Delivered	(26,370)
Forfeited	(14,502)

Balance at December 31, 2007	364,533	$15,015

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

     The current two year offering period began on July 1, 2007 and, as our fiscal quarter ended prior to the December 31, 2007 purchase date, there were no purchases under our ESPP through the first half of our fiscal year.
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
     In fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of our equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of our investment. The $1.5 million note to National plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered our 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the first quarter of fiscal 2008.
Impairment of Investment
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred stock for a cash investment of $4.0 million. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to a liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred stock investment in Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock”.
     In fiscal 2007, Foveon completed a Series F preferred financing receiving net proceeds of $13.8 million. The Series F preferred shareholders are entitled to a liquidation preference over the earlier non-Series F preferred shares and common shares.
     In the first quarter of fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Assuming book value equals fair value of certain of Foveon’s assets such as cash, accounts receivable, and accounts payable and no value for other tangible and intangible assets, a hypothetical liquidation of Foveon at September 30, 2007 would benefit only Series F preferred shareholders. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.
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
     The provision for income taxes of $6.3 million and $3.7 million for the three months ended December 31, 2007 and 2006, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended December 31, 2007 was 30.8% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset. The effective tax rate for the three months ended December 31, 2006 was 28.6% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
     The income tax provision of $10.6 million and $7.1 million for the six months ended December 31, 2007 and 2006, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six months ended December 31, 2007 was 29.3% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset. The effective tax rate for the six months ended December 31, 2006 was 34.4% and diverged from the combined federal and state statutory rate primarily due to the benefit of the research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
     The federal research tax credit expired effective December 31, 2007. Our estimated annual effective tax rate, which forms the basis for our quarterly and year-to-date effective tax rates includes the benefit of the federal research credit for that portion of our fiscal year in which the federal research credit was effective. If the federal research tax credit is retroactively extended from the expiration date, as has occurred in the past, our tax rate in the quarter in which the retroactive extension is effective will be favorably impacted.
Unrecognized Tax Benefits
     We adopted FIN 48 effective as of the beginning of the first quarter of fiscal year 2008. In connection with our adoption of FIN 48, we did not recognize a cumulative effect adjustment. Historically, we have classified unrecognized tax benefits as current income taxes payable; however, consistent with the provisions of FIN 48, as of December 31, 2007 our gross unrecognized tax benefits of $11.3 million and accrued interest and penalties expense of $700,000 are classified as non-current income taxes payable and are included in other liabilities on our balance sheet all of which, if recognized, would reduce our effective tax rate. The additional amount of unrecognized tax benefits recognized during the six months ended December 31, 2007 was $2.9 million. No unrecognized tax benefit is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Classification of Interest and Penalties
     Under FIN 48, our policy to classify interest expense and penalties, if any, as components of income tax expense did not change. An additional $191,000 of interest and penalties has been accrued during the six months ended December 31, 2007.
Tax Years and Examination
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. The fiscal years that remain subject to examination by these jurisdictions are 2003 and onward. On September 10, 2007, we were notified by the California Franchise Tax Board that our fiscal year 2003 through 2005 returns were subject to audit. The audit is ongoing and no proposed assessments have been received.
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle products market. The PC market accounted for 74% and 79% of net revenue for the three months ended December 31, 2007 and 2006, respectively, and 77% and 84% of net revenue for the six months ended December 31, 2007 and 2006, respectively.

     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
China	$56,188	$67,476	$119,045	$114,030
Taiwan	28,401	2,943	40,235	6,216
Korea	7,100	408	14,323	1,750
Other	6,961	5,260	11,739	8,906

	$98,650	$76,087	$185,342	$130,902

Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Customer A	16%	16%	13%	12%
Customer B	*	15%	*	15%
Customer C	*	*	*	12%

*	Less than 10%
Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	December 31,	June 30,
	2007	2007
Customer A	18%	*
Customer B	12%	12%
Customer C	*	17%

*	Less than 10%
12. Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our short-term investments due to reductions in market value of certain of our auction rate securities and interest rate fluctuations on our fixed interest rate investments. The unrealized gains and losses on our short-term investments are considered to be temporary in nature. We recognize remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.
     The following is a reconciliation of our net income to our comprehensive income for the three- and six-month periods ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$14,196	$9,341	$25,458	$13,468
Net unrealized gain (loss) on available-for-sale investments, net of tax	(3,014)	38	(3,818)	297

Total comprehensive income	$11,182	$9,379	$21,640	$13,765

     Included in our net unrealized gain (loss) on available-for-sale investments we recorded a pre-tax temporary impairment charge for investments in auction rate securities that failed to settle in auctions in the amounts of $2.4 million and $4.0 million during the three and six months ended December 31, 2007, respectively, which were partially offset by gains in certain fixed rate investments. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. At this time, we believe these investments are other-than-temporarily impaired, but it is not clear in what period of time they will be settled. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the ability to hold these investments until the value recovers or maturity. We will evaluate our accounting for these investments quarterly.
13. Restructuring Charge
     We incurred a restructuring charge of $915,000 during the second quarter of fiscal 2007 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. We accounted for our restructuring charge in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. All costs associated with the restructuring were settled in fiscal 2007.
14. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is expected to be deferred to our first quarter of fiscal 2010. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective beginning in our first quarter of fiscal 2009. We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations, or cash flows.
15. Subsequent Events
     Subsequent to December 31, 2007 and through February 6, 2008, we repurchased 3.1 million shares of our common stock at an aggregate cost of $84.2 million, or an average cost of $26.81 per share.

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
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to market penetration and market leadership in the notebook and digital lifestyle products markets; competition in the notebook and digital lifestyle products markets; revenue from the notebook and digital lifestyle products markets; growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; legal proceedings; and liquidity and anticipated cash requirements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; changes in the general economic environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2007, including particularly Item 1A Risk Factors.
Overview
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, entertainment, communications, and other electronic devices. We believe we are the market leader in providing interface solutions for notebook computers. We believe our market leadership results from the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allows us to design products that meet the demanding design specifications of original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs.
     Our manufacturing operations are based on a virtual manufacturing model in which we outsource all of our production requirements, eliminating the need for significant capital expenditures for manufacturing facilities and equipment and allowing us to reduce our investment in inventories. This approach requires us to work closely with our manufacturing subcontractors to ensure adequate production capacity to meet our forecasted production requirements. We provide our manufacturing subcontractors with six-month rolling forecasts and generally issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our manufacturing subcontractors. Currently, we use two third-party manufacturers to provide our proprietary capacitive based ASICs, and in certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production and delivery of our products, including materials, direct manufacturing, assembly, test and freight costs paid to our suppliers and manufacturing overhead costs related to our indirect manufacturing personnel. Additionally, all warranty costs and any inventory provisions or write-downs are charged to cost of revenue.
     Our gross margin generally reflects the combination of the added value we bring to our customers’ products in meeting their custom design requirements and our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs, assembly and test costs, and implementing design and process improvements. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis. Generally, our products that contain a higher percentage of third-party content may have lower gross margins. Our newly introduced products may have lower gross margins than our more mature products that have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margins.

     Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our expanding business levels and our continuing commitment to the technological and design innovation required in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for returns and doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Inventory
     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our estimates of future demand and market conditions. If actual market conditions are less favorable than our estimates, additional inventory reserves may be required. The following factors influence our estimates: changes to or cancellations of customer orders; unexpected declines in demand; rapid product improvements and technological advances; and termination or changes by our OEM customers of any product offerings incorporating our product solutions.
     Periodically, we purchase inventory from our manufacturing subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our manufacturing subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which is not subsequently written up.

Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
     The application of the principles under SFAS 123R and SAB 107 is subject to interpretation. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.
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
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FIN 48. The first step is to determine when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
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
Results of Operations
Three months ended December 31, 2007 compared with the three months ended December 31, 2006
Net Revenue.
(in thousands)

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
PC applications	$72,874	$60,227	$12,647	21.0%
% of net revenue	73.9%	79.2%
Digital lifestyle product applications	25,776	15,860	9,916	62.5%
% of net revenue	26.1%	20.8%

Net revenue	$98,650	$76,087	$22,563	29.7%

     As the fiscal quarter ended December 31, 2007 was a 13-week period and the fiscal quarter ended December 31, 2006 was a 14-week period, net revenue during the quarter ended December 31, 2006 reflects an additional week of revenue-producing activity.
     For the quarter ended December 31, 2007, we generated $72.9 million, or 73.9%, of net revenue from the personal computing (“PC”) market, and we generated $25.8 million, or 26.1%, of net revenue from the digital lifestyle products market. Net revenue was $98.7 million for the quarter ended December 31, 2007 compared with $76.1 million for the quarter ended December 31, 2006, an increase of $22.6 million, or 29.7%. The increase in net revenue for the quarter ended December 31, 2007 was attributable to a $12.6 million, or 21.0%, increase in PC applications net revenue and a $9.9 million, or 62.5%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, continuing adoption by notebook OEMs of our capacitive interface multimedia controls, and increased penetration in PC peripherals. Digital lifestyle product applications net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to a 44% increase in unit shipments, primarily reflecting industry growth. Based on industry estimates, notebook market growth was estimated to be approximately 33% in 2007, while digital music player market growth was estimated to be approximately 22% in 2007. The increase in unit shipments was partially offset by a lower-priced product mix and general competitive pricing pressure and resulted in an overall 10% reduction in the unit price of our product mix when compared with the corresponding quarter.
Gross Margin.
(in thousands)

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
Gross Margin	$41,045	$30,391	$10,654	35.1%
% of net revenue	41.6%	39.9%
     Gross margin as a percentage of net revenue was 41.6%, or $41.0 million, for the quarter ended December 31, 2007 compared with 39.9%, or $30.4 million, for the quarter ended December 31, 2006. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The increase in gross margin as a percentage of net revenue primarily reflected a higher margin product design mix and lower manufacturing costs resulting from our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower selling prices resulting from general competitive pricing pressure.
Operating Expenses.
(in thousands)

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
Research and development expenses	$11,693	$9,958	$1,735	17.4%
% of net revenue	11.9%	13.1%
Selling, general, and administrative expenses	11,415	8,927	2,488	27.9%
% of net revenue	11.6%	11.7%
Restructuring charge	—	915	(915)	-100.0%
% of net revenue	0.0%	1.2%

Operating expenses	$23,108	$19,800	$3,308	16.7%

% of net revenue	23.4%	26.0%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 11.9% from 13.1%, while the cost of research and development activities increased $1.7 million, or 17.4%, to $11.7 million for the three months ended December 31, 2007 compared with $10.0 million for the three months ended December 31, 2006. The increase in research and development expenses primarily reflected an $838,000 increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $475,000 increase in project expenses, including materials and related costs; and a $254,000 increase in infrastructure and support costs. Non-cash share-based compensation costs included in research and development expenses were $1.6 million, or 1.6% of net revenue, and $1.4 million, or 1.9% of net revenue, for the three months ended December 31, 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.6% from 11.7%, while the cost of selling, general, and administrative activities increased $2.5 million, or 27.9%, to $11.4 million for the three months ended December 31, 2007 compared with $8.9 million for the three months ended December 31, 2006. The increase in selling, general, and administrative expenses primarily reflected a $1.2 million increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $536,000 increase in outside consulting service and commission costs; and a $321,000 increase in travel and related costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $2.5 million, or 2.6% of net revenue, and $2.3 million, or 3.0% of net revenue, for the three months ended December 31, 2007 and 2006, respectively.
     Restructuring Charge. During the three months ended December 31, 2006, we incurred a restructuring charge of $915,000 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. All costs associated with the restructuring were settled in fiscal 2007.
Income from Operations.
(in thousands)

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
Income from operations	$17,937	$10,591	$7,346	69.4%

% of net revenue	18.2%	13.9%

     We generated operating income of $17.9 million, or 18.2% of net revenue, for the three months ended December 31, 2007 compared with $10.6 million, or 13.9% of net revenue, for the three months ended December 31, 2006. The increase in operating income primarily reflected the impact of the increase in operating leverage, resulting from the 29.7% increase in net revenue and a 1.7 percentage point increase in the gross margin percentage, partially offset by a $3.3 million increase in operating expenses.
Non-Operating Income/(Loss).
(in thousands)

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
Interest income	$3,013	$2,978	$35	1.2%
% of net revenue	3.1%	3.9%
Interest expense	(449)	(488)	39	-8.0%
% of net revenue	-0.5%	-0.6%

Net interest income	$2,564	$2,490	$74	3.0%

% of net revenue	2.6%	3.3%
     Interest Income. Interest income was approximately $3.0 million for both the three-month periods ended December 31, 2007 and 2006.
     Interest Expense. Interest expense was $449,000 for the three months ended December 31, 2007, slightly down compared with interest expense of $488,000 for the three months ended December 31, 2006. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
Provision for Income Taxes.
(in thousands)

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
Income before provision for income taxes	$20,501	$13,081	$7,420	56.7%
Provision for income taxes	6,305	3,740	2,565	68.6%
% of income before provision for income taxes	30.8%	28.6%
     The provision for income taxes for the three months ended December 31, 2007 was $6.3 million compared with $3.7 million for the three months ended December 31, 2006, reflecting higher pre-tax profit levels and a slightly higher effective tax rate. The provision for income taxes represents estimated federal, foreign, and state taxes for the three months ended December 31, 2007 and 2006. The effective tax rate for the three months ended December 31, 2007 was 30.8% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the impact of accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes. The effective tax rate for the three months ended December 31, 2006 was 28.6% and diverged from the combined federal and state statutory rate primarily because of the benefit of research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $1.7 million and $1.1 million for the three months ended December 31, 2007 and 2006, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2007 and 2006 would have been 31.9% and 28.5%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Six months ended December 31, 2007 compared with the six months ended December 31, 2006
Net Revenue.
(in thousands)

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
PC applications	$143,069	$109,483	$33,586	30.7%
% of net revenue	77.2%	83.6%
Digital lifestyle product applications	42,273	21,419	20,854	97.4%
% of net revenue	22.8%	16.4%

Net revenue	$185,342	$130,902	$54,440	41.6%

     As the fiscal quarter ended December 31, 2007 was a 13-week period and the fiscal quarter ended December 31, 2006 was a 14-week period, net revenue during the six months ended December 31, 2006 reflects an additional week of revenue-producing activity.
     For the six months ended December 31, 2007, we generated $143.1 million, or 77.2%, of net revenue from the personal computing (“PC”) market, and we generated $42.3 million, or 22.8%, of net revenue from the digital lifestyle products market. Net revenue was $185.3 million for the six months ended December 31, 2007 compared with $130.9 million for the six months ended December 31, 2006, an increase of $54.4 million, or 41.6%. The increase in net revenue for the six months ended December 31, 2007 was attributable to a $33.6 million, or 30.7%, increase in PC applications net revenue and a $20.9 million, or 97.4%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, continuing adoption by notebook OEMs of our capacitive interface multimedia controls, and increased penetration in PC peripherals. Digital lifestyle product applications net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to a 59% increase in unit shipments, primarily reflecting industry growth. Based on industry estimates, notebook market growth was estimated to be approximately 33% in 2007, while digital music player market growth was estimated to be approximately 22% in 2007. The increase in unit shipments was partially offset by a lower-priced product mix and general competitive pricing pressure and resulted in an overall 11% reduction in the unit price of our product mix when compared with the corresponding period.
Gross Margin.
(in thousands)

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
Gross Margin	$76,509	$52,786	$23,723	44.9%
% of net revenue	41.3%	40.3%
     Gross margin as a percentage of net revenue was 41.3%, or $76.5 million, for the six months ended December 31, 2007 compared with 40.3%, or $52.8 million, for the six months ended December 31, 2006. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The increase in gross margin as a percentage of net revenue primarily reflected a higher margin product design mix and lower manufacturing costs resulting from our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower selling prices resulting from general competitive pricing pressure.

Operating Expenses.
(in thousands)

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
Research and development expenses	$22,095	$19,146	$2,949	15.4%
% of net revenue	11.9%	14.6%
Selling, general, and administrative expenses	22,165	16,728	5,437	32.5%
% of net revenue	12.0%	12.8%
Restructuring charge	—	915	(915)	-100.0%
% of net revenue	0.0%	0.7%

Operating expenses	$44,260	$36,789	$7,471	20.3%

% of net revenue	23.9%	28.1%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 11.9% from 14.6%, while the cost of research and development activities increased $2.9 million, or 15.4%, to $22.1 million for the six months ended December 31, 2007 compared with $19.1 million for the six months ended December 31, 2006. The increase in research and development expenses primarily reflected a $1.7 million increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $626,000 increase in project expenses, including materials and related costs; and a $485,000 increase in infrastructure and support costs. Non-cash share-based compensation costs included in research and development expenses were $2.8 million, or 1.5% of net revenue, and $2.5 million, or 1.9% of net revenue, for the six months ended December 31, 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 12.0% from 12.8%, while the cost of selling, general, and administrative activities increased $5.4 million, or 32.5%, to $22.2 million for the six months ended December 31, 2007 compared with $16.7 million for the six months ended December 31, 2006. The increase in selling, general, and administrative expenses primarily reflected a $2.3 million increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $1.4 million increase in outside consulting and service costs; an $807,000 increase in travel and related costs; and a $454,000 increase in outside commission costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $4.5 million, or 2.4% of net revenue, and $4.2 million, or 3.2% of net revenue, for the six months ended December 31, 2007 and 2006, respectively.
     Restructuring Charge. During the quarter ended December 31, 2006, we incurred a restructuring charge of $915,000 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. All costs associated with the restructuring were settled in fiscal 2007.
Income from Operations.
(in thousands)

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
Income from operations	$32,249	$15,997	$16,252	101.6%

% of net revenue	17.4%	12.2%
     We generated operating income of $32.2 million, or 17.4% of net revenue, for the six months ended December 31, 2007 compared with $16.0 million, or 12.2% of net revenue, for the six months ended December 31, 2006. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the

41.6% increase in net revenue and a 1.0 percentage point increase in the gross margin percentage, partially offset by a $7.5 million increase in operating expenses.
Non-Operating Income/(Loss).
(in thousands)

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
Interest income	$6,008	$5,517	$491	8.9%
% of net revenue	3.2%	4.2%
Interest expense	(924)	(975)	51	-5.2%
% of net revenue	-0.5%	-0.7%
Gain on settlement of debt	2,689	—	2,689	—
% of net revenue	1.5%	0.0%
Impairment of investment	(4,000)	—	(4,000)	—
% of net revenue	-2.2%	0.0%

Net interest income	$3,773	$4,542	$(769)	-16.9%

% of net revenue	2.0%	3.5%
     Interest Income. Interest income was $6.0 million for the six months ended December 31, 2007 compared with $5.5 million for the six months ended December 31, 2006. The $491,000 increase in interest income resulted from higher average invested cash balances. The increase in average invested cash balances during the past 12 months was primarily attributable to $51.9 million of net cash flows from operations, and $33.3 million from option exercises, including excess tax benefit thereon, partially offset by $46.7 million of treasury stock purchases under our common stock repurchase program.
     Interest Expense. Interest expense was $924,000 for the six months ended December 31, 2007, slightly down compared with interest expense of $975,000 for the six months ended December 31, 2006. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
     Gain on Settlement of Debt. In fiscal 1998, National Semiconductor (“National”) loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon. In fiscal 1998, under the equity method of accounting, we recorded our share of losses incurred by Foveon and reduced the carrying value of our equity investment to zero. The note plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered the 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in the first quarter of fiscal 2008.
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
     In the first quarter of fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.

Provision for Income Taxes.

(in thousands)

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
Income before provision for income taxes	$36,022	$20,539	$15,483	75.4%
Provision for income taxes	10,564	7,071	3,493	49.4%
% of income before provision for income taxes	29.3%	34.4%
     The provision for income taxes for the six months ended December 31, 2007 was $10.6 million compared with $7.1 million for the six months ended December 31, 2006, reflecting higher pre-tax profit levels, partially offset by a lower effective tax rate. The provision for income taxes represents estimated federal, foreign, and state taxes for the six months ended December 31, 2007 and 2006. The effective tax rate for the six months ended December 31, 2007 was 29.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the impact of accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset. The effective tax rate for the six months ended December 31, 2006 was 34.4% and diverged from the combined federal and state statutory rate primarily because of the benefit of the research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $3.4 million and $1.9 million for the six months ended December 31, 2007 and 2006, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2007 and 2006 would have been 31.8% and 32.5%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $286.3 million as of December 31, 2007 compared with $265.0 million as of June 30, 2007, an increase of $21.3 million. During the six months ended December 31, 2007, cash, cash equivalents, and short-term investments increased $26.3 million from operating cash flows and $21.2 million from stock option exercises, partially offset by $19.0 million of cash used for the repurchase of 500,000 shares of our common stock and $3.4 million used for the purchase of property and equipment.
     Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2007 generated cash of $26.3 million compared with $696,000 of cash generated during the six months ended December 31, 2006. For the six months ended December 31, 2007, net cash provided by operating activities was primarily attributable to net income of $25.5 million plus adjustments for non-cash charges, including impairment of investment, share-based compensation costs, depreciation, deferred taxes, amortization of debt issuance costs, and the impairment of software costs aggregating $15.4 million, partially offset by an $11.9 million net increase in operating assets and liabilities and a non-cash benefit of $2.7 million on the settlement of debt. The increase in operating assets and liabilities was primarily attributable to a $10.2 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period and an $8.1 million increase in inventory, reflecting an increase in our die bank, additional finished goods related to timing of delivery, and some hub inventory related to specific customers, partially offset by increases in income taxes and other accrued liabilities. For the six months ended December 31,

2006, net cash provided by operating activities was primarily attributable to net income of $13.5 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, amortization of debt issuance costs, and the impairment of property and equipment assets aggregating $8.5 million, largely offset by a $21.0 million net decrease in operating assets and liabilities and deferred tax, net of realized and excess tax benefit generated from share-based compensation, totaling $315,000. The decrease in operating assets and liabilities was primarily attributable to an $18.8 million increase in accounts receivable reflecting the substantial increase in our net revenue during the period.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2007 generated net cash of $55.6 million compared with $2.6 million of net cash used during the six months ended December 31, 2006. During the six months ended December 31, 2007, net cash generated by investing activities consisted of $212.7 million in proceeds from sales and maturities of short-term investments, partially offset by $153.7 million used for the purchase of short-term investments and $3.4 million used for the purchase of property and equipment. During the six months ended December 31, 2006, net cash used by investing activities consisted of purchases of $133.3 million of short-term investments and purchases of $2.8 million of property and equipment, largely offset by $133.5 million in proceeds from sales and maturities of short-term investments.
     Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended December 31, 2007 was approximately $2.2 million compared with $10.3 million of net cash provided by financing activities for the six months ended December 31, 2006. Cash provided by financing activities for the six months ended December 31, 2007 consisted primarily of $21.2 million in proceeds from common stock issued under our stock option plans partially offset by approximately $19.0 million of cash used for the purchase of 500,000 shares of treasury stock. Our financing activities for the six months ended December 31, 2006 consisted primarily of $9.4 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $5.5 million of excess tax benefit from share-based compensation, partially offset by $4.6 million of cash used for the purchase of 215,000 shares of treasury stock.
     Common Stock Repurchase Program. In April 2007, our board of directors authorized an additional $80 million for our stock repurchase program, raising the aggregate authorization level to $160 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through December 31, 2007 purchases under this program totaled 4,088,100 shares for an aggregate cost of $91.3 million or an average cost of $22.33 per share. As of December 31, 2007, we had $68.7 million remaining under our stock repurchase program, which expires in April 2009.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes, and cash or common stock may be used to settle the value of the Notes in excess of $125 million. In our calculation of net income per share, we used the “if converted” method through the date of our election to cash settle the principal of our convertible notes upon conversion and we used the “treasury stock” method subsequent to the date of our election. We will include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $50.53 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of December 31, 2007, none of the conditions for conversion of the Notes had occurred.
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
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our business levels, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund operations, to take advantage of unexpected business opportunities, or to respond to competitive pressures could be limited or severely constrained.
     Our investment portfolio includes $18.5 million cost basis invested in double A and triple A rated auction rate securities. Since August 2007, these auction rate securities have failed to settle in auctions, which recur every 28 days. These failures resulted in the interest rates resetting at Libor plus 50 or 100 basis points on the regular auction dates, representing a premium interest rate on these investments. At this time, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We have reduced the carrying value of these investments by $4.0 million through other comprehensive income or loss to reflect a temporary impairment on these investments. Currently, we believe these investments are not other-than-temporarily impaired, but it is not clear in what period of time they will be settled. We will evaluate our accounting for these investments quarterly. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2007 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$141	$1	$2	$2	$136
Building leases	1	1	—	—	—

Total	$142	$2	$2	$2	$136

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $124 million and no amounts would be due in more than two years.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is expected to be deferred to our first quarter of fiscal 2010. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective beginning in our first quarter of fiscal 2009. We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations, or cash flows.

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
     In October 2007, the Court heard oral arguments on our motion for summary judgment of noninfringement of the Elantech patent and Elantech’s cross-motion for summary judgment of infringement. The Court granted our motion for partial summary judgment of noninfringement as to products containing Type 1 Code and denied our motion for partial summary judgment of noninfringement as to products containing Type 2 Code. In addition, the Court denied Elantech’s motion for summary judgment that our Type 1 and Type 2 Codes infringe Elantech’s intellectual property. The Court indicated, however, that it would grant summary judgment of infringement for products implementing the Type 2 Code with enabled finger counting functionality but Elantech did not move for partial summary judgment. We do not believe any aspect of the Court’s decision will have a material effect on our business.
     In November 2007, Elantech moved for partial summary judgment that products implementing the Type 2 Code with enabled finger counting functionality infringe the Elantech patent. In December 2007, Elantech moved for entry of a preliminary injunction against us importing, using, selling, or offering to sell certain products implementing the Type 2 Code with enabled finger counting functionality.
     In December 2007, we filed a Complaint for Patent Infringement against Elantech claiming that Elantech infringed one of our patents relating to detecting the presence of multiple fingers on a touchpad and seeking damages, attorneys’ fees, and an injunction. In January 2008, we moved for entry of summary judgment for infringement of the four Synaptics patents.
     We intend to vigorously defend our patents and pursue our counterclaims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In April 2007, our board of directors authorized a further expansion of our stock repurchase program for up to an additional $80 million, raising the aggregate authorization level to $160 million and extending the period for repurchase through April 2009. There were no purchases under the stock repurchase program during the three-month period ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2007 Annual Meeting of Stockholders was held on October 23, 2007 for the purpose of electing two directors to serve for three-year terms expiring in 2010.
     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2010 as set forth in the Proxy Statement:

Nominee	Votes in Favor	Withheld
Federico Faggin	15,471,172	9,288,179
W. Ronald Van Dell	24,010,372	748,979
     The following directors’ terms of office continued after the 2007 Annual Meeting of Stockholders: Francis Lee, Jeffrey D. Buchanan, Nelson C. Chan, Keith B. Geeslin, and Richard Sanquini.
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

SYNAPTICS INCORPORATED

Date: February 7, 2008	By: Name:	/s/ Francis F. Lee Francis F. Lee
	Title:	President and Chief Executive Officer

	By: Name:	/s/ Russell J. Knittel Russell J. Knittel
	Title:	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer