Form 10-Q
period 2008-03-29
SYNAPTICS INC
filed 2008-05-07
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at May 6, 2008: 22,663,651

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$107,837	$45,915
Short-term investments	77,906	219,102
Accounts receivable, net of allowances of $364 and $419, respectively	57,762	56,721
Inventories	20,284	12,034
Prepaid expenses and other current assets	14,250	4,245

Total current assets	278,039	338,017
Property and equipment, net	22,367	19,400
Goodwill	1,927	1,927
Other assets	17,245	13,968

	$319,578	$373,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,229	$21,552
Accrued compensation	6,055	5,372
Income taxes payable	5,969	3,400
Other accrued liabilities	8,522	6,272
Note payable	—	1,500

Total current liabilities	39,775	38,096
Other liabilities	15,819	2,129
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 31,273,857 and 29,666,660 shares issued, respectively	31	30
Additional paid-in capital	216,228	180,746
Less: 8,088,100 and 3,588,100 common treasury shares, respectively, at cost	(200,745)	(72,345)
Accumulated other comprehensive loss	(4,791)	(139)
Retained earnings	128,261	99,795

Total stockholders’ equity	138,984	208,087

	$319,578	$373,312

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue	$78,861	$64,309	$264,203	$195,211
Cost of revenue (1)	46,688	39,162	155,521	117,278

Gross margin	32,173	25,147	108,682	77,933

Operating expenses:
Research and development (1)	13,560	9,485	35,655	28,631
Selling, general, and administrative (1)	12,181	9,339	34,346	26,067
Restructuring	—	—	—	915

Total operating expenses	25,741	18,824	70,001	55,613

Income from operations	6,432	6,323	38,681	22,320
Interest income	2,293	2,713	8,301	8,230
Interest expense	(449)	(488)	(1,373)	(1,463)
Gain on settlement of debt	—	—	2,689	—
Impairment of investment	—	—	(4,000)	—
Impairment of auction rate securities investments	(2,237)	—	(2,237)	—

Income before provision for income taxes	6,039	8,548	42,061	29,087
Provision for income taxes	3,031	2,913	13,595	9,984

Net income	$3,008	$5,635	$28,466	$19,103

Net income per share:
Basic	$0.12	$0.22	$1.10	$0.75

Diluted	$0.12	$0.20	$1.05	$0.67

Shares used in computing net income per share:
Basic	24,760	25,823	25,932	25,509

Diluted	25,302	29,592	27,134	29,512

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$377	$160	$966	$492
Research and development	$1,797	$1,262	$4,556	$3,736
Selling, general, and administrative	$2,680	$1,966	$7,146	$6,169
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$28,466	$19,103
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	12,668	10,397
Deferred taxes from share-based compensation	308	(1,106)
Tax benefit realized from share-based compensation	—	7,843
Excess tax benefit from share-based compensation	—	(7,246)
Depreciation of property and equipment	2,750	1,637
Impairment of software, property, and equipment costs	210	102
Amortization of debt issuance costs	645	645
Gain on settlement of debt	(2,689)	—
Impairment of investment	4,000	—
Impairment of auction rate securities investments	2,237	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,041)	(15,069)
Inventories	(8,250)	885
Prepaid expenses and other current assets	524	(917)
Other assets	4,772	4,038
Accounts payable	(2,323)	1,644
Accrued compensation	176	(553)
Income taxes	5,041	(8,661)
Other accrued liabilities	3,439	2,966
Other liabilities	(67)	(1,008)

Net cash provided by operating activities	50,866	14,700

Cash flows from investing activities
Purchases of short-term investments	(165,994)	(197,307)
Proceeds from sales and maturities of short-term investments	288,055	206,342
Purchases of property and equipment	(5,927)	(3,953)

Net cash provided by investing activities	116,134	5,082

Cash flows from financing activities
Purchase of treasury stock	(128,400)	(32,346)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	23,322	14,050
Excess tax benefit from share-based compensation	—	7,246

Net cash used in financing activities	(105,078)	(11,050)

Net increase in cash and cash equivalents	61,922	8,732
Cash and cash equivalents at beginning of period	45,915	38,724

Cash and cash equivalents at end of period	$107,837	$47,456

Supplemental disclosures of cash flow information
Cash paid for interest	$469	$469

Cash paid for income taxes	$2,673	$8,281

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 was a 53-week period ending on June 30, 2007 and fiscal 2008 will be a 52-week period ending on June 28, 2008. The quarterly periods presented in this report were 13-week periods for the three-month period ended March 29, 2008 and March 30, 2007 and 39-week and 40-week periods for the nine-month period ended March 29, 2008 and March 30, 2007, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net income	$3,008	$5,635	$28,466	$19,103
Interest expense and amortization of debt issuance costs on convertible notes (net of tax)	—	266	—	798

Net income for diluted net income per share	$3,008	$5,901	$28,466	$19,901

Denominator:
Shares, basic	24,760	25,823	25,932	25,509
Effect of dilutive share-based awards	542	1,295	1,202	1,529
Effect of convertible notes	—	2,474	—	2,474

Shares, diluted	25,302	29,592	27,134	29,512

Net income per share:
Basic	$0.12	$0.22	$1.10	$0.75

Diluted	$0.12	$0.20	$1.05	$0.67

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     The diluted net income per share amounts do not include the effect of 2,704,908, 2,300,946, 817,709, and 2,531,225 share-based awards that were outstanding during the three-month period ended March 31, 2008 and 2007 and the nine-month period ended March 31, 2008 and 2007, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds to be received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
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
4. Cash Equivalents, Short-Term Investments, and Auction Rate Securities Investments
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

     Our investment portfolio includes $48.6 million cost basis of auction rate securities (“ARS”) of which $43.6 million have failed to settle in auctions. Our portfolio of ARS includes $43.6 million that are triple A rated and $5.0 million that are double A rated. Since August 2007, $18.5 million of these ARS investments have failed to settle in auctions and since February 2008, $25.1 million have failed to settle in auctions. These failures generally resulted in the interest rates resetting from Libor plus 50 basis points to Libor plus 150 basis points on the regularly scheduled auction dates, which represents a premium interest rate over alternative short-term investments. However, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of March 31, 2008 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. As a result, we have reduced the carrying value of these investments by $7.3 million; of which $2.2 million was accounted for as other-than-temporary impairment with a corresponding charge to income; and $5.1 million was accounted for as temporary impairment through other comprehensive income or loss.
     As of March 31, 2008, none of our ARS investments were in default and all of our ARS investments continue to pay interest. The following table sets forth the various types of failed ARS investments we hold, including the amount and type of impairment, the carrying value, our classification as short-term or non-current and the balance sheet account where the carrying value is included (in thousands).

						Balance
	Cost	Impairment		Carrying		Sheet
	Basis	Amount	Type	Value	Classification	Account
Student loans	$10,000	$334	Temporary	$9,666	Short term	Short-term investments
Closed end muni and corporate funds	15,125	719	Temporary	14,406	Short term	Short-term investments
Credit linked notes	13,500	4,017	Temporary	9,483	Non-current	Other assets
Contingent capital notes	5,000	2,237	Other-than-temporary	2,763	Non-current	Other assets

Total failed ARS	$43,625	$7,307		$36,318

     At the present time, the primary issue affecting all of our ARS investments is that of liquidity. We have accounted for certain of our failed ARS investments as short-term as we anticipate those particular ARS markets will recover or be restructured without loss to us in the next 12 months. Recovery of the other ARS markets in which we maintain investments, will likely exceed 12 months. Accordingly, our ARS investments in those markets have been classified as non-current. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we believe we have the ability to hold these investments until the value recovers or the investments mature. We will continue to evaluate our accounting for these investments quarterly.
5. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2008	2007
Raw materials	$17,640	$10,187
Finished goods	2,644	1,847

	$20,284	$12,034

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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the nine-month period ended March 31, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended
	March 31,
	2008	2007
Beginning accrued warranty	$325	$357
Provision for product warranties	424	539
Cost of warranty claims and settlements	(385)	(470)

Ending accrued warranty	$364	$426

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
     The Elantech patent relates to recognizing and providing an indication of the presence of multiple fingers on a touchpad. We have previously developed additional ways to detect multiple fingers and have our own related patents. The Elantech infringement claims involve two versions of our software code (“Type 1 Code” and “Type 2 Code”) in certain products in which multiple finger detection is enabled.
     In October 2007, the Court heard oral arguments on our motion for summary judgment of noninfringement of the Elantech patent and Elantech’s cross-motion for summary judgment of infringement. The Court granted our motion for partial summary judgment of noninfringement as to products containing Type 1 Code and denied our motion for partial summary judgment of noninfringement as to products containing Type 2 Code. In addition, the Court denied Elantech’s motion for summary judgment that our Type 1 and Type 2 Codes infringe Elantech’s intellectual property. The Court indicated, however, that it would grant summary judgment of infringement for products implementing the Type 2 Code with enabled finger counting functionality.

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
     In March 2008, the Court, based on its infringement ruling, filed an order preliminarily enjoining us from making, using, selling, importing into or offering to sell within the United States touchpad products containing our Type 2 firmware code with enabled multiple finger counting functionality. We do not believe any aspect of the Court’s decision will have a material effect on our business. We are not shipping any products that utilize the contested code. As a result, the preliminary injunction will have no impact on us, our business, or our customers. Although the contested code is no longer used in our products, we do not believe the contested code infringes the Elantech patent and we have appealed the Court’s infringement ruling.
     In April, 2008, the Court granted our motion for partial summary judgment holding that use of the corner tap, scrolling, edge motion, and drag features of Elantech’s touchpad products infringe four of our patents.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of March 31, 2008, none of the conditions for conversion of the Notes had occurred.
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
     Interest expense includes the amortization of debt issuance costs. We recorded $449,000 of interest expense on the Notes during each of the three-month periods ended March 31, 2008 and 2007 and $1.3 million during each of the nine-month periods ended March 31, 2008 and 2007.
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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three- and nine-month periods ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of revenue	$377	$160	$966	$492
Research and development	1,797	1,262	4,556	3,736
Selling, general, and administrative	2,680	1,966	7,146	6,169

Total	$4,854	$3,388	$12,668	$10,397

Income tax benefit recorded on share-based compensation	$1,255	$896	$4,628	$2,775

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
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under paragraph A94, footnote 82, of SFAS 123R, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. No tax benefit related to excess tax deductions from qualified stock options has been recognized during the nine-month period ended March 31, 2008.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 8,088,100 treasury shares were also available for issuance as of March 31, 2008. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
     Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan (the “Plans”). Under the Plans, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
     The following table summarizes stock option activity and weighted average exercise prices for the nine-month period ended March 31, 2008, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of March 31, 2008. The aggregate intrinsic value is based on the closing price of our common stock on March 28, 2008 of $23.54 and excludes outstanding stock options that were not in-the-money.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2007	4,640,115	$19.18
Granted	990,095	$38.37
Exercised	(1,533,785)	$14.41
Forfeited and expired	(162,211)	$23.04

Balance at March 31, 2008	3,934,214	$25.71	$12,310

Exercisable	1,559,360	$18.34	$10,702

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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited during the nine-month period ended March 31, 2008, and the balance and aggregate intrinsic value of DSUs as of March 31, 2008. The aggregate intrinsic value is based on the closing price of our common stock on March 28, 2008 of $23.54.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2007	257,225
Granted	201,845
Delivered	(49,151)
Forfeited	(30,708)

Balance at March 31, 2008	379,211	$8,927

Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan (“ESPP”) became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring on the last days of June and December within the offering period. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period of up to two years will commence.
     The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the nine-month period ended March 31, 2008 and 2007 (in thousands, except for shares purchased and weighted average purchase price):

	Nine Months Ended March 31,
	2008	2007
Shares purchased	38,898	105,004
Weighted average purchase price	$31.21	$17.99
Cash received	$1,214	$1,888
Aggregate intrinsic value	$387	$794
     As a result of our fiscal 2007 ending on June 30, 2007, the nine-month period ended March 31, 2008 includes only one purchase date and the nine-month period ended March 31, 2007 includes two purchase dates.
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
Impairment of Investment
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred stock for a cash investment of $4.0 million. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to a liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred stock investment in Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.”
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
     The provision for income taxes of $3.0 million and $2.9 million for the three-month period ended March 31, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three-month period ended March 31, 2008 was 50.2% and diverged from the combined federal and state statutory rate primarily due to the valuation allowance established against the deferred tax asset associated with the impairment of certain investments, partially offset by increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income. The effective tax rate for the three-month period ended March 31, 2007 was 34.1% and diverged from the combined federal and state statutory rate primarily due to the benefit of research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
     The income tax provision of $13.6 million and $10.0 million for the nine-month period ended March 31, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine-month period ended March 31, 2008 was 32.3% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the valuation allowance established against the deferred tax asset associated with the impairment of certain investments. The effective tax rate for the nine-month period ended March 31, 2007 was 34.3% and diverged from the combined federal and state statutory rate primarily due to the benefit of the research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
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
Unrecognized Tax Benefits
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of the first quarter of fiscal 2008. In connection with our adoption of FIN 48, we did not recognize a cumulative effect adjustment. Historically, we have classified unrecognized tax benefits as current income taxes payable; however, consistent with the provisions of FIN 48, as of March 31, 2008 our gross unrecognized tax benefits of $12.2 million, which includes $3.8 million of gross unrecognized tax benefits recognized during the nine-month period ended March 31, 2008, and accrued interest and penalties expense of $761,000 are classified as non-current income taxes payable and are included in other liabilities on our balance sheet all of which, if recognized, would reduce our effective tax rate. No unrecognized tax benefit is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Classification of Interest and Penalties
     Under FIN 48, our policy to classify interest expense and penalties, if any, as components of income tax expense did not change. An additional $269,000 of interest and penalties has been accrued during the nine-month period ended March 31, 2008.
Tax Years and Examination
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. The fiscal years that remain subject to examination by these jurisdictions are 2003 and onward. On September 10, 2007, we were notified by the California Franchise Tax Board that our fiscal year 2003 through 2005 returns were subject to audit. The audit is ongoing and no proposed assessment has been received.
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle products market. The PC market accounted for 82% and 83% of net revenue for the three-month period ended March 31, 2008 and 2007, respectively, and 79% and 83% of net revenue for the nine-month period ended March 31, 2008 and 2007, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
China	$53,829	$45,762	$181,955	$159,791
Taiwan	10,710	13,511	44,592	19,727
Korea	8,200	1,258	21,970	3,008
Other	6,122	3,778	15,686	12,685

	$78,861	$64,309	$264,203	$195,211

Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Customer A	10%	*	*	11%
Customer B	*	14%	10%	12%
Customer C	*	15%	*	15%
Customer D	*	10%	*	*

*	Less than 10%
Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	March 31,	June 30,
	2008	2007
Customer A	13%	12%
Customer B	*	17%

*	Less than 10%
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
     The following is a reconciliation of our net income to our comprehensive income for the three- and nine-month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Income	$3,008	$5,635	$28,466	$19,103
Net unrealized gain (loss) on available-for-sale investments, net of tax	(834)	57	(4,652)	354

Total comprehensive income	$2,174	$5,692	$23,814	$19,457

     Included in our net unrealized gain (loss) on certain available-for-sale investments we recorded a net pre-tax temporary impairment charge for investments in auction rate securities that failed to settle in auctions in the amounts of $1.1 million and $5.1 million during the three and nine–month periods ended March 31, 2008, respectively, which were partially offset by gains in certain fixed rate investments. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. At the present time, the primary issue affecting all of our ARS investments is that of liquidity. We have accounted for certain of our failed ARS investments as short-term as we anticipate those particular ARS markets will recover or be restructured without loss to us in the next 12 months. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we believe we have the ability to hold these investments until the value recovers or the investments mature. We will continue to evaluate our accounting for these investments quarterly.
13. Restructuring Charge
     We incurred a restructuring charge of $915,000 during the second quarter of fiscal 2007 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. We accounted for our restructuring charge in accordance with SFAS

No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. All costs associated with the restructuring were settled in fiscal 2007.
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
15. Subsequent Events
     Subsequent to March 31, 2008 and through May 6, 2008, we repurchased 576,000 shares of our common stock at an aggregate cost of $20.6 million, or an average cost of $35.79 per share.

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
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to market penetration and market leadership in the notebook and digital lifestyle products markets; competition in the notebook and digital lifestyle products markets; revenue from the notebook and digital lifestyle products markets; growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; legal proceedings; ability to access our cash and short-term investments; expected operating cash flows; timing of the recovery or restructuring of the auction rate securities markets; and ability to hold our auction rate security investments to recovery or maturity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for returns and doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, fair value of investments, income taxes payable, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Investments
     We account for investment securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. When readily determinable fair values are not available, we use judgment to estimate the fair value of our investments based on observable market inputs or, if no observable market inputs are available, unobservable market inputs, or a combination thereof. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of auction rate securities (“ARS”), the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income, while other-than-temporary declines in fair value are recorded to earnings.
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
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with SFAS No. 123R, “Share-Based Payment” and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
Results of Operations
Three- month period ended March 31, 2008 compared with the three- month period ended March 31, 2007
Net Revenue.

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
PC applications	$64,235	$53,446	$10,789	20.2%
% of net revenue	81.5%	83.1%
Digital lifestyle product applications	14,626	10,863	3,763	34.6%
% of net revenue	18.5%	16.9%

Net revenue	$78,861	$64,309	$14,552	22.6%

     For the quarter ended March 31, 2008, we generated $64.2 million, or 81.5%, of net revenue from the personal computing (“PC”) market, and we generated $14.6 million, or 18.5%, of net revenue from the digital lifestyle products market. Net revenue was $78.9 million for the quarter ended March 31, 2008 compared with $64.3 million for the quarter ended March 31, 2007, an increase of $14.6 million, or 22.6%. The increase in net revenue for the quarter ended March 31, 2008 was attributable to a $10.8 million, or 20.2%, increase in PC applications net revenue and a $3.8 million, or 34.6%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, continuing adoption by notebook OEMs of our capacitive interface multimedia controls, and increased penetration in PC peripherals. Digital lifestyle product applications net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to a 33.9% increase in unit shipments, primarily reflecting industry growth and broader utilization and adoption of our capacitive sensing technology within the markets we serve. Based on industry estimates, notebook market growth is anticipated to be approximately 26% in 2008, while digital music player market growth is anticipated to be approximately 12% in 2008. The increase in unit shipments was partially offset by a lower-

priced product mix, which included both our custom modules and OneTouch ASIC shipments, and general competitive pricing pressure and resulted in an overall 8% reduction in the unit price of our product mix when compared with the corresponding quarter.
Gross Margin.

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Gross Margin	$32,173	$25,147	$7,026	27.9%
% of net revenue	40.8%	39.1%
     Gross margin as a percentage of net revenue was 40.8%, or $32.2 million, for the quarter ended March 31, 2008 compared with 39.1%, or $25.1 million, for the quarter ended March 31, 2007. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and OneTouch offering, which are independent of the vertical markets that our products serve. The increase in gross margin as a percentage of net revenue primarily reflected a higher margin product mix and lower manufacturing costs resulting from our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower selling prices resulting from general competitive pricing pressure.
Operating Expenses.

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$13,560	$9,485	$4,075	43.0%
% of net revenue	17.2%	14.8%
Selling, general, and administrative expenses	12,181	9,339	2,842	30.4%
% of net revenue	15.4%	14.5%

Operating expenses	$25,741	$18,824	$6,917	36.7%

% of net revenue	32.6%	29.3%
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 17.2% from 14.7%, while the cost of research and development activities increased $4.1 million, or 43.0%, to $13.6 million for the three-month period ended March 31, 2008 compared with $9.5 million for the three-month period ended March 31, 2007. The increase in research and development expenses primarily reflected a $2.3 million increase in employee related costs, resulting from additional staffing, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $807,000 increase in project expenses, including materials and related costs; a $381,000 increase in infrastructure and support costs; a $255,000 increase in outside consulting services; and a $259,000 increase in travel related costs. Non-cash share-based compensation costs included in research and development expenses were $1.8 million, or 2.3% of net revenue, and $1.3 million, or 2.0% of net revenue, for the three—month period ended March 31, 2008 and 2007, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 15.4% from 14.5%, while the cost of selling, general, and administrative activities increased $2.8 million, or 30.4%, to $12.2 million for the three-month period ended March 31, 2008 compared with $9.3 million for the three-month period ended March 31, 2007. The increase in selling, general, and administrative expenses primarily reflected a $1.8 million increase in employee related costs, resulting from additional staffing, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $566,000 increase in outside consulting services and commission costs; a $283,000 increase in travel related costs; and a $221,000 increase in infrastructure and support costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $2.7 million, or 3.4% of net revenue, and $2.0 million, or 3.1% of net revenue, for the three-month period ended March 31, 2008 and 2007, respectively.

Income from Operations.

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Income from operations	$6,432	$6,323	$109	1.7%

% of net revenue	8.2%	9.8%
     We generated operating income of $6.4 million, or 8.2% of net revenue, for the three—month period ended March 31, 2008 compared with $6.3 million, or 9.8% of net revenue, for the three-month period ended March 31, 2007. The increase in operating income primarily resulted from the 22.6% increase in net revenue and a 170 basis point increase in the gross margin percentage, partially offset by a 36.7% increase in operating expenses.
Non-Operating Income/(Loss).

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Interest income	$2,293	$2,713	$(420)	-15.5%
% of net revenue	2.9%	4.2%
Interest expense	(449)	(488)	39	-8.0%
% of net revenue	-0.6%	-0.8%
Impairment of auction rate securities investments	(2,237)	—	(2,237)	—
% of net revenue	-2.8%	0.0%

Net non-operating income/ (loss)	$(393)	$2,225	$(2,618)	-117.7%

% of net revenue	-0.5%	3.5%
     Interest Income. Interest income was $2.3 million for the three-month period ended March 31, 2008 compared with $2.7 million for the three-month period ended March 31, 2007. The $420,000 decrease in interest income resulted from a decrease in average invested cash balances as we used $109.4 million during the quarter to purchase 4.0 million treasury shares under our common stock repurchase program.
     Interest Expense. Interest expense was $449,000 for the three-month period ended March 31, 2008, slightly down compared with interest expense of $488,000 for the three-month period ended March 31, 2007. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
     Impairment of auction rate securities investments. In the third quarter of fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of certain of our investments in ARS, which have continued to fail to clear at auction since August 2008. Accordingly, we reduced the carrying value of these ARS investments by $2.2 million through an other-than-temporary impairment charge to income, resulting in a new carrying value of $2.8 million.
Provision for Income Taxes.

	Three Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Income before provision for income taxes	$6,039	$8,548	$(2,509)	-29.4%
Provision for income taxes	3,031	2,913	118	4.1%
% of income before provision for income taxes	50.2%	34.1%
     The provision for income taxes for the three-month period ended March 31, 2008 was $3.0 million compared with $2.9 million for the three-month period ended March 31, 2007, reflecting a higher effective tax rate partially offset by lower pre-tax profits. The provision for income taxes represents estimated federal, foreign, and state taxes for the three-month period ended March 31, 2008 and 2007. The effective tax rate for the three-month period ended March 31, 2008 was 50.2% and diverged from the combined federal and state statutory rate primarily as a result of the valuation allowance established against the deferred tax asset associated with the impairment of certain investments, partially offset by increased foreign income taxed at lower tax rates, the impact of accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income. The effective tax rate for the three-month period ended March 31, 2007 was 34.1% and diverged from the combined federal and state statutory rate primarily because of the benefit of research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $1.3 million and $0.9 million for the three-month period ended March 31, 2008 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three-month period ended March 31, 2008 and 2007 would have been 39.3% and 31.9%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Nine- month period ended March 31, 2008 compared with the nine- month period ended March 31, 2007
     As the nine-month period ended March 31, 2008 was a 39-week period and the nine-month period ended March 31, 2007 was a 40-week period, net revenue during the nine-month period ended March 31, 2007 reflected an additional week of revenue activity, operating expenses, and non-operating income/(loss) activity.
Net Revenue.

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
PC applications	$207,304	$162,722	$44,582	27.4%
% of net revenue	78.5%	83.4%
Digital lifestyle product applications	56,899	32,489	24,410	75.1%
% of net revenue	21.5%	16.6%

Net revenue	$264,203	$195,211	$68,992	35.3%

     For the nine-month period ended March 31, 2008, we generated $207.3 million, or 78.5%, of net revenue from the PC market, and we generated $56.9 million, or 21.5%, of net revenue from the digital lifestyle products market. Net revenue was $264.2 million for the nine-month period ended March 31, 2008 compared with $195.2 million for the nine-month period ended March 31, 2007, an increase of $69.0 million, or 35.3%. The increase in net revenue for the nine-month period ended March 31, 2008 was attributable to a $44.6 million, or 27.4%, increase in PC applications net revenue and a $24.4 million, or 75.1%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, continuing adoption by notebook OEMs of our capacitive interface multimedia controls, and increased penetration in PC peripherals. Digital lifestyle product applications net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to a 50.7% increase in unit shipments, primarily reflecting industry growth and broader utilization and adoption of our capacitive sensing technology within the markets we serve. Based on industry estimates, notebook market growth is anticipated to be approximately 26% in 2008, while digital music player market growth is anticipated to be approximately 12% in 2008. The increase in unit shipments was partially offset by a lower-priced product mix, which included both our custom modules and OneTouch ASIC shipments, and general competitive pricing pressure and resulted in an overall 10% reduction in the unit price of our product mix when compared with the corresponding period.
Gross Margin.

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Gross Margin	$108,682	$77,933	$30,749	39.5%
% of net revenue	41.1%	39.9%
     Gross margin as a percentage of net revenue was 41.1%, or $108.7 million, for the nine-month period ended March 31, 2008 compared with 39.9%, or $77.9 million, for the nine-month period ended March 31, 2007. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and OneTouch offering, which are independent of the vertical markets that our products serve. The increase in gross margin as a percentage of net revenue primarily reflected a higher margin product mix and lower manufacturing costs resulting from our continuing design and process improvement programs and lower materials, assembly, and test costs, partially offset by lower selling prices resulting from general competitive pricing pressure.
Operating Expenses.

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$35,655	$28,631	$7,024	24.5%
% of net revenue	13.5%	14.7%
Selling, general, and administrative expenses	34,346	26,067	8,279	31.8%
% of net revenue	13.0%	13.4%
Restructuring charge	—	915	(915)	-100.0%
% of net revenue	0.0%	0.5%

Operating expenses	$70,001	$55,613	$14,388	25.9%

% of net revenue	26.5%	28.5%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 13.5% from 14.7%, while the cost of research and development activities increased $7.0 million, or 24.5%, to $35.7 million for the nine-month period ended March 31, 2008 compared with $28.6 million for the nine-month period ended March 31, 2007. The increase in research and development expenses primarily reflected a $4.0 million increase in employee related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $1.4 million increase in project expenses, including materials and related costs; a $881,000 increase in infrastructure and support costs; a $352,000 increase in travel and related costs; and a $243,000 increase in outside consulting services costs. Non-cash share-based compensation costs included in research and development expenses were $4.6 million, or 1.7% of net revenue, and $3.7 million, or 1.9% of net revenue, for the nine-month period ended March 31, 2008 and 2007, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 13.0% from 13.4%, while the cost of selling, general, and administrative activities increased $8.3 million, or 31.8%, to $34.3 million for the nine-month period ended March 31, 2008 compared with $26.1 million for the nine-month period ended March 31, 2007. The increase in selling, general, and administrative expenses primarily reflected a $4.1 million increase in employee related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $2.4 million increase in outside consulting services and commission costs; a $1.0 million increase in travel related costs; and a $356,000 increase in legal and accounting costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $7.1 million, or 2.7% of net revenue, and $6.2 million, or 3.2% of net revenue, for the nine-month period ended March 31, 2008 and 2007, respectively.
     Restructuring Charge. During our second fiscal quarter ended December 31, 2006, we incurred a restructuring charge of $915,000 in connection with the closure of our United Kingdom office as part of our strategic efforts to realign our development capabilities to meet the needs of our Asia Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000, a lease reserve of $287,000, net of estimated sublease income, and a non-cash impairment of property and equipment of $102,000. All costs associated with the restructuring were settled in fiscal 2007.
Income from Operations.

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Income from operations	$38,681	$22,320	$16,361	73.3%

% of net revenue	14.6%	11.4%
     We generated operating income of $38.7 million, or 14.6% of net revenue, for the nine-month period ended March 31, 2008 compared with $22.3 million, or 11.4% of net revenue, for the nine-month period ended March 31, 2007. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 35.3% increase in net revenue and a 120 basis point increase in the gross margin percentage, partially offset by a 25.9% increase in operating expenses.
Non-Operating Income/(Loss).

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Interest income	$8,301	$8,230	$71	0.9%
% of net revenue	3.1%	4.2%
Interest expense	(1,373)	(1,463)	90	-6.2%
% of net revenue	-0.5%	-0.7%
Gain on settlement of debt	2,689	—	2,689	—
% of net revenue	1.0%	0.0%
Impairment of investment	(4,000)	—	(4,000)	—
% of net revenue	-1.5%	0.0%
Impairment of auction rate securities investments	(2,237)	—	(2,237)	—
% of net revenue	-0.8%	0.0%

Net non-operating income/ (loss)	$3,380	$6,767	$(3,387)	-50.1%

% of net revenue	1.3%	3.5%
     Interest Income. Interest income was $8.3 million for the nine-month period ended March 31, 2008, slightly up compared with $8.2 million for the nine-month period ended March 31, 2007.
     Interest Expense. Interest expense was $1.4 million for the nine-month period ended March 31, 2008, slightly down compared with interest expense of $1.5 million for the nine-month period ended March 31, 2007. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
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
     Impairment of Investment. In fiscal 2005, we participated in an equity financing, receiving 3.9 million Series E preferred shares of Foveon for a cash investment of $4.0 million and we are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.”
     In the first quarter of fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.
     Impairment of auction rate securities investments. In the third quarter of fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of certain of our investments in auction rate securities (ARS), which have continued to fail to clear at auction since August 2008. Accordingly, we reduced the carrying value of these ARS investments by $2.2 million through an other-than-temporary impairment charge to income, resulting in a new carrying value of $2.8 million.
Provision for Income Taxes.

	Nine Months Ended March 31,
(in thousands)	2008	2007	$ Change	% Change
Income before provision for income taxes	$42,061	$29,087	$12,974	44.6%
Provision for income taxes	13,595	9,984	3,611	36.2%
% of income before provision for income taxes	32.3%	34.3%
     The provision for income taxes for the nine-month period ended March 31, 2008 was $13.6 million compared with $10.0 million for the nine-month period ended March 31, 2007, reflecting higher pre-tax profit levels, partially offset by a lower effective tax rate. The provision for income taxes represents estimated federal, foreign, and state taxes for the nine-month period ended March 31, 2008 and 2007. The effective tax rate for the nine-month period ended March 31, 2008 was 32.3% and diverged from the combined federal and state statutory rate primarily due to the valuation allowance established against the deferred tax asset associated with the impairment of certain investments, partially offset by increased foreign income taxed at lower tax rates, the impact of accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income. The effective tax rate for the nine-month period ended March 31, 2007 was 34.3% and diverged from the combined federal and state statutory rate primarily because of the benefit of the research tax credits generated from the retroactive extension of the federal research credit signed into law in December 2006, the net release of contingency reserves, and the impact of tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $4.6 million and $2.8 million for the nine-month period ended March 31, 2008 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine-month period ended March 31, 2008 and 2007 would have been 33.3% and 32.3%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $185.7 million as of March 31, 2008 compared with $265.0 million as of June 30, 2007, a decrease of $79.3 million primarily reflecting $128 million of cash used for the repurchase of 4.5 million shares of our common stock
     Cash Flows from Operating Activities. Operating activities during the nine-month period ended March 31, 2008 generated cash of $50.9 million compared with $14.7 million of cash generated during the nine-month period ended March 31, 2007. For the nine-month period ended March 31, 2008, net cash provided by operating activities was primarily attributable to net income of $28.5 million plus adjustments for non-cash charges, including impairment of investment, impairment of auction rate securities investments, share-based compensation costs, depreciation, deferred taxes, and amortization of debt issuance costs aggregating $22.8 million, a net decrease in operating assets and liabilities of $2.3 million offset by a non-cash benefit of $2.7 million on the settlement of debt. For the nine-month period ended March 31, 2007, net cash provided by operating activities was primarily attributable to net income of $19.1 million plus adjustments for non-cash charges, including share-based compensation costs, depreciation, amortization of debt issuance costs, and the impairment of fixed assets aggregating $12.8 million, partially offset by a $16.7 million net increase in operating assets and liabilities. The increase in operating assets and liabilities was primarily attributable to a $15.1 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine-month period ended March 31, 2008 generated net cash of $116.1 million compared with $5.1 million of net cash generated during the nine-month period ended March 31, 2007. During the nine-month period ended March 31, 2008, net cash generated by investing activities consisted of $288.1 million in proceeds from sales and maturities of short-term investments, partially offset by $166.0 million used for the purchase of short-term investments and $5.9 million used for the purchase of property and equipment. During the nine-month period ended March 31, 2007, net cash generated by investing activities consisted of $206.3 million in proceeds from sales and maturities of short-term investments, partially offset by $197.3 million used for the purchase of short-term investments and $4.0 million used for the purchase of property and equipment.
     Cash Flows from Financing Activities. Net cash used in financing activities for the nine-month period ended March 31, 2008 was approximately $105.1 million compared with $11.1 million of net cash used in financing activities for the nine-month period ended March 31, 2007. Cash used in financing activities for the nine-month period ended March 31, 2008 consisted primarily of $128.4 million of cash used for the purchase of 4.5 million shares of treasury stock, partially offset by $23.3 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan. Our financing activities for the nine-month period ended March 31, 2007 consisted primarily of $32.3 million of cash used for the purchase of 1.3 million shares of treasury stock, partially offset by $14.1million in proceeds from common stock issued under our stock option plans and employee stock purchase plan and $7.2 million of excess tax benefit from share-based compensation.
     Common Stock Repurchase Program. In February 2008, our board of directors authorized an additional $80 million for our stock repurchase program, raising the aggregate authorization level to $240 million. The program authorizes us to repurchase our common stock on the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock and through March 31, 2008 purchases under this program totaled 8,088,100 shares for an aggregate cost of $200.7 million or an average cost of $24.82 per share. As of March 31, 2008, we had $39.3 million remaining under our stock repurchase program, which expires in February 2010.
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
     The Notes bear interest at a rate of 0.75% per annum payable on December 1 and June 1 of each year. However, we will pay additional contingent interest on the Notes if the average trading price of the Notes is at or above 120% of the principal amount of the Notes for a specified period beginning with the nine-month period commencing December 1, 2009. The amount of contingent interest payable on the Notes with respect to a nine-month period, for which contingent interest applies, will equal 0.375% per annum of the average trading price of the Notes for a specified five trading-day period preceding such nine-month period.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of March 31, 2008, none of the conditions for conversion of the Notes had occurred.
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
     Our investment portfolio includes $48.6 million cost basis of ARS of which $43.6 million have failed to settle in auctions. Our portfolio of ARS includes $43.6 million that are triple A rated and $5.0 million that are double A rated. Since August 2007, $18.5 million of these ARS investments have failed to settle in auctions and since February 2008, $25.1 million have failed to settle in auctions. These failures generally resulted in the interest rates resetting from Libor plus 50 to Libor plus 150 basis points on the regularly scheduled auction dates, which represents a premium interest rate over alternative short-term investments. However, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.
     We have reduced the carrying value of our failed ARS investments by $7.3 million; of which $2.2 million was considered to be other-than-temporary impairment with a corresponding charge to income; and $5.1 million was considered temporary impairment accounted for through other comprehensive income or loss. Based on our ability to access our cash and other short-term investments, expected operating cash flows, and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2008 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$141	$1	$2	$2	$136
Building leases	2	1	1	—	—

Total	$143	$2	$3	$2	$136

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019, and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $124 million and no amounts would be due in more than two years.
     As of March 31, 2008, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits.
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
     The Elantech patent relates to recognizing and providing an indication of the presence of multiple fingers on a touchpad. We have previously developed additional ways to detect multiple fingers and have our own related patents. The Elantech infringement claims involve two versions of our software code (“Type 1 Code” and “Type 2 Code”) in certain products in which multiple finger detection is enabled.
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
     In March 2008, the Court, based on its infringement ruling, filed an order preliminarily enjoining us from making, using, selling, importing into or offering to sell within the United States touchpad products containing our Type 2 firmware code with enabled multiple finger counting functionality. We do not believe any aspect of the Court’s decision will have a material effect on our business. We are not shipping any products that utilize the contested code. As a result, the preliminary injunction will have no impact on us, our business, or our customers. Although the contested code is no longer used in our products, we do not believe the contested code infringes the Elantech patent and we have appealed the Court’s infringement ruling.
     In April, 2008, the Court granted our motion for partial summary judgment holding that use of the corner tap, scrolling, edge motion, and drag features of Elantech’s touchpad products infringe four of our patents.
     We intend to vigorously defend our patents and pursue our counterclaims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     In February 2008, our board of directors authorized a further expansion of our stock repurchase program for up to an additional $80 million, raising the aggregate authorization level to $240 million and extending the period for repurchase through February 2010. Purchases under the stock repurchase program during the three-month period ended March 31, 2008 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
December 30, 2007 - January 26, 2008	—	—	4,088,100	$68,704,000
January 27, 2008 - February 23, 2008	4,000,000	$27.36	8,088,100	$39,255,000
February 24, 2008 - March 29, 2008	—	—	8,088,100	$39,255,000

Total	4,000,000	$27.36

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED
Date: May 7, 2008	By:	/s/ Francis F. Lee
		Name:	Francis F. Lee
		Title:	President and Chief Executive Officer

Date: May 7, 2008	By:	/s/ Russell J. Knittel
		Name:	Russell J. Knittel
		Title:	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer