Form 10-K
period 2008-06-30
SYNAPTICS INC
filed 2008-08-27
CIK 817720

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by nonaffiliates of the registrant (16,968,891 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 28, 2007 of $41.19, was $698,948,620. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of August 15, 2008, there were outstanding 22,457,631 shares of the registrant’s Common Stock, par value $.001 per share.
     The share quantities and the share price noted above do not reflect the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2008
Statement Regarding Forward-Looking Statements
     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2009 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

- i -

PART I
ITEM 1. BUSINESS
Overview
     We are a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market and the market for digital lifestyle products, including mobile smartphones and feature phones, portable digital music and video players, and other select electronic device markets with our customized human interface solutions.
     We are a market leader in providing human interface solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones and portable digital music players. We generally supply custom designed human interface solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. Through our new OneTouch offering, we now offer not only our custom module solutions but also enable our customers to access our technologies to develop their own human interface designs for capacitive buttons and scrolling applications for products such as mobile smartphones and feature phones, portable digital music and video players, and notebook peripherals.
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
PC Market
     We provide custom human interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebooks, other PC applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as desktop and PC remote control applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position and movement of a person’s finger on its surface; the TouchStyk™, a self contained, easily integrated pointing stick module; and dual pointing solutions, which combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice.
     The latest industry projections for notebook unit growth for the period 2008-2012 show a compound annual growth rate of 18.1% compared with 3.6% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content, which is expanding on a daily basis. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added human interface solutions for each of the key end-user preferences. We estimate that in our fiscal 2008 approximately 88% of all notebook computers sold used solely a touch pad interface; 2% used solely a pointing stick interface; and 10% used a dual pointing interface, which consists of both a touch pad and a pointing stick. Our notebook product lines of touch pads and pointing sticks allow us to address 100% of the notebook market.
Digital Lifestyle Product Markets
     We believe our intellectual property portfolio, our experience in providing human interface solutions to major OEMs of electronic devices, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing digital lifestyle trend. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing, communications, and entertainment devices within the digital lifestyle products markets. Digital lifestyle products include mobile smartphones and feature phones, portable digital music and video players, remote controls, and GPS devices, as well as a variety of mobile, handheld, wireless, and entertainment devices. Our array of human interface solutions for digital lifestyle products include the ScrollStrip and TouchRing, which are scrolling solutions allowing users to navigate efficiently through menus and content; LightTouch capacitive buttons, which provide illuminated button functionality; and MobileTouch, NavPoint, and our ClearTouch solutions. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability will enable us to serve multiple aspects of the markets for digital lifestyle products and other electronic devices.
     We currently anticipate that our human interface solutions for mobile smartphones and feature phones will constitute an increasing portion of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones was not material until the fourth quarter of fiscal 2008. Our success in serving the mobile smartphone market will depend upon the continued growth of that portion of the overall mobile phone market, the utilization of high-functionality interactive touch screens with easy-to-use touch button controls rather than mechanical buttons as the human interface for application access and control in those products, our ability to demonstrate to mobile smartphone OEMs, including those with which we have had no prior relationship, the advantages of our human interface solutions in terms of performance, size, durability, power consumption, and industrial design possibilities, and the success of OEMs products utilizing our human interface solutions.
     Industry projections for the mobile phone market for the period 2008-2011 show a compound annual growth rate of 9% for the overall market and a compound annual growth rate of 48% for the mobile smartphone and feature phone market, reflecting the trend towards increased interest among non-business consumers and the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer oriented market.
     Industry projections for the portable digital music player market for the period 2008-2011 suggest that the market is declining at an annual rate of 1.6% for the overall market but growing at a compound annual rate of 47% for video capable MP3 players, reflecting the trend towards portable digital entertainment devices with advanced capabilities, such as built-in video playback capabilities. These products require a simple, durable, and intuitive human interface solution to enable the user to navigate efficiently through menus and scroll through extensive play lists, songs, and videos contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, and the acceptance of our human interface solutions by OEMs in this market.
Our Strategy
     Our objective is to continue to enhance our position as a leading supplier of human interface solutions for the PC market and for the markets for digital lifestyle products. Key aspects of our strategy to achieve this objective include those set forth below.
Extend Our Technological Leadership
     We plan to utilize our extensive intellectual property portfolio and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface solutions while increasing their applications, capabilities, and performance. We plan to continue enhancing the ease of use and functionality of our solutions. We also plan to expand our research and development efforts through increased investment in our engineering activities, the hiring of additional engineering personnel, and strategic acquisitions and alliances. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional human interface solutions to our target markets.
Enhance Our Position in the PC Market
     We intend to continue introducing market-leading human interface solutions in terms of performance, functionality, size, and ease of use. We plan to continue enhancing our customer’s industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.

Capitalize on Growth of New Markets
     We intend to capitalize on the growth of new markets, including the digital lifestyle products markets, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive human interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.
Emphasize and Expand Customer Relationships
     We plan to emphasize and expand our strong and long-lasting customer relationships and to establish successful relationships with new customers. In each market we serve, we plan to provide the most advanced human interface solutions for our customers’ products. We believe that our human interface solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors. We continually attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface solutions on a timely and cost-effective basis. To do so, we work continually to improve our productivity, to reduce costs, and to speed the delivery of our human interface solutions. We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts. We also focus on providing timely support to our customers after the purchase of our human interface solutions.
     We plan to increase our business with existing customers and attract new customers by offering design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable them to develop their own human interface designs for capacitive buttons and scrolling applications in products such as mobile smartphones and feature phones, portable digital music and video players, and PC peripherals. As a result, customers have a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or our OneTouch solution, which offers a flexible alternative when design integration or quick turns are important.
Pursue Strategic Relationships and Acquisitions
     We intend to develop and expand strategic relationships to enhance our ability to offer value-added human interface solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions. We also consider the potential acquisition of companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.
Continue Virtual Manufacturing
     We plan to expand and diversify our production capacity through third-party relationships, thereby strengthening our virtual manufacturing platform. This strategy results in a scalable business model; enables us to concentrate on our core competencies of research and development, technological advances, and product design and engineering; and reduces our capital expenditures and working capital requirements. Our virtual manufacturing strategy allows us to maintain a variable cost model, in which we do not incur most of our manufacturing costs until our product solutions have been shipped and billed to our customers.
Product Solutions
     We develop and enhance interface technologies that enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices. Our innovative and intuitive human interface solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive array of technologies includes ASICs, firmware, software, mechanical and electrical designs, and pattern recognition and touch sensing technologies.
     Our custom-designed human interface solutions are custom engineered, total solutions for our customers and include sensor design, module layout, ASICs, firmware, and software features for which we provide manufacturing and design support and device testing. This allows us to be a one-stop supplier for complete human interface design from the early design stage, to manufacturing, to testing and support. Our OneTouch offering includes design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable customers to develop their own human interface designs for capacitive buttons and scrolling applications. Through our technologies and expertise, we seek to provide our customers with solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. We believe our interface solutions offer the following characteristics:
•	Ease of Use. Our interface solutions offer the ease of use and intuitive interaction that users demand.

•	Small Size. The small, thin size of our interface solutions enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.

•	Low Power Consumption. The low power consumption of our interface solutions enables our customers to offer products with longer battery life or smaller battery size.

•	Advanced Functionality. Our interface solutions offer advanced features, such as virtual scrolling, customizable tap zones, edge motion, and tapping and dragging icons, to enhance the user experience.

•	Reliability. The reliability of our interface solutions satisfies consumer requirements for dependability, which is a major component of consumer satisfaction.

•	Durability. Our interface solutions withstand repeated use, harsh physical treatment, and temperature fluctuations while providing a superior level of performance.
     We believe these characteristics will enable us to maintain our leadership position in the PC market and to enhance our position as a technological enabler within the markets for digital lifestyle products and other electronic devices, including mobile smartphones and feature phones and portable digital music and video players.
     Our human interface solutions are intended to satisfy our customer’s specification needs, including features and functionality, industrial design, mechanical, and electrical requirements. Our products also offer unique integration options, including allowing our capacitive sensors to be placed underneath the plastic of the device, which allows for streamlined and stylized designs, incorporating LEDs to indicate status or enhance industrial design, and incorporating tactile indicators, including ridges, Braille bumps, and textures designed to provide the user with additional feedback.
     Our emphasis on technological leadership and design capabilities positions us to provide unique human interface solutions that address specific customer requirements. Our long-term working relationships with large, global OEMs provide us with experience in satisfying their demanding design specifications and other requirements. Our custom product solutions provide OEMs with numerous benefits, including the following:
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

     We utilize capacitive technology rather than resistive or mechanical technology in our product solutions. Unlike resistive and mechanical technology, our solid state capacitive technology has no moving parts or activation force, thereby offering a durable, more reliable solution that can be integrated into both curved and flat surfaces. Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.
Products
     Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.
TouchPad
     Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement and provides a platform for interactive input. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface solutions for both the consumer and corporate markets. Our TouchPad solutions offer various advanced features, including the following:
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
Dual Mode TouchPad
     Dual Mode TouchPad is designed to transform the TouchPad from a cursor control device to a launch and control center with the touch of a button. In default mode, the Dual Mode provides the same cursor control for on screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, control icons illuminate on the TouchPad surface.
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
ClearPad
     ClearPad consists of a clear, thin capacitive sensor that can be placed over any viewable surface, including display devices, such as LCDs. Similar to our traditional TouchPad, our ClearPad has various distinct advantages, including light weight; low profile form factor; high reliability, durability, and accuracy; and low power consumption. ClearPad can be mounted on or under curved surfaces, providing for unique and sleek industrial designs.
ClearArray
     ClearArray is an extension of our core capacitive sensing technology that has been used in touch pads for notebook PCs. ClearArray is a clear sensor that can be mounted under plastic, providing OEMs with easy integration and attractive design options for scrolling and buttons.
NavPoint
     The NavPoint solution offers users improved functionality and versatility in accessing and managing content in handheld devices through unique navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation.
OneTouch
     OneTouch is a configurable solution based on our capacitive sensing technology, which includes a capacitive sensing ASIC, easy-to-use design tools, documentation, and technical support, that enables customers to develop their own custom interface designs in-house for capacitive buttons and scrolling applications in various products, including mobile smartphones and feature phones, portable digital media players, and PC peripherals, such as monitors, keyboards, mice, and remote controls. OneTouch increases our reach from a customer standpoint by offering them an alternative and flexible way to leverage our technology and know-how whether through our traditional custom module solution or through the new OneTouch capability that allows them to implement capacitive sensing in-house when design integration or quick design turns are important.
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
Technologies
     We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, pattern recognition, and touch sensing technologies. With 94 U.S. patents in force and 80 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create barriers for competitors and allow us to provide human interface solutions in a variety of high-growth market segments.
     Our broad line of human interface solutions currently is based upon the following key technologies:
•	capacitive position sensing technology;

•	capacitive force sensing technology;

•	transparent capacitive position sensing technology;

•	pattern recognition technology;

•	mixed signal integrated circuit technology; and

•	proprietary microcontroller technology.
     In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Windows Vista, Mac OS, Pocket PC, Palm OS, Symbian, UNIX, and LINUX, provides us with a competitive advantage.
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
     Mixed SignalIntegrated Circuit Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface. Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.
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
Competing Technology
     Many human interface solutions currently utilize resistive sensing technology. Resistive sensing technology consists of a flexible membrane above a flat, rigid, electrically conductive surface. When finger or stylus pressure is applied to the membrane, it deforms until it makes contact with the rigid layer below, at which point attached electronics can determine the position of the finger or stylus. Since the flexible membrane is a moving part, it is susceptible to mechanical wear and will eventually suffer degraded performance. Due to the way that resistive position sensors work, it is not possible for them to detect more than a single finger or stylus at any given time. The positional accuracy of a resistive sensor is limited by the uniformity of the resistive coating as well as by the mechanics of the flexible membrane. Finally, implementations of resistive technology over display devices, such as an LCD, result in reduced transmissivity, or the amount of light that can pass through the display, requiring the use of backlighting and thereby reducing the battery life of the device.
Research and Development
     We conduct ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development is focused on advancing our existing interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our vision is to offer human interface solutions, such as touch, handwriting, vision, and voice capabilities, that can be readily incorporated into varied electronic devices.
     Our research and development programs focus on the development of accurate, easy to use, reliable, and intuitive human interfaces for electronic devices. We believe our innovative interface technologies can be applied to many diverse products. We believe the interface is a key factor in the differentiation of these products. We believe that our interface technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability. We also intend to pursue strategic relationships and acquisitions to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.
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
     As of June 30, 2008, we employed 236 people in our technology, engineering, and product design functions in the United States, Hong Kong, Taiwan, Korea, and Japan. Our research and development expenses were approximately $35.4 million, $39.4 million, and $50.1 million in fiscal 2006, 2007, and 2008, respectively.

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
     We hold 94 U.S. patents in force and have 80 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws. The source code for our proprietary software is also protected under applicable trade secret laws.
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

Customers
     Our customers include many of the world’s largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing human interface solutions. We believe our strong relationship with our OEM customers, many of which are currently developing digital lifestyle products, will position us as a source of supply for their product offerings.
     Our industry leading OEM customers in fiscal 2008 included the following:
•	Acer

•	Asustek

•	Dell

•	Fujitsu

•	Gateway

•	Hewlett-Packard
•	Lenovo

•	LG Electronics

•	Microsoft

•	Samsung

•	Sharp

•	Toshiba

     We generally supply custom-designed products to our OEM customers through their contract manufacturers. We sell our custom-designed products directly to these contract manufacturers, which include Compal, Hon Hai, Inventec, Kang Zhun Electronics, Shanghai Yi Hsin, S-Mac, Wistron, and Zhan Yun Shanghai Electronics. Sales to Zhan Yun accounted for approximately 10% of our net revenue for fiscal 2008. Sales to Compal and Wistron in the aggregate accounted for approximately 26% of our net revenue for fiscal 2007. No other customer accounted for more than 10% of our net revenue for either fiscal 2007 or 2008. We supply our OneTouch solution directly to our OEM customers.
     We consider both the OEMs and their contract manufacturers to be our customers. Both the OEMs and their contract manufacturers may determine the design and pricing requirements and make the overall decision regarding the use of our human interface solutions in their products. The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges except for warranty provisions.
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
     We currently employ 86 sales and marketing professionals. We maintain eight customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, Hong Kong, and Switzerland. In addition, we utilize sales representatives in Korea, Singapore, and Malaysia and sales distributors in Japan and Taiwan.
     International sales constituted approximately 98%, 99%, and 99% of our revenue for fiscal 2006, 2007, and 2008, respectively. Over 81% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and digital lifestyle product OEMs. All of our sales were denominated in U.S. dollars.

Manufacturing
     We employ a virtual manufacturing platform through third-party relationships. We currently utilize two semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our OneTouch products.
     After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or, in the case of OneTouch ASICs, are shipped directly to our customers. During the assembly process, our die or ASIC is combined with other components to complete the module for our custom human interface solution. The finished assembled product is subsequently shipped by our contract manufacturers directly to our customers for integration into their products.
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
Backlog
     As of June 30, 2008, we had a backlog of orders of $50.3 million, an increase of $3.4 million compared with a backlog of orders as of June 30, 2007 of $46.9 million. The increase in backlog is primarily related to the increase in demand for our products. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.
Competition
     Our principal competitor in the sale of notebook touch pads and notebook pointing sticks is Alps Electric, a Japanese conglomerate. In the markets for digital lifestyle products and other electronic devices, our competitors include Cypress, Atmel, Melfas, Elan, and various other companies involved in human interface solutions. In certain cases, large OEMs may develop alternative human interface solutions for their own products or provide key components for use in designing human interface solutions.
     In the notebook human interface market, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our human interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the approximate 2% of the notebook computer market that uses solely a pointing stick rather than a touch pad as the human interface as well as the approximate 10% of the notebook market that uses dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position as we can provide OEMs with the following advantages:
•	single source supplier to eliminate compatibility issues;

•	cost-effective and simplified integration;

•	simplified product line to address both interface preferences;

•	end user flexibility because one notebook can address both user preferences;

•	highly experienced engineering resources, particularly in the mechanical, industrial design, and electrical areas as the general notebook market embraces thinner and lighter designs; and

•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.
     In the human interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and pattern recognition technologies. We believe our solutions-based engineering expertise coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. In addition, new competitors, alliances among competitors, or alliances among competitors and OEMs may emerge and allow competitors to rapidly acquire significant market share.
     Furthermore, our competitors or our customers may develop technologies in the future that more effectively address the human interface needs of the notebook market and other markets. Our sales, profitability, and success depend on our ability to compete with other suppliers of human interface solutions and components used in human interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our human interface solutions.
Employees
     As of June 30, 2008, we employed a total of 420 persons, including 98 in finance, administration, and operations; 86 in sales and marketing; and 236 in research and development. Of these employees, 266 were located in North America, 150 in Asia/Pacific, and 4 in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
     Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Francis F. Lee	56	Chief Executive Officer and Director

Thomas J. Tiernan	45	President, Chief Operating Officer, and Director

Russell J. Knittel	58	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer

David B. Long	47	Vice President of World Wide Sales

Alex Wong	52	Vice President of World Wide Operations
     Francis F. Lee has served as a director and Chief Executive Officer of our company since January 1999. He was a consultant from August 1998 to November 1998. From May 1995 until July 1998, Mr. Lee served as General Manager of NSM, a Hong Kong-based joint venture between National Semiconductor Corporation and S. Megga. Mr. Lee held a variety of executive positions for National Semiconductor from 1988 until August 1995. These positions included Vice President of Communication and Computing Group, Vice President of Quality and Reliability, Director of Standard Logic Business Unit, and various other operations and engineering management positions. Mr. Lee is a director of Foveon, Inc., a privately held company in which we have an ownership interest. Mr. Lee holds a Bachelor of Science degree, with honors, in electrical engineering from the University of California at Davis.
     Thomas J. Tiernan has served as a director and the President and Chief Operating Officer since July 2008. Mr. Tiernan served as Executive Vice President and General Manager of our company from July 2007 until July 2008 and as Senior Vice President of our company from March 2006 until July 2007. Prior to joining our company, Mr. Tiernan served as Vice President and General Manager of Symbol Technologies’ Mobile Computing Division. From 1985 to 2004, Mr. Tiernan held various management and executive positions at Hewlett-Packard, including running the Network Storage business in the Americas, the Enterprise Systems business in Asia Pacific, and the PC business in Japan. Mr. Tiernan holds a Bachelor’s Degree in Electrical Engineering from California State Polytechnic University and a Masters of Science in Computer Engineering from Santa Clara University.
     Russell J. Knittel has been Executive Vice President of our company since July 2007 and Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company since November 2001. Mr. Knittel served as Senior Vice President of our company from November 2001 until July 2007. He served as the Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 through October 2001. Mr. Knittel served as Vice President and Chief Financial Officer of Probe Technology Corporation from May 1999 to March 2000. He was a consultant from January 1999 until April 1999. Mr. Knittel was Vice President and Chief Financial Officer at Starlight Networks from November 1994 to December 1998. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.
     David B. Long has been the Vice President of World Wide Sales of our company since January 2008. Prior to joining our company, Mr. Long served as Vice President of Worldwide Sales for Consumer Products at LSI Logic Corporation where he directed the management of sales and customer support for standard and custom silicon solutions. From 2003 to 2006, he served as the Vice President of Asia Pacific Sales focused on the Consumer and Storage product segments. He was the Director of North American-West Sales for LSI Operations from 2002 to 2003. Mr. Long also managed LSI’s worldwide account with Cisco Systems from 1998 until 2002, directing an extended team of sales, engineering, marketing, operations, and customer service representatives. Mr. Long received a Bachelor’s degree in Business Administration/Marketing Management from California Polytechnic University, San Luis Obispo in 1985.

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
We currently depend on our TouchPad and TouchStyk products, and the notebook computer market, for a significant portion of our revenue, and a downturn in these products or this market could have a disproportionate impact on our revenue.
     Historically, we have derived a very substantial portion of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers. While our long-term objective is to derive revenue from multiple human interface solutions for both the notebook computer market and the markets for digital lifestyle products and other electronic devices, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent a significant portion of our revenue. The PC market as a whole has experienced a slowdown in the rate of growth. A continued or accelerated softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.
Net revenue from our human interface solutions for digital lifestyle products have been volatile in the past, and our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future.
     Net revenue from our human interface solutions for digital lifestyle products, particularly portable digital music players, have been volatile in the past. Net revenue from our human interface solutions for mobile smartphones and feature phones only recently became material. Our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future. Net revenue from our human interface solutions for digital lifestyle products were $40.6 million (which included $32.7 million for digital music and video players and $7.5 million for mobile smartphones and feature phones), or 15% of our net revenue, in fiscal 2007 and $88.3 million (which included $40.5 million for digital music and video players and $47.7 million for mobile smartphones and feature phones), or 24% of our net revenue, in fiscal 2008. Further, our interface business for digital lifestyle products faces many uncertainties, including our success in penetrating new markets dominated by a limited number of OEMs. Our inability to address these uncertainties successfully and to become a leading supplier of human interfaces for digital lifestyle products would result in a slower growth rate than we currently anticipate. We do not know whether our human interface solutions for the digital lifestyle product market will gain market acceptance or will ever result in a substantial portion of our revenue on a consistent basis. The failure to succeed in these other markets would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.
We cannot assure you that our human interface business for digital lifestyle products will be successful or that we will be able to generate significant revenue from the markets for digital lifestyle products.
     Various target markets for our interfaces, such as those for mobile smartphones and feature phones, GPS devices, smart handheld devices, and interactive games and toys, are uncertain, may develop slower than anticipated, or could utilize competing technologies. The market for certain of these products depends in part upon the development and deployment of wireless and other technologies, which may or may not address the needs of users of these new products.
     Our ability to generate significant revenue from the markets for certain digital lifestyle products will depend on various factors, including the following:
•	the development and growth of these markets;

•	the ability of our technologies and product solutions to address the needs of these markets, the requirements of OEMs, and the preferences of end users; and

•	our ability to provide OEMs with human interface solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.

     Many manufacturers of these products have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. We generally do not have a significant backlog of orders for our human interface solutions to be incorporated in products in these markets. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets to a significant extent, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.
Our historical financial performance is based primarily on net revenue generated from our human interface solutions to the notebook computer market and may not be indicative of our future performance in other markets.
     Our historical financial performance primarily reflects net revenue generated from our human interface solutions for notebook computers. While we expect sales of our human interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive an increasing portion of our revenue from sales of our product solutions for digital lifestyle products, including mobile smartphones and feature phones, portable digital music players, and other electronic devices. We have a limited operating history in these markets, especially for mobile smartphones and feature phones, upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.
     We currently anticipate that our human interface solutions for mobile smartphones and feature phones will constitute an increasing portion of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones was not material until the fourth quarter of fiscal 2008. Our success in serving the mobile smartphone market will depend upon the continued growth of that segment of the overall mobile phone market; the utilization of high-functionality interactive touch screens with easy-to-use touch button controls rather than mechanical buttons as the human interface for application access and control in those products; our ability to demonstrate to mobile smartphone OEMs, including those with which we have had no prior relationship, the advantages of our human interface solutions in terms of performance, size, durability, power consumption, and industrial design possibilities, and the success of OEMs products utilizing our human interface solutions.
Market acceptance of our customers’ existing or new products that utilize our human interface solution may decline or may not develop and, as a result, our sales may decline or may not increase.
     We do not sell any products to end users. Instead, we design various human interface solutions that our OEM customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our OEM customers’ products. We do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our human interface solutions. Instead, we depend on our customers to manufacture and distribute products incorporating our human interface solutions and to generate consumer demand through marketing and promotional activities. Even if our technologies successfully meet our customers’ price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our human interface solutions.
     Competitive advances by OEMs in the PC or digital lifestyle product markets, which do not utilize our human interface solutions broadly in their product offerings, at the expense of our other OEM customers could result in lost sales opportunities. Within the digital lifestyle product market, the mobile smartphone is becoming an increasingly important factor in our operating results. Any failure to expand our presence in this market, a significant slowdown in the use of our human interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown in this market would adversely affect our sales.
If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.
     Because our success depends on the widespread market acceptance of our customers’ products, we must continue to maintain our relationships with the leading notebook computer and portable digital music player OEMs and expand our relationships with mobile smartphone OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface technologies. Our failure to identify potential growth opportunities, particularly in the mobile smartphone market, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.
     Our ability to meet the expectations of our customers requires us to provide innovative human interface solutions for customers on a timely and cost-effective basis and to maintain customer satisfaction with our human interface solutions. We must match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our customers could reduce their purchases from us and our sales would decline or fail to develop.
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
One customer accounted for 10% of our net revenue in fiscal 2008, and the loss of revenue from this customer could harm our business, financial condition, and results of operations.
     Sales to one customer that provides contract manufacturing services to major OEMs accounted for 10% of our net revenue for the fiscal ended June 30, 2008, and two customers accounted for an aggregate of 26% of our net revenue for the fiscal ended June 30, 2007. This customer was Zhan Yun Shanghai Electronics in fiscal 2008, and the customers were Compal and Wistron in fiscal 2007. Additionally, receivables from each of S-Mac and Zhan Yun Shanghai Electronics exceeded 10% of accounts receivable and in the aggregate represented 24% of accounts receivable at June 30, 2008.
     Compal, Hon Hai, Inventec, Kang Zhun Electronics, Shanghai Yi Hsin, S-Mac, Wistron, and Zhan Yun Shanghai Electronics are some of the contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for human interface solutions from new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.
We rely on others for our production and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.
     We utilize contract manufacturers for all of our production requirements. The majority of our manufacturing is conducted in China, Taiwan, and Thailand by contract manufacturers that also perform services for numerous other companies. We do not have a guaranteed level of production capacity with any of our contract manufacturers. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our contract manufacturers or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.
We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our results of operations.
     We depend on our contract manufacturers to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Taiwan, and Thailand. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of our new products that we introduce. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.
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
     We provide human interface solutions that are incorporated by OEMs into the products they sell. OEMs make the determination during their product development programs whether to incorporate our human interface solutions or pursue other alternatives. This process requires us to make significant investments of time and resources in the design of human interface solutions well before our customers introduce their products incorporating these interfaces and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements or that our products will be replaced by competitive products or alternative technological solutions. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could cause sales to not materialize, to be deferred, or to be cancelled, which would adversely affect our operating results.
We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.
     Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the digital lifestyle products markets. Our success in the digital lifestyle product markets, including those for mobile smartphones and feature phones and portable digital music players, will require us to establish the value added by our products to OEMs that have traditionally used other solutions. All of the markets we serve are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
     We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, custom designed, feature-rich human interface solutions to lower priced alternatives would adversely affect our business.

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
     Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:
•	our success in designing and introducing new human interface solutions, including those implementing new technologies;

•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new products;

•	our ability to meet our customer’s requirements for low power consumption, ease of use, reliability, durability, and small form factor;

•	the quality of our customer services;

•	the rate at which customers incorporate our human interface solutions into their own products;

•	product or technology introductions by our competitors; and

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.
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
•	continue research and development activities on existing and potential human interface solutions,

•	hire additional engineering and other technical personnel, and

•	purchase advanced design tools and test equipment.
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
     Our future operating results will depend to a significant extent on our ability to continue to provide new human interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:
•	innovative development of new solutions for customer products,

•	utilization of advances in technology,

•	maintenance of quality standards,

•	efficient and cost-effective solutions, and

•	timely completion of the design and introduction of new human interface solutions.
     We recently introduced our OneTouch product offering to enable our customers to access our technologies to develop their own human interface designs for capacitive buttons and scrolling applications for products such as mobile smartphones and feature phones, portable digital music and video players, and notebook peripherals. OneTouch may not enable us to achieve our goal of increasing our business with existing customers or attracting new customers. In addition, OneTouch could reduce demand for our custom-designed human interface solutions.
     Our inability to enhance our existing product solutions and develop new product solutions on a timely basis could harm our operating results and impede our growth.
A technologically new human interface solution that achieves significant market share could harm our business.
     Our human interface solutions are designed to integrate touch, handwriting, and vision capabilities. New computing and communications devices could be developed that call for a different interface solution. Existing devices also could be modified to allow for a different interface solution. Our business could be harmed if our products become noncompetitive as a result of a technological breakthrough that allows a new interface solution to displace our solutions and achieve significant market acceptance.
International sales and manufacturing risks could adversely affect our operating results.
     Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by manufacturing contractors. We have sales and logistics operations in Hong Kong, and sales support operations in China, Japan, Korea, Switzerland, and Taiwan. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:
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
     Political and economic conditions abroad may adversely affect the foreign production and sale of our products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to sell human interface solutions in foreign markets and to obtain materials or equipment from foreign suppliers.
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
     We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2008, approximately 5% of our costs were denominated in non-U.S. currencies, including Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.
     If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies; accordingly, we have no foreign currency hedge contracts outstanding as of the end of our fiscal year.
A majority of our contract manufacturers are located in China, Taiwan, and Thailand increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries would disrupt our operations.
     A majority of our contract manufacturers are located in China, Taiwan, and Thailand. Events out of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries would disrupt their operations, which would impact our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is political tension between China and Taiwan that could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.
Variability of customer requirements resulting in cancellations, reductions, or delays may adversely affect our operating results.
     We must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for OEMs’ products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers may adversely affect our revenue and could require us to repurchase inventory from our contract manufacturers, which could adversely affect our costs. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have been able to obtain increased production capacity from our third-party manufacturers, we may be unable to do so at any given time to meet our customers’ demands if their demands exceed anticipated levels.
Our operating results may experience significant fluctuations that could result in a decline in the price of our stock.
     In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	order push-outs or cancellations;

•	the volume of orders relative to our ability to deliver;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of our customers’ products;

•	timing of expenses in anticipation of future orders;

•	changes in product mix;

•	availability of manufacturing and assembly services;

•	changes in cost and availability of labor and components;

•	the expanded use of high-cost, third-party components in the products we sell;

•	timely delivery of product solutions to customers;

•	pricing and availability of competitive products;

•	introduction of new technologies into the markets we serve;

•	emergence of new competitors;

•	pressures on reducing selling prices;

•	the absolute and relative levels of corporate enterprise and consumer notebook purchases;

•	our success in serving new markets; and

•	changes in economic conditions.
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
     The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our human interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned diversification and growth effectively will require us to
•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;

•	efficiently plan and expand our facilities to meet increased headcount requirements;

•	enhance our global operational, financial, and management infrastructure; and

•	expand our development and production capacity.
     In connection with the expansion and diversification of our product and customer base, we are increasing our personnel and making other expenditures to meet the increased demand we anticipate for our expanding product offerings, including offerings in the notebook computer and digital lifestyle markets. Increases in the demand for our products will require further expansion of our traditional notebook computer business as well as an increasing presence in the digital lifestyle product market, including mobile smartphones and feature phones and portable digital music and video players. To date, our sales of human interface solutions for portable digital music and video players and mobile smartphones and feature phones have varied significantly from quarter to quarter. Risks are further increased because customers do not commit to firm production schedules for more than a short time in advance. Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and results of operations could suffer.
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
     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of others. We are currently subject to an infringement claim and this claim or any future claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us. If forced to cease using such technology, there can be no assurance that we would be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business, financial condition, and results of operations.
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
     We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months or more from the date of sale. Despite testing by us and our customers, defects may be found in existing or new products. In fiscal 2001, a manufacturing error of one of our contract manufacturers was discovered. Although the error was promptly discovered without significant interruption of supply and the contract manufacturer rectified the problem at its own cost, any such manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to our customers; cause us to incur significant warranty, support, and repair costs; and divert the attention of our engineering personnel from key product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. The occurrence of these problems would likely harm our business.
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
     We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
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
Our target markets are cyclical and may result in fluctuations in our operating results.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of SFAS

123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
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
Currently our investments in auction rate securities, or ARS, are not liquid. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of our principal invested or may be required to further reduce the carrying value.
     As of June 30, 2008, we had $47.4 million invested in ARS for which the auctions have failed and our investments are not liquid. The carrying value of these investments is $37.9 million reflecting $2.5 million of temporary impairment and $7.0 million of other-than-temporary impairment. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value. This would adversely affect our financial position, results of operations, and cash flows.
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
     The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following:
•	variations in our quarterly results;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	changes in financial estimates by industry or securities analysts or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers, or our competitors;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers, and the economy as a whole;

•	hedging activities by investors holding positions in our convertible senior subordinated notes;

•	short positions held by investors; and

•	general financial market conditions or occurrences.
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
     As of August 15, 2008, all of the 33,686,446 shares (adjusted for 3-for-2 stock-split) of our common stock outstanding are eligible for resale in the public markets. Of these shares, 8,233,110 shares (adjusted for 3-for-2 stock-split) held by affiliates are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 or 701 under the Securities Act of 1933, as amended, and the balance of the shares are eligible for resale in the public markets as unrestricted shares. In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California. We plan to lease additional space in close proximity to our principal facility to support the expansion of our operations. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 16,000 square feet. We also maintain approximately 10,000 square feet of office space in Taiwan, approximately 4,600 square feet of office space in China, approximately 3500 square feet of office space in Japan, 2,500 square feet of office space in Korea, and less than 1,000 square feet of office space in Switzerland. We have satellite sales support offices in Singapore, Thailand, and Texas.
ITEM 3. LEGAL PROCEEDINGS
     In March 2006, Elantech Devices Corporation, or Elantech, filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech, claiming that Elantech has infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
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
     In March 2008, the Court, based on its infringement ruling, filed an order preliminarily enjoining us from making, using, selling, or importing into or offering to sell within the United States touchpad products containing our Type 2 firmware code with enabled multiple finger counting functionality. We do not believe any aspect of the Court’s decision will have a material effect on our business. We are not shipping any products that utilize the contested code. As a result, the preliminary injunction will have no impact on us, our business, or our customers. Although the contested code is no longer used in our products, we do not believe the contested code infringes the Elantech patent and we have appealed the Court’s infringement ruling.
     In April 2008, the Court granted our motion for partial summary judgment holding that use of the corner tap, scrolling, edge motion, and drag features of Elantech’s touchpad products infringe four of our patents. We intend to vigorously defend our patents and pursue our counterclaims.
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

	High	Low
Year ended June 30, 2007:

First quarter(1)	$17.25	$12.38
Second quarter(1)	$20.13	$14.89
Third quarter(1)	$21.39	$15.17
Fourth quarter(1)	$24.17	$16.48

Year ended June 30, 2008:

First quarter(1)	$33.46	$23.15
Second quarter(1)	$41.15	$27.06
Third quarter(1)	$29.97	$14.69
Fourth quarter(1)	$31.89	$15.74

(1)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.
     On August 15, 2008, the closing sales price of our common stock on the Nasdaq Global Select Market was $32.40 per share as adjusted for the 3-for-2 stock split.
Stockholders
     As of August 15, 2008, there were approximately 250 holders of record of our common stock.
Dividends
     We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business or purchase shares under our common stock purchase program rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.
     Our revolving line of credit also places restrictions on the payment of any dividends.

Share-Based Compensation Plan Information
     The following table sets forth information, as of June 30, 2008, with respect to our common stock that may be issued from both stockholder approved and unapproved plans upon delivery of shares for deferred stock units, exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of securities available for future issuance under our various share-based compensation plans.

	(a)			(d)
	Number of	(b)		Number of Securities
	Securities to	Number of	(c)	Remaining Available
	be Issued	Securities to	Weighted-	for Future Issuance
	Upon	be Issued	Average	Under Share-Based
	Delivery of	Upon	Exercise	Compensation Plans(2)
	Shares for	Exercise of	Price of	[Excluding Securities
	Deferred	Outstanding	Outstanding	Reflected in Columns
Plan Category	Stock Units(2)	Options(2)	Options(2)	(a) and (b)]
Share-Based Compensation Plans Approved by Stockholders	573,447	6,125,775	$17.58	4,683,689

Share-Based Compensation Plans Not Approved By Stockholders(1)	—	22,500	$2.33	56,376

Total	573,447	6,148,275	$17.52	4,740,065

(1)	Represents options granted under our 2000 nonstatutory stock option plan. The plan was adopted by our board of directors in September 2000 and provides for the grant of options to purchase up to 300,000 shares of our common stock. Unless terminated earlier by our board of directors, the plan will terminate in September 2010. The exercise price of options granted under the plan is the fair market value of our common stock on the date of grant. Generally, the shares subject to options granted under the plan vest 25% on the first anniversary of the option grant date and 1/48th in each month thereafter. The exercise price for any options granted under the plan may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or in any other form of legal consideration that may be acceptable to the board of directors or administrator in their discretion, including through a same-day sale program without any cash outlay by the optionee. The term of options granted under the plan may not exceed 10 years. Outstanding awards and the number of shares remaining available for issuance under the plan will be adjusted in the event of a stock split, stock dividend, or other similar change in our capital stock.

(2)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.
Issuer Purchases of Equity Securities
     In July 2008, our board of directors authorized an additional $80 million for our common stock purchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through June 30, 2008, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million or an average cost of $26.12 per share. Our common stock purchase program expires in July 2010.
     Purchases under common stock purchase program during the three-month period ended June 30, 2008 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
March 30, 2008 - April 26, 2008	—		8,088,100	$39,255,000
April 27, 2008 - May 24, 2008	1,000,000	$36.64	9,088,100	$2,613,000
May 25, 2008 - June 28, 2008	—	—	9,088,100	$2,613,000

Total	1,000,000	$36.64

Performance Graph
     The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2008 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 30, 2003. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.
COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index,
and The Nasdaq Computer Index
     The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2008. As our past operating results are not necessarily indicative of our future operating results the selected financial data below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	Years ended June 30,
	2004	2005	2006	2007	2008
	(in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$133,276	$208,139	$184,557	$266,787	$361,057
Cost of revenue(1)	77,244	112,090	101,704	160,913	213,606

Gross margin	56,032	96,049	82,853	105,874	147,451

Operating expenses:
Research and development(1)	21,419	24,991	35,356	39,386	50,093
Selling, general, and administrative(1)	13,571	18,423	28,019	36,247	48,126
Other operating expense (income)	—	(3,800)	—	—	—
Amortization of deferred stock compensation(2)	517	328	—	—	—
Amortization of goodwill and other acquired intangible assets	—	—	—	—	—
Restructuring	432	—	—	915	—

Total operating expenses	35,939	39,942	63,375	76,548	98,219

Operating income	20,093	56,107	19,478	29,326	49,232
Interest income, net	833	2,225	6,045	9,105	7,830
Other income or loss, net	—	—	—	—	(8,274)

Income before provision for income taxes	20,926	58,332	25,523	38,431	48,788
Provision for income taxes	7,934	20,347	11,822	11,897	17,688

Net income	$12,992	$37,985	$13,701	$26,534	$31,100

Net income per share:
Basic(3)	$0.35	$0.98	$0.37	$0.69	$0.83

Diluted(3)	$0.32	$0.86	$0.34	$0.63	$0.79

Shares used in computing net income per share:
Basic(3)	36,627	38,604	37,062	38,337	37,667

Diluted(3)	40,662	44,642	43,613	43,596	39,365

(1)	Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$20	$12	$—	$—	$—
Research and development	91	8	—	—	—
Selling, general, and administrative	406	308	—	—	—

Amortization of deferred stock compensation	$517	$328	$—	$—	$—

(2)	Upon our adoption of SFAS 123R in fiscal 2006, we ceased amortizing deferred stock compensation. Accordingly, no amortization of deferred stock compensation was recorded for the years ended June 30, 2006, 2007, and 2008.

(3)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.
     Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. For our stock options, deferred stock units, and our convertible notes subsequent to April 2007, we use the “treasury stock” method to determine the dilutive effect. Under the treasury stock method shares associated with our convertible notes will be included in the calculation of diluted net income per share only if the weighted average price of our common stock on a post split basis exceeds $33.69. We used the “if converted” method to determine the dilutive effect of our convertible notes prior to April 2007 when we made an irrevocable election to cash settle the principal upon conversion. Under the if converted method 2,038,000, 3,711,000, and 3,062,000 diluted shares were included in the calculation of diluted net income per share in fiscal 2005, 2006, and 2007, respectively.

	June 30,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$96,299	$228,921	$245,176	$265,017	$146,516
Working capital	106,624	235,240	257,788	299,921	189,851
Total assets	132,653	311,205	331,421	373,312	306,361
Long-term debt, less current portion	1,500	126,500	126,500	125,000	125,000
Treasury shares, at cost	—	21,180	39,999	72,345	237,387
Total stockholders’ equity	109,140	144,660	167,042	208,087	113,777
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
Overview
     We are a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We believe our results to date reflect the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to develop or engineer products that meet the demanding design specifications of OEMs.
     We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collectibility is reasonably assured. Our net revenue increased from $133.3 million in fiscal 2004 to $361.1 million in fiscal 2008, representing a compound annual growth rate of approximately 28%. In fiscal 2004, we derived 84% of our net revenue from the personal computer market. In fiscal 2008, revenue from the personal computer market accounted for 76% of our net revenue.
     Many of our customers have migrated their manufacturing operations from Taiwan to China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in China, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.
     Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and primarily drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. Currently, we use two third-party wafer manufacturers to supply wafers and two third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel.

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
     Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design human interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS 123R, we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock units and up to two years for our employee stock purchase plan.
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
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-

step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FIN 48. The first step is to determine when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Fiscal year ended June 30, 2008 compared with fiscal year ended June 30, 2007
Net Revenue.
(in thousands)

	Year Ended June 30,
	2007	2008	$ Change	% Change
PC applications	$226,208	$272,796	$46,588	20.6%
% of net revenue	84.8%	75.6%
Digital lifestyle product applications	40,579	88,261	47,682	117.5%
% of net revenue	15.2%	24.4%

Net revenue	$266,787	$361,057	$94,270	35.3%

     Net revenue was $361.1 million for the year ended June 30, 2008 compared with $266.8 million for the year ended June 30, 2007, an increase of $94.3 million, or 35.3%. Of our fiscal 2008 net revenue, $272.8 million, or 75.6%, of net revenue was from the personal computing market and $88.3 million, or 24.4%, of net revenue was from the digital lifestyle products markets, including $47.7 million from mobile smartphones and feature phones, of which $30.5 million was in the fourth quarter. The increase in net revenue for the year ended June 30, 2008 was attributable to a $46.6 million, or 20.6%, increase in PC applications net revenue and a $47.7 million, or 117.5%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, continuing adoption by notebook OEMs of our capacitive interface multimedia controls, and additional penetration in PC peripherals, partially offset by a decline in PC applications market share. Digital lifestyle product application net revenue growth resulted from both industry growth and higher market penetration. Based on industry estimates, notebook market growth for 2008 is anticipated to be approximately 35%, digital music player market growth for 2008 is anticipated to be approximately 6%, and mobile smartphone and feature phone market growth for 2008 is anticipated to be approximately 41%. The overall increase in net revenue was primarily attributable to a 44% increase in unit shipments, reflecting industry growth and higher market penetration in the digital lifestyle product application markets, partially offset by a lower-priced product mix, which included both our custom modules and OneTouch ASIC shipments, and general competitive pricing pressure, and a decline in PC applications market share and the combination of which resulted in an overall 6% reduction in the unit price of our product mix when compared to the prior year.
Gross Margin.

	Year Ended June 30,
	2007	2008	$ Change	% Change
Gross Margin	$105,874	$147,451	$41,577	39.3%
% of net revenue	39.7%	40.8%
     Gross margin as a percentage of net revenue was 40.8%, or $147.5 million, for the year ended June 30, 2008 compared with 39.7%, or $105.9 million, for the year ended June 30, 2007. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and OneTouch offerings, which are independent of the vertical markets that our products serve. The increase in gross margin as a percentage of net revenue primarily reflected a higher margin product design mix, in addition to lower manufacturing costs, resulting from our continuing design, process-improvement, and cost-reduction programs, partially offset by an increase in products containing generally higher third-party content and general competitive pricing pressure.

Operating Expenses.
(in thousands)

	Year Ended June 30,
	2007	2008	$ Change	% Change
Research and development expenses	$39,386	$50,093	$10,707	27.2%
% of net revenue	14.8%	13.9%
Selling, general & administrative expenses	36,247	48,126	11,879	32.8%
% of net revenue	13.6%	13.3%
Restructuring	915	—	(915)	-100.0%
% of net revenue	0.3%	0.0%

Operating expenses	$76,548	$98,219	$21,671	28.3%

% of net revenue	28.7%	27.2%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 13.9% from 14.8%, while the cost of research and development activities increased $10.7 million, or 27.2%, to $50.1 million for the year ended June 30, 2008 compared with $39.4 million for the year ended June 30, 2007. The increase in research and development expenses primarily reflected a $6.3 million increase in employee compensation and employment related costs resulting from additional staffing, increased base compensation related to our annual performance review process, increased employee benefits costs, increased share-based compensation costs, increased incentive compensation costs, and increased recruiting costs; a $2.0 million increase of project expenses, including materials and related costs; a $1.3 million increase in infrastructure and support costs; and a $1.0 million increase in consulting and outside service costs. Non-cash share-based compensation costs included in research and development expenses were $5.1 million, or 1.9% of net revenue, and $6.3 million, or 1.8% of net revenue, for fiscal 2007 and 2008, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 13.3% from 13.6%, while the cost of selling, general, and administrative activities increased $11.9 million, or 32.8%, to $48.1 million for the year ended June 30, 2008 compared with $36.2 million for the year ended June 30, 2007. The increase in selling, general, and administrative expenses primarily reflected a $5.7 million increase in employee compensation and employment related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, increased employee benefits costs, increased share-based compensation costs, increased incentive compensation costs, and increased recruiting costs; a $2.9 million increase in consulting and outside service costs; a $1.3 million increase in travel and related costs; a $937,000 increase in professional service costs; and a $686,000 increase in infrastructure and support costs. The increase in professional service costs includes legal fees primarily related to ongoing patent infringement litigation, which is more fully described in Part I – Item 3. Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $8.5 million, or 3.2% of net revenue, and $10.1 million, or 2.8% of net revenue, for fiscal 2007 and 2008, respectively.
     Restructuring Charge. For fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to better meet the needs of our Asia/Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000; a lease reserve of $287,000, net of estimated sublease income; and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring were settled and no additional payment obligation exists.
Operating Income.
(in thousands)

	Year Ended June 30,
	2007	2008	$ Change	% Change
Operating Income	$29,326	$49,232	$19,906	67.9%
% of net revenue	11.0%	13.6%

     We generated operating income of $49.2 million, or 13.6% of net revenue, for the year ended June 30, 2008 an increase of $19.9 million compared with $29.3 million, or 11.0% of net revenue, for the year ended June 30, 2007. As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to the increase in operating leverage resulting from the 35.3% increase in net revenue and a 110 basis point increase in our gross margin percentage, partially offset by a $21.7 million increase in our operating expenses.
Non-Operating Income/(Loss).
(in thousands)

	Year Ended June 30,
	2007	2008	$ Change	% Change
Interest income	$11,055	$9,652	$(1,403)	-12.7%
% of net revenue	4.1%	2.7%
Interest expense	(1,950)	(1,822)	128	-6.6%
% of net revenue	-0.7%	-0.5%
Gain on settlement of debt	—	2,689	2,689	NA
% of net revenue	0.0%	0.7%
Impairment of investment	—	(4,000)	(4,000)	NA
% of net revenue	0.0%	-1.1%
Impairment of auction rate securities investments	—	(6,963)	(6,963)	NA
% of net revenue	0.0%	-1.9%

Net non-operating income/ (loss)	$9,105	$(444)	$(9,549)	-104.9%

% of net revenue	3.4%	-0.1%
     Interest Income. Interest income was $9.7 million for the year ended June 30, 2008 compared with $11.1 million for the year ended June 30, 2007. The $1.4 million decrease in interest income resulted from a combination of lower average invested cash balances and lower average interest rates. The decrease in cash balances was primarily related to $165.0 million used for the purchase of our common stock in the open market and $7.0 million used for capital expenditures, partially offset by $75.6 million of cash flows from operations and $25.1 million of proceeds and excess tax benefit from stock option and employee stock purchase plan activity.
     Interest Expense. Interest expense was $2.0 million and $1.8 million for fiscal 2007 and 2008, respectively, and consisted primarily of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
     Gain on Settlement of Debt. In fiscal 1998, National Semiconductor Corporation, or National, loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon. In fiscal 1998, under the equity method of accounting, we recorded our share of losses incurred by Foveon and reduced the carrying value of our equity investment to zero. The note plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered the 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in fiscal 2008.
     Impairment of Investment. In fiscal 2005, we participated in an equity financing, receiving 3.9 million Series E preferred shares of Foveon for a cash investment of $4.0 million. We are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.”
     In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round, in which we did not participate. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.

     Impairment of auction rate securities investments. In fiscal 2008, based on our fair value analysis of our ARS, we determined there was an other-than-temporary impairment of the carrying value of certain of our investments in ARS, which have continued to fail to clear at auction since August 2007. Accordingly, we reduced the carrying value of these ARS investments by $7.0 million through an other-than-temporary impairment charge to income.
Provision for Income Taxes.
(in thousands)

	Year Ended June 30,
	2007	2008	$ Change	% Change
Income before provision for income taxes	$38,431	$48,788	$10,357	26.9%
Provision for income taxes	11,897	17,688	5,791	48.7%
% of income before provision for income taxes	31.0%	36.3%
% of net revenue	4.5%	4.9%
     The provision for income taxes for the year ended June 30, 2008 was approximately $17.7 million compared with $11.9 million for the year ended June 30, 2007, reflecting higher pre-tax profits offset by an increase of valuation allowance related to impairment charges on certain investments. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2007 and 2008. The effective tax rate for the year ended June 30, 2008 was approximately 36.3% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity and tax-exempt interest income, partially offset by the impact of impairment losses, foreign withholding taxes, and the accounting for share-based compensation. The effective tax rate for the year ended June 30, 2007 was approximately 31.0% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity, tax-exempt interest income, the release of contingency reserves related to statute expirations and amended return filings, and the extension of the federal research credit, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $4.1 million and $6.1 million for the year ended June 30, 2007 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the year ended June 30, 2007 and 2008 would have been 30.4% and 35.9%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Fiscal year ended June 30, 2007 compared with fiscal year ended June 30, 2006
Net Revenue.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
PC applications	$157,511	$226,208	$68,697	43.6%
% of net revenue	85.3%	84.8%
Digital lifestyle product applications	27,046	40,579	13,533	50.0%
% of net revenue	14.7%	15.2%

Net revenue	$184,557	$266,787	$82,230	44.6%

     Net revenue was $266.8 million for the year ended June 30, 2007 compared with $184.6 million for the year ended June 30, 2006, an increase of $82.2 million, or 44.6%. Of fiscal 2007 net revenue, $226.2 million, or 84.8%, of net revenue was from the personal computing market and $40.6 million, or 15.2%, of net revenue was from the digital lifestyle products markets. The increase in net revenue for the year ended June 30, 2007 was attributable to a $68.7 million, or 43.6%, increase in PC applications net revenue and a $13.5 million, or 50.0%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was primarily attributable to notebook industry growth, coupled with market share gains, additional penetration in PC peripherals, and continuing adoption by notebook OEMs of our capacitive interface multimedia controls. Digital lifestyle product application net revenue growth resulted from both industry growth and market share gains. The overall increase in net revenue was primarily attributable to an 80% increase in unit shipments, reflecting the combination of industry growth and market share gains, partially offset by a lower-priced product mix and general competitive pricing pressure.
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
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 14.8% from 19.1%, while the cost of research and development activities increased $4.0 million, or 11.4%, to $39.4 million for the year ended June 30, 2007 compared with $35.4 million for the year ended June 30, 2006. The increase in research and development expenses primarily reflected a $2.3 million increase in employee compensation and employment related costs resulting from additional staffing, increased base compensation related to our annual performance review process, increased employee benefits costs, increased variable compensation costs, and increased recruiting costs; a $948,000 increase in infrastructure and support costs; and a $944,000 increase in consulting and outside service costs, partially offset by a $1.0 million reduction of project materials and related costs. Non-cash share-based compensation costs included in research and development expenses were $5.1 million, or 1.9% of net revenue, and $4.8 million, or 2.6% of net revenue, for fiscal 2007 and 2006, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 13.6% from 15.2%, while the cost of selling, general, and administrative activities increased $8.2 million, or 29.4%, to $36.2 million for the year ended June 30, 2007 compared with $28.0 million for the year ended June 30, 2006. The increase in selling, general, and administrative expenses primarily reflected a $3.6 million increase in employee compensation and employment related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, increased employee benefits costs, increased recruiting costs, and increased variable compensation costs; a $1.8 million increase in legal fees; and a $1.3 million increase in consulting and outside service costs. The increase in legal fees was primarily related to ongoing patent infringement litigation, which is more fully described in Part I – Item 3. Legal Proceedings. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $8.5 million, or 3.2% of net revenue, and $7.7 million, or 4.2% of net revenue, for fiscal 2007 and 2006, respectively.
     Restructuring Charge. For fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to better meet the needs of our Asia/Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000; a lease reserve of $287,000, net of estimated sublease income; and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring have been settled and no additional payment obligation exists.
Operating Income.
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Operating Income	$19,478	$29,326	$9,848	50.6%
% of net revenue	10.6%	11.0%
     We generated operating income of $29.3 million, or 11.0% of net revenue, for the year ended June 30, 2007, an increase of $9.8 million compared with $19.5 million, or 10.6% of net revenue, for the year ended June 30,

2006. As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to the increase in operating leverage resulting from the 44.6% increase in net revenue, partially offset by a 5.2 point decline in our gross margin percentage and a $13.2 million increase in our operating expenses, which included a $915,000 restructuring charge associated with the closure of our European development center.
Interest Income/(Expense).
(in thousands)

	Year Ended June 30,
	2006	2007	$ Change	% Change
Interest income	$7,984	$11,055	$3,071	38.5%
% of net revenue	4.3%	4.1%
Interest expense	(1,939)	(1,950)	(11)	0.6%
% of net revenue	-1.1%	-0.7%

Net interest income	$6,045	$9,105	$3,060	50.6%

% of net revenue	3.3%	3.4%
     Interest Income. Interest income was $11.1 million for the year ended June 30, 2007 compared with $8.0 million for the year ended June 30, 2006. The $3.1 million increase in interest income resulted from a combination of higher average interest rates and higher average invested cash balances. The increase in cash balances was primarily related to $26.3 million of cash flows from operations and $31.4 million of proceeds and excess tax benefit from stock option and employee stock purchase plan activity, partially offset by $32.3 million used for the purchase of our common stock in the open market and $5.8 million used for capital expenditures.
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
     The provision for income taxes for the year ended June 30, 2007 was approximately $11.9 million compared with $11.8 million for the year ended June 30, 2006, reflecting significantly higher pre-tax profits, offset by a significantly lower effective tax. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2006 and 2007. The effective tax rate for the year ended June 30, 2007 was approximately 31.0% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity, tax-exempt interest income, the release of contingency reserves related to statute expirations and amended return filings, and the extension of the federal research credit, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for the year ended June 30, 2006 was approximately 46.3% and diverged from the combined federal and state statutory rate primarily as a result of the impact of accounting for share-based compensation and foreign withholding taxes, partially offset by the impact of the release of contingency reserves, tax-exempt interest income, and the benefit of research and development tax credits.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $2.9 million and $4.1 million for the year ended June 30, 2006 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the year ended June 30, 2006 and 2007 would have been 38.1% and 30.4%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.

Quarterly Results of Operations
     The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2008. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.
(in thousands)
(unaudited)

	Three Months Ended
	September	December	March	June	September	December	March	June
	2006	2006	2007	2007	2007	2007	2008	2008
Net revenue	$54,815	$76,087	$64,309	$71,576	$86,692	$98,650	$78,861	$96,854
Cost of revenue	32,420	45,696	39,162	43,635	51,228	57,605	46,688	58,085

Gross margin	22,395	30,391	25,147	27,941	35,464	41,045	32,173	38,769

Operating expenses:
Research and development	9,188	9,958	9,485	10,755	10,402	11,693	13,560	14,438
Selling, general, and administrative	7,801	8,927	9,339	10,180	10,750	11,415	12,181	13,780
Restructuring	—	915	—	—	—	—	—	—

Total operating expenses	16,989	19,800	18,824	20,935	21,152	23,108	25,741	28,218

Operating income	5,406	10,591	6,323	7,006	14,312	17,937	6,432	10,551
Interest income	2,539	2,978	2,713	2,825	2,995	3,013	2,293	1,351
Interest expense	(487)	(488)	(488)	(487)	(475)	(449)	(449)	(449)
Gain on settlement of debt	—	—	—	—	2,689	—	—	—
Impairment of investment	—	—	—	—	(4,000)	—	—	—
Impairment of auction rate securities investments(1)	—	—	—	—	—	—	(2,237)	(4,726)

Income before income taxes	7,458	13,081	8,548	9,344	15,521	20,501	6,039	6,727
Provision for income taxes	3,331	3,740	2,913	1,913	4,259	6,305	3,031	4,093

Net income	$4,127	$9,341	$5,635	$7,431	$11,262	$14,196	$3,008	$2,634

Net income per share:

Basic(2)	$0.11	$0.24	$0.15	$0.19	$0.29	$0.35	$0.08	$0.08

Diluted(2)	$0.10	$0.22	$0.13	$0.18	$0.27	$0.33	$0.08	$0.07

Shares used in computing net income per share:

Basic(2)	37,701	38,352	38,735	38,565	39,315	40,241	37,140	33,969

Diluted(2)	43,880	44,538	44,388	41,517	41,537	42,480	37,953	35,240

(1)	In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of certain of our investments in ARS, which have continued to fail to clear at auction since August 2007. Accordingly, we reduced the carrying value of these ARS investments by $2.2 million and $4.7 million through an other-than-temporary impairment charge to income in our quarters ended March 31, 2008 and June 30, 2008, respectively.

(2)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $146.5 million as of June 30, 2008 compared with $265.0 million as of June 30, 2007. The decrease was primarily related to $165.0 million used for the purchase of our common stock in the open market; $37.9 million of auction rate securities, net of $9.5 million of impairment, reclassified to non-current; and $7.0 million used for capital expenditures, partially offset by $76.4 million of cash flows from operations and $24.8 million of proceeds from stock option exercises and employee stock purchase plan activity.
     Cash Flows from Operating Activities. For the year ended June 30, 2008, the net cash provided by operating activities of $76.4 million was primarily attributable to net income of $31.1 million plus adjustments for non-cash charges, including share-based compensation costs of $17.5 million and impairment of investment, impairment of auction rate securities investments, depreciation, impairment of software costs, deferred taxes, and amortization of debt issuance costs aggregating $16.4 million, a net decrease in operating assets and liabilities of $14.0 million, partially offset by a non-cash benefit of $2.7 million on the settlement of debt. The net decrease in operating assets and liabilities related primarily to a $17.4 million changes in income taxes, which included the receipt of a $10.3 million refund. For the year ended June 30, 2007, the net cash provided by operating activities of $26.3 million was primarily attributable to net income of $26.5 million plus the tax benefit from stock options of $10.8 million and adjustments for non-cash charges, including share-based compensation costs of $14.3 million and depreciation, impairment, deferred taxes, and amortization of debt issuance costs totaling $3.2 million, partially offset by a net increase in operating assets and liabilities of $18.7 million and excess tax benefit from share-based compensation of $9.9 million. The net increase in operating assets and liabilities related primarily to an increase in accounts receivable of $22.7 million, which was a direct result of our significant increase in net revenue. For the year ended June 30, 2006, the net cash provided by operating activities of $24.8 million was primarily attributable to net income of $13.7 million, plus tax benefit from stock options of $6.2 million, and adjustments for non-cash charges, including share-based compensation costs of $13.2 million and depreciation, deferred taxes, and amortization of debt issuance costs totaling $4.0 million, partially offset by a net increase in operating assets and liabilities of $7.1 million and excess tax benefit from share-based compensation of $5.2 million. The net increase in operating assets and liabilities related primarily to a reduction of income taxes payable of $6.8 million.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment, Investing activities for fiscal 2008 generated net cash of $114.7 million compared with $18.1 million and $53.2 million of net cash used in investing activities for fiscal 2007 and 2006, respectively. Net cash provided by investing activities for fiscal 2008 consisted of proceeds from sales and maturities of $294.3 million for short-term investments, partially offset by purchases of $172.5 million for short-term investments and $7.1 million for purchases of capital assets. Net cash used in investing activities for fiscal 2007 consisted of purchases of $280.9 million for short-term investments and $5.8 million for purchases of capital assets, partially offset by proceeds from sales and maturities of $268.6 million for short-term investments. Net cash used in investing activities for fiscal 2006 consisted of purchases of $250.9 million for short-term investments and $3.1 million for purchases of capital assets, partially offset by proceeds from sales and maturities of $200.8 million for short-term investments.
     Cash Flows from Financing Activities. Net cash used in financing activities for the years ended June 30, 2006, 2007, and 2008 was $5.1 million, $1.0 million, and $140.7 million, respectively. Our financing activities for fiscal 2008 primarily related to $165.0 million for the purchase of our common stock in the open market, partially offset by $24.8 million of proceeds from common stock issued under our share-based compensation plans and $289,000 of excess tax benefit from share-based compensation, partially offset by $746,000 used for the payment of payroll taxes for deferred stock units. Our financing activities for the year ended June 30, 2007 primarily related to $32.3 million for the purchase of our common stock in the open market, partially offset by $21.5 million of proceeds from common stock issued under share-based compensation plans and $9.9 million from excess tax benefit from share-based compensation. Our financing activities for the year ended June 30, 2006 primarily related to $18.8 million for the purchase of our common stock in the open market, partially offset by $8.5 million of proceeds from common stock issued under share-based compensation plans and $5.2 million from excess tax benefit from share-based compensation.
     Common Stock Purchase Program. In July 2008, our board of directors authorized an additional $80 million for our common stock purchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through June 30, 2008, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million or an average cost of $26.12 per share under our authorized common stock purchase programs. As of July 2008, we had $82.6 million remaining under our common stock purchase program, which expires in July 2010.
     Bank Credit Facility. We currently maintain a $20.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on March 1, 2009, has an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of June 30, 2008.

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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of June 30, 2008, none of the conditions for conversion of the Notes had occurred.
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
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock purchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

     Our non-current investments include $47.4 million original cost basis of ARS that have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.
     In 2008, we have reduced the carrying value of these investments by $9.5 million, of which $7.0 million was accounted for as other-than-temporary impairment with a corresponding charge to income, and $2.5 million was accounted for as temporary impairment through other comprehensive income or loss. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2008 (in millions):

	Payments due by period
Contractual		Less than	1-3	3-5	More than
Obligations	Total	1 year	Years	Years	5 Years
Convertible Senior Subordinated Notes(1)(2)	$141	$1	$2	$2	$136
Building leases	2	1	1	—	—

Total	$143	$2	$3	$2	$136

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $123 million and no amounts would be due in more than three years.
     As of June 30, 2008, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits.
Off-Balance Sheet Arrangements
     We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective beginning in our first quarter of fiscal 2009. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is expected to be deferred to our first quarter of fiscal 2010. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt instrument is 0.75% and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we anticipate the non-cash pre-tax annual impact to our results of operations from the adoption of FSP APB 14-1 to be approximately $8.0 million to $10.0 million. FSP APB 14-1 is effective beginning in our first quarter of fiscal 2010 and will be applied retrospectively.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, of the adoption of FAS 162 on our financial position, results of operations, and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and short-term investments. Our current investment portfolio consists primarily of government-backed securities and investment-grade instruments and we would not expect the fair value of our investments to be significantly affected by changes in market interest rates; however, our interest income will fluctuate with changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
     The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash equivalents, investments and debt obligations as of June 30, 2008 (in thousands, except for average interest rates):

								Fair
Fiscal Year Ended June 30,	2009	2010	2011	2012	2013	Thereafter	Total	Value
Assets
Cash equivalents — variable rate
Money market	$70,756	$—	$—	$—	$—	$—	$70,756	$70,756
Average interest rate	2.16%	—	—	—	—	—	2.16%
Cash equivalents — fixed rate
Commercial Paper	$19,355	$—	$—	$—	$—	$—	$19,355	$19,355
Average interest rate	2.19%	—	—	—	—	—	2.19%
U.S. treasury	$2,998	$—	$—	$—	$—	$—	$2,998	$2,997
Average interest rate	1.17%	—	—	—	—	—	1.17%
Total cash equivalents	$93,109	$—	$—	$—	$—	$—	$93,109	$93,108
Average interest rate	2.13%	—	—	—	—	—	2.13%
Short-term investments — fixed rate
Commercial paper	$8,964	$—	$—	$—	$—	$—	$8,964	$8,964
Average interest rate	2.89%	—	—	—	—	—	2.89%
Municipal securities	$31,492	$9,709	$—	$—	$—	$—	$41,201	$41,334
Average interest rate	3.36%	3.20%	—	—	—	—	3.32%
Total short-term investments	$40,456	$9,709	$—	$—	$—	$—	$50,165	$50,298
Average interest rate	3.25%	3.20%	—	—	—	—	3.24%
Non-current investments	$40,412	$—	$—	$—	$—	$—	$40,412	$37,946
Average interest rate	3.05%	—	—	—	—	—	3.05%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$125,000	$125,000	$128,600
Average interest rate	—	—	—	—	—	0.75%	0.75%
     Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. Accordingly, we are not exposed to changes in interest rates related to our long-term debt instruments. The notes are not listed on any securities exchange or included in any automated quotation system. The fair value of the notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates, and fluctuations in general economic conditions. The principal and carrying amount of the notes at June 30, 2008 was $125 million and the fair value of the notes was approximately $128.6 million based on trading prices.
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
     Our non-current investments include $47.4 million original cost basis of ARS which have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of June 30, 2008 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. In fiscal 2008, we reduced the carrying value of these investments by $9.5 million, of which $7.0 million was accounted for as other-than-temporary impairment with a corresponding charge to income and $2.5 million was accounted for as temporary impairment through other comprehensive income or loss.
     Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
     There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and short-term investment portfolio and debt obligations subsequent to June 30, 2008.
Foreign currency exchange risk
     All of our revenue and approximately 95% of our consolidated costs are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.
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
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2008, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

Management’s Report on Internal Control Over Financial Reporting
     We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008. The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)

3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2		Amended and Restated Bylaws (3)

3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)

4		Form of Common Stock Certificate (5)

4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4	(c)	Amendment No. 1 to Rights Agreement (6)

4.1		Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (4)

4.2		Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.1		1986 Incentive Stock Option Plan and form of grant agreement (7)

10.2		1986 Supplemental Stock Option Plan and form of grant agreement (7)

10.3	(a)	1996 Stock Option Plan (7)

10.3	(b)	Form of grant agreements for 1996 Stock Option Plan (5)

10.4		2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (7)

10.5		2000 Nonstatutory Stock Option Plan and form of grant agreement (7)

10.6	(a)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (8)

10.6	(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (9)

10.6	(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (10)

10.7	(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (8)

10.7	(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (5)

10.8		401(k) Profit Sharing Plan (7)

10.12		Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (7)

10.13		Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (7)

10.14		Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (7)

10.15		Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (7)

10.16		Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (11)

Exhibit
Number	Exhibit

10.17	Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Keith B. Geeslin, and Richard L. Sanquini; as of April 23, 2002 with W. Ronald Van Dell; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006; with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; and as of October 23, 2007 with James L. Whims. (1)

10.18	Severance Policy for Principal Executive Officers (12)

10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (12)

10.20	Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (12)

10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (13) *

10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (14)

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2007.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008

(7)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(8)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(12)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 12, 2003.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date August 27, 2008	By:	/s/ Francis F. Lee
Francis F. Lee
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis F. Lee Francis F. Lee	Chief Executive Officer, and Director (Principal Executive Officer)	August 27, 2008
/s/ Thomas J. Tiernan Thomas J. Tiernan	President, Chief Operating Officer, and Director	August 27, 2008
/s/ Russell J. Knittel Russell J. Knittel	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 27, 2008
/s/ Federico Faggin Federico Faggin	Chairman of the Board	August 27, 2008
/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	August 27, 2008
/s/ Nelson C. Chan Nelson C. Chan	Director	August 27, 2008
/s/ Keith B. Geeslin Keith B. Geeslin	Director	August 27, 2008
/s/ Richard L. Sanquini Richard L. Sanquini	Director	August 27, 2008
/s/ W. Ronald Van Dell W. Ronald Van Dell	Director	August 27, 2008
/s/ James L. Whims James L. Whims	Director	August 27, 2008

INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 30, 2007 and June 28, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended June 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 30, 2007 and June 28, 2008, and the results of their operations and their cash flows for each of the years in the three year period ended June 28, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, at the beginning of fiscal 2008.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synaptics Incorporated’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
August 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited Synaptics Incorporated’s (the Company) internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synaptics Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synaptics Incorporated and subsidiaries as of June 30, 2007 and June 28, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 28, 2008, and our report dated August 27, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
August 27, 2008

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	June 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$45,915	$96,218
Short-term investments	219,102	50,298
Accounts receivable, net of allowances of $419 and $539 at June 30, 2007 and 2008, respectively	56,721	69,362
Inventories	12,034	21,065
Prepaid expenses and other current assets	4,245	3,417

Total current assets	338,017	240,360
Property and equipment, net	19,400	22,459
Goodwill	1,927	1,927
Non-current investments	—	37,946
Other assets	13,968	3,669

	$373,312	$306,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,552	$27,784
Accrued compensation	5,372	6,510
Income taxes payable	3,400	7,095
Other accrued liabilities	6,272	9,120
Note payable	1,500	—

Total current liabilities	38,096	50,509

Other liabilities	2,129	17,075
Convertible senior subordinated notes	125,000	125,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 60,000,000 shares authorized; 42,705,939 and 42,500,535 shares issued; and 39,117,839 and 33,412,435 shares outstanding; at June 30, 2007 and 2008, respectively(1)	43	43
Additional paid-in capital	180,733	222,543
Less: 3,588,100 and 9,088,100 common treasury shares at June 30, 2007 and 2008, respectively, at cost(2)	(72,345)	(237,387)
Accumulated other comprehensive loss	(139)	(2,317)
Retained earnings	99,795	130,895

Total stockholders’ equity	208,087	113,777

	$373,312	$306,361

(1)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.

(2)	The stock dividend will not be paid on treasury shares; accordingly, the post-split quantity of common treasury shares for each period presented is unchanged from the pre-split quantity.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended June 30,
	2006	2007	2008
Net revenue	$184,557	$266,787	$361,057
Cost of revenue(1)	101,704	160,913	213,606

Gross margin	82,853	105,874	147,451

Operating expenses:
Research and development(1)	35,356	39,386	50,093
Selling, general, and administrative(1)	28,019	36,247	48,126
Restructuring	—	915	—

Total operating expenses	63,375	76,548	98,219

Operating income	19,478	29,326	49,232
Interest income	7,984	11,055	9,652
Interest expense	(1,939)	(1,950)	(1,822)
Gain on settlement of debt	—	—	2,689
Impairment of investment	—	—	(4,000)
Impairment of auction rate securities investments	—	—	(6,963)

Income before provision for income taxes	25,523	38,431	48,788
Provision for income taxes	11,822	11,897	17,688

Net income	$13,701	$26,534	$31,100

Net income per share:
Basic(2)	$0.37	$0.69	$0.83

Diluted(2)	$0.34	$0.63	$0.79

Shares used in computing net income per share :
Basic(2)	37,062	38,337	37,667

Diluted(2)	43,613	43,597	39,365

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$682	$750	$1,102
Research and development	$4,799	$5,091	$6,321
Selling, general, and administrative	$7,719	$8,453	$10,080

(2)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME
(in thousands, except for share amounts)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock Issued		Paid-in	Treasury	Stock	Comprehensive	Retained	Stockholders’
	Shares(1)	Amount(1)	Capital(1)	Stock	Compensation	Income/(Loss)	Earnings	Equity
Balance at June 30, 2005	39,059,670	$39	$106,673	$(21,180)	$(303)	$(129)	$59,560	$144,660
Components of comprehensive income:
Net income	—	—	—	—	—	—	13,701	13,701
Net unrealized loss on available-for-sale investments	—	—	—	—	—	(335)	—	(335)

Total comprehensive income								13,366

Issuance of common stock from option exercises and stock purchase plan	1,564,017	2	8,475	—	—	—	—	8,477
Purchase of treasury stock	—	—	—	(18,819)	—	—	—	(18,819)
Adjustment for non-issuance of stock dividend on treasury shares(2)	(583,550)	(1)	1	—	—	—	—	—
Amortization of deferred stock compensation, net of reversals	—	—	(303)		303	—	—	—
Tax benefit associated with stock options	—	—	6,158	—	—	—	—	6,158
Share-based compensation	—	—	13,200	—	—	—	—	13,200

Balance at June 30, 2006	40,040,137	40	134,204	(39,999)	—	(464)	73,261	167,042
Components of comprehensive income:
Net income	—	—	—	—	—	—	26,534	26,534
Net unrealized gain on available-for-sale investments	—	—	—	—	—	325	—	325

Total comprehensive income								26,859

Issuance of common stock from option exercises and stock purchase plan	3,306,801	3	21,395	—	—	—	—	21,398
Purchase of treasury stock	—	—	—	(32,346)	—	—	—	(32,346)
Adjustment for non-issuance of stock dividend on treasury shares(2)	(640,999)	—	—	—	—	—	—	—
Tax benefit associated with stock options	—	—	10,840	—	—	—	—	10,840
Share-based compensation	—	—	14,294	—	—	—	—	14,294

Balance at June 30, 2007	42,705,939	43	180,733	(72,345)	—	(139)	99,795	208,087
Components of comprehensive income:
Net income	—	—	—	—	—	—	31,100	31,100
Net unrealized loss on available-for-sale investments	—	—	—	—	—	(2,178)	—	(2,178)

Total comprehensive income								28,922

Issuance of common stock from option exercises and stock purchase plan	2,544,596	3	24,761	—	—	—	—	24,764
Payroll taxes for deferred stock units	—	—	(746)	—	—	—	—	(746)
Purchase of treasury stock	—	—	—	(165,042)	—	—	—	(165,042)
Adjustment for non-issuance of stock dividend on treasury shares(2)	(2,750,000)	(3)	3	—	—	—	—	—
Tax benefit associated with stock options	—	—	289	—	—	—	—	289
Share-based compensation	—	—	17,503	—	—	—	—	17,503

Balance at June 30, 2008	42,500,535	$43	$222,543	$(237,387)	$—	$(2,317)	$130,895	$113,777

(1)	Reflects the retroactive effect of the 3-for-2 stock split to be effected as a stock dividend to each stockholder of record on August 15, 2008 and payable on August 29, 2008.

(2)	The stock dividend will not be paid on treasury shares; accordingly, the impact of not issuing the stock dividend on treasury shares is reflected above as adjustment for non-issuance of stock dividend on treasury shares.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2006	2007	2008
Cash flows from operating activities
Net income	$13,701	$26,534	$31,100
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	13,200	14,294	17,503
Depreciation and amortization	1,649	2,348	3,797
Impairment of property and equipment	—	102	210
Amortization of debt issuance costs	860	860	860
Tax benefit realized from stock options	6,158	10,840	289
Excess tax benefit from share-based compensation	(5,223)	(9,878)	(289)
Deferred taxes	1,504	(115)	597
Settlement of debt	—	—	(2,689)
Impairment of investment	—	—	4,000
Impairment of ARS investments	—	—	6,963
Changes in operating assets and liabilities:
Accounts receivable	(244)	(22,687)	(12,641)
Inventories	(2,279)	(2,024)	(9,031)
Prepaid expenses and other current assets	(507)	(808)	577
Other assets	(794)	6,161	6,377
Accounts payable	4,152	5,010	6,232
Accrued compensation	(796)	446	1,138
Income taxes	(6,789)	(4,678)	17,428
Other accrued liabilities	24	895	4,037
Other liabilities	165	(986)	(71)

Net cash provided by operating activities	24,781	26,314	76,387

Cash flows from investing activities
Purchases of short-term investments	(250,936)	(280,894)	(172,547)
Proceeds from sales and maturities of short-term investments	200,838	268,569	294,264
Purchases of property and equipment	(3,072)	(5,812)	(7,066)

Net cash provided by (used in) investing activities	(53,170)	(18,137)	114,651

Cash flows from financing activities
Purchase of treasury stock	(18,819)	(32,346)	(165,042)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	8,477	21,482	24,764
Payroll taxes for deferred stock units	—	—	(746)
Excess tax benefit from share-based compensation	5,223	9,878	289

Net cash used in financing activities	(5,119)	(986)	(140,735)

Increase (decrease) in cash and cash equivalents	(33,508)	7,191	50,303
Cash and cash equivalents at beginning of year	72,232	38,724	45,915

Cash and cash equivalents at end of year	$38,724	$45,915	$96,218

Supplemental disclosures of cash flow information
Cash paid for interest	$938	$938	$938

Cash paid for taxes	$11,494	$8,920	$2,679

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
     We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market and the market for digital lifestyle products, including mobile smartphones and feature phones, portable digital music and video players, and other select electronic device markets with our customized human interface solutions. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones and portable digital music players.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal periods presented in this report were 52-week periods for the year ended June 24, 2006 and June 28, 2008, and a 53-week period for the year ended June 30, 2007. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30, 2006, 2007, and 2008.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend will be effective for stockholders of record after the close of market on August 15, 2008 and will be payable after the close of market on August 29, 2008. All share and per-share amounts contained herein have been retroactively adjusted to reflect the stock split.
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
Cash Equivalents and Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such securities are reported at fair value, with unrealized gains and losses, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. A decline in the market value of a security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.

     The following is a summary of investments in available-for-sale securities and cash equivalents (in thousands):

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$37,785	$—	$—	$37,785
Commercial paper	3,417	—	—	3,417
Auction rate preferred	27,000	—	—	27,000
U.S. agencies	16,998	—	22	16,976
Asset backed securities	31,500	—	—	31,500
Corporate bonds	3,501	—	—	3,501
Municipal securities	143,743	—	117	143,626

Total available-for-sale securities	$263,944	$—	$139	$263,805

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market	$70,756	$—	$—	$70,756
Commercial paper	28,319	—	—	28,319
U.S. agencies	2,998	—	1	2,997
Municipal securities	41,201	133	—	41,334
Auction rate securities	40,412	—	2,466	37,946

Total available-for-sale securities	$183,686	$133	$2,467	$181,352

     The following is a summary of weighted average interest rates, amortized costs, and estimated fair values of short-term available-for-sale securities and cash equivalents by contractual maturity (in thousands):

	June 30, 2007			June 30, 2008
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value
Less than one year	4.4%	$242,846	$242,767	2.5%	$133,565	$133,682
Due in 1 - 2 years	4.1%	21,098	21,038	3.1%	9,709	9,724

Total		$263,944	$263,805		$143,274	$143,406

     As of June 30, 2008, we had investments in auction rate securities with a fair value of $37.9 million classified as non-current investments on our balance sheet. The interest rate on our auction rate securities generally resets every 28 days in connection with the scheduled auction date and the contractual maturities for our auction rate securities are generally greater than nine years. In fiscal 2008, we reduced the carrying value of our auction rate security investments by $9.5 million, of which $7.0 million was accounted for as other-than-temporary impairment with a corresponding charge to income and $2.5 million was accounted for as temporary impairment through other comprehensive income or loss.

Fair Values of Financial Instruments
     The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. The fair value of short-term investments is based on current trading values and the fair value of our auction rate securities is based on discounted cash flow model. The fair value of our convertible senior subordinated notes is based on trading values as of the end of our fiscal year.
Concentration of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. Included within our investment portfolio are investments in auction rate securities (“ARS”), which met our investment guidelines at the time of our investment. Our ARS investments are currently not liquid as a result of continued auction failures. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of our principal invested or may be required to further reduce the carrying value.
     We sell our products primarily to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2007 and 2008, the following customers accounted for more than 10% of our accounts receivable balance:

	2007	2008
Customer A	12%	12%
Customer B	*	12%
Customer C	17%	*

*	Less than 10%
Other Concentrations
     Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single -sourced components.
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
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectibility of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required. The following table presents our allowances for doubtful accounts (in thousands):

	2007	2008
Beginning allowance for doubtful accounts	$189	$419
Additions charged to expense	230	120
Adjustments to reserve	—	—

Ending allowance for doubtful accounts	$419	$539

Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value), and at June 30, 2007 and 2008 consisted of the following (in thousands):

	2007	2008
Raw materials	$10,187	$16,336
Finished goods	1,847	4,729

	$12,034	$21,065

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
Property and Equipment
     We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful life of three to five years to our computer equipment and software; estimated useful lives ranging from one to five years to our manufacturing equipment; an estimated useful life of three to five years to our furniture and fixtures; and an estimated useful life of 35 years to our building. We amortize leasehold improvements and assets recorded under capital leases over the shorter of the lease term or the useful life of the asset. For the years ended June 30, 2007 and 2008, we retired fully depreciated equipment and furniture with an original cost of $759,000 and $84,000, respectively.
Foreign Currency Translation
     The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of translation. We translate revenue and expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation losses included in operating results for the years ended June 30, 2006, 2007, and 2008 totaled $37,000, $63,000, and $73,000, respectively. To date, we have not undertaken hedging transactions related to foreign currency exposure.
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
Share-Based Compensation Costs
     We adopted SFAS 123R, “Share-Based Payment,” on a modified prospective basis beginning with fiscal 2006 and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS 123R, we estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
     Changes in our warranty liability (included in other accrued liabilities) for the years ended June 30, 2007 and 2008 were as follows (in thousands):

	2007	2008
Beginning accrued warranty	$357	$325
Provision for product warranties	550	571
Cost of warranty claims and settlements	(582)	(506)

Ending accrued warranty	$325	$390

Advertising Expense
     We expense all advertising costs as incurred. Advertising costs were not material to any of the periods presented.
Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our investments primarily due to reductions in market value of certain of our auction rate securities and interest rate fluctuations on our fixed interest rate investments. We recognize remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.
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
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FIN 48. The first step is to determine when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of our convertible notes, no common stock will be issued to settle the principal and cash or common stock may be used to settle the value in excess of the principal. Our election to cash settle the principal of the convertible notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with our share-based compensation plans under the treasury stock method, (2) through April 2007 using the weighted average number of shares issuable in connection with our convertible debt under the if-converted method, and (3) from April 2007 using the weighted average number of potentially dilutive shares issuable in connection with our convertible debt under the treasury stock method, when dilutive.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt instrument is 0.75% and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we anticipate the non-cash pre-tax annual impact to our results of operations from the adoption of FSP APB 14-1 to be approximately $8.0 million to $10.0 million. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, of the adoption of FAS 162 on our financial position, results of operations, and cash flows.
2. Gain from Settlement of Debt and Impairment of Investment
Gain from Settlement of Debt
     In fiscal 1998, we entered into agreements with National Semiconductor Corporation (“National”) with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc. and referred to herein as Foveon), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a non-recourse 6% interest bearing note, which we utilized to purchase 900,000 Series A preferred shares of Foveon, which increased our ownership interest in Foveon to 43%.
     In fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of our equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of our investment. The $1.5 million note to National plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered our 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in fiscal 2008.
Impairment of Investment
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred stock for a cash investment of $4.0 million. Our CEO and a member of our board of directors are directors of Foveon. The Series E preferred shares are convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares are also entitled to a liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred stock investment in Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.”
     In fiscal 2007, Foveon completed a Series F preferred financing receiving net proceeds of $13.8 million. The Series F preferred shareholders are entitled to a liquidation preference over the earlier non-Series F preferred shares and common shares.
     In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Assuming book value equals fair value of certain of Foveon’s assets such as cash, accounts receivable, and accounts payable and no value for other tangible and intangible assets, a hypothetical liquidation of Foveon at September 30, 2007 would benefit only Series F preferred shareholders. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.
3. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2006	2007	2008
Numerator:
Basic net income	$13,701	$26,534	$31,100
Interest expense and amortization of debt issuance costs on convertible notes, net of tax	1,064	878	—

Diluted net income	$14,765	$27,412	$31,100

Denominator:
Shares, basic	37,062	38,337	37,667
Effect of dilutive share-based awards	2,840	2,198	1,698
Effect of convertible notes	3,711	3,062	—

Shares, diluted	43,613	43,597	39,365

Net income per share:
Basic	$0.37	$0.69	$0.83

Diluted	$0.34	$0.63	$0.79

     Diluted net income per share does not include the effect of the following share-based awards (in thousands):

	2006	2007	2008
Share-based awards	3,204	3,359	1,508

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
     Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. For our stock options, deferred stock units, and our convertible notes subsequent to April 2007, we use the “treasury stock” method to determine the dilutive effect. Under the treasury stock method, shares associated with our convertible notes will be included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69. We used the “if converted” method to determine the dilutive effect of our convertible notes prior to April 2007 when we made an irrevocable election to cash settle the principal upon conversion. Under the if converted method 3.7 million and 3.1 million diluted shares were included in the calculation of diluted net income per share in fiscal 2006 and 2007, respectively.
4. Auction Rate Securities
     Our non-current investments include $47.4 million original cost basis of auction rate securities, or ARS, that have failed to settle in auctions. These failures generally resulted in the interest rates resetting from the London Interbank Offered Rate (LIBOR) plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of June 30, 2008 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. In fiscal 2008, we have reduced the carrying value of these investments by $9.5 million, of which $7.0 million was accounted for as other-than-temporary impairment with a corresponding charge to income and $2.5 million was accounted for as temporary impairment through other comprehensive income or loss.
     As of June 30, 2008, none of our ARS investments were in default and all of our ARS investments continue to pay interest. The following table sets forth the various types of failed ARS investments we hold, including the original cost basis, type of impairment, the new cost basis, the fair value (in thousands).

	Original	Other-than-	New
	Cost	temporary	Cost	Temporary	Fair
	Basis	Impairment	Basis	Impairment	Value
Student loans	$13,000	$—	13,000	$$706	$12,294
Closed end muni and corporate funds	13,875	—	13,875	1,233	12,642
Credit linked notes	13,500	4,726	8,774	—	8,774
Contingent capital notes	5,000	2,237	2,763	330	2,433
Muni	2,000	—	2,000	197	1,803

Total ARS	$47,375	$6,963	$40,412	$2,466	$37,946

     At the present time, the primary issue affecting all of our ARS investments is that of liquidity. We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we believe we have the ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly.
5. Property and Equipment
     As of June 30, 2007 and 2008, property and equipment consisted of the following (in thousands):

	Life	2007	2008
Land		$2,500	$2,500
Building and improvements	35 years	10,306	10,821
Equipment and tooling	1 year to 5 years	9,567	13,314
Furniture	3 years to 5 years	972	1,082
Capitalized software	3 years to 5 years	4,401	6,835

		27,746	34,552
Accumulated depreciation and amortization		(8,346)	(12,093)

Property and equipment, net		$19,400	$22,459

6. Other Assets
     As of June 30, 2007 and 2008, other assets consisted of the following (in thousands):

	Note	2007	2008
Non-current deferred tax	12	$160	$1,098
Investment in Foveon, Inc	2	4,000	—
Non-current prepaid tax	12	7,051	—
Debt issuance costs, net	8	2,097	1,237
Deposits and other long-term assets		660	1,334

Other Assets		$13,968	$3,669

7. Leases and Other Commitments and Contingencies
Leases
     We lease our Shanghai, Beijing, and Korea facilities under operating leases that expire in fiscal 2009, and our Hong Kong and Taiwan facilities under operating leases that expire in fiscal 2010. Total rent expense, recognized on a straight-line basis, was approximately $786,000, $1.0 million, and $1.0 million for the years ended June 30, 2006, 2007, and 2008, respectively.
     The aggregate future minimum rental commitments as of June 30, 2008 for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Operating
Lease
Fiscal Year	Payments
2009	$1,088
2010	701

Total minimum operating lease payments	$1,789

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
Line of Credit
     We currently maintain a $20 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on March 1, 2009, has an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of June 30, 2008.
Legal Proceedings
     In March 2006, Elantech Devices Corporation, or Elantech, filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech, claiming that Elantech has infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
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
     In March 2008, the Court, based on its infringement ruling, filed an order preliminarily enjoining us from making, using, selling, or importing into or offering to sell within the United States touchpad products containing our Type 2 firmware code with enabled multiple finger counting functionality. We do not believe any aspect of the Court’s decision will have a material effect on our business. We are not shipping any products that utilize the contested code. As a result, the preliminary injunction will have no impact on us, our business, or our customers. Although the contested code is no longer used in our products, we do not believe the contested code infringes the Elantech patent and we have appealed the Court’s infringement ruling.
     In April 2008, the Court granted our motion for partial summary judgment holding that use of the corner tap, scrolling, edge motion, and drag features of Elantech’s touchpad products infringe four of our patents.
     We intend to vigorously defend our patents and pursue our counterclaims. We have not recorded any liability associated with Elantech’s claims pursuant to SFAS No. 5, “Accounting for Contingencies,” and have expensed as incurred all legal fees associated with the legal proceedings.
8. Convertible Senior Subordinated Notes
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million, if any. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day, (2) on or after January 1, 2020, (3) if we have called the Notes for redemption, or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of June 30, 2008, none of the conditions for conversion of the Notes had occurred.

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
     Interest expense includes the amortization of debt issuance costs. We recorded $1.8 million interest expense on the Notes, which included $860,000 of amortization of debt issuance costs, during each of the twelve-month periods ended June 30, 2006, 2007, and 2008. At June 30, 2008, the fair value of the notes was approximately $128.6 million based on trading values.
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
     Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of June 30, 2008, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.
Deferred Stock Compensation
     Prior to our adoption of SFAS 123R in fiscal 2006, we recorded and amortized deferred stock compensation. Upon our adoption of SFAS 123R, we ceased amortizing deferred stock compensation, reversed the remaining unamortized deferred stock compensation balance of $303,000 to additional paid-in capital, and now expense the grant date fair value of share-based awards.
Shares Reserved for Future Issuance
     As of June 30, 2008, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	6,148,275
Deferred stock units outstanding	573,447
Awards available for grant under all share-based award plans	5,747,848

Reserved for future issuance	12,469,570

     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 11.876 shares per $1,000 of principal amount of Notes, for a total of 1,484,381 shares of common stock, which are not reflected in the above table.
Treasury Stock
     In July 2008, our board of directors authorized an additional $80 million for our common stock purchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through June 30, 2008, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million or an average cost of $26.12 per share.
10. Share-Based Compensation
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
     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for the year ended June 30, 2008, are as follows:

	Awards
	Available	2000	2001	Employee
	Under All	Nonstatutory	Incentive	Stock
	Share-Based	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan
Balance at June 30, 2007	4,994,943	56,376	4,263,165	675,402
Additional shares authorized	2,705,869	—	2,315,096	390,773
Stock options granted	(2,000,870)	—	(2,000,870)	—
Deferred stock units granted	(368,884)	—	(368,884)	—
Purchases under employee stock purchase plan	(58,392)	—	—	(58,392)
Forfeited and expired	475,182	—	475,182	—
Plan shares expired	—	—	—	—

Balance at June 30, 2008	5,747,848	56,376	4,683,689	1,007,783

     Our 1996 Stock Option Plan (“1996 Plan”) expired in December 2006. Accordingly, no new grants can be issued under the 1996 Plan. Option awards that are currently outstanding under the 1996 Plan will remain outstanding until exercised, forfeited, or cancelled under the terms of the option grant agreements.

     Share-based compensation and the related tax benefit recognized in our consolidated statement of income for the years ended June 30, 2006, 2007, and 2008 were (in thousands):

	2006	2007	2008
Cost of revenue	$682	$750	1,102
Research and development	4,799	5,091	6,321
Selling, general, and administrative	7,719	8,453	10,080

Total	$13,200	$14,294	$17,503

Income tax benefit on share-based compensation	$2,940	$4,140	$6,114

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based awards. Further, as required under SFAS 123R, we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. In fiscal 2008, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $5.8 million, of which $1.6 million of the tax benefit was recognized as a reduction of the provision for income taxes, $3.9 million reduced deferred tax assets established after our adoption of SFAS 123R, and the remaining $289,000 of tax benefit was recorded directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $289,000 in fiscal 2008.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 9,088,100 treasury shares are also available for issuance as of the end of fiscal 2008. Any incremental shares purchased under our common stock purchase program would be available for issuance.
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
     The following table summarizes stock option activity and weighted average exercise prices for stock options granted, exercised, forfeited, and expired for fiscal 2008 and the balance of outstanding and exercisable stock options as of June 30, 2008:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance at June 30, 2007	6,960,172	$12.79
Granted	2,000,870	24.64
Exercised	(2,402,344)	9.80
Forfeited	(403,092)	17.18
Expired	(7,331)	14.61

Balance at June 30, 2008	6,148,275	17.52

Exercisable at June 30, 2008	2,624,761	12.88

     As of June 30, 2008, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, and the intrinsic value and for options outstanding the weighted average remaining contractual life were as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term	Price	(in thousands)	Exercisable	Price	(in thousands)
$0.67 - $6.64	702,917	3.93	$4.51	$14,807	702,901	$4.51	$14,807
$7.27 - $13.55	635,814	6.16	11.86	8,724	538,167	11.64	7,501
$14.02 - $14.33	883,818	7.55	14.18	10,071	413,166	14.21	4,697
$14.59 - $15.55	818,854	8.65	15.23	8,475	158,230	14.94	1,685
$16.62 - $19.63	671,869	8.50	18.98	4,434	256,045	18.74	1,751
$19.91 - $20.47	813,374	7.15	20.26	4,327	543,533	20.26	2,891
$21.92 - $26.17	860,718	9.71	23.62	1,683	—	—	—
$26.47 - $27.79	596,284	9.13	26.72	—	12,719	26.47	—
$39.51	164,627	9.36	39.51	—	—	—	—

	6,148,275	7.69	17.52	$52,521	2,624,761	12.88	$33,332

     The aggregate intrinsic value is based on the closing price of our common stock on June 27, 2008 of $25.58 and excludes the impact of options that were not in-the-money.
     At June 30, 2008, we estimate fully vested options and options expected to vest to be 5.6 million with an aggregate intrinsic value of $50.0 million having a weighted average exercise price of $17.07 and a weighted average remaining contractual term of seven and a half years.

     The following table summarizes cash received and the aggregate intrinsic value for stock options exercised for the years ended June 30, 2006, 2007, and 2008 (in thousands):

	Years ended June 30,
	2006	2007	2008
Cash received	$6,832	$18,511	$23,550
Aggregate intrinsic value	$17,707	$40,214	$49,272
     The fair value of each award granted from our Plans for the year ended June 30, 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	49.5% - 60.4%
Expected life in years	4.4 - 5.0
Risk-free interest rate	2.8% - 4.6%
Fair value per award	$8.04 - $19.28
     The expected volatility is based on historical and implied volatilities; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans were approximately $32.0 million as of June 30, 2008, to be recognized over a weighted average period of approximately three years.
Deferred Stock Units
     Our 2001 Incentive Compensation Plan (“2001 Plan”) provides for the grant of deferred stock unit awards (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSUs in January 2006.
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
     An election to defer delivery of the underlying shares for unvested DSUs can be made by the grantee provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2008 and the balance and aggregate intrinsic value of DSUs as of June 30, 2008:

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(in thousands)	Fair Value
Balance at June 30, 2007	385,837		$17.87
Granted	368,884		$25.38
Delivered	(116,515)		$17.45
Forfeited	(64,759)		$22.02

Balance at June 30, 2008	573,447	$14,662	$22.32

     Of the shares delivered, 32,655 shares valued at $746,000 were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value is based on the closing price of our common stock on June 27, 2008 of $25.58.
     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan were approximately $9.7 million as of June 30, 2008, which will be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of DSUs delivered in fiscal 2008 was $2.7 million.
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
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases for the years ended June 30, 2006, 2007, and 2008 (in thousands, except for shares purchased and weighted average purchase price):

	Years ended June 30,
	2006	2007	2008
Shares purchased	139,609	244,792	58,392
Weighted average purchase price	$11.79	$12.15	$20.81
Cash received	$1,645	$2,971	$1,214
Aggregate intrinsic value	$488	1,789	$387
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
     The fair value of each award granted under our ESPP for the year ended June 30, 2008 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	37.1% - 58.7%
Expected life in years	0.5 - 2.0
Risk-free interest rate	3.0% - 5.0%
Fair value per award	$6.51 - $9.97
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
     Unrecognized share-based compensation costs for awards granted under our ESPP as of June 30, 2008 were approximately $1.3 million to be amortized over the next fiscal year.

11. Employee Benefit Plans
401(k) Plan
     We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 25% of their net compensation or the annual limit of $15,500. The annual limit for employees who are 50 years or older is $20,500. In fiscal 2008, we provided matching funds of 25% of the employee’s contribution up to a maximum of $3,875 per employee. We made matching contributions of $305,000, $383,000 and $603,000 in fiscal 2006, 2007, and 2008, respectively.
12. Income Taxes
     Income before provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2006	2007	2008
U.S	$18,949	$21,863	$15,636
Foreign	6,574	16,568	33,152

Income before provision for income taxes	$25,523	$38,431	$48,788

     The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2006	2007	2008
Current tax expense
Federal	$5,192	$7,028	$11,094
State	1,602	1,455	568
Foreign	3,524	3,529	5,429

	10,318	12,012	17,091

Deferred tax expense
Federal	1,144	321	1,485
State	125	(418)	(888)
Foreign	235	(18)	—

	1,504	(115)	597

Provision for income taxes	$11,822	$11,897	$17,688

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years ended June 30,
	2006	2007	2008
Provision at U.S. federal statutory rate	$8,933	$13,451	$17,076
State income taxes	1,437	1,197	1,574
Foreign withholding taxes	3,130	3,835	4,842
Qualified stock options	2,432	1,672	875
Business credits	(2,129)	(3,915)	(1,935)
Foreign tax rate differential	(844)	(3,482)	(6,749)
Tax exempt interest	(1,065)	(1,526)	(1,307)
Change in valuation allowance	(3)	(5)	4,362
Other differences	(69)	670	(1,050)

Provision for income taxes	$11,822	$11,897	$17,688

     As of June 30, 2007 and 2008, significant components of our deferred tax assets (liabilities) were as follows (in thousands):

	2007	2008
Deferred tax assets:
Investment writedowns	$1,097	$6,135
Inventory writedowns	149	150
Depreciation and amortization	833	1,485
Accrued compensation	839	1,065
Share-based compensation	3,918	4,521
Business credit carryforward	2,629	4,855
Other accruals	147	146

	9,612	18,357
Valuation allowance	(1,097)	(6,135)

	8,515	12,222

Deferred tax liabilities:
Interest deduction	(9,348)	(13,652)

	(9,348)	(13,652)

Net deferred tax liabilities	$(833)	$(1,430)

     Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of June 30, 2008, a valuation allowance of $6.1 million had been established to reduce deferred tax assets to levels that we believe are more than likely than not to be realized through future taxable income. The valuation allowance increased by $5.0 million in fiscal 2008, primarily due to investment writedowns.
     As of June 30, 2007 and 2008, net deferred tax assets (liabilities) consisted of the following balances (in thousands):

	2007	2008
Current deferred tax assets	$1,066	$624
Non-current deferred tax assets	160	1,098
Non-current deferred tax liabilities	(2,059)	(3,152)

Net deferred tax assets liabilities	$(833)	$(1,430)

     Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.
     As of June 30, 2008, we had federal and state net operating loss carryforwards of approximately $33 million and $51 million, respectively. The federal and state net operating loss carryforwards were attributable to share-based award deductions. The benefit of these net operating losses will be recorded directly to additional-paid-in capital when realized. In addition, we had $2.4 million and $2.0 million of federal and state tax credit carryforwards, respectively. The federal tax credit carryforward begins to expire in 2027 and the state tax credit can be carried forward indefinitely.
     Under the current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

     The total liability for gross unrecognized tax benefits included in our consolidated balance sheet as of July 1, 2007 was $8.4 million. The liability for gross unrecognized tax benefits increased approximately $5.1 million to $13.5 million. Of this amount, $13.2 million would affect the effective tax rate on income from continuing operations if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of July 1, 2007	$8.4
Increase in unrecognized tax benefit related to prior year tax positions	5.1

Balance as of June 30, 2008	$13.5

     The total interest and penalties accrued related to unrecognized tax benefits as of July 1, 2007 was $492,000. The liability for gross interest expense and penalties increased by $246,000 to $738,000. Under FIN 48 our policy to classify interest and penalties, if any, as components of income tax expense did not change.
     It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes cannot be made at this time due to the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue for or release in fiscal 2009 can not be reasonably estimated at this time.
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. Our major tax jurisdictions are the United States, California, and Hong Kong SAR. The fiscal periods that remain subject to examination by these jurisdictions are fiscal 2002 and onward. In September 2007, we were notified by the Franchise Tax Board that our fiscal 2004 and 2005 returns were subject to audit. The audit is ongoing and no tax assessment has been proposed.
13. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 85%, 85%, and 76% of our net revenue for the years ended June 30, 2006, 2007, and 2008, respectively.
     The following is a summary of net revenue within geographic areas based on our customers’ locations (in thousands):

	Years ended June 30,
	2006	2007	2008
China	$141,958	$213,862	$235,749
Taiwan	23,558	27,587	55,575
Korea	2,176	7,809	38,917
Japan	4,873	5,771	18,342
United States	3,242	3,815	996
Singapore	4,541	1,216	282
Other	4,209	6,727	11,196

	$184,557	$266,787	$361,057

     As of June 30, 2007 and 2008, long-lived assets within geographic areas consisted of the following (in thousands):

	2007	2008
United States	$17,150	$19,662
Asia/Pacific	2,250	2,797

	$19,400	$22,459

Our goodwill of $1.9 million, is primarily related to the United States.
Major customers as a percentage of net revenue were as follows:

	Years ended June 30,
	2006	2007	2008
Customer A	*	*	10%
Customer B	*	14%	*
Customer C	10%	11%	*
Customer D	14%	*	*

*	Less than 10%
14. Restructuring Charge
     In fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to better meet the needs of our Asia/Pacific customer base. We accounted for our restructuring charge in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000; a lease reserve of $287,000, net of estimated sublease income; and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring were settled and no additional payment obligation exists.
15. Subsequent Events
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock split will be effective for stockholders of record after the close of market on August 15, 2008 and will be payable on August 29, 2008. Our financial statements presented herein and the associated footnotes reflect the retroactive effect of the 3-for-2 stock split.
     In July 2008, our Board of Directors authorized the purchase of up to an additional $80 million of our common stock from time to time in the open market or in privately negotiated transactions. Common stock purchased under this program is held as treasury stock. From April 2005 through June 30, 2008, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million or an average cost of $26.12 per share. The stock dividend will not be paid on treasury shares; accordingly, the post-split quantity of common treasury shares for each period presented is unchanged from the pre-split quantity. The timing and amount of any future purchases will depend upon market conditions and other factors.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)

3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2		Amended and Restated Bylaws (3)

3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)

4		Form of Common Stock Certificate (5)

4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4	(c)	Amendment No. 1 to Rights Agreement (6)

4.1		Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (4)

4.2		Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.1		1986 Incentive Stock Option Plan and form of grant agreement (7)

10.2		1986 Supplemental Stock Option Plan and form of grant agreement (7)

10.3	(a)	1996 Stock Option Plan (7)

10.3	(b)	Form of grant agreements for 1996 Stock Option Plan (5)

10.4		2000 U.K. Approved Sub-Plan to the 1996 Stock Option Plan and form of grant agreement (7)

10.5		2000 Nonstatutory Stock Option Plan and form of grant agreement (7)

10.6	(a)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (8)

10.6	(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (9)

10.6	(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (10)

10.7	(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (8)

10.7	(b)	2001 Employee Stock Purchase Sub-Plan for U.K. Employees (5)

10.8		401(k) Profit Sharing Plan (7)

10.12		Subordinated Secured Non-Recourse Promissory Note dated August 12, 1997 executed by the registrant in favor of National Semiconductor Corporation (7)

10.13		Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (7)

10.14		Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (7)

10.15		Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (7)

10.16		Loan and Security Agreement dated as of August 30, 2001 between Silicon Valley Bank and the registrant as amended through November 30, 2004 (11)

10.17		Form of Indemnification Agreement entered into as of January 28, 2002 with the following directors and executive officers: Federico Faggin, Francis F. Lee, Russell J. Knittel, Shawn P. Day, David T. McKinnon, Keith B. Geeslin, and Richard L. Sanquini; as of April 23, 2002 with W. Ronald Van Dell; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006; with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; and as of October 23, 2007 with James L. Whims. (1)

10.18		Severance Policy for Principal Executive Officers (12)

10.19		Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (12)

10.20		Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (12)

Exhibit
Number	Exhibit

10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)

10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (13) *

10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (14)

12.1	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 31, 2007.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008

(7)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(8)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 3, 2004.

(12)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 12, 2003.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.