Form 10-Q
period 2008-09-27
SYNAPTICS INC
filed 2008-11-04
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of Common Stock outstanding at October 22, 2008: 33,777,698

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$112,063	$96,218
Short-term investments	40,427	50,298
Accounts receivable, net of allowances of $539 and $539 at September 30, 2008 and June 30, 2008, respectively	86,598	69,362
Inventories	25,138	21,065
Prepaid expenses and other current assets	3,853	3,417

Total current assets	268,079	240,360
Property and equipment, net	24,203	22,459
Goodwill	1,927	1,927
Non-current investments	35,341	37,946
Other assets	4,183	3,669

	$333,733	$306,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,799	$27,784
Accrued compensation	6,464	6,510
Income taxes payable	8,415	7,095
Other accrued liabilities	8,502	9,120

Total current liabilities	53,180	50,509
Other liabilities	18,200	17,075
Convertible senior subordinated notes	125,000	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 42,835,461 and 42,500,535 shares issued, and 33,747,361 and 33,412,435 shares outstanding, at September 30, 2008 and June 30, 2008, respectively(1)	43	43
Additional paid-in capital	233,049	222,543
Less: 9,088,100 and 9,088,100 common treasury shares at September 30, 2008 and June 30, 2008, respectively, at cost(2)	(237,387)	(237,387)
Accumulated other comprehensive loss	(3,206)	(2,317)
Retained earnings	144,854	130,895

Total stockholders’ equity	137,353	113,777

	$333,733	$306,361

(1)	All share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

(2)	The stock dividend was not paid on treasury shares; accordingly, the post-split quantity of common treasury shares for each period presented is unchanged from the pre-split quantity.
See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2008	2007
Net revenue	$115,857	$86,692
Cost of revenue(1)	69,264	51,228

Gross margin	46,593	35,464

Operating expenses:
Research and development(1)	15,805	10,402
Selling, general, and administrative(1)	14,570	10,750

Total operating expenses	30,375	21,152

Income from operations	16,218	14,312
Interest income	1,258	2,995
Interest expense	(449)	(475)
Gain on settlement of debt	—	2,689
Impairment of investment	—	(4,000)

Income before provision for income taxes	17,027	15,521
Provision for income taxes	3,068	4,259

Net income	$13,959	$11,262

Net income per share:
Basic(2)	$0.41	$0.29

Diluted(2)	$0.39	$0.27

Shares used in computing net income per share:
Basic(2)	33,640	39,315

Diluted(2)	35,459	41,537

(1) Amounts include share-based compensation costs as follows:

Cost of revenue	$411	$239
Research and development	$2,016	$1,171
Selling, general, and administrative	$3,454	$1,919

(2) All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$13,959	$11,262
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	5,881	3,329
Deferred taxes from share-based compensation	(371)	916
Depreciation of property and equipment	1,197	855
Impairment of property and equipment	—	210
Amortization of debt issuance costs	215	215
Gain on settlement of debt	—	(2,689)
Impairment of investment	—	4,000
Changes in operating assets and liabilities:
Accounts receivable, net	(17,236)	(8,943)
Inventories	(4,073)	(7,442)
Prepaid expenses and other current assets	(436)	(77)
Other assets	(358)	1,854
Accounts payable	2,015	(165)
Accrued compensation	(46)	(1,413)
Income taxes	2,444	1,634
Other accrued liabilities	(617)	1,501

Net cash provided by operating activities	2,574	5,047

Cash flows from investing activities
Purchases of short-term investments	(9,044)	(61,783)
Proceeds from sales and maturities of short-term investments	19,006	120,240
Proceeds from sales and maturities of non current investments	1,625	—
Purchases of property and equipment	(2,941)	(1,513)

Net cash provided by investing activities	8,646	56,944

Cash flows from financing activities
Purchase of treasury stock	—	(18,951)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	5,218	13,024
Payroll taxes for deferred stock units	(593)	—

Net cash provided by (used in) financing activities	4,625	(5,927)

Net increase in cash and cash equivalents	15,845	56,064
Cash and cash equivalents at beginning of period	96,218	45,915

Cash and cash equivalents at end of period	$112,063	$101,979

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,001	$33

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2008.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2009 will be a 52-week period ending on June 27, 2009 and our fiscal 2008 was a 52-week period ending on June 28, 2008. The fiscal periods presented in this report were 13-week periods for the three months ended September 27, 2008 and September 29, 2007. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on September 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend was effective for stockholders of record on August 15, 2008 and was paid on August 29, 2008. All share and per-share amounts contained herein for each period presented prior to the stock dividend date have been retroactively adjusted to reflect the stock split.
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
3. Net Income Per Share
     We present basic and diluted net income per share amounts in conformity with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” for all periods presented.

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2008	2007
Numerator:
Basic and diluted net income	$13,959	$11,262

Denominator:
Shares, basic	33,640	39,315
Effect of dilutive share-based awards	1,819	2,222

Shares, diluted	35,459	41,537

Net income per share:
Basic	$0.41	$0.29

Diluted	$0.39	$0.27

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     Dilutive net income per share amounts do not include the weighted average effect of 2,006,614 and 1,254,256 share-based awards that were outstanding during the three months ended September 30, 2008 and 2007, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
     Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, and convertible notes. Under the treasury stock method, shares associated with our convertible notes will be included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period.
4. Cash Equivalents, Short-Term Investments, and Auction Rate Securities Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Included in our non-current investments are auction rate securities, or ARS. Both short-term and non-current investments are reported at fair value, with unrealized gains and losses, excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. A decline in the market value of a security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.

     Our ARS investments, which have an original cost basis of $45.7 million, have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful or upon redemption. During the quarter ended September 30, 2008, $1.6 million of our ARS investments were redeemed.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of September 30, 2008 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. During the quarter ended September 30, 2008, we reduced the carrying value of these investments by $980,000 as a temporary impairment through other comprehensive loss.
     As of September 30, 2008, none of our ARS investments were in default and all of our ARS investments continue to pay interest. The following table sets forth the various types of failed ARS investments we hold, including the original cost basis, type of impairment, the new cost basis, and the fair value (in thousands).

	Original	Other-than-	New
	Cost	temporary	Cost	Temporary	Fair
	Basis	Impairment	Basis	Impairment	Value
Student loans	$13,000	$—	$13,000	$510	$12,490
Closed end muni and corporate funds	12,250	—	12,250	728	11,522
Credit linked notes	13,500	4,726	8,774	1,569	7,205
Contingent capital notes	5,000	2,237	2,763	560	2,203
Muni	2,000	—	2,000	79	1,921

Total ARS	$45,750	$6,963	$38,787	$3,446	$35,341

     At the present time, the primary issue affecting all of our ARS investments is that of liquidity. We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly.
     Subsequent to September 30, 2008, we tendered certain of our ARS investments under a tender offer made to us by one of our brokers. If our tendered ARS investments are accepted, we may record a gain in the period the tendered investments are settled.
5. Fair Value of Cash Equivalents and Investments
     Effective the beginning of fiscal 2009, we adopted SFAS 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     We measure financial assets and liabilities at fair value. SFAS 157 (as impacted by FASB Staff Position (“FSP”) Nos. 157-1, 157-2, and 157-3) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.
     The following are the hierarchical levels of inputs to measure fair value:
     Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
     Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available. Our Level 3 Assets consist of long-term ARS. We used a trinomial discounted cash flow analysis to value these investments. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. See Note 4.
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2008 (in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3
Money market	$84,908	$—	$—
U.S. treasury bills	—	8,996	—
Commercial paper	—	19,748	—
Municipal securities	—	35,440	—
Auction rate securities	—	—	35,341

Total available-for-sale securities	$84,908	$64,184	$35,341

     The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2008 (in thousands):

Balance as of June 30, 2008	$37,946
Net unrealized loss included in “other comprehensive loss”	(980)
Redemptions	(1,625)

Balance as of September 30, 2008	$35,341

     There were no transfers in or out of our Level 3 assets during first quarter ended September 30, 2008.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2008	2008
Raw materials	$17,587	$16,336
Finished goods	7,551	4,729

	$25,138	$21,065

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

7. Product Warranties, Indemnifications, and Legal Proceedings
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the three-month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Beginning accrued warranty	$390	$325
Provision for product warranties	640	103
Cost of warranty claims and settlements	(519)	(64)

Ending accrued warranty	$511	$364

Indemnifications
     In connection with certain third-party agreements, we are obligated to indemnify the third party regarding any technology infringement by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification obligations.
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
     In October 2008, we entered into a settlement and cross-license agreement with Elantech, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million, if any. Accordingly, we will include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is currently $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of September 30, 2008, none of the conditions for conversion of the Notes had occurred.
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

     Interest expense includes the amortization of debt issuance costs. We recorded $449,000 of interest expense on the Notes during each of the three-month periods ended September 30, 2008 and 2007, respectively.
9. Share-Based Compensation
     The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, our 2001 Incentive Compensation Plan, as amended, and our 2001 Employee Stock Purchase Plan, as amended.
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Cost of revenue	$411	$239
Research and development	2,016	1,171
Selling, general, and administrative	3,454	1,919

Total	$5,881	$3,329

Income tax benefit recorded on share-based compensation	$1,968	$1,697

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be approximately four to five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), we now estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock units, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under paragraph A94, footnote 82, of SFAS 123R, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the quarter ended September 30, 2008.

     Historically, we have issued new shares in connection with our share-based compensation plans; however, 9.1 million treasury shares were also available for issuance as of September 30, 2008. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
     Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan, as amended, (“the Plans”). Under the Plans, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options under the internal revenue code, subject to calendar year vesting limitations with any balance being nonqualified stock options.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
     The following table summarizes stock option activity and weighted average exercise prices for the three months ended September 30, 2008, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of September 30, 2008. The aggregate intrinsic value is based on the closing price of our common stock on September 26, 2008 of $31.42 and includes only outstanding stock options that were in-the-money.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2008	6,148,275	$17.52
Granted	692,254	34.23
Exercised	(216,769)	16.85
Forfeited	(110,241)	23.55

Balance at September 30, 2008	6,513,519	19.22	$82,587

Exercisable at September 30, 2008	2,796,792	13.63	$49,760

Deferred Stock Units
     Our 2001 Incentive Compensation Plan, as amended, (“2001 Plan”) enables us to grant deferred stock units (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSUs in January 2006.
     DSUs granted under the 2001 Plan generally vest 25% at the end of 12 months from the vesting commencement date and at a rate of approximately 6% each quarter thereafter until fully vested at the end of 48 months from the vesting commencement date. Delivery of shares under the plan takes place quarterly for all DSUs vested as of the scheduled delivery dates. Until delivery of shares, the grantee has no rights as a stockholder.
     An election to defer delivery of the underlying shares for unvested DSUs can be made provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited during the three months ended September 30, 2008, and the balance and aggregate intrinsic value of DSUs as of September 30, 2008. The aggregate intrinsic value is based on the closing price of our common stock on September 26, 2008 of $31.42.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2008	573,447
Granted	170,258
Delivered	(61,647)
Forfeited	(16,055)

Balance at September 30, 2008	666,003	$20,926

     Of the shares delivered, 18,507 shares valued at $593,000 were withheld to meet statutory minimum tax withholding requirements.
Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan, as amended, (“ESPP”) became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period of up to two years will commence.
     The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the three-month period ended September 30, 2008 (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	75,017
Weighted average purchase price	$20.92
Cash received	$1,569
Aggregate intrinsic value	$318
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering period that commenced on January 2, 2008 was terminated on June 30, 2008 and a new offering period commenced on July 1, 2008. The June 30, 2008 modification affected 54 employees. The modification resulted in incremental compensation costs which will be recognized on a straight-line basis over the period from the modification date through June 30, 2009.
10. Gain from Settlement of Debt and Impairment of Investment
Gain from Settlement of Debt
     In fiscal 1998, we entered into agreements with National Semiconductor Corporation (“National”) with respect to the formation of a development-stage company, Foveonics, Inc. (now known as Foveon, Inc. and referred to herein as “Foveon”), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon, which increased our ownership interest in Foveon to 43%.
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
     In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Assuming book value equals fair value of certain of Foveon’s assets such as cash, accounts receivable, and accounts payable and no value for other tangible and intangible assets, a hypothetical liquidation of Foveon at September 30, 2007 would benefit only Series F preferred shareholders. Consequently, we recognized a $4.0 million other-than-temporary impairment charge in the quarter ended September 30, 2007.
11. Income Taxes
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
     The provision for income taxes of $3.1 million and $4.3 million for the three-month period ended September 30, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three-month period ended September 30, 2008 was 18.0% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, the impact of tax-exempt interest income, and the benefit of state research tax credits. The effective tax rate for the three months ended September 30, 2007 was 27.4% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset.
     The federal research tax credit was reinstated retroactive to January 1, 2008 by the Emergency Economic Stability Act of 2008 enacted on October 3, 2008. Our estimated annual effective tax rate, which forms the basis of our current quarter and year-to-date effective tax rate does not include the benefit of the reinstated federal research credit since the new law was effective subsequent to our quarter end. Accordingly, we anticipate a reduction in our tax rate for the quarter ended December 31, 2008 compared to the current quarter due to the reinstatement of the federal research credit.
Unrecognized Tax Benefits
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of the first quarter of fiscal 2008. In connection with our adoption of FIN 48, we did not recognize a cumulative effect adjustment. As of September 30, 2008 our gross unrecognized tax benefits of $14.7 million, which includes $1.1 million of gross unrecognized tax benefits recognized during the three-month period ended September 30, 2008, and accrued interest and penalties expense of $768,000 are classified as non-current income taxes payable and are included in other liabilities on our balance sheet all of which, if recognized, would reduce our effective tax rate. No unrecognized tax benefit is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

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
Classification of Interest and Penalties
     Under FIN 48, our policy to classify interest expense and penalties, if any, as components of income tax expense did not change. An additional $30,000 of interest and penalties has been accrued during the three-month period ended September 30, 2008.
Tax Years and Examination
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. The fiscal years that remain subject to examination by these jurisdictions are 2003 and onward. On September 10, 2007, we were notified by the California Franchise Tax Board that our fiscal year 2004 through 2005 returns were subject to audit. The audit is ongoing and no proposed assessment has been received.
12. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 72% and 81% of net revenue for the three months ended September 30, 2008 and 2007, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended
	September 30,
	2008	2007
China	$74,464	$62,857
Taiwan	18,642	11,834
Korea	16,034	7,223
Other	6,717	4,778

	$115,857	$86,692

          Major customer net revenue data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2008	2007
Customer A	12%	*
Customer B	11%	11%
Customer C	10%	*
Customer D	10%	*
Customer E	*	10%

          Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	September 30,	June 30,
	2008	2008
Customer A	13%	12%
Customer B	13%	*
Customer C	*	12%

*	Less than 10%
13. Comprehensive Income
     Our comprehensive income consists of net income plus the effect of unrealized gains and losses on our short-term investments as a result of changes in fair value of our ARS investments and interest rate fluctuations on our fixed interest rate investments. The unrealized gains and losses on our short-term investments are considered to be temporary in nature. We use the U.S. dollar as the functional currency in accounting for our foreign entities and recognize remeasurement adjustments in our consolidated statement of income.
     Our comprehensive income for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Net income	$13,959	$11,262
Net unrealized loss on available-for-sale investments, net of tax	(889)	(804)

Total comprehensive income	$13,070	$10,458

     Included in our net unrealized loss on certain available-for-sale investments, we recorded a net pre-tax temporary impairment charge for ARS investments that failed to settle in auctions of $980,000 during the three months ended September 30, 2008, which were partially offset by gains in certain short-term fixed rate investments. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. At the present time, the primary issue affecting all of our ARS investments is that of liquidity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to evaluate our accounting for these investments quarterly.

14. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We evaluated our existing eligible financial assets and liabilities and elected not to adopt SFAS 159 during the three months ended September 30, 2008; however, we may elect to adopt SFAS 159 in a future period should facts and circumstances change.
     In February 2008, the FASB issued FSP No. 157-2, “The Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial position, results of operations, and cash flows.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we have adopted the provisions of FSP 157-3 in our financial statements for the three months ended September 30, 2008. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt instrument is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $2.0 million for the quarter ended September 30, 2008. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, of the adoption of SFAS 162 on our financial position, results of operations, and cash flows.
15. Subsequent Events
     In October 2008, we repurchased and retired $9.0 million of our 0.75% Convertible Senior Subordinated Notes. The net gain on retirement of the Notes was $469,000 after adjustment for the associated unamortized discount.
     In October 2008, we entered into a settlement and cross-license agreement with Elantech, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives. The financial statement impact of such a settlement was immaterial to our financial results as of and for the quarter ended September 30, 2008 and is not expected to have a material impact on our future cash flows, results of operations, or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2008.
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
     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2008, including particularly Item 1A Risk Factors.
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
Investments
     We account for investment securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the hierarchal approach established under SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to determine fair value of our investments, which we adopted the beginning of fiscal 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of ARS, the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income, while other-than-temporary declines in fair value are recorded to earnings.
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
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan.
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

     We adopted FIN 48 at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FIN 48. The first step is to determine when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock units, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Three months ended September 30, 2008 compared with the three months ended September 30, 2007
Net Revenue.

	Three Months Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
PC applications	$83,440	$70,195	$13,245	18.9%
% of net revenue	72.0%	81.0%
Digital lifestyle product applications	32,417	16,497	15,920	96.5%
% of net revenue	28.0%	19.0%

Net revenue	$115,857	$86,692	$29,165	33.6%

     Net revenue was $115.9 million for the quarter ended September 30, 2008 compared with $86.7 million for the quarter ended September 30, 2007, an increase of $29.2 million, or 33.6%. Of our first quarter fiscal 2009 net revenue, $83.4 million, or 72.0%, was from the personal computing market and $32.4 million, or 28.0%, was from the digital lifestyle products markets, including $21.3 million from mobile smartphones. The increase in net revenue for the quarter ended September 30, 2008 was attributable to a $13.2 million, or 18.9%, increase in PC applications net revenue and a $15.9 million, or 96.5%, increase in digital lifestyle product applications net revenue. The increase in PC applications net revenue was attributable to the combination of notebook industry growth, increased market penetration, increased adoption of our multimedia control modules in notebooks, and additional penetration in PC peripherals. Digital lifestyle product application net revenue growth resulted from both industry growth and higher market penetration. Based on calendar year 2008 industry estimates, notebook market growth is anticipated to be approximately 37%, digital music player market growth is anticipated to be approximately 9%, and mobile smartphone market growth is anticipated to be approximately 33%. The overall increase in net revenue was primarily attributable to a 26% increase in unit shipments, reflecting industry growth and higher market penetration of our products and a higher-priced product mix, which included both our custom modules and OneTouch ASIC shipments, partially offset by general competitive pricing pressure.
Gross Margin.

	Three Months Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Gross Margin	$46,593	$35,464	$11,129	31.4%
% of net revenue	40.2%	40.9%
     Gross margin as a percentage of net revenue was 40.2%, or $46.6 million, for the quarter ended September 30, 2008 compared with 40.9%, or $35.5 million, for the quarter ended September 30, 2007. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The slight decrease in gross margin as a percentage of net revenue primarily reflected an increase in products containing generally higher third-party content and general competitive pricing pressure.

Operating Expenses.

	Three Months Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Research and development expenses	$15,805	$10,402	$5,403	51.9%
% of net revenue	13.6%	12.0%
Selling, general, and administrative expenses	14,570	10,750	3,820	35.5%
% of net revenue	12.6%	12.4%

Operating expenses	$30,375	$21,152	$9,223	43.6%

% of net revenue	26.2%	24.4%
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 13.6% from 12.0%, while the cost of research and development activities increased $5.4 million, or 51.9%, to $15.8 million for the three-month period ended September 30, 2008 compared with $10.4 million for the three-month period ended September 30, 2007. The increase in research and development expenses primarily reflected a $3.4 million increase in employee related costs, resulting from additional staffing, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $710,000 increase in outside consulting services; a $679,000 increase in infrastructure and support costs; and a $444,000 increase in project expenses, including materials and related costs. Non-cash share-based compensation costs included in research and development expenses were $2.0 million, or 1.7% of net revenue, and $1.2 million, or 1.4% of net revenue, for the three—month periods ended September 30, 2008 and 2007, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 12.6% from 12.4%, while the cost of selling, general, and administrative activities increased $3.8 million, or 35.5%, to $14.6 million for the three-month period ended September 30, 2008 compared with $10.8 million for the three-month period ended September 30, 2007. The increase in selling, general, and administrative expenses primarily reflected a $2.6 million increase in employee related costs, resulting from additional staffing, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $762,000 increase in professional service costs; and a $439,000 increase in infrastructure and support costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $3.5 million, or 3.0% of net revenue, and $1.9 million, or 2.2% of net revenue, for the three-month periods ended September 30, 2008 and 2007, respectively.
Income from Operations.

	Three Months Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Income from operations	$16,218	$14,312	$1,906	13.3%

% of net revenue	14.0%	16.5%
     We generated operating income of $16.2 million, or 14.0% of net revenue, for the three months ended September 30, 2008 compared with approximately $14.3 million, or 16.5% of net revenue, for the three months ended September 30, 2007. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 33.6% increase in net revenue, partially offset by a 70 basis point reduction in the gross margin percentage and a $9.2 million increase in operating expenses.

Non-Operating Income/(Loss).

	Three Months Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Interest income	$1,258	$2,995	$(1,737)	-58.0%
% of net revenue	1.1%	3.5%
Interest expense	(449)	(475)	26	-5.5%
% of net revenue	-0.4%	-0.5%
Gain on settlement of debt	—	2,689	(2,689)	-100.0%
% of net revenue	0.0%	3.1%
Impairment of investment	—	(4,000)	4,000	-100.0%
% of net revenue	0.0%	-4.6%

Net non-operating income	$809	$1,209	$(400)	-33.1%

% of net revenue	0.7%	1.4%
     Interest Income. Interest income was $1.3 million for the three-month period ended September 30, 2008 compared with $3.0 million for the three-month period ended September 30, 2007. The $1.7 million decrease in interest income resulted primarily from lower average invested cash balances. The decrease in average invested cash balances during the past 12 months was primarily attributable to the use of $146.1 million for the purchase of our common stock in the open market and $8.5 million used for capital expenditures, partially offset by $73.9 million of cash flows from operations and $17.0 million of proceeds from stock option and employee stock purchase plan activity.
     Interest Expense. Interest expense was $449,000 for the three months ended September 30, 2008, slightly down compared with interest expense of $475,000 for the three months ended September 30, 2007. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The annual debt service cost on the notes is approximately $938,000, which excludes $860,000 of amortization of debt issuance costs.
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
     Impairment of Investment. In fiscal 2005, we participated in an equity financing, receiving 3.9 million Series E preferred shares of Foveon for a cash investment of $4.0 million and we are not obligated to provide additional funding to Foveon. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.” We review this investment for impairment at least annually or more frequently as we become aware of information that might affect the carrying value of our investment.
     Based on our review at September 30, 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge as of September 30, 2007.

Provision for Income Taxes.

	Three Months Ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Income before provision for income taxes	$17,027	$15,521	$1,506	9.7%
Provision for income taxes	3,068	4,259	(1,191)	-28.0%
% of income before provision for income taxes	18.0%	27.4%
     The provision for income taxes of $3.1 million and $4.3 million for the three-month periods ended September 30, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three-month period ended September 30, 2008 was 18.0% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, the impact of tax-exempt interest income, and the benefit of state research tax credits. The effective tax rate for the three-month period ended September 30, 2007 was 27.4% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, accounting for share-based compensation, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established against the deferred tax asset.
     The federal research tax credit was reinstated retroactive to January 1, 2008 by the Emergency Economic Stability Act of 2008 enacted on October 3, 2008. Our estimated annual effective tax rate, which forms the basis of our current quarter and year-to-date effective tax rate does not include the benefit of the reinstated federal research credit since the new law was effective subsequent to our quarter end. Accordingly, we anticipate a reduction in our tax rate for the quarter ended December 31, 2008 compared to the current quarter due to the reinstatement of the federal research credit.
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock units, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $2.0 million and $1.7 million for the three-month periods ended September 30, 2008 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three-month periods ended September 30, 2008 and 2007 would have been 22.0% and 31.6%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments of $152.5 million as of September 30, 2008 compared with $146.5 million as of June 30, 2008, an increase of $6.0 million. During the three months ended September 30, 2008, cash, cash equivalents, and short-term investments included the impact of $2.6 million from operating cash flows and $5.2 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, partially offset by $2.9 million used for the purchase of capital equipment.
     Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2008 generated cash of approximately $2.6 million compared with approximately $5.0 million of cash generated during the three months ended September 30, 2007. For the three months ended September 30, 2008, net cash provided by operating activities was primarily attributable to net income of $14.0 million plus adjustments for non-cash charges, including share-based compensation costs, deferred taxes, depreciation, and amortization of debt issuance costs aggregating $6.9 million, partially offset by an $18.3 million net increase in operating assets and liabilities. The increase in operating assets and liabilities was primarily attributable to an $17.2 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period. For the three months ended September 30, 2007, net cash provided by operating activities was primarily attributable to net income of $11.3 million plus adjustments for non-cash charges, including impairment of investment, share-based compensation costs, deferred taxes, depreciation, amortization of debt issuance costs, and the impairment of property and equipment aggregating $9.5 million, partially offset by a $13.1 million net increase in operating assets and liabilities and a non-cash benefit of $2.7 million on the settlement of debt. The increase in operating assets and liabilities was primarily attributable to an $8.9 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period and a $7.4 million increase in inventory, reflecting an increase in our die bank, additional finished goods related to timing of delivery, and some hub inventory related to specific customers.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2008 generated net cash of $8.6 million compared with $56.9 million of net cash generated during the three months ended September 30, 2007. During the three months ended September 30, 2008, net cash generated by investing activities consisted of $20.6 million in proceeds from sales and maturities of short-term and non current investments, partially offset by $9.0 million used for the purchase of short-term investments and $2.9 million used for the purchase of property and equipment. During the three months ended September 30, 2007, net cash generated by investing activities consisted of $120.2 million in proceeds from sales and maturities of short-term investments, partially offset by $61.8 million used for the purchase of short-term investments and $1.5 million used for the purchase of property and equipment.
     Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended September 30, 2008 was approximately $4.6 million compared with net cash used in financing activities of $5.9 million for the three months ended September 30, 2007. Cash provided by financing activities for the three months ended September 30, 2008 consisted primarily of $5.2 million in proceeds from common stock issued under our stock option plans. Cash used in our financing activities for the three months ended September 30, 2007 consisted primarily of $19.0 million of cash used for the purchase of 500,000 shares of treasury stock, partially offset by $13.0 million in proceeds from common stock issued under our stock option plans.
     Common Stock Repurchase Program. In July 2008, our board of directors authorized an additional $80 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2008, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million or an average cost of $26.12 per share under our authorized common stock purchase programs. None of our treasury shares were subject to the 3-for-2 stock split in August 2008. As of September 30, 2008, we had $82.6 million remaining under our common stock purchase program, which expires in 2010.
     Bank Credit Facility. We currently maintain a $20.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on March 1, 2009, has an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of September 30, 2008.
     Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of the Notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million. Accordingly, we will include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of September 30, 2008, none of the conditions for conversion of the Notes had occurred.
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
     In October 2008, our board of directors authorized the repurchase and retirement of Notes from time to time in the open market.
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
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, our convertible debt repurchases, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
     Our non-current investments include $45.7 million original cost basis of ARS that have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful or upon redemption.
     In the first quarter of 2009, we have reduced the carrying value of these investments by $980,000 which was accounted for as temporary impairment through other comprehensive income or loss. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2008 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$141	$1	$2	$2	$136
Building leases	9	2	5	2	—

Total	$150	$3	$7	$4	$136

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our convertible senior subordinated notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the one-to-three year period would be increased by $123 million and no amounts would be due in more than three years. In October 2008, we repurchased and retired $9.0 million of our notes.
     As of September 30, 2008, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We evaluated our existing eligible financial assets and liabilities and elected not to adopt SFAS 159 during the three months ended September 30, 2008; however, we may elect to adopt SFAS 159 in a future period should facts and circumstances change.
     In February 2008, the FASB issued FSP No. 157-2, “The Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial position, results of operations, and cash flows.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we have adopted the provisions of FSP 157-3 in our financial statements for the three months ended September 30, 2008. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt instrument is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $2.0 million for the quarter ended September 30, 2008. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, of the adoption of SFAS 162 on our financial position, results of operations, and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
     In October 2008, we entered into a settlement and cross-license agreement with Elantech, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In July 2008, our Board of Directors authorized the purchase of up to an additional $80 million of our common stock. The total remaining amount authorized for the purchase of our common stock is $82.6 million. There were no purchases under our stock repurchase program during the three-month period ended September 30, 2008.

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

SYNAPTICS INCORPORATED

Date: November 4, 2008	By:	/s/ Francis F. Lee
	Name:	Francis F. Lee
	Title:	Chief Executive Officer

	By:	/s/ Russell J. Knittel
	Name:	Russell J. Knittel
	Title:	Executive Vice President, Chief Financial Officer, Secretary,
and Treasurer