Form 10-Q
period 2008-12-27
SYNAPTICS INC
filed 2009-02-05
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
Commission file number 000-49602
SYNAPTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0118518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3120 Scott Blvd.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at January 30, 2009: 34,043,741

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$109,604	$96,218
Short-term investments	27,165	50,298
Accounts receivable, net of allowances of $624 and $539, respectively	81,665	69,362
Inventories	22,121	21,065
Prepaid expenses and other current assets	4,626	3,417

Total current assets	245,181	240,360
Property and equipment, net	25,568	22,459
Goodwill	1,927	1,927
Non-current investments	29,443	37,946
Other assets	4,789	3,669

	$306,908	$306,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,554	$27,784
Accrued compensation	7,255	6,510
Income taxes payable	5,856	7,095
Convertible senior subordinated notes	65,303	—
Other accrued liabilities	13,341	9,120

Total current liabilities	119,309	50,509
Other liabilities	19,338	17,075
Convertible senior subordinated notes	—	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 42,961,996 and 42,500,535 shares issued, and 33,873,896 and 33,412,435 shares outstanding, at December 31, 2008 and June 30, 2008, respectively (1)	43	43
Additional paid-in capital	242,232	222,543
Less: 9,088,100 and 9,088,100 common treasury shares at December 31, 2008 and June 30, 2008, respectively, at cost (2)	(237,387)	(237,387)
Accumulated other comprehensive loss	(2,678)	(2,317)
Retained earnings	166,051	130,895

Total stockholders’ equity	168,261	113,777

	$306,908	$306,361

(1)	All share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

(2)	The stock dividend was not paid on treasury shares; accordingly, the post-split quantity of common treasury shares for each period presented is unchanged from the pre-split quantity.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenue	$141,523	$98,650	$257,380	$185,342
Cost of revenue (1)	83,717	57,605	152,981	108,833

Gross margin	57,806	41,045	104,399	76,509

Operating expenses:
Research and development (1)	15,940	11,693	31,745	22,095
Selling, general, and administrative (1)	13,714	11,415	28,284	22,165

Total operating expenses	29,654	23,108	60,029	44,260

Income from operations	28,152	17,937	44,370	32,249
Interest income	974	3,013	2,232	6,008
Interest expense	(321)	(449)	(770)	(924)
Gain on settlement of debt	—	—	—	2,689
Gain on early retirement of debt	3,600	—	3,600	—
Impairment of investment	—	—	—	(4,000)
Impairment of auction rate securities investments	(6,509)	—	(6,509)	—

Income before provision for income taxes	25,896	20,501	42,923	36,022
Provision for income taxes	4,699	6,305	7,767	10,564

Net income	$21,197	$14,196	$35,156	$25,458

Net income per share:
Basic (2)	$0.63	$0.35	$1.04	$0.64

Diluted (2)	$0.60	$0.33	$1.00	$0.61

Shares used in computing net income per share:
Basic (2)	33,833	40,241	33,736	39,779

Diluted (2)	35,057	42,480	35,311	42,030

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$402	$350	$813	$589
Research and development	$1,962	$1,588	$3,978	$2,759
Selling, general, and administrative	$3,292	$2,547	$6,746	$4,466

(2)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net income	$35,156	$25,458
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	11,537	7,814
Deferred taxes from share-based compensation	(1,579)	1,168
Tax benefit realized from share-based compensation	2,900	—
Excess tax benefit from share-based compensation	(2,900)	—
Depreciation of property and equipment	2,727	1,763
Impairment of software, property, and equipment costs	—	210
Amortization of debt issuance costs	354	430
Gain on settlement of debt	—	(2,689)
Gain on early retirement of debt	(3,600)	—
Impairment of Auction Rate Securities	6,509	—
Impairment of investment	—	4,000
Changes in operating assets and liabilities:
Accounts receivable, net	(12,303)	(10,193)
Inventories	(1,056)	(8,113)
Prepaid expenses and other current assets	(1,209)	302
Other assets	(334)	2,773
Accounts payable	(230)	(2,168)
Accrued compensation	745	(438)
Income taxes	1,021	3,078
Other accrued liabilities	4,221	2,949
Other liabilities	3	(44)

Net cash provided by operating activities	41,962	26,300

Cash flows from investing activities
Purchases of short-term investments	(11,031)	(153,727)
Proceeds from sales and maturities of short-term investments	34,170	212,696
Proceeds from sales and maturities of non-current investments	1,625	—
Purchases of property and equipment	(5,836)	(3,410)

Net cash provided by investing activities	18,928	55,559

Cash flows from financing activities
Purchase of treasury stock	—	(18,951)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	6,189	21,177
Retirement of debt, net of discount	(55,656)	—
Excess tax benefit from share-based compensation	2,900	—
Payroll taxes for deferred stock units	(937)	—

Net cash provided by (used in) financing activities	(47,504)	2,226

Net increase in cash and cash equivalents	13,386	84,085
Cash and cash equivalents at beginning of period	96,218	45,915

Cash and cash equivalents at end of period	$109,604	$130,000

Supplemental disclosures of cash flow information
Cash paid for interest	$447	$469

Cash paid for income taxes	$5,442	$2,654

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2009 will be a 52-week period ending on June 27, 2009 and our fiscal 2008 was a 52-week period ending on June 28, 2008. The fiscal periods presented in this report were 13-week periods for the three months ended December 27, 2008 and December 29, 2007. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend was effective for stockholders of record on August 15, 2008 and was paid on August 29, 2008. All share and per share amounts contained herein for each period presented prior to the stock dividend date have been retroactively adjusted to reflect the stock split.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Basic and diluted net income	$21,197	$14,196	$35,156	$25,458

Denominator:
Shares, basic	33,833	40,241	33,736	39,779
Effect of dilutive share-based awards	1,224	2,147	1,575	2,251
Effect of convertible notes	—	92	—	—

Shares, diluted	35,057	42,480	35,311	42,030

Net income per share:
Basic	$0.63	$0.35	$1.04	$0.64

Diluted	$0.60	$0.33	$1.00	$0.61

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     The diluted net income per share amounts do not include the effect of 2,962,618, 736,148, 2,366,806, and 546,783 share-based awards that were outstanding during the three months ended December 31, 2008 and 2007 and the six months ended December 31, 2008 and 2007, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
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
4. Cash Equivalents, Short-Term Investments, and Auction Rate Securities Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Included in our non-current investments are auction rate securities (“ARS”). Both short-term and non-current investments are reported at fair value, with unrealized gains and losses, excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. A decline in the market value of a security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.
     Our ARS investments, which have an original cost basis of $45.7 million, have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful or upon redemption. During the six months ended December 31, 2008, $1.6 million of our ARS investments were redeemed.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of December 31, 2008 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.

     As of December 31, 2008, none of our ARS investments were in default and all of our ARS investments continue to pay interest at the contractual rates, which generally resets every 28 days in connection with the scheduled auction date. The contractual maturities for our ARS investments, which have maturity dates, are generally greater than nine years. In December 2008 a portion of our ARS investments were converted into auction rate preferred stock, which has no maturity date. All of our ARS investments are investment grade; however, during the quarter the ratings on $5.0 million fair value of our ARS investments declined to triple B, which is the lowest investment grade rating. Accordingly, in connection with our fair value analysis we reduced the carrying value of our ARS investments by $6.9 million for the six months ended December 31, 2008, of which $6.5 million was accounted for as other-than-temporary impairment with a corresponding charge to income, and $369,000 was accounted for as temporary impairment through other comprehensive loss.
     The following table sets forth the various types of failed ARS investments we hold, including the original cost basis, type of impairment, new cost basis, and fair value (in thousands).

		Cumulative		Net
	Original	Other-than-	New	Cumulative
	Cost	temporary	Cost	Temporary	Fair
	Basis	Impairment	Basis	Impairment	Value
Student loans	$13,000	$—	$13,000	$1,199	$11,801

Closed end municipal and corporate funds	12,250	—	12,250	1,430	10,820
Credit linked notes	13,500	8,921	4,579	—	4,579

Preferred stock	5,000	4,551	449	—	449
Municipals	2,000	—	2,000	206	1,794

Total ARS	$45,750	$13,472	$32,278	$2,835	$29,443

     While the primary issue affecting all of our ARS investments is that of liquidity, we have seen a decline in the credit ratings of some of our ARS investments. We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly.
     During the quarter ended December 31, 2008, we tendered certain of our ARS investments under a tender offer made to us by one of our brokers. Our tendered ARS investments were rejected by the broker under the tender offer guidelines and were not redeemed.
5. Fair Value of Cash Equivalents and Investments
     Effective the beginning of fiscal 2009, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows.
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

     Level 3:  Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available. Our Level 3 assets consist of long-term ARS investments. We used a trinomial discounted cash flow analysis to value these investments. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. See Note 4.
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2008:

	December 31, 2008
	Level 1	Level 2	Level 3
Money market	$92,581	$—	$—
U.S. treasury bills	—	4,000	—
Commercial paper	—	7,192	—
Municipal securities	—	27,417	—
Auction rate securities	—	—	29,443

Total available-for-sale securities	$92,581	$38,609	$29,443

     The following table provides a summary of changes in fair value of our Level 3 financial assets from June 30, 2008 to December 31, 2008 (in thousands):

Balance as of June 30, 2008	$37,946
Net unrealized loss included in “other comprehensive loss”	(369)
Other than temporary impairment	(6,509)
Redemptions	(1,625)

Balance as of December 31, 2008	$29,443

     There were no transfers in or out of our Level 3 assets, during six months ended December 31, 2008.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2008	2008
Raw materials	$13,032	$16,336
Finished goods	9,089	4,729

	$22,121	$21,065

     Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write-up.

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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the six-month periods ended December 31, 2008 and 2007 were as follows (in thousands):

	Six Months Ended
	December 31,
	2008	2007
Beginning accrued warranty	$390	$325
Provision for product warranties	1,106	292
Cost of warranty claims and settlements	(841)	(252)

Ending accrued warranty	$655	$365

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
Legal Proceedings
     In March 2006, Elantech Devices Corporation, or Elantech, filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech, claiming that Elantech infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims that was granted in July 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims.
     The Elantech patent relates to recognizing and providing an indication of the presence of multiple fingers on a touchpad. We had previously developed additional ways to detect multiple fingers and have our own related patents. The Elantech infringement claims involved two versions of our software code (“Type 1 Code” and “Type 2 Code”) in certain products in which multiple finger detection is enabled.
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
     In November 2007, Elantech moved for partial summary judgment that products implementing the Type 2 Code with enabled finger counting functionality infringed the Elantech patent. In December 2007, Elantech moved for entry of a preliminary injunction against us importing, using, selling, or offering to sell certain products implementing the Type 2 Code with enabled finger counting functionality.
     In December 2007, we filed a Complaint for Patent Infringement against Elantech claiming that Elantech infringed one of our patents relating to detecting the presence of multiple fingers on a touchpad and seeking damages, attorneys’ fees, and an injunction. In January 2008, we moved for entry of summary judgment for infringement of the four Synaptics patents.

     In March 2008, the court, based on its infringement ruling, filed an order preliminarily enjoining us from making, using, selling, or importing into or offering to sell within the United States touchpad products containing our Type 2 firmware code with enabled multiple finger counting functionality. The court’s decision did not have a material effect on our business as we were not shipping any products that utilized the contested code.
     In April 2008, the court granted our motion for partial summary judgment holding that use of the corner tap, scrolling, edge motion, and drag features of Elantech’s touchpad products infringed four of our patents.
     In October 2008, we entered into a settlement and cross-license agreement with Elantech, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives. The financial statement impact of the settlement was not material to our financial results and is not expected to have a material impact on our future cash flows, results of operations, or financial position.
8. Convertible Senior Subordinated Notes
     In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. The net proceeds of the offering were used for working capital and general corporate purposes and potentially for future acquisitions.
     During the six-month period ended December 31, 2008, we repurchased and retired $59.7 million of our outstanding Notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs. The remaining $65.3 million outstanding balance of our Notes was reclassified to a current liability as our noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of the outstanding balance of $65.3 million, if any. Accordingly, we will include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is currently $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of December 31, 2008, none of the conditions for conversion of the Notes had occurred.
     The Notes are unsecured senior subordinated obligations and rank junior in right of payment to all of our existing and future senior indebtedness, equal in right of payment with all of our existing and future indebtedness or other obligations that are not, by their terms, either senior or subordinated to the Notes, including trade debt and other general unsecured obligations that do not constitute senior or subordinated indebtedness, and senior in right of payment to all of our future indebtedness that, by its terms, is subordinated to the Notes. The Notes impose no financial covenants.

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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three- and six- month periods ended December 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of revenue	$402	$350	$813	$589
Research and development	1,962	1,588	3,978	2,759
Selling, general, and administrative	3,292	2,547	6,746	4,466

Total	$5,656	$4,485	$11,537	$7,814

Income tax benefit recorded on share-based compensation	$1,769	$1,676	$3,737	$3,373

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be approximately four to five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under SFAS 123R, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During the six-month period ended December 31, 2008, we recognized $2.9 million of tax benefit as additional paid-in capital.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 9,088,100 treasury shares were also available for issuance as of December 31, 2008. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.

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
     The following table summarizes stock option activity and weighted average exercise prices for the six months ended December 31, 2008, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of December 31, 2008. The aggregate intrinsic value is based on the closing price of our common stock on December 26, 2008 of $14.66 and includes only outstanding stock options that were in-the-money.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2008	6,148,275	$17.52
Granted	801,379	33.24
Exercised	(311,733)	14.83
Forfeited	(145,256)	21.92

Balance at December 31, 2008	6,492,665	19.49	$8,609

Exercisable at December 31, 2008	3,016,796	$14.48	$8,376

Deferred Stock Units
     Our 2001 Incentive Compensation Plan, as amended (“2001 Plan”), enables us to grant deferred stock units (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSUs in January 2006.
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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited, during the six months ended December 31, 2008 and the balance and aggregate intrinsic value of DSUs as of December 31, 2008. The aggregate intrinsic value is based on the closing price of our common stock on December 26, 2008 of $14.66.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2008	573,447
Granted	235,665
Delivered	(103,637)
Forfeited	(30,703)

Balance at December 31, 2008	674,772	$9,892

     Of the shares delivered, 29,640 shares valued at $937,000 were withheld during the six-month period ended December 31, 2008 to meet statutory minimum tax withholding requirements.

Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan, as amended (“ESPP”), became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period of up to two years will commence.
     The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the six-month period ended December 31, 2008 (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	75,017
Weighted average purchase price	$20.92
Cash received	$1,569
Aggregate intrinsic value	$318
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards.  Under the terms of our ESPP, the offering period that commenced on January 2, 2008 was terminated on June 30, 2008 and a new offering period commenced on July 1, 2008. The June 30, 2008 modification affected 54 employees.  The modification resulted in incremental compensation costs, which will be recognized on a straight-line basis through the remainder of the subscription period.
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
     In fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of our investment. The $1.5 million note to National plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we relinquished our 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the six-month period ended December 31, 2007.

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
     In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Assuming book value equals fair value of certain of Foveon’s assets such as cash, accounts receivable, and accounts payable and no value for other tangible and intangible assets, a hypothetical liquidation of Foveon at December 31, 2007 would benefit only Series F preferred shareholders. Consequently, we recognized a $4.0 million other-than-temporary impairment charge in the six-month period ended December 31, 2007. In November 2008, Sigma Corporation acquired 100% of the outstanding stock of Foveon. We received no proceeds in connection with the acquisition transaction.
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
     The provision for income taxes of $4.7 million and $6.3 million for the three-month period ended December 31, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three-month period ended December 31, 2008 was 18.1% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, the impact of tax-exempt interest income partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established. The effective tax rate for the three months ended December 31, 2007 was 30.8% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established.
     The income tax provision of $7.8 million and $10.6 million for the six months ended December 31, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six-month period ended December 31, 2008 was 18.1% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, the impact of tax-exempt interest income partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established. The effective tax rate for the six-month ended December 31, 2007 was 29.3% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established.

     The federal research tax credit was reinstated retroactive to January 1, 2008 by the Emergency Economic Stability Act of 2008 enacted on October 3, 2008. Accordingly, our current quarterly and year-to-date effective tax rates for fiscal 2009 include the benefit of the retroactive reinstatement of the federal research credit.
Unrecognized Tax Benefits
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of the first quarter of fiscal 2008. In connection with our adoption of FIN 48, we did not recognize a cumulative effect adjustment. As of December 31, 2008, our gross unrecognized tax benefits of $16.6 million, which includes $2.1 million of gross unrecognized tax benefits recognized during the six-month period ended December 31, 2008, and accrued interest and penalties expense of $887,000 are classified as non-current income taxes payable and are included in other liabilities on our balance sheet all of which, if recognized, would reduce our effective tax rate. No unrecognized tax benefit is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
     It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months, and an estimate of the range of possible changes cannot be made at this time due to the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue for or release in fiscal 2009 can not be reasonably estimated at this time.
Classification of Interest and Penalties
     Under FIN 48, our policy to classify interest expense and penalties, if any, as components of income tax expense did not change. An additional $120,000 of interest and penalties has been accrued during the three-month period ended December 31, 2008.
Tax Years and Examination
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. The fiscal years that remain subject to examination by these jurisdictions are 2003 and onward. On September 10, 2007, we were notified by the California Franchise Tax Board that our fiscal year 2004 through 2005 returns were subject to audit. The audit is ongoing, and no proposed assessment has been received.
12. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 50% and 74% of net revenue for the three months ended December 31, 2008 and 2007, respectively, and 60% and 77% of net revenue for the six months ended December 31, 2008 and 2007, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
China	$84,203	$56,188	$158,667	$119,045
Taiwan	17,081	28,401	35,723	40,235
Korea	21,598	7,100	37,632	14,323
Japan	15,055	1,784	18,831	3,371
Other	3,586	5,177	6,527	8,368

	$141,523	$98,650	$257,380	$185,342

     Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Customer A	18%	*	11%	*
Customer B	*	*	10%	*
Customer C	*	16%	*	13%

*	Less than 10%
     Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	December 31,	June 30,
	2008	2008
Customer A	18%	*
Customer B	14%	*
Customer C	12%	12%
Customer D	*	12%

*	Less than 10%

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
     Our comprehensive income for the three and six months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$21,197	$14,196	$35,156	$25,458
Net unrealized gain (loss) on available-for-sale investments	528	(3,014)	(361)	(3,818)

Total comprehensive income	$21,725	$11,182	$34,795	$21,640

     In connection with the other-than-temporary impairment charge on our ARS investments, we recorded a net reduction in temporary impairment on our ARS investments of $611,000 for the three months ended December 31, 2008 and we recorded a net increase in temporary impairment on our ARS investments of $369,000 for the six months ended December 31, 2008, which were partially offset by temporary changes in valuations in certain short-term fixed rate investments. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. While the primary issue affecting all of our ARS investments is that of liquidity, we have seen a decline in the credit ratings of some of our ARS investments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to evaluate our accounting for these investments quarterly.
14. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We evaluated our existing eligible financial assets and liabilities and elected not to adopt SFAS 159 during the six months ended December 31, 2008; however, we may elect to adopt SFAS 159 in a future period should facts and circumstances change.
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
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. We adopted the provisions of FSP 157-3 beginning the first quarter of fiscal 2009. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $1.3 million for the quarter ended December 31, 2008. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
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
     We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2008, including particularly Item 1A Risk Factors.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Investments
     We account for investment securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the hierarchal approach established under SFAS 157 to determine fair value of our investments, which we adopted the beginning of fiscal 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of ARS, the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive loss in the equity section of our balance sheet, while other-than-temporary declines in fair value are recorded to earnings.
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

Inventory
     We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors, can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. The following factors influence our estimates: changes to or cancellations of customer orders; unexpected decline in demand; rapid product improvements and technological advances; and termination or changes by our OEM customers of any product offerings incorporating our product solutions.
     Periodically, we purchase inventory from our subcontractors when a customer’s delivery schedule is delayed or a customer’s order is cancelled. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write-up.
Share-Based Compensation Costs
     We account for employee share-based compensation costs in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Further, as required under SFAS 123R, we now estimate forfeitures for share-based awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and DSUs and up to two years for our employee stock purchase plan.
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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and DSUs, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Three months ended December 31, 2008 compared with the three months ended December 31, 2007
Net Revenue.
(in thousands)

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
PC applications	$70,005	$72,874	$(2,869)	-3.9%
% of net revenue	49.5%	73.9%
Digital lifestyle product applications	71,518	25,776	45,742	177.5%
% of net revenue	50.5%	26.1%

Net revenue	$141,523	$98,650	$42,873	43.5%

     Net revenue was $141.5 million for the quarter ended December 31, 2008 compared with $98.7 million for the quarter ended December 31, 2007, an increase of $42.9 million, or 43.5%. Of our second quarter fiscal 2009 net revenue, $70.0 million, or 49.5%, was from the personal computing market and $71.5 million, or 50.5%, was from the digital lifestyle products markets, including $57.5 million from mobile smartphones. The increase in net revenue for the quarter ended December 31, 2008 was attributable to a $45.7 million, or 177.5%, increase in net revenue from digital lifestyle product applications, partially offset by a $2.9 million, or 3.9% reduction in net revenue from PC applications. Digital lifestyle product application net revenue growth resulted primarily from higher market penetration of our products in the mobile smartphone market. The decline in PC applications net revenue reflects the combination of a lower priced product mix, a reduced attach rate of our multimedia control solutions in notebook computers, and the general weakness in the notebook market as a result of the global economic downturn. Based on calendar year 2009 industry estimates, notebook market growth is anticipated to be approximately 15%; digital music player market growth is anticipated to be approximately 2%; and mobile smartphone market growth is anticipated to be approximately 9%. The overall increase in net revenue was primarily attributable to a 14% increase in unit shipments, reflecting higher market penetration of our products in the mobile smartphone market and an overall higher-priced product mix, which included our ClearTouch screen solutions, partially offset by general competitive pricing pressure.
Gross Margin.
(in thousands)

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
Gross Margin	$57,806	$41,045	$16,761	40.8%
% of net revenue	40.8%	41.6%
     Gross margin as a percentage of net revenue was 40.8%, or $57.8 million, for the quarter ended December 31, 2008 compared with 41.6%, or $41.0 million, for the quarter ended December 31, 2007. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decrease in gross margin as a percentage of net revenue primarily reflected a lower margin product mix and general competitive pricing pressure.

Operating Expenses.
(in thousands)

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
Research and development expenses	$15,940	$11,693	$4,247	36.3%
% of net revenue	11.3%	11.9%
Selling, general, and administrative expenses	13,714	11,415	2,299	20.1%
% of net revenue	9.7%	11.6%

Operating expenses	$29,654	$23,108	$6,546	28.3%

% of net revenue	21.0%	23.4%
     Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue from 11.9% to 11.3%, while the cost of research and development activities increased $4.2 million, or 36.3%, to $15.9 million for the three-month period ended December 31, 2008 compared with $11.7 million for the three-month period ended December 31, 2007. The increase in research and development expenses primarily reflected a $2.7 million increase in employee related costs, resulting from additional staffing, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $1.0 million increase in infrastructure and support costs; and a $599,000 increase in consulting and outside services costs. Non-cash share-based compensation costs included in research and development expenses were $2.0 million, or 1.4% of net revenue, and $1.6 million, or 1.6% of net revenue, for the three–month periods ended December 31, 2008 and 2007, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue from 11.6% to 9.7%, while the cost of selling, general, and administrative activities increased $2.3 million, or 20.1%, to $13.7 million for the three-month period ended December 31, 2008 compared with $11.4 million for the three-month period ended December 31, 2007. The increase in selling, general, and administrative expenses primarily reflected a $2.0 million increase in employee related costs, resulting from additional staffing, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $173,000 increase in travel and related costs; and a $133,000 increase in professional services costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $3.3 million, or 2.3% of net revenue, and $2.5 million, or 2.6% of net revenue, for the three-month periods ended December 31, 2008 and 2007, respectively.
Income from Operations.
(in thousands)

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
Income from operations	$28,152	$17,937	$10,215	56.9%

% of net revenue	19.9%	18.2%
     We generated operating income of $28.2 million, or 19.9% of net revenue, for the three months ended December 31, 2008 compared with approximately $17.9 million, or 18.2% of net revenue, for the three months ended December 31, 2007. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 43.5% increase in net revenue, partially offset by a 80 basis point reduction in the gross margin percentage and a $6.5 million increase in operating expenses.

Non-Operating Income/(Loss).
(in thousands)

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
Interest income	$974	$3,013	$(2,039)	-67.7%
% of net revenue	0.7%	3.1%
Interest expense	(321)	(449)	128	-28.5%
% of net revenue	-0.2%	-0.5%
Gain on early retirement of debt	3,600	—	3,600	—
% of net revenue	2.5%	0.0%
Impairment of auction rate securities investment	(6,509)	—	(6,509)	—
% of net revenue	-4.6%	0.0%

Net non-operating income/(loss)	$(2,256)	$2,564	$(4,820)	-188.0%

% of net revenue	-1.6%	2.6%
     Interest Income. Interest income was $1.0 million for the three-month period ended December 31, 2008 compared with $3.0 million for the three-month period ended December 31, 2007. The $2.0 million decrease in interest income resulted from the combination of lower average invested cash balances and lower interest rates. The decrease in average invested cash balances during the past 12 months was primarily attributable to the use of $146.1 million for the purchase of our common stock in the open market, $55.7 million used for the early retirement of debt, and $9.5 million used for capital expenditures, partially offset by $92.0 million of cash flows from operations and $9.8 million of proceeds from stock option and employee stock purchase plan activity.
     Interest Expense. Interest expense decreased $128,000 to $321,000 for the three months ended December 31, 2008 compared with $449,000 for the three months ended December 31, 2007. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The decline in interest expense reflects the retirement of $59.7 million of our convertible notes during the period.
     Gain on Early Retirement of Debt. During the quarter ended December 31, 2008, we repurchased and retired $59.7 million of our outstanding convertible notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs.
     Impairment of Auction Rate Securities Investments. During the quarter ended December 31, 2008, a portion of our ARS investments have been converted to auction rate preferred stock and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis we reduced the carrying value of our ARS investments by $6.5 million through an other-than-temporary impairment charge to income.
Provision for Income Taxes.
(in thousands)

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
Income before provision for income taxes	$25,896	$20,501	$5,395	26.3%
Provision for income taxes	4,699	6,305	(1,606)	-25.5%
% of income before provision for income taxes	18.1%	30.8%
     The provision for income taxes of $4.7 million and $6.3 million for the three-month periods ended December 31, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three-month period ended December 31, 2008 was 18.1% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, the impact of tax-exempt interest income partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established. The effective tax rate for the three months ended December 31, 2007 was 30.8% and diverged from the combined federal and state statutory rate primarily due to increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established.

     The federal research tax credit was reinstated retroactive to January 1, 2008 by the Emergency Economic Stability Act of 2008 enacted on October 3, 2008. Accordingly, our effective tax rate includes the benefit of the retroactive reinstatement of the federal research credit.
     Tax benefit associated with share-based compensation was approximately $1.8 million and $1.7 million for the three-month periods ended December 31, 2008 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three-month periods ended December 31, 2008 and 2007 would have been 20.5% and 31.9%, respectively.
Six months ended December 31, 2008 compared with the six months ended December 31, 2007
Net Revenue.
(in thousands)

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
PC applications	$153,445	$143,069	$10,376	7.3%
% of net revenue	59.6%	77.2%
Digital lifestyle product applications	103,935	42,273	61,662	145.9%
% of net revenue	40.4%	22.8%

Net revenue	$257,380	$185,342	$72,038	38.9%

     Net revenue was $257.4 million for the six months ended December 31, 2008 compared with $185.3 million for the six months ended December 31, 2007, an increase of $72.0 million, or 38.9%. Of our six months fiscal 2009 net revenue, $153.4 million, or 59.6%, was from the PC applications and $103.9 million, or 40.4%, was from the digital lifestyle products applications, including $78.8 million from mobile smartphones. The increase in net revenue for the six months ended December 31, 2008 was attributable to a $61.7 million, or 145.9%, increase in net revenue from digital lifestyle product applications, and a $10.4 million, or 7.3% increase in net revenue from PC applications. Digital lifestyle product application net revenue growth primarily resulted from higher market penetration of our products in the mobile smartphone market. The increase in PC application net revenue was primarily attributable to general industry demand. Based on calendar year 2009 industry estimates, notebook market growth is anticipated to be approximately 15%; digital music player market growth is anticipated to be approximately 2%; and mobile smartphone market growth is anticipated to be approximately 9%. The overall increase in net revenue was primarily attributable to a 19.8% increase in unit shipments, reflecting higher market penetration of our products in the mobile smartphone market, industry growth, and an overall higher-priced product mix, which included our ClearTouch screen solutions, partially offset by general competitive pricing pressure.
Gross Margin.
(in thousands)

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
Gross Margin	$104,399	$76,509	$27,890	36.5%
% of net revenue	40.6%	41.3%
     Gross margin as a percentage of net revenue was 40.6%, or $104.4 million, for the six months ended December 31, 2007 compared with 41.3%, or $76.5 million, for the six months ended December 31, 2007. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decrease in gross margin as a percentage of net revenue primarily reflected a lower margin product mix and general competitive pricing pressure.

Operating Expenses.
(in thousands)

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
Research and development expenses	$31,745	$22,095	$9,650	43.7%
% of net revenue	12.3%	11.9%
Selling, general, and administrative expenses	28,284	22,165	6,119	27.6%
% of net revenue	11.0%	12.0%

Operating expenses	$60,029	$44,260	$15,769	35.6%

% of net revenue	23.3%	23.9%
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue from 11.9% to 12.3%, and the cost of research and development activities increased $9.7 million, or 43.7%, to $31.7 million for the six months ended December 31, 2008 compared with $22.1 million for the six months ended December 31, 2007. The increase in research and development expenses primarily reflected a $6.1 million increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $1.7 million increase in infrastructure and support costs; $1.3 million increase in consulting and outside services costs; and a $364,000 increase in travel and related costs. Non-cash share-based compensation costs included in research and development expenses were $4.0 million, or 1.5% of net revenue, and $2.8 million, or 1.5% of net revenue, for the six months ended December 31, 2008 and 2007, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.0% from 12.0%, while the cost of selling, general, and administrative activities increased $6.1 million, or 27.6%, to $28.3 million for the six months ended December 31, 2008 compared with $22.2 million for the six months ended December 31, 2007. The increase in selling, general, and administrative expenses primarily reflected a $4.5 million increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, employee benefits costs, share-based compensation costs, incentive compensation costs, and recruiting costs; a $779,000 increase in professional services fees; and a $363,000 increase in travel and related costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $6.7 million, or 2.6% of net revenue, and $4.5 million, or 2.4% of net revenue, for the six months ended December 31, 2008 and 2007, respectively.
Income from Operations.
(in thousands)

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
Income from operations	$44,370	$32,249	$12,121	37.6%

% of net revenue	17.2%	17.4%
     We generated operating income of $44.4 million, or 17.2% of net revenue, for the six months ended December 31, 2008 compared with $32.2 million, or 17.4% of net revenue, for the six months ended December 31, 2007. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 38.9% increase in net revenue, partially offset by a 70 basis point reduction in the gross margin percentage and a $15.8 million increase in operating expenses.

Non-Operating Income/(Loss).
(in thousands)

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
Interest income	$2,232	$6,008	$(3,776)	-62.8%
% of net revenue	0.9%	3.2%
Interest expense	(770)	(924)	154	-16.7%
% of net revenue	-0.3%	-0.5%
Gain on early retirement of debt	3,600	—	3,600	—
% of net revenue	1.4%	0.0%
Impairment of auction rate securities investments	(6,509)	—	(6,509)	—
% of net revenue	-2.5%	0.0%
Gain on settlement of debt	—	2,689	(2,689)	-100.0%
% of net revenue	0.0%	1.5%
Impairment of investment	—	(4,000)	4,000	-100.0%
% of net revenue	0.0%	-2.2%

Net non-operating income/(loss)	$(1,447)	$3,773	$(5,220)	-138.4%

% of net revenue	-0.6%	2.0%
     Interest Income. Interest income was $2.2 million for the six months ended December 31, 2008 compared with $6.0 million for the six months ended December 31, 2007. The $3.8 million decrease in interest income resulted from the combination of lower average invested cash balances and lower interest rates. The decrease in average invested cash balances during the past 12 months was primarily attributable to the use of $146.1 million for the purchase of our common stock in the open market, $55.7 million used for the early retirement of debt, and $9.5 million used for capital expenditures, partially offset by $92.0 million of cash flows from operations and $9.8 million of proceeds from stock option and employee stock purchase plan activity.
     Interest Expense. Interest expense decreased $154,000 to $770,000 for the six months ended December 31, 2008 compared with interest expense of $924,000 for the six months ended December 31, 2007. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The decline in interest expense primarily reflected the retirement of $59.7 million of our convertible notes during the period.
     Gain on Early Retirement of Debt. During the six-month period ended December 31, 2008, we repurchased and retired $59.7 million of our outstanding convertible notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs.
     Impairment of Auction Rate Securities Investments. During the six-month period ended December 31, 2008, a portion of our ARS investments were converted to auction rate preferred stock and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis, we reduced the carrying value of our ARS investments by $6.5 million through an other-than-temporary impairment charge to income.
     Gain on Settlement of Debt. In fiscal 1998, National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon. In fiscal 1998, under the equity method of accounting, we recorded our share of losses incurred by Foveon and reduced the carrying value of our equity investment to zero. The note plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered the 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in the six-month period ended December 31, 2007.
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

     In the six-month period ended December 31, 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.
Provision for Income Taxes.
(in thousands)

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
Income before provision for income taxes	$42,923	$36,022	$6,901	19.2%
Provision for income taxes	7,767	10,564	(2,797)	-26.5%
% of income before provision for income taxes	18.1%	29.3%
     The income tax provision of $7.8 million and $10.6 million for the six months ended December 31, 2008 and 2007, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six-month period ended December 31, 2008 was 18.1% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, the impact of tax-exempt interest income partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established. The effective tax rate for the six-month ended December 31, 2007 was 29.3% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a valuation allowance was established.
     Tax benefit associated with share-based compensation was approximately $3.7 million and $3.4 million for the six-month periods ended December 31, 2008 and 2007, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six-month periods ended December 31, 2008 and 2007 would have been 21.1% and 31.8%, respectively.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments were $136.8 million as of December 31, 2008 compared with $146.5 million as of June 30, 2008, a decrease of $9.7 million. During the six months ended December 31, 2008, the decrease in cash, cash equivalents, and short-term investments included the impact of $55.7 million used for the early retirement of debt and $5.8 million used for the purchase of capital equipment, partially offset by $42.0 million provided from operating cash flows and $6.2 million of proceeds from our share-based compensation plans.
     Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2008 generated cash of approximately $42.0 million compared with approximately $26.3 million of cash generated during the six months ended December 31, 2007. For the six months ended December 31, 2008, net cash provided by operating activities was primarily attributable to net income of $35.2 million plus adjustments for non-cash charges, including share-based compensation costs, deferred taxes, depreciation, amortization of debt issuance costs, gain on early retirement of debt, and impairment of ARS investments aggregating $15.9 million, partially offset by a $9.1 million net increase in operating assets and liabilities. The increase in operating assets and liabilities was primarily attributable to a $12.3 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period. For the six months ended December 31, 2007, net cash provided by operating activities was primarily attributable to net income of $25.5 million plus adjustments for non-cash charges, including impairment of investment, share-based compensation costs, depreciation, deferred taxes, amortization of debt issuance costs, and the impairment of software costs aggregating $15.4 million, partially offset by an $11.9 million net increase in operating assets and liabilities and a non-cash benefit of $2.7 million on the settlement of debt. The increase in operating assets and liabilities was primarily attributable to a $10.2 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period and an $8.1 million increase in inventory, reflecting an increase in our die bank, additional finished goods related to timing of delivery, and some hub inventory related to specific customers, partially offset by increases in income taxes and other accrued liabilities.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2008 generated net cash of $18.9 million compared with $55.6 million of net cash generated during the six months ended December 31, 2007. During the six months ended December 31, 2008, net cash generated by investing activities consisted of $34.2 million in proceeds from sales and maturities of short-term investments and $1.6 million in redemptions of ARS investments, partially offset by $11.0 million used for the purchase of short-term investments and $5.8 million used for the purchase of property and equipment. During the six months ended December 31, 2007, net cash generated by investing activities consisted of $212.7 million in proceeds from sales and maturities of short-term investments, partially offset by $153.7 million used for the purchase of short-term investments and $3.4 million used for the purchase of property and equipment.
     Cash Flows from Financing Activities. Net cash used in our financing activities for the six months ended December 31, 2008 was approximately $47.5 million compared with net cash provided by financing activities of $2.2 million for the six months ended December 31, 2007. Cash used in our financing activities for the six months ended December 31, 2008 was primarily attributable to $55.7 million for the early retirement of debt, partially offset by $6.2 million in proceeds from common stock issued under our share-based compensation plans and $2.9 million of excess tax benefit associated with share-based compensation. Cash provided by financing activities for the six months ended December 31, 2007 consisted primarily of $21.2 million in proceeds from common stock issued under our share-based compensation plans, partially offset by approximately $19.0 million of cash used for the purchase of 500,000 shares of treasury stock.
     Common Stock Repurchase Program. In July 2008, our Board of Directors authorized an additional $80 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2008, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million or an average cost of $26.12 per share under our authorized common stock purchase programs. None of our treasury shares were subject to the 3-for-2 stock split in August 2008, but if the treasury shares had been subject to the stock split the average cost of our treasury shares would have been $17.41. As of December 31, 2008, we had $82.6 million remaining under our common stock purchase program, which expires in 2010.
     Bank Credit Facility. We currently maintain a $20.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on March 1, 2009, has an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of December 31, 2008.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of the outstanding balance of $65.3 million. Accordingly, we will include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of December 31, 2008, none of the conditions for conversion of the Notes had occurred.
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
     $250 Million Shelf Registration. We are currently in the process of registering an aggregate of $250 million of common stock (including the associated rights), preferred stock, debt securities, depositary shares, warrants, purchase contracts, and units (collectively “securities”) for issuance in connection with the repayment of indebtedness outstanding from time to time and for working capital, capital expenditures, acquisitions, and repurchases of our common stock or other securities. Securities issued under the shelf registration generally will be freely tradeable after their issuance unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
     $100 Million Shelf Registration. We have registered an aggregate of $100 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradeable after their issuance unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
     Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our net revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, our convertible debt repurchases, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
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
     In the six-month period ended December, 2009, we reduced the carrying value of our ARS investments by $6.9 million, of which $6.5 million was accounted for as other-than-temporary impairment with a corresponding charge to income, and a net $369,000 was accounted for as temporary impairment through other comprehensive loss. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2008 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$73	$1	$1	$1	$70
Building leases	8	1	5	2	—

Total	$81	$2	$6	$3	$70

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our Notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the less than one year period would be increased by $65.3 million and no amounts would be due in more than one year.
     As of December 31, 2008, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We evaluated our existing eligible financial assets and liabilities and elected not to adopt SFAS 159 during the six months ended December 31, 2008; however, we may elect to adopt SFAS 159 in a future period should facts and circumstances change.
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
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. We adopted the provisions of FSP 157-3 at the beginning of fiscal 2009. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $1.3 million for the quarter ended December 31, 2008. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are designed and are effective to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In March 2006, Elantech Devices Corporation, or Elantech, filed a Complaint for Patent Infringement against us claiming that we infringed one of its patents and seeking damages, attorneys’ fees, and a permanent injunction against us infringing or inducing others to infringe the patent. In April 2006, we filed our Answer to the Complaint and Counterclaims against Elantech, claiming that Elantech infringed and induced infringement of four of our patents and seeking damages, attorneys’ fees, and a permanent injunction against infringing or inducing others to infringe.
     Elantech responded to our counterclaim denying liability and counterclaimed seeking an injunction and damages for alleged violations of California law. We subsequently filed a motion to dismiss the Elantech counterclaims that was granted in July 2006 with leave to amend the counterclaims after the adjudication of the patent infringement claims.
     The Elantech patent relates to recognizing and providing an indication of the presence of multiple fingers on a touchpad. We had previously developed additional ways to detect multiple fingers and have our own related patents. The Elantech infringement claims involved two versions of our software code (“Type 1 Code” and “Type 2 Code”) in certain products in which multiple finger detection is enabled.
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
     In November 2007, Elantech moved for partial summary judgment that products implementing the Type 2 Code with enabled finger counting functionality infringed the Elantech patent. In December 2007, Elantech moved for entry of a preliminary injunction against us importing, using, selling, or offering to sell certain products implementing the Type 2 Code with enabled finger counting functionality.
     In December 2007, we filed a Complaint for Patent Infringement against Elantech claiming that Elantech infringed one of our patents relating to detecting the presence of multiple fingers on a touchpad and seeking damages, attorneys’ fees, and an injunction. In January 2008, we moved for entry of summary judgment for infringement of the four Synaptics patents.
     In March 2008, the court, based on its infringement ruling, filed an order preliminarily enjoining us from making, using, selling, or importing into or offering to sell within the United States touchpad products containing our Type 2 firmware code with enabled multiple finger counting functionality. The court’s decision did not have a material effect on our business as we were not shipping any products that utilized the contested code.
     In April 2008, the court granted our motion for partial summary judgment holding that use of the corner tap, scrolling, edge motion, and drag features of Elantech’s touchpad products infringed four of our patents.
     In October 2008, we entered into a settlement and cross-license agreement with Elantech, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives. The financial statement impact of the settlement was not material to our financial results and is not expected to have a material impact on our future cash flows, results of operations, or financial position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In July 2008, our Board of Directors authorized the purchase of up to an additional $80 million of our common stock. The total remaining amount authorized for the purchase of our common stock is $82.6 million. There were no purchases under our stock repurchase program during the six-month period ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2008 Annual Meeting of Stockholders was held on October 21, 2008 for the purpose of electing three directors to serve for three-year terms expiring in 2011 and to ratify the appointment of KPMG LLP, an independent registered public accounting firm, as the independent auditor of our company for the fiscal year ending June 27, 2009.
     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2011 as set forth in the Proxy Statement

Nominee	Votes in Favor	Withheld
Francis F. Lee	28,732,923	118,036
Richard L. Sanquini	27,561,913	1,289,046
Nelson C. Chan	28,809,803	41,156
     The following directors’ terms of office continued after the 2008 Annual Meeting of Stockholders: Jeffrey Buchanan, Keith B. Geeslin, Thomas Tiernan and James L. Whims. Mr. Lee was elected Chairman of the Board and Mr. Faggin was elected Chairman Emeritus. Mr. Van Dell resigned as a member of the board on October 31, 2008.
     Additionally, ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the independent auditor of our company for the fiscal year ending June 27, 2009 was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
28,687,796	154,401	8,762	—
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 5, 2009	By: Name:	/s/ Francis F. Lee Francis F. Lee
	Title:	Chief Executive Officer

	By: Name:	/s/ Russell J. Knittel Russell J. Knittel
	Title:	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer