Form 10-Q
period 2009-03-28
SYNAPTICS INC
filed 2009-05-07
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at May 1, 2009: 34,304,370

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$146,080	$96,218
Short-term investments	28,376	50,298
Accounts receivable, net of allowances of $624 and $539, respectively	69,163	69,362
Inventories	15,859	21,065
Prepaid expenses and other current assets	4,003	3,417

Total current assets	263,481	240,360
Property and equipment, net of accumulated depreciation of $10,225 and $12,093, respectively	25,290	22,459
Goodwill	1,927	1,927
Non-current investments	29,911	37,946
Other assets	10,049	3,669

	$330,658	$306,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,894	$27,784
Accrued compensation	6,732	6,510
Income taxes payable	7,777	7,095
Convertible senior subordinated notes	65,303	—
Other accrued liabilities	12,198	9,120

Total current liabilities	123,904	50,509
Other liabilities	17,260	17,075
Convertible senior subordinated notes	—	125,000
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 43,201,638 and 42,500,535 shares issued, and 34,113,538 and 33,412,435 shares outstanding, at March 31, 2009 and June 30, 2008, respectively (1)	43	43
Additional paid-in capital	254,044	222,543
Less: 9,088,100 common treasury shares at March 31, 2009 and June 30, 2008, at cost (2)	(237,387)	(237,387)
Accumulated other comprehensive income (loss)	657	(2,317)
Retained earnings	172,137	130,895

Total stockholders’ equity	189,494	113,777

	$330,658	$306,361

(1)	All share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

(2)	The stock dividend was not paid on treasury shares; accordingly, the post-split quantity of common treasury shares for each period presented is unchanged from the pre-split quantity.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenue	$100,595	$78,861	$357,975	$264,203
Cost of revenue (1)	59,888	46,688	212,869	155,521

Gross margin	40,707	32,173	145,106	108,682

Operating expenses:
Research and development (1)	17,286	13,560	49,031	35,655
Selling, general, and administrative (1)	12,786	12,181	41,070	34,346

Total operating expenses	30,072	25,741	90,101	70,001

Income from operations	10,635	6,432	55,005	38,681
Interest income	538	2,293	2,770	8,301
Interest expense	(234)	(449)	(1,004)	(1,373)
Gain on settlement of debt	—	—	—	2,689
Gain on early retirement of debt	—	—	3,600	—
Impairment of investment	—	—	—	(4,000)
Impairment of auction rate securities investments	(2,894)	(2,237)	(9,403)	(2,237)

Income before provision for income taxes	8,045	6,039	50,968	42,061
Provision for income taxes	1,959	3,031	9,726	13,595

Net income	$6,086	$3,008	$41,242	$28,466

Net income per share:
Basic (2)	$0.18	$0.08	$1.22	$0.73

Diluted (2)	$0.17	$0.08	$1.17	$0.70

Shares used in computing net income per share:
Basic (2)	34,062	37,140	33,845	38,898

Diluted (2)	35,243	37,953	35,291	40,701

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$437	$377	$1,250	$966
Research and development	$2,295	$1,797	$6,273	$4,556
Selling, general, and administrative	$3,371	$2,680	$10,117	$7,146

(2)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$41,242	$28,466
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	17,640	12,668
Deferred taxes from share-based compensation	(5,818)	308
Tax benefit realized from share-based compensation	6,052	—
Excess tax benefit from share-based compensation	(6,052)	—
Depreciation of property and equipment	4,458	2,750
Impairment of software, property, and equipment costs	—	210
Amortization of debt issuance costs	465	645
Gain on settlement of debt	—	(2,689)
Gain on early retirement of debt	(3,600)	—
Impairment of auction rate securities	9,403	2,237
Impairment of investment	—	4,000
Changes in operating assets and liabilities:
Accounts receivable, net	199	(1,041)
Inventories	5,206	(8,250)
Prepaid expenses and other current assets	(586)	524
Other assets	(4,618)	4,772
Accounts payable	4,110	(2,323)
Accrued compensation	222	176
Income taxes	3,995	5,041
Other accrued liabilities	3,078	3,439
Other liabilities	24	(67)

Net cash provided by operating activities	75,420	50,866

Cash flows from investing activities
Purchases of short-term investments	(21,012)	(165,994)
Proceeds from sales and maturities of short-term investments	42,913	288,055
Proceeds from sales and maturities of non-current investments	1,625	—
Purchases of property and equipment	(7,289)	(5,927)

Net cash provided by investing activities	16,237	116,134

Cash flows from financing activities
Purchase of treasury stock	—	(128,400)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	9,105	23,322
Retirement of debt, net of discount	(55,656)	—
Excess tax benefit from share-based compensation	6,052	—
Payroll taxes for deferred stock units	(1,296)	—

Net cash used in financing activities	(41,795)	(105,078)

Net increase in cash and cash equivalents	49,862	61,922
Cash and cash equivalents at beginning of period	96,218	45,915

Cash and cash equivalents at end of period	$146,080	$107,837

Supplemental disclosures of cash flow information
Cash paid for interest	$447	$469

Cash paid for income taxes	$5,507	$2,673

See notes to condensed consolidated financial statements (unaudited).

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2009 and 2008 are 52-week periods ending on June 27, 2009 and June 28, 2008, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend was effective for stockholders of record on August 15, 2008 and was paid on August 29, 2008. All share and per share amounts contained herein for each period presented prior to the stock dividend date have been retroactively adjusted to reflect the stock split except for treasury shares.
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

     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net income	$6,086	$3,008	$41,242	$28,466

Denominator:
Shares, basic	34,062	37,140	33,845	38,898
Effect of dilutive share-based awards	1,181	813	1,446	1,803

Shares, diluted	35,243	37,953	35,291	40,701

Net income per share:
Basic	$0.18	$0.08	$1.22	$0.73

Diluted	$0.17	$0.08	$1.17	$0.70

     Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     The diluted net income per share amounts do not include the effect of 3,351,754, 4,057,362, 2,635,899, and 1,226,564 share-based awards that were outstanding during the three months ended March 31, 2009 and 2008 and the nine months ended March 31, 2009 and 2008, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
     Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, and convertible notes. Under the treasury stock method, shares associated with our convertible notes will be included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period. During the periods presented in the table above, the average common stock price did not exceed $33.69.
4. Cash Equivalents, Short-Term Investments, and Auction Rate Securities Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our non-current investments consist exclusively of auction rate securities (“ARS”). Both short-term and non-current investments are reported at fair value, with unrealized gains and losses, excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. A decline in the market value of a security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest earned on marketable securities is included in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.
     Our ARS investments, which have a par value of $45.7 million, have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful or upon redemption. During the nine months ended March 31, 2009, $1.6 million of our ARS investments were redeemed at par.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of March 31, 2009 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.
     As of March 31, 2009, none of our ARS investments were in default and all of our ARS investments continue to pay interest at the contractual rates, which generally reset every 28 days in connection with the scheduled auction dates. The contractual maturities for our ARS investments, which have maturity dates, are generally greater than nine years. In the nine months ended March 31, 2009, a portion of our ARS investments were converted into auction rate preferred stock, which has no maturity date. All of our ARS investments are investment grade; however, certain of our ARS investments are rated triple B, which is the lowest investment grade rating. In connection with our fair value analysis for the three months ended March 31, 2009, we recorded a $2.9 million other-than-temporary impairment charge, bringing the year to date other-than-temporary impairment charge to $9.4 million.
     The following table sets forth the various types of failed ARS investments we hold, including the original cost basis, type of impairment, new cost basis, and fair value (in thousands).

		Cumulative
	Original	Other-than-	New
	Cost	temporary	Cost	Unrealized	Fair
	Basis	Impairment	Basis	Loss/ (Gain)	Value
Student loans	$13,000	$1,233	$11,767	$—	$11,767

Closed end municipal and corporate funds	12,250	1,375	10,875	—	10,875
Credit linked notes	13,500	8,921	4,579	(572)	5,151

Preferred stock	5,000	4,551	449	45	404
Municipals	2,000	286	1,714	—	1,714

Total ARS	$45,750	$16,366	$29,384	$(527)	$29,911

     While the primary issue affecting all of our ARS investments is that of liquidity, we saw a decline in the credit ratings of some of our ARS investments during the year. We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.
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
     We measure financial assets and liabilities at fair value. SFAS 157 and the related guidance in FASB Staff Position (“FSP”) Nos. 157-1, 157-2, and 157-3 establish a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.
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
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2009 (in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3
Money market	$142,630	$—	$—
U.S. treasury bills	—	5,988	—
U.S. agencies	—	4,000	—
Commercial paper	—	1,199	—
Municipal securities	—	18,388	—
Auction rate securities	—	—	29,911

Total available-for-sale securities	$142,630	$29,575	$29,911

     The following table provides a summary of changes in fair value of our Level 3 financial assets from June 30, 2008 to March 31, 2009 (in thousands):

Balance as of June 30, 2008	$37,946
Net change in other comprehensive income from Level 3 financial assets	2,993
Other than temporary impairment	(9,403)
Redemptions	(1,625)

Balance as of March 31, 2009	$29,911

     There were no transfers in or out of our Level 3 assets during the nine months ended March 31, 2009.
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2009	2008
Raw materials	$11,459	$16,336
Finished goods	4,400	4,729

	$15,859	$21,065

     Periodically, we purchase inventory from our subcontractors when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up.

7. Product Warranties and Indemnifications
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
     Changes in our accrued warranty liability (included in other accrued liabilities) for the nine months ended March 31, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended
	March 31,
	2009	2008
Beginning accrued warranty	$390	$325
Provision for product warranties	1,674	424
Cost of warranty claims and settlements	(1,131)	(385)

Ending accrued warranty	$933	$364

Indemnifications
     In connection with certain third-party agreements, we are obligated to indemnify the third parties regarding any technology infringement by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification obligations.
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
     During the nine months ended March 31, 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs. The remaining $65.3 million outstanding balance of our Notes was reclassified to a current liability as our noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of March 31, 2009, none of the conditions for conversion of the Notes had occurred.
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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three and nine months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of revenue	$437	$377	$1,250	$966
Research and development	2,295	1,797	6,273	4,556
Selling, general, and administrative	3,371	2,680	10,117	7,146

Total	$6,103	$4,854	$17,640	$12,668

Income tax benefit recorded on share-based compensation	$1,712	$1,255	$5,449	$4,628

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated to be approximately four to five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our actual cash flow from operations or our cash position.
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
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under SFAS 123R, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During the nine months ended March 31, 2009, we recognized $6.1 million of tax benefit as additional paid-in capital.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 9,088,100 treasury shares were also available for issuance as of March 31, 2009. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
     Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan, as amended, (“the Plans”). Under the Plans, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant. Stock options granted to our employees generally are incentive stock options or qualified options under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
     The following table summarizes stock option activity and weighted average exercise prices for the nine months ended March 31, 2009 and the weighted average exercise prices and the aggregate intrinsic value as of March 31, 2009 for options outstanding and options exercisable. The aggregate intrinsic value is based on the closing price of our common stock on March 27, 2009 of $23.89 and excludes stock options with exercise prices above the closing price.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2008	6,148,275	$17.52
Granted	1,442,329	28.51
Exercised	(405,635)	14.75
Forfeited	(173,109)	22.41

Balance at March 31, 2009	7,011,860	19.82	$40,723

Exercisable at March 31, 2009	3,353,640	$15.16	$30,946

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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited, during the nine months ended March 31, 2009 and the balance and aggregate intrinsic value of DSUs as of March 31, 2009. The aggregate intrinsic value is based on the closing price of our common stock on March 27, 2009 of $23.89.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2008	573,447
Granted	317,530
Delivered	(154,103)
Forfeited	(33,680)

Balance at March 31, 2009	703,194	$16,799

     Of the shares deliverable to employees, 44,927 shares valued at $1.3 million were withheld during the nine months ended March 31, 2009 to meet statutory minimum tax withholding requirements.
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
     The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the nine months ended March 31, 2009 (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	185,604
Weighted average purchase price	$16.84
Cash received	$3,124
Aggregate intrinsic value	$592
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering period that commenced on July 1, 2008 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 275 employees. The modification resulted in incremental compensation costs, which were not material and which will be recognized on a straight-line basis through the remainder of the subscription period.
10. Gain from Settlement of Debt and Impairment of Investment
Gain from Settlement of Debt
     In fiscal 1998, we entered into agreements with National Semiconductor Corporation (“National”) with respect to the formation of a development-stage digital imaging products company, Foveon Inc. (formerly Foveonics, Inc. and referred to herein as “Foveon”). We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon, which increased our ownership interest in Foveon to 43%.
     In fiscal 1998, we recorded our share of losses incurred by Foveon under the equity accounting method on the basis of our proportionate ownership of voting convertible preferred stock and reduced the carrying value of this equity investment to zero as our share of losses incurred by Foveon exceeded the carrying value of our investment. The $1.5 million note to National plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we relinquished our 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a one-time non-operating gain upon settlement of debt in the amount of $2.7 million in the nine months ended March 31, 2008.
Impairment of Investment
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred for a cash investment of $4.0 million. The Series E preferred shares were convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares were also entitled to liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We are not obligated to provide additional funding to Foveon.
     In fiscal 2007, Foveon completed a Series F preferred financing receiving net proceeds of $13.8 million. The Series F preferred shareholders were entitled to a liquidation preference over the earlier non-Series F preferred shares and common shares.
     In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Assuming book value equals fair value of certain of Foveon’s assets, such as cash, accounts receivable, and accounts payable and no value for other tangible and intangible assets, a hypothetical liquidation of Foveon at December 31, 2007 would have benefited only Series F preferred shareholders. Consequently, we recognized a $4.0 million other-than-temporary impairment charge in the nine months ended March 31, 2008. In November 2008, Sigma Corporation acquired 100% of the outstanding stock of Foveon. We received no proceeds in connection with the acquisition transaction.
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
     The provision for income taxes of $2.0 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2009 was 24.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a full valuation allowance was established. The effective tax rate for the three months ended March 31, 2008 was 50.2% and diverged from the combined federal and state statutory rate primarily because of the impairment of an investment for which a full valuation allowance was established, partially offset by increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income.
     The income tax provision of $9.7 million and $13.6 million for the nine months ended March 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2009 was 19.1% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a full valuation allowance was established. The effective tax rate for the nine months ended March 31, 2008 was 32.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a full valuation allowance was established.
     The federal research tax credit was reinstated retroactive to January 1, 2008 by the Emergency Economic Stability Act of 2008 enacted on October 3, 2008. Accordingly, our effective tax rate for fiscal 2009 includes the benefit of the retroactive reinstatement of the federal research credit.
Unrecognized Tax Benefits
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), in fiscal 2008. In connection with our adoption of FIN 48, we did not recognize a cumulative effect adjustment. As of March 31, 2009, our gross unrecognized tax benefits of $17.9 million, which included $3.4 million of gross unrecognized tax benefits recognized during the nine months ended March 31, 2009 and accrued interest and penalties expense of $973,000 were classified as non-current income taxes payable and have been included in other liabilities on our balance sheet all of which, if recognized, would reduce our effective tax rate. No unrecognized tax benefit is expected to be paid within one year, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
     It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months, but an estimate of the range of possible changes cannot be made at this time due to the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue for or release in fiscal 2009 can not be reasonably estimated at this time.
Classification of Interest and Penalties
     Under FIN 48, our policy to classify interest expense and penalties, if any, as components of income tax expense did not change. An additional $86,000 of interest and penalties has been accrued during the three months ended March 31, 2009.
Tax Years and Examination
     Currently, we are required to file income tax returns in the United States, California, and the foreign tax jurisdictions in which we operate. The fiscal years that remain subject to examination by these jurisdictions are 2003 and onward. On September 10, 2007, we were notified by the California Franchise Tax Board that our fiscal year 2004 through 2005 returns were subject to audit. The statute of limitations for fiscal year 2004 has expired without any adjustment, but the audit of fiscal year 2005 is ongoing and no proposed assessment has been received.
12. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 51% and 82% of net revenue for the three months ended March 31, 2009 and 2008, respectively, and 57% and 79% of net revenue for the nine months ended March 31, 2009 and 2008, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
China	$74,875	$53,829	$233,542	$181,955
Taiwan	4,734	10,710	40,457	44,592
Korea	12,352	8,200	49,984	21,970
Japan	6,295	2,999	25,126	6,369
Other	2,339	3,123	8,866	9,317

	$100,595	$78,861	$357,975	$264,203

     Major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Customer A	24%	*	15%	*
Customer B	10%	*	10%	*
Customer C	*	10%	*	*
Customer D	*	*	*	10%

*	Less than 10%
     Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	March 31,	June 30,
	2009	2008
Customer A	15%	*
Customer B	14%	*
Customer C	*	12%
Customer D	*	12%

*	Less than 10%
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
     Our comprehensive income for the three and nine months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$6,086	$3,008	$41,242	$28,466
Net unrealized gain (loss) on available-for-sale investments	3,335	(834)	2,974	(4,652)

Total comprehensive income	$9,421	$2,174	$44,216	$23,814

     We recorded a net reduction in temporary impairment of $3.3 million and $3.0 million for the three and nine months ended March 31, 2009, respectively. Most of the reduction in temporary impairment is associated with our ARS investments and the recording of other-than-temporary impairment on those ARS investments, which previously had been assessed as temporarily impaired. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. While the primary issue affecting all of our ARS investments is that of liquidity, we have seen a decline in the credit ratings of some of our ARS investments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to evaluate our accounting for these investments quarterly.
14. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We evaluated our existing eligible financial assets and liabilities and at this time elected not to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 during the nine months ended March 31, 2009.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $1.1 million for the quarter ended March 31, 2009. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
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
     In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These pronouncements are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We elected not to adopt FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2 during our quarter ended March 31, 2009. We are currently evaluating the impact, if any, of the adoption of FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FASP FAS 115-2 and FAS 124-2 on our financial position, results of operations, and cash flows.

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
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to market penetration and market share in the notebook and digital lifestyle product markets; competition in the notebook and digital lifestyle product markets; revenue from the notebook and digital lifestyle product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; legal proceedings; liquidity and anticipated cash requirements; and our ability to provide local sales, operational, and engineering support to customers. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
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
     Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design human interface solutions for customers prior to and after the customers’ commitment to incorporate those solutions into their products. These expenses have generally increased reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
Investments
     We account for investment securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and related interpretations and staff positions. SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the hierarchal approach established under SFAS 157 to determine fair value of our investments, which we adopted at the beginning of fiscal 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of ARS, the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive loss in the equity section of our balance sheet, while other-than-temporary declines in fair value are recorded to earnings.
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
     Periodically, we purchase inventory from our subcontractors when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our subcontractors, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up.
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
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our actual cash flow from operations or our cash position.
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
Income Taxes
     We recognize federal, foreign, and state current tax liabilities or assets based on our estimate of taxes payable or refundable in the then current fiscal year for each tax jurisdiction. We also recognize federal, foreign, and state deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carryforwards and record a full valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and our judgment, are not expected to be realized. If our assumptions, and consequently our estimates, change in the future, the full valuation allowance we have established for our deferred tax assets may be changed, which could impact income tax expense.
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

Results of Operations
Three months ended March 31, 2009 compared with the three months ended March 31, 2008
Net Revenue.
(in thousands)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
PC applications	$50,758	$64,235	$(13,477)	-21.0%
% of net revenue	50.5%	81.5%
Digital lifestyle product applications	49,837	14,626	35,211	240.7%
% of net revenue	49.5%	18.5%

Net revenue	$100,595	$78,861	$21,734	27.6%

     Net revenue was $100.6 million for the quarter ended March 31, 2009 compared with $78.9 million for the quarter ended March 31, 2008, an increase of $21.7 million, or 27.6%. Of our third quarter fiscal 2009 net revenue, $50.8 million, or 50.5%, was from the personal computing market and $49.8 million, or 49.5%, was from the digital lifestyle product markets, including $42.0 million from mobile smartphones. The increase in net revenue for the quarter ended March 31, 2009 was attributable to a $35.2 million, or 240.7%, increase in net revenue from digital lifestyle product applications, partially offset by a $13.5 million, or 21.0%, reduction in net revenue from PC applications. Digital lifestyle product application net revenue growth resulted primarily from higher market penetration of our products in the mobile smartphone market. The decline in PC applications net revenue reflected the combination of the general weakness in the notebook market as a result of the global economic downturn and a reduced attach rate of our multimedia control solutions in notebook computers. The overall increase in net revenue was primarily attributable to a 9% increase in unit shipments, reflecting higher market penetration of our products in the mobile smartphone market and an overall higher-priced product mix, which included our ClearTouch screen solutions, partially offset by general competitive pricing pressure. Based on calendar year 2009 industry estimates, the notebook market is anticipated to decline approximately 4%; the digital music player market is anticipated to increase approximately 2%; and the mobile smartphone market is anticipated to increase approximately 9%.
Gross Margin.
(in thousands)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Gross Margin	$40,707	$32,173	$8,534	26.5%
% of net revenue	40.5%	40.8%
     Gross margin as a percentage of net revenue was 40.5%, or $40.7 million, for the quarter ended March 31, 2009 compared with 40.8%, or $32.2 million, for the quarter ended March 31, 2008. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decrease in gross margin as a percentage of net revenue primarily reflected a lower margin product mix and general competitive pricing pressure.

Operating Expenses.
(in thousands)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Research and development expenses	$17,286	$13,560	$3,726	27.5%
% of net revenue	17.2%	17.2%
Selling, general, and administrative expenses	12,786	12,181	605	5.0%
% of net revenue	12.7%	15.4%

Operating expenses	$30,072	$25,741	$4,331	16.8%

% of net revenue	29.9%	32.6%
     Research and Development Expenses. Research and development expenses remains unchanged as a percentage of net revenue at 17.2%, while the cost of research and development activities increased $3.7 million, or 27.5%, to $17.3 million for the three months ended March 31, 2009 compared with $13.6 million for the three months ended March 31, 2008. The increase in research and development expenses primarily reflected a $2.5 million increase in employee related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, increased share-based compensation costs, higher employee benefits costs, increased incentive compensation costs, higher recruiting costs, and a $1.1 million increase in infrastructure and support costs. Non-cash share-based compensation costs included in research and development expenses were $2.3 million, or 2.3% of net revenue, and $1.8 million, or 2.3% of net revenue, for the three months ended March 31, 2009 and 2008, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue from 15.4% to 12.7%, while selling, general, and administrative expenses increased $605,000, or 5.0%, to $12.8 million for the three months ended March 31, 2009 compared with $12.2 million for the three months ended March 31, 2008. The increase in selling, general, and administrative expenses primarily reflected a $1.4 million increase in employee related costs, resulting from share-based compensation costs, additional staffing, increased base compensation related to our annual performance review process, higher employee benefits costs, increased incentive compensation costs, and higher recruiting costs, partially offset by a $581,000 decrease in professional services costs and a $185,000 decrease in travel and related costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $3.4 million, or 3.4% of net revenue, and $2.7 million, or 3.4% of net revenue, for the three months ended March 31, 2009 and 2008, respectively.
Income from Operations.
(in thousands)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Income from operations	$10,635	$6,432	$4,203	65.3%

% of net revenue	10.6%	8.2%
     We generated operating income of $10.6 million, or 10.6% of net revenue, for the three months ended March 31, 2009 compared with approximately $6.4 million, or 8.2% of net revenue, for the three months ended March 31, 2008. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 27.6% increase in net revenue, partially offset by a $4.3 million increase in operating expenses and a 30 basis point reduction in the gross margin percentage.

Non-Operating Income/(Loss).
(in thousands)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Interest income	$538	$2,293	$(1,755)	-76.5%
% of net revenue	0.5%	2.9%
Interest expense	(234)	(449)	215	-47.9%
% of net revenue	-0.2%	-0.6%
Impairment of auction rate securities investments	(2,894)	(2,237)	(657)	29.4%
% of net revenue	-2.9%	-2.8%

Net non-operating income/(loss)	$(2,590)	$(393)	$(2,197)	559.0%

% of net revenue	-2.6%	-0.5%
     Interest Income. Interest income was $538,000 for the three months ended March 31, 2009 compared with $2.3 million for the three months ended March 31, 2008. The $1.8 million decrease in interest income resulted from the combination of lower average invested cash balances and lower interest rates. The decrease in average invested cash balances during the past 12 months was primarily attributable to the use of $36.6 million for the purchase of our common stock in the open market, $55.7 million for the early retirement of debt, and $8.4 million for capital expenditures.
     Interest Expense. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. Interest expense decreased $215,000 to $234,000 for the three months ended March 31, 2009 compared with $449,000 for the three months ended March 31, 2008. The decline in interest expense reflects the retirement of $59.7 million in principal amount of our convertible notes in the prior quarter.
     Impairment of Auction Rate Securities Investments. During the quarter ended March 31, 2009, we determined there was an other-than-temporary impairment of the carrying value of certain of our investments in ARS, which have continued to fail to clear at auction since February 2008. Accordingly, based on our fair value analysis and taking into account the period of time the fair value has been less than our cost we reduced the carrying value of our ARS investments by $2.9 million through an other-than-temporary impairment charge to income.
Provision for Income Taxes.
(in thousands)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Income before provision for income taxes	$8,045	$6,039	$2,006	33.2%
Provision for income taxes	1,959	3,031	(1,072)	-35.4%
% of income before provision for income taxes	24.4%	50.2%
     The provision for income taxes of $2.0 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2009 was 24.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a full valuation allowance was established. The effective tax rate for the three months ended March 31, 2008 was 50.2% and diverged from the combined federal and state statutory rate primarily because of the impairment of an investment for which a full valuation allowance was established, partially offset by increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income.
     Tax benefit associated with share-based compensation was approximately $1.7 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended March 31, 2009 and 2008 would have been 25.9% and 39.3%, respectively.

Nine months ended March 31, 2009 compared with the nine months ended March 31, 2008
Net Revenue.
(in thousands)

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
PC applications	$204,203	$207,304	$(3,101)	-1.5%
% of net revenue	57.0%	78.5%
Digital lifestyle product applications	153,772	56,899	96,873	170.3%
% of net revenue	43.0%	21.5%

Net revenue	$357,975	$264,203	$93,772	35.5%

     Net revenue was $358.0 million for the nine months ended March 31, 2009 compared with $264.2 million for the nine months ended March 31, 2008, an increase of $93.8 million, or 35.5%. Of our nine months fiscal 2009 net revenue, $204.2 million, or 57.0%, was from the PC applications and $153.8 million, or 43.0%, was from the digital lifestyle product applications, including $120.8 million from mobile smartphones. The increase in net revenue for the nine months ended March 31, 2009 was attributable to a $96.9 million, or 170.3%, increase in net revenue from digital lifestyle product applications, partially offset by a $3.1 million, or 1.5%, reduction in net revenue from PC applications. Digital lifestyle product application net revenue growth primarily resulted from higher market penetration of our products in the mobile smartphone market. The decline in PC applications net revenue reflected the combination of the general weakness in the notebook market as a result of the global economic downturn and a reduced attach rate of our multimedia control solutions in notebook computers. The overall increase in net revenue was primarily attributable to a 16% increase in unit shipments, reflecting higher market penetration of our products in the mobile smartphone market, and an overall higher-priced product mix, which included our ClearTouch screen solutions, partially offset by general competitive pricing pressure. Based on calendar year 2009 industry estimates, the notebook market is anticipated to decline approximately 4%; the digital music player market is anticipated to increase approximately 2%; and the mobile smartphone market is anticipated to increase approximately 9%.
Gross Margin.
(in thousands)

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
Gross Margin	$145,106	$108,682	$36,424	33.5%
% of net revenue	40.5%	41.1%
     Gross margin as a percentage of net revenue was 40.5%, or $145.1 million, for the nine months ended March 31, 2009 compared with 41.1%, or $108.7 million, for the nine months ended March 31, 2008. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decrease in gross margin as a percentage of net revenue primarily reflected a lower margin product mix and general competitive pricing pressure.
Operating Expenses.
(in thousands)

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
Research and development expenses	$49,031	$35,655	$13,376	37.5%
% of net revenue	13.7%	13.5%
Selling, general, and administrative expenses	41,070	34,346	6,724	19.6%
% of net revenue	11.5%	13.0%

Operating expenses	$90,101	$70,001	$20,100	28.7%

% of net revenue	25.2%	26.5%

     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue from 13.5% to 13.7%, and the cost of research and development activities increased $13.4 million, or 37.5%, to $49.0 million for the nine months ended March 31, 2009 compared with $35.7 million for the nine months ended March 31, 2008. The increase in research and development expenses primarily reflected an $8.5 million increase in employee compensation costs, resulting from additional staffing, increased base compensation related to our annual performance review process, share-based compensation costs, employee benefits costs, incentive compensation costs, and recruiting costs; a $2.8 million increase in infrastructure and support costs; and a $1.6 million increase in consulting and outside services costs. Non-cash share-based compensation costs included in research and development expenses were $6.3 million, or 1.8% of net revenue, and $4.6 million, or 1.7% of net revenue, for the nine months ended March 31, 2009 and 2008, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.5% from 13.0%, while selling, general, and administrative expenses increased $6.7 million, or 19.6%, to $41.1 million for the nine months ended March 31, 2009 compared with $34.3 million for the nine months ended March 31, 2008. The increase in selling, general, and administrative expenses primarily reflected a $5.9 million increase in employee compensation costs, resulting from higher share-based compensation costs, additional staffing, increased base compensation related to our annual performance review process, incentive compensation costs, employee benefits costs, and recruiting costs; a $423,000 increase in professional services fees; and a $405,000 increase in infrastructure and support costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $10.1 million, or 2.8% of net revenue, and $7.1 million, or 2.7% of net revenue, for the nine months ended March 31, 2009 and 2008, respectively.
Income from Operations.
(in thousands)

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
Income from operations	$55,005	$38,681	$16,324	42.2%

% of net revenue	15.4%	14.6%
     We generated operating income of $55.0 million, or 15.4% of net revenue, for the nine months ended March 31, 2009 compared with $38.7 million, or 14.6% of net revenue, for the nine months ended March 31, 2008. The increase in operating income primarily reflected the impact of the increase in operating leverage resulting from the 35.5% increase in net revenue, partially offset by a $20.1 million increase in operating expenses and a 60 basis point reduction in the gross margin percentage.

Non-Operating Income/(Loss).
(in thousands)

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
Interest income	$2,770	$8,301	$(5,531)	-66.6%
% of net revenue	0.8%	3.1%
Interest expense	(1,004)	(1,373)	369	-26.9%
% of net revenue	-0.3%	-0.5%
Gain on early retirement of debt	3,600	—	3,600	—
% of net revenue	1.0%	0.0%
Impairment of auction rate securities investments	(9,403)	(2,237)	(7,166)	320.3%
% of net revenue	-2.6%	-0.8%
Gain on settlement of debt	—	2,689	(2,689)	-100.0%
% of net revenue	0.0%	1.0%
Impairment of investment	—	(4,000)	4,000	-100.0%
% of net revenue	0.0%	-1.5%

Net non-operating income/(loss)	$(4,037)	$3,380	$(7,417)	-219.4%

% of net revenue	-1.1%	1.3%
     Interest Income. Interest income was $2.8 million for the nine months ended March 31, 2009 compared with $8.3 million for the nine months ended March 31, 2008. The $5.5 million decrease in interest income resulted from the combination of lower average invested cash balances and lower interest rates. The decrease in average invested cash balances during the past 12 months was primarily attributable to the use of $36.6 million for the purchase of our common stock in the open market, $55.7 million for the early retirement of debt, and $8.4 million for capital expenditures.
     Interest Expense. Interest expense decreased $369,000 to $1.0 million for the nine months ended March 31, 2009 compared with interest expense of $1.4 million for the nine months ended March 31, 2008. Interest expense primarily reflected the combination of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The decline in interest expense primarily reflected the retirement of $59.7 million in principal amount of our convertible notes during the nine-month period.
     Gain on Early Retirement of Debt. During the nine months ended March 31, 2009, we repurchased and retired $59.7 million of our outstanding convertible notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs.
     Impairment of Auction Rate Securities Investments. During the nine months ended March 31, 2009, a portion of our ARS investments were converted to auction rate preferred stock and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis and taking into account the period of time the fair value has been less than our cost, we reduced the carrying value of our ARS investments by $9.4 million through an other-than-temporary impairment charge to income.
     Gain on Settlement of Debt. In fiscal 1998, National loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon. In fiscal 1998, under the equity method of accounting, we recorded our share of losses incurred by Foveon and reduced the carrying value of our equity investment to zero. The note plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered the 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in the nine months ended March 31, 2008.
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

     In the nine months ended March 31, 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.
Provision for Income Taxes.
(in thousands)

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
Income before provision for income taxes	$50,968	$42,061	$8,907	21.2%
Provision for income taxes	9,726	13,595	(3,869)	-28.5%
% of income before provision for income taxes	19.1%	32.3%
     The income tax provision of $9.7 million and $13.6 million for the nine months ended March 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2009 was 19.1% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a full valuation allowance was established. The effective tax rate for the nine months March 31, 2008 was 32.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes and the impairment of an investment for which a full valuation allowance was established.
     The federal research tax credit was reinstated retroactive to January 1, 2008 by the Emergency Economic Stability Act of 2008 enacted on October 3, 2008. Accordingly, our effective tax rate includes the benefit of the retroactive reinstatement of the federal research credit.
     Tax benefit associated with share-based compensation was approximately $5.4 million and $4.6 million for the nine months ended March 31, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2009 and 2008 would have been 22.1% and 33.3%, respectively.
Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments, which exclude ARS investments, were $174.5 million as of March 31, 2009 compared with $146.5 million as of June 30, 2008, an increase of approximately $28.0 million. This increase primarily reflected $75.4 million provided from operating cash flows, $9.1 million of proceeds from our share-based compensation plans, and $6.1 million excess tax benefit from shared-based compensation, partially offset by $55.7 million used for the early retirement of debt and $7.3 million used for the purchase of capital equipment. The earnings of our foreign subsidiaries are considered indefinitely invested overseas, and no provision has been made for income or withholding taxes that may result from a future repatriation of those earnings.
     Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2009 generated cash of approximately $75.4 million compared with approximately $50.9 million of cash generated during the nine months ended March 31, 2008. For the nine months ended March 31, 2009, net cash provided by operating activities was primarily attributable to net income of $41.2 million plus adjustments for non-cash charges, including share-based compensation costs, deferred taxes, depreciation, amortization of debt issuance costs, gain on early retirement of debt, and impairment of ARS investments aggregating $22.5 million, and an $11.6 million net decrease in operating assets and liabilities. The decrease in operating assets and liabilities was primarily attributable to a $5.2 million decrease in inventory, resulting from our efforts to manage inventories to lower levels. For the nine months ended March 31, 2008, net cash provided by operating activities was primarily attributable to net income of $28.5 million plus adjustments for non-cash charges, including impairment of investment, impairment of auction rate securities investments, share-based compensation costs, depreciation, deferred taxes, gain on settlement of debt, and amortization of debt issuance costs aggregating $20.1 million and a net decrease in operating assets and liabilities of $2.3 million.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine months ended March 31, 2009 generated net cash of $16.2 million compared with $116.1 million of net cash generated during the nine months ended March 31, 2008. During the nine months ended March 31, 2009, net cash generated by investing activities consisted of $42.9 million in proceeds from sales and maturities of short-term investments and $1.6 million in redemptions of ARS investments, partially offset by $21.0 million used for the purchase of short-term investments and $7.3 million used for the purchase of property and equipment. During the nine months ended March 31, 2008, net cash generated by investing activities consisted of $288.1 million in proceeds from sales and maturities of short-term investments, partially offset by $166.0 million used for the purchase of short-term investments and $5.9 million used for the purchase of property and equipment.
     Cash Flows from Financing Activities. Net cash used in our financing activities for the nine months ended March 31, 2009 was approximately $41.8 million compared with net cash used in financing activities of $105.1 million for the nine months ended March 31, 2008. Cash used in our financing activities for the nine months ended March 31, 2009 was primarily attributable to $55.7 million for the early retirement of debt and $1.3 million of payroll taxes for deferred stock units, partially offset by $9.1 million in proceeds from common stock issued under our share-based compensation plans and $6.1 million of excess tax benefit associated with share-based compensation. Cash used in financing activities for the nine months ended March 31, 2008 consisted primarily of $128.4 million of cash used for the purchase of 4.5 million shares of treasury stock, partially offset by $23.3 million in proceeds from common stock issued under our stock option plans and employee stock purchase plan.
     Common Stock Repurchase Program. In July 2008, our Board of Directors authorized an additional $80 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2009, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million, or an average cost of $26.12 per share, under our authorized common stock purchase program. None of our treasury shares were subject to the 3-for-2 stock split in August 2008, but if the treasury shares had been subject to the stock split, the average cost of our treasury shares would have been $17.41. As of March 31, 2009, we had $82.6 million remaining under our common stock purchase program, which expires in 2010.
     Bank Credit Facility. We currently maintain a $20.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on June 1, 2009, has an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of March 31, 2009.
     Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of Notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years.
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
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of March 31, 2009, none of the conditions for conversion of the Notes had occurred.
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
     $250 Million Shelf Registration. We have registered an aggregate of $250 million of common stock (including the associated rights), preferred stock, debt securities, depositary shares, warrants, purchase contracts, and units (collectively “securities”) for issuance for various purposes, including the repayment of indebtedness outstanding from time to time and for working capital, capital expenditures, acquisitions, and repurchases of our common stock or other securities. Securities issued under the shelf registration generally will be freely tradeable after their issuance unless held by an affiliate of our company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
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
     During the nine months ended March 31, 2009, we reduced the carrying value of our ARS investments by $6.4 million, of which $9.4 million was accounted for as other-than-temporary impairment with a corresponding charge to income, offset by a net change of $3.0 million in other comprehensive income. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2009 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$73	$—	$1	$1	$71
Leases and other commitments	18	8	9	1	—

Total	$91	$8	$10	$2	$71

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Our Notes include a provision allowing the noteholders to require us, at the noteholders’ discretion, to repurchase their notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the above schedule, but if all the noteholders elected to exercise their rights to require us to repurchase their notes on December 1, 2009, then our contractual obligations for the less than one year period would be $65.8 million and no amounts would be due in more than one year.
     As of March 31, 2009, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits and, accordingly, have been excluded from the table.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We evaluated our existing eligible financial assets and liabilities and at this time elected not to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 during the nine months ended March 31, 2009; however, we may elect to adopt SFAS 159 in a future period should facts and circumstances change.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $1.1 million for the quarter ended March 31, 2009. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
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
     In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These pronouncements are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We elected not to adopt FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2 during our quarter ended March 31, 2009. We are currently evaluating the impact, if any, of the adoption of FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FASP FAS 115-2 and FAS 124-2 on our financial position, results of operations, and cash flows.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There were no material developments in any legal proceedings during the quarter ended March 31, 2009. Reference is made to our Form 10-Q Report for the quarter ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     In July 2008, our Board of Directors authorized the purchase of up to an additional $80 million of our common stock. The total remaining amount authorized for the purchase of our common stock is $82.6 million, which expires in 2010. There were no purchases under our stock repurchase program during the nine months ended March 31, 2009.

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

SYNAPTICS INCORPORATED

Date: May 7, 2009	By:	/s/ Francis F. Lee

	Name:	Francis F. Lee
	Title:	Chief Executive Officer

	By:	/s/ Russell J. Knittel

	Name:	Russell J. Knittel
	Title:	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer