Form 10-K
period 2009-06-30
SYNAPTICS INC
filed 2009-08-24
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
          The aggregate market value of Common Stock held by nonaffiliates of the registrant (28,377,263 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 26, 2008 of $14.66, was $416,010,676. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
          As of August 15, 2009, there were outstanding 33,937,192 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
          Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2009
Statement Regarding Forward-Looking Statements
          The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2010 and thereafter; technological innovations; products or product development, including their performance, market position, and potential; our product development strategies; competitive factors; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

-i-

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
          We are a market leader in providing human interface solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones and portable digital music players. We generally supply custom designed human interface solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. Through our OneTouch offering, we offer not only our custom module solutions but also enable our customers to access our technologies to develop their own human interface designs for capacitive button and scrolling applications for products such as mobile smartphones and feature phones, portable digital music and video players, and notebook peripherals.
          Our website is www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 under the Securities Exchange Act. These reports are available immediately after their electronic filing with the SEC. The website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.
          Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. For ease of presentation, each fiscal year referenced in this Form 10-K has been shown as ending on June 30.
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
          The latest industry projections for notebook unit growth for the period 2009-2013 show a compound annual growth rate of 18% compared with 1% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content, which is expanding on a daily basis. Within the notebook market, mini notebooks designed primarily for wireless communications and access to the internet, or netbooks, are expected to grow 128% in calendar 2009 over 2008 and are expected to account for 17% of the overall notebook market for calendar 2009. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added human interface solutions for each of the key end-user preferences, which will be enhanced by the adoption of multifunction touch pads, including additional functionality, such as multi-touch gesture recognition. We also believe we are well positioned within the netbook market as our notebook product lines of touch pads and pointing sticks allow us to address 100% of the notebook market.

Digital Lifestyle Product Markets
          We believe our intellectual property portfolio, our experience in providing human interface solutions to major OEMs of electronic devices, and our proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing digital lifestyle trend. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing, communications, and entertainment devices within the digital lifestyle products markets. Digital lifestyle products include mobile smartphones and feature phones, portable digital music and video players, remote controls, and GPS devices, as well as a variety of mobile, handheld, wireless, and entertainment devices. Our array of human interface solutions for digital lifestyle products include the ScrollStrip and TouchRing, which are scrolling solutions allowing users to navigate efficiently through menus and content; LightTouch capacitive buttons, which provide illuminated button functionality; and our MobileTouch, NavPoint, and our ClearTouch solutions. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability enable us to serve multiple aspects of the markets for digital lifestyle products and other electronic devices.
          We anticipate that our human interface solutions for mobile smartphones and feature phones will constitute an increasing portion of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones was not material until the fourth quarter of fiscal 2008, but accounted for approximately 35% of our net revenue in fiscal 2009. Our ongoing success in serving the mobile smartphone market will depend upon the continued growth of that portion of the overall mobile phone market, the utilization of high-functionality interactive capacitive touch screens rather than mechanical buttons or resistive touch screens as the human interface for application access and control in those products, our ability to demonstrate to mobile smartphone OEMs, including those with which we have had no prior relationship, the advantages of our human interface solutions in terms of performance, usability, size, durability, power consumption, and industrial design possibilities, and the success of products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touch screen fulfillment model that encompasses chip to end-to-end solutions, including a complete touch screen module that includes a capacitive sensor, controller ASIC, associated electronics, and firmware and software, enabling OEMs quickly to integrate capacitive touch screens into new handset designs rather than doing or procuring the systems engineering and design work, purchasing the components separately, and coordinating with a module manufacturer to perform the assembly and testing.
          Industry projections for the mobile phone market for the 2009-2013 period show a compound annual growth rate of 7% for the overall market and a compound annual growth rate of 17% for the mobile smartphone market, reflecting the trend towards increased interest among non-business consumers and the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer oriented market.
          Industry projections for the portable digital music player market for the 2008-2011 period suggest that the market is declining at an annual rate of 2% for the overall market but growing at a compound annual rate of 47% for the video capable MP3 players market, reflecting the trend towards portable digital entertainment devices with advanced capabilities, such as built-in video playback capabilities. These products require a simple, durable, and intuitive human interface solution to enable the user to navigate efficiently through menus and scroll through extensive play lists, songs, and videos contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, and the acceptance of our human interface solutions by OEMs in this market.
Our Strategy
          Our objective is to continue to enhance our position as a leading supplier of human interface solutions for the PC market and for the markets for digital lifestyle products, including smartphones and feature phones. Key aspects of our strategy to achieve this objective include those set forth below.
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
Capitalize on Growth of New Markets
          We intend to capitalize on the growth of new markets, including the digital lifestyle products markets, including smartphones and feature phones and netbooks, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive human interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively to pursue new technologies as new markets evolve that demand new solutions.
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
          We plan to increase our business with existing customers and attract new customers by offering both custom design full solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable them to develop their own human interface designs for capacitive buttons and scrolling applications in products such as mobile smartphones and feature phones, portable digital music and video players, and PC peripherals. As a result, customers have a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or our OneTouch solution, which offers a flexible alternative when design integration or quick turns are important.
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
          Our human interface solutions are intended to satisfy our customers’ specification needs, including features and functionality, industrial design, mechanical, and electrical requirements. Our products also offer unique integration options, including allowing our capacitive sensors to be placed underneath the plastic of the device, which allows for streamlined and stylized designs, incorporating LEDs to indicate status or enhance industrial design, and incorporating tactile indicators, including ridges, Braille bumps, and textures designed to provide the user with additional feedback.
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
TouchPad
          Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement and provides a platform for interactive input. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface solutions for both the consumer and corporate markets. Our TouchPad solutions offer various advanced features, including the following:
•	Linear scrolling. This feature enables the user to scroll through any document by swiping a finger along the side or bottom of the TouchPad.

•	Customizable tap zones. These zones permit designated portions of the TouchPad to be used to simulate mouse clicks, launch applications, and perform other selected functions.

•	EdgeMotionTM. This feature permits cursor movement to continue when a user’s finger reaches the edge of the TouchPad.

•	Tapping and dragging of icons. This feature allows the user to simply tap and hold on an icon in order to drag it, rather than being forced to hold a button down in order to drag an icon.

•	Multi-finger gestures. This feature allows the user to designate specific actions when more than one finger is used on the TouchPad, including pinch, momentum, ChiralMotion, three finger flick, two finger scrolling, three fingers down, and PivotRotate.
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
NavPoint
          The NavPoint solution offers users improved functionality and versatility in accessing and managing content in handheld devices through specifically designed navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation.
TouchButtons
          TouchButtons provides capacitive button and scrolling controls for an easy-to-use and stylish interface solution that replaces mechanical buttons. Button arrays and ScrollStrips can be programmed to perform various functions, such as controls for multimedia, displays and device settings in notebook PCs, multimedia keyboards, MP3 players, digital photo frames, monitors, and other digital lifestyle products. TouchButton interfaces are designed for integration under the plastic face of a device, allowing for a sealed, durable, and thin design, which can be coupled with LEDs. OEMs can incorporate TouchButtons into their products by designing their own button or scrolling, or combination of button and scrolling interface using our OneTouch offering or though our custom designed interface module.
ClearPad
          ClearPad consists of a transparent, thin capacitive touchscreen that can be placed over any viewable surface, including display modules, such as LCDs or OLEDs. Similar to our traditional TouchPad, our ClearPad has various distinct advantages, including light weight; low profile form factor; high reliability, durability, and accuracy; and low power consumption. ClearPad can be mounted on or under curved surfaces, providing for unique and sleek industrial designs. ClearPad enables the user to interact directly with the display on electronic devices, such as mobile smartphones and feature phones.

ClearButtons
          ClearButtons is an extension of our core capacitive sensing technology that has been used in TouchPad solutions for notebook PCs, smartphones, and feature phones. ClearButtons is a clear sensor that can be mounted under plastic, providing OEMs with easy integration and attractive design options for scrolling and buttons.
Synaptics OneTouch Design Studio
          OneTouch is a configurable solution based on our capacitive sensing technology, which includes a capacitive sensing ASIC, easy-to-use design tools, documentation, and technical support, that enables customers to develop their own custom interface designs in-house for capacitive buttons and scrolling applications in various products, including mobile smartphones and feature phones, portable digital media players, and PC peripherals, such as monitors, keyboards, mice, and remote controls. OneTouch increases our reach from a customer standpoint by offering them an alternative and flexible way to leverage our technology and know-how whether through our traditional custom module solution or through the OneTouch capability that allows them to implement capacitive sensing in-house when design integration or quick design turns are important.
Capabilities
          Our products are supported by a variety of feature capabilities allowing for further product differentiation and easy customer integration.
Synaptics Gesture Suite
          Synaptics Gesture Suite, or SGS, provides users with an intuitive way to interact productively with their notebook systems. SGS 9.1 was developed by analyzing the most common workflows from entertainment activities, such as viewing photos and listening to music, to productivity activities, such as accessing emails and presentations. The result is an intelligent usability model that makes it intuitive for consumers to understand and discover features easily, resulting in a better user experience. SGS 9.1 represents a growing portfolio of gestures available on our interface solutions. These new gestures are compatible with a wide range of Microsoft Windows applications and enhance the value and productivity of notebook PCs and peripheral devices that use our Touchpads. Gestures currently in the market include Pinch, Pivot Rotate, ChiralMotion Scrolling, Two-Finger Scrolling, Three-Finger Flick, and Three-Finger Down.
Enhanced Gesture Recognition
          Enhanced Gesture Recognition, or EGR, is a collection of ClearPad gestures included in our firmware. Customers can easily enable SingleTouch gestures, such as Tap, Double Tap, Press, and Flick, as well as DualTouch gestures, such as Pinch and Pivot Rotate, for ClearPad directly from our touch module firmware. No additional recognition software is required on the host processor to implement these gestures. This approach lowers host processor resource requirements and ensures that gestures are implemented using our proven pattern-recognition technology.
Dual Mode for TouchPad and NavPoint
          Dual Mode-enabled TouchPad and NavPoint interfaces allow users to switch between cursor control and icon-based controls on the TouchPad or NavPoint surface. In default mode, a Dual Mode-enabled TouchPad provides the same cursor control for on-screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, control icons illuminate on the TouchPad surface.
          Dual Mode functionality offers a variety of customization options to OEMs, including tap zones for launching applications and multimedia controls, scrolling zones to adjust volume, and programmable buttons to enable end users to choose their application of choice to launch through our Dual Mode driver. To regain cursor control, the user simply taps the mode switch button and the illuminated icons disappear, allowing the user to control the cursor for on-screen navigation.
Proximity Sensing
          Proximity sensing technology enables users to interact with consumer electronics without touch. With this technology, sensors in a device, such as a notebook PC, mobile phone, peripheral, or digital photo frame, sense the presence of a user’s hand to activate a function. These sensors can illuminate LEDs for discoverable buttons, immediately wake devices from power-saving mode, or activate other functionality.
ChiralMotion Gesture
          With our ChiralMotion Gesture technology, the user can apply one continuous circular motion to initiate precise and fine-tuned scrolling on any two-dimensional input surface, such as our TouchPad, NavPoint, and ClearPad solutions.
          ChiralMotion technology is well-suited for small handheld products, such as feature-rich mobile handsets, personal navigation systems, and personal media players that require easy access for entertainment, music, and other digital files. Scrolling through long documents or pages on a notebook PC becomes simple when using a TouchPad enhanced with ChiralMotion and reversing the direction of scrolling simply requires the user to reverse the circular motion of their finger.
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
Technologies
          We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, pattern recognition, and touch sensing technologies. With 103 U.S. patents in force and 89 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create barriers for competitors and allow us to provide human interface solutions in a variety of high-growth market segments.
          Our broad line of human interface solutions currently is based upon the following key technologies:
•	capacitive position sensing technology;

•	capacitive force sensing technology;

•	transparent capacitive position sensing technology;

•	pattern recognition technology;

•	mixed signal integrated circuit technology; and

•	proprietary microcontroller technology.
          In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Windows Vista, Windows 7, Mac OS, Pocket PC, Palm OS, Symbian, UNIX, and LINUX, provides us with a competitive advantage.

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
          Mixed Signal Integrated Circuit Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface. Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.
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
Research and Development
          We conduct ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development focuses on advancing our existing interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our vision is to offer human interface solutions, such as touch, handwriting, vision, and voice capabilities, that can be readily incorporated into varied electronic devices.

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
          As of June 30, 2009, we employed 317 people in our technology, engineering, and product design functions in the United States, Taiwan, Hong Kong, Korea, Japan and China. Our research and development expenses were approximately $39.4 million, $50.1 million, and $68.0 million in fiscal 2007, 2008, and 2009, respectively.
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
          We hold 103 U.S. patents in force and have 89 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws and the source code for our proprietary software is protected under applicable trade secret laws.
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
Customers
          Our customers include many of the world’s largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers, including mobile smartphone and feature phone OEMs. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing human interface solutions. We believe our strong relationship with our OEM customers, many of which are currently developing digital lifestyle products, will position us as a source of supply for their product offerings.
          Our industry leading OEM customers in fiscal 2009 included the following:
•	Acer

•	Asustek

•	Dell

•	Google

•	Hewlett-Packard

•	HTC

•	Lenovo

•	LG Electronics

•	Samsung

•	Sharp

•	Sony

•	Toshiba
          We generally supply custom-designed products to our OEM customers through their contract manufacturers. We sell our custom-designed products directly to these contract manufacturers, which include Compal, Hon Hai, Inventec, Kuroda, S-Mac, TPK Touch Solutions, Wistron, and Zhan Yun Shanghai Electronics. Sales to TPK Touch Solutions and Inventec accounted for approximately 14% and 11%, respectively, of our net revenue for fiscal 2009. Sales to Zhan Yun Shanghai Electronics accounted for approximately 10% of our net revenue for fiscal 2008. No other customer accounted for more than 10% of our net revenue for either fiscal 2008 or 2009. We supply our OneTouch solution directly to our OEM customers.
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
Strategic Relationships
          We have used strategic relationships to enhance our ability to offer value-added customer solutions in the past. We intend to enter into additional strategic relationships with companies that may help us serve our target markets.
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
          We currently employ 104 sales and marketing professionals. We maintain eight customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, Hong Kong, and Switzerland. In addition, we utilize sales representatives in Korea, Singapore, and Malaysia and sales distributors in Japan and Taiwan.
          International sales constituted approximately 99% of our revenue for each of fiscal 2007, 2008, and 2009. Approximately 75% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and digital lifestyle product OEMs. All of our sales were denominated in U.S. dollars.
Manufacturing
          We employ a virtual manufacturing platform through third-party relationships. We currently utilize three semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our OneTouch products.
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
          Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.
Backlog
          As of June 30, 2009, we had a backlog of orders of $62.8 million, an increase of $12.5 million compared with a backlog of orders as of June 30, 2008 of $50.3 million. The increase in backlog is primarily related to the timing of customer orders. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Competition
          Our principal competitors in the sale of notebook touch pads are Alps Electric, a Japanese conglomerate, and Elan Microelectronics, a Taiwanese company, and our principal competitor in the sale of notebook pointing sticks is Alps. In the markets for digital lifestyle products and other electronic devices, our competitors include Cypress, Atmel, Melfas, Elan, and various other companies involved in human interface solutions. In certain cases, large OEMs may develop alternative human interface solutions for their own products or provide key components for use in designing human interface solutions.
          In the notebook human interface market, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our human interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the notebook computer market that uses solely a pointing stick rather than a touch pad as the human interface as well as the notebook market that uses dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position as we can provide OEMs with the following advantages:
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
          In the human interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and pattern recognition technologies. We believe our solutions-based engineering expertise coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. New competitors, alliances among competitors, or alliances among competitors and OEMs also may emerge and allow competitors to rapidly acquire significant market share. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touch screen fulfillment model that encompasses chip to end-to-end solutions, including a complete touch screen module that includes a capacitive sensor, controller ASIC, associated electronics, and firmware and software, enabling OEMs quickly to integrate capacitive touch screens into new handset designs rather than doing or procuring the systems engineering and design work, purchasing the components separately, and coordinating with a module manufacturer to perform the assembly and testing.
          Furthermore, our competitors or our customers may develop technologies in the future that more effectively address the human interface needs of the notebook market and digital lifestyle product markets. Our sales, profitability, and success depend on our ability to compete with other suppliers of human interface solutions and components used in human interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our human interface solutions.
Employees
          As of June 30, 2009, we employed a total of 524 persons, including 103 in finance, administration, and operations; 104 in sales and marketing; and 317 in research and development. Of these employees, 336 were located in

North America, 185 in Asia/Pacific, and three in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
          Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.
Executive Officers
          The following table sets forth certain information regarding our executive officers as of July 31, 2009:

Name	Age	Position

Thomas J. Tiernan	46	President, Chief Executive Officer, and Director

Russell J. Knittel	59	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer

Kathleen A. Bayless	53	Senior Vice President — Finance

Gopal K. Garg	47	Senior Vice President, Corporate Marketing & Handheld Business

David B. Long	48	Vice President of World Wide Sales

Joseph D. Montalbo	53	Senior Vice President of Engineering

Alex Wong	54	Vice President of World Wide Operations

Mark N. Vena	47	Vice President, PC Business
          Thomas J. Tiernan has been Chief Executive Officer of our company since July 2009 and the President and a director of our company since July 2008. Mr. Tiernan served as Chief Operating Officer of our company from July 2008 to July 2009, as Executive Vice President and General Manager of our company from July 2007 until July 2008, and as Senior Vice President of our company from March 2006 until July 2007. Prior to joining our company, Mr. Tiernan served as Vice President and General Manager of Symbol Technologies’ Mobile Computing Division. From 1985 to 2004, Mr. Tiernan held various management and executive positions at Hewlett-Packard, including running the Network Storage business in the Americas, the Enterprise Systems business in Asia Pacific, and the PC business in Japan. Mr. Tiernan holds a Bachelor’s Degree in Electrical Engineering from California State Polytechnic University and a Masters of Science in Computer Engineering from Santa Clara University.
          Russell J. Knittel has been Executive Vice President of our company since July 2007 and Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company since November 2001. Effective September 1, 2009, Mr. Knittel will retire as Chief Financial Officer, Secretary, and Treasurer of our company. Mr. Knittel will continue as Executive Vice President of our company for at least the remainder of the calendar year. Upon retiring from management, Mr. Knittel will be joining our Board of Directors. Mr. Knittel served as Senior Vice President of our company from November 2001 until July 2007. He served as the Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 through October 2001. Mr. Knittel served as Vice President and Chief Financial Officer of Probe Technology Corporation from May 1999 to March 2000. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.
          Kathleen A. Bayless has been the Senior Vice President — Finance of our company since March 2009. On August 20, 2009, we made formal the appointment of Ms. Bayless as Chief Financial Officer, Secretary, and Treasurer of our company, effective September 1, 2009. Ms. Bayless spent thirteen years at Komag, a leading supplier, of thin-film disks, to the disk drive industry where she served most recently as Executive Vice President, Secretary, and Chief Financial Officer. Ms. Bayless holds a Bachelor of Science degree from California State University Fresno and is a certified public accountant.

          Gopal K. Garg has been Senior Vice President, Corporate Marketing & Handheld Business of our company since August 2008. Mr. Garg previously worked at Cypress, where he was Vice President and General Manager of the Communication Business and the Power Electronics Business. He has held positions across multiple functions, including product management, strategic marketing, business development, mergers and acquisitions, and chip design. He began his career at Semiconductor Complex Ltd, and later Arcus Technology, which was acquired by Cypress. He holds a Bachelor of Science degree in Electrical Engineering from Birla Institute of Technology & Science in Pilani India, and an Masters of Business Administration from Panjab University India.
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
          Joseph D. Montalbo has been the Senior Vice President of Engineering of our company since January 2008. From April 2005 until November 2007, Mr. Montalbo served as President, Chief Executive Officer, and board member of Pixim, Inc., a fabless semiconductor company, marketing image sensing products into the security market. From June 1978 until April 2005, Mr. Montalbo also served in various senior management positions at National Semiconductor Corp. where most recently he was Vice President and General Manager of National’s Custom Solutions Group. Mr. Montalbo also served on the board of directors of Validity Sensors, Inc. Mr. Montalbo holds a Bachelor of Engineering degree in Electrical Engineering from The Cooper Union in New York.
          Alex Wong has been the Vice President of World Wide Operations of our company since September 2006. From 2003 to 2006, Mr. Wong served our company as Managing Director of Hong Kong and Director of Operations. Prior to joining our company, Mr. Wong held various management positions with National Semiconductor, including General Manager for National Joint Ventures in China and Hong Kong as well as the Director of Corporate Business Development. Mr. Wong holds a Bachelor of Science degree in Computer Science from California State University at Northridge and a Masters in Business Administration from the University of East Asia, Macau.
          Mark N. Vena has been Vice President, PC Business since April 2007. Before joining our company, Mr. Vena was the Vice President of Worldwide Marketing at Alienware and prior to joining Alienware Mr. Vena held a number of business and product marketing leadership positions at Dell, Compaq, Epson, and IBM. Mr. Vena graduated Cum Laude from Boston College with a Bachelor of Arts degree in History.
          There are no arrangements, understandings, or family relationships pursuant to which our executive officers were selected. There are no related party transactions between us and our executive officers reportable under Item 404(a) of Regulation S-K.

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
          Historically, we have derived a very substantial portion of our revenue from the sale of our TouchPad and TouchStyk products for notebook computers, and those products accounted for approximately 57% of our net revenue in fiscal 2009. While our long-term objective is to derive revenue from human interface solutions in the markets for digital lifestyle products and other electronic devices, we anticipate that sales of our TouchPads and TouchStyks for notebooks will continue to represent a significant portion of our revenue. The PC market as a whole has experienced a slowdown in the rate of growth. The notebook portion of the PC market has continued to expand although at a slower rate, with the lower priced netbook market having been responsible for a major portion of that growth. A continued or accelerated softening in the demand in the notebook portion of the PC market or the level of our participation in that market would cause our business, financial condition, and results of operations to suffer more than they would have if we offered a more diversified line of products.
Net revenue from our human interface solutions for digital lifestyle products has been volatile in the past, and our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future.
          Net revenue from our human interface solutions for digital lifestyle products, particularly portable digital music players, has been volatile in the past. Net revenue from our human interface solutions for mobile smartphones and feature phones only became material in our fourth quarter of fiscal 2008, but accounted for approximately 35% of our net revenue in fiscal 2009. Our net revenue from our human interface solutions for digital lifestyle products may not increase as anticipated or be less volatile in the future. Net revenue from our human interface solutions for digital lifestyle products was $88.3 million (which included $40.5 million for digital music and video players and $47.7 million for mobile smartphones and feature phones), or 24% of our net revenue, in fiscal 2008 and $203.7 million (which included $37.4 million for digital music and video players and $166.3 million for mobile smartphones and feature phones), or 43% of our net revenue, in fiscal 2009. Our interface business for digital lifestyle products faces many uncertainties, including our success in penetrating new markets dominated by a limited number of OEMs. Our inability to address these uncertainties successfully and to be a leading supplier of human interfaces for digital lifestyle products would result in a slower growth rate than we currently anticipate. We do not know whether our human interface solutions for the digital lifestyle product market will continue to gain market acceptance or will account for a substantial portion of our revenue on a consistent basis. The failure to succeed in these markets would result in a negative return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.
We cannot assure you that our human interface business for digital lifestyle products will be successful or that we will be able to generate significant revenue from the markets for digital lifestyle products.
          Various target markets for our interfaces, such as those for mobile smartphones and feature phones, GPS devices, smart handheld devices, and interactive games and toys, may develop slower than anticipated or could utilize competing technologies. The market for certain of these products depends in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of users of these products.
          Our ability to generate significant revenue from the markets for certain digital lifestyle products will depend on various factors, including the following:
•	the continued development and growth of these markets;

•	the ability of our technologies and product solutions to address the needs of these markets, the requirements of OEMs, and the preferences of end users; and

•	our ability to provide OEMs with human interface solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.
          Many manufacturers of these products have well-established relationships with competitive suppliers. Our continuing success in these markets will require us to offer better performance alternatives to other solutions at competitive costs. The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede our anticipated sales growth and could result in substantially reduced earnings from those we anticipate. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.
Our historical financial performance is based primarily on net revenue generated from our human interface solutions to the notebook computer market and may not be indicative of our future performance in other markets, including the market for mobile smartphones and feature phones
          Our historical financial performance primarily reflects net revenue generated from our human interface solutions for notebook computers. While we expect sales of our human interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive an increasing portion of our revenue from sales of our product solutions for digital lifestyle products, including mobile smartphones and feature phones, portable digital music players, and other electronic devices. We have a limited operating history in these markets, especially for mobile smartphones and feature phones, upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.
          We anticipate that our human interface solutions for mobile smartphones and feature phones will constitute an increasing portion of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones was not material until the fourth quarter of fiscal 2008, but accounted for approximately 35% of our net revenue in fiscal 2009. Our ongoing success in serving the mobile smartphone and feature phone market will depend upon the continued growth of that segment of the overall mobile phone market; the utilization of high-functionality interactive touch screens with easy-to-use touch button controls rather than mechanical buttons as the human interface for application access and control in those products; our ability to demonstrate to mobile smartphone OEMs, including those with which we have had no prior relationship, the advantages of our human interface solutions in terms of performance, size, durability, power consumption, and industrial design possibilities; and the success of OEMs products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touch screen fulfillment model that encompasses chip to end-to-end solutions, including a complete touch screen module that includes a capacitive sensor, controller ASIC, associated electronics, and firmware and software, enabling OEMs quickly to integrate capacitive touch screens into new handset designs rather than doing or procuring the systems engineering and design work, purchasing the components separately, and coordinating with a module manufacturer to perform the assembly and testing.
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
          Competitive advances by OEMs in the PC or digital lifestyle product markets, which do not utilize our human interface solutions broadly in their product offerings, at the expense of our OEM customers could result in lost sales opportunities. Within the digital lifestyle product market, the mobile smartphone is becoming an increasingly important factor in our operating results. Any failure to expand our presence in this market, a significant slowdown in the use of our human interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown of growth in this market would adversely affect our sales.
If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.
          Because our success depends on the widespread market acceptance of our OEM customers’ products, we must continue to maintain our relationships with the leading notebook computer and portable digital music player OEMs and expand our relationships with mobile smartphone OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface technologies. Our failure to identify potential growth opportunities, particularly in the mobile smartphone and feature phone market, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.
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
The loss of revenue from one or more large customers could harm our business, financial condition, and results of operations.
          Sales to two customers that provide contract manufacturing services to major OEMs accounted for an aggregate of 25% of our net revenue for the fiscal ended June 30, 2009, and one customer accounted for 10% of our net revenue for the fiscal ended June 30, 2008. These customers were TPK Touch Solutions and Inventec in fiscal 2009 and Zhan Yun Shanghai Electronics in fiscal 2008. Additionally, receivables from each of LG Electronics, Zhan Yun Shanghai Electronics, TPK Touch Solutions, and Inventec exceeded 10% of accounts receivable and in the aggregate represented 52% of accounts receivable at June 30, 2009.
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
          We depend on our contract manufacturers to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Taiwan, and Thailand. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.
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
          Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the digital lifestyle products markets. Our success in the digital lifestyle product markets, including those for mobile smartphones and feature phones and portable digital music players, require us to establish the value added by our products to OEMs that have traditionally used other solutions. All of the markets we serve are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
          We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Depressed economic conditions, a slowdown in the PC market, the emergence of netbooks, rapid changes in the smartphone and feature phone market, and competitive pressures have resulted in pricing pressures and reduced unit margins.
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
          Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:
•	our success in designing and introducing new human interface solutions, including those implementing new technologies;

•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new products;

•	our ability to meet our customers’ requirements for low power consumption, ease of use, reliability, durability, and small form factor;

•	the quality of our customer services;

•	the rate at which customers incorporate our human interface solutions into their own products;

•	product or technology introductions by our competitors; and

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.
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
          We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2009, approximately 5% of our costs were denominated in non-U.S. currencies, including Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.
          If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies; accordingly, we did not have any foreign currency hedge contracts outstanding as of the end of our fiscal year.
A majority of our contract manufacturers are located in China, Taiwan, and Thailand, and most of our customers are located in Asia, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries or that region would disrupt our operations.
          A majority of our contract manufacturers are located in China, Taiwan, and Thailand and most of our customers are located in Asia. Events outside of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries would disrupt their operations, which would impact our operations. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake, such as the one that occurred in Taiwan in September 1999, could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. In addition, there is political tension between China and Taiwan and between North Korea and South Korea that could lead to hostilities. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.
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
          In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	order push-outs or cancellations;

•	the volume of orders relative to our ability to deliver;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of our customers’ products;

•	timing of expenses in anticipation of future orders;

•	changes in product mix;

•	availability of manufacturing and assembly services;

•	changes in cost and availability of labor and components;

•	the expanded use of high-cost, third-party components in the products we sell;

•	timely delivery of product solutions to customers;

•	pricing and availability of competitive products;

•	introduction of new technologies into the markets we serve;

•	emergence of new competitors;

•	pressures on selling prices;

•	the absolute and relative levels of corporate enterprise and consumer notebook purchases;

•	our success in serving new markets; and

•	changes in economic conditions.
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
          Our success depends substantially on the efforts and abilities of our senior management and other key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel and two of our key personnel have a change of control severance agreement, we do not have employment agreements with any of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.
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
          Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. In addition, certain of our patents will expire within several years.
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
Repatriation of our foreign earnings to the United States or changes in tax laws, such as those proposed by the Obama administration in May 2009, if enacted, may adversely affect our future reported tax rates and financial results or the way we conduct our business.
          Changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business. We consider the undistributed operating earnings of certain foreign subsidiaries to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of those undistributed operating earnings. The Obama administration recently announced several proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate.

We expect to incur additional expenses in complying with corporate governance and public disclosure requirements.
          Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Global Select Market rules, are creating uncertainty and increased expenses for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it may become more difficult and more expensive for us to obtain director and officer liability insurance. As a result, we may have difficulty attracting and retaining qualified board members, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
The accounting requirements for income taxes on certain of our share-based awards will subject our future quarterly and annual effective tax rates to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
          In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize the tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.
          A change in accounting standards or practices could have a significant effect on our reported results of operations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board issued SFAS 123R requiring us to recognize all share-based payments to employees, including grants of stock options, in the financial statements based on their grant date fair value eliminating the pro forma footnote disclosures that were allowed as an alternative to financial statement recognition. This requirement, while not affecting our cash flow, has adversely affected our reported financial results and impaired our ability to provide guidance on our future reported financial results as a result of the variability of the factors used to establish the grant date fair value of stock options and the accounting for income taxes thereon.
We increased our leverage as a result of the sale of our 0.75% convertible senior subordinated notes.
          As a result of the sale of our 0.75% convertible senior subordinated notes in fiscal 2005, we incurred $125 million of indebtedness, which we subsequently reduced to $65.3 million through the repurchase and retirement of outstanding notes. As a result of this indebtedness, our interest payment obligations have increased. Our interest payment obligations on the outstanding notes is approximately $490,000 annually. The degree to which we are now leveraged could have adverse consequences, including the following:
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
As a result of our irrevocable election to cash settle the outstanding principal amount of our convertible senior subordinated notes in April 2007, we may be required to utilize up to $65.3 million of our cash as early as December 2009.
          We made an irrevocable election to cash settle the outstanding principal amount of our convertible senior subordinated notes in April 2007.
          Our noteholders have the right to require us to repurchase the notes on December 1, 2009. At June 30, 2009, there were $65.3 million in principal amount of our notes outstanding, which were classified as a current liability on our consolidated balance sheet. Repurchase requests by noteholders could require us to use up to $65.3 million of our cash or to secure funds by other means. We will remain obligated to satisfy the debt service requirement under our notes that are not repurchased, at the option of our noteholders in December 2009. Any failure to service the notes in the future would result in a default.
Currently our investments in auction rate securities, or ARS, are not liquid, and we may lose some or all of our principal invested or may be required to further reduce the carrying value if the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover,.
          As of June 30, 2009, we had $42.5 million invested in ARS for which the auctions have failed and our investments are not liquid. The carrying value of these investments is $28.8 million, reflecting $16.0 million of other-than-temporary impairment, partially offset by $2.3 million of temporary recovery. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value. This would adversely affect our financial position, results of operations, and cash flows.
Legislation affecting the markets in which we participate could adversely affect our ability to implement our growth strategies.
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
          We consider the undistributed operating earnings of certain foreign subsidiaries to be indefinitely invested outside the United States. If we were to distribute a portion of those earnings to our U.S. parent company to finance our future growth, we would be required to pay U.S. federal and state taxes on the distribution and further may be required to accrue U.S. and state taxes on the remaining undistributed operating earnings, which would adversely affect our tax rate and financial results.
Continuing uncertainty of the U.S. and global economy may have serious implications for the growth and stability of our business and may negatively affect our stock price.
          The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the markets for digital lifestyle products and other electronic devices, including mobile smartphones and feature phones. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. and global economy has been historically cyclical, and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.
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
          Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.
Our stockholders’ rights plan may adversely affect existing stockholders.
          Our stockholders’ rights plan also may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general, stock purchase rights issued under the rights plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors as the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2012.
Sales of large numbers of shares could adversely affect the price of our common stock.
          As of August 15, 2009, all of the 33,937,192 shares of our common stock outstanding were eligible for resale in the public markets. Of these shares, 5,559,929 shares held by affiliates were eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rules 144 or 701 under the Securities Act of 1933, as amended, and the balance of the shares were eligible for resale in the public markets as unrestricted shares. In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who is deemed an affiliate of our company and beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.
          Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

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
          We have registered an aggregate of $125 million of our 0.75% Convertible Senior Subordinated Notes due 2024 and the common stock issuable upon conversion of the notes. The shares issued upon conversion generally will be freely tradeable after their issuance, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 discussed above. In fiscal 2009, we purchased and retired $59.7 million of the Notes leaving $65.3 million of the Notes outstanding. The issuance or subsequent sale of these shares in the public market could negatively affect the market price of our common stock.
          We have registered an aggregate of $250 million of common stock (including the associated rights), preferred stock, debt securities, depositary shares, warrants, purchase contracts, and units (collectively “securities”) for issuance to raise funds for general corporate purposes, which may include the repayment of indebtedness outstanding from time to time, working capital, capital expenditures, acquisitions, and repurchases of our common stock or other securities. Securities issued under the shelf registration generally will be freely tradeable after their issuance unless held by an affiliate of our company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
          We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our outstanding share-based compensation plans. Shares issued in connection with our share-based compensation plans generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or subsequent sale of such shares could depress the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
          Not applicable.

ITEM 2.	PROPERTIES
          Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California and an adjacent 64,000 square foot facility. In New York, we lease approximately 10,000 square feet used for research and development. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 16,000 square feet of space. We also maintain approximately 10,000 square feet of office space in Taiwan, approximately 4,600 square feet of office space in China, approximately 3,500 square feet of office space in Japan, approximately 2,500 square feet of office space in Korea, and less than 1,000 square feet of office space in Switzerland. We have satellite sales support offices in Finland, Singapore, Thailand, and Texas.

ITEM 3.	LEGAL PROCEEDINGS
          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High	Low

Year ended June 30, 2008:

First quarter(1)	$33.46	$23.15
Second quarter(1)	$41.15	$27.06
Third quarter(1)	$29.97	$14.69
Fourth quarter(1)	$31.89	$15.74

Year ended June 30, 2009:

First quarter(1)	$36.95	$24.96
Second quarter	$31.98	$13.85
Third quarter	$27.84	$14.11
Fourth quarter	$40.94	$23.03

(1)	All share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
Stockholders
          As of August 15, 2009, there were approximately 210 holders of record of our common stock.
Dividends
          We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business, purchase shares under our common stock purchase program, or purchase and retire our outstanding notes rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.
          Our revolving line of credit also places restrictions on the payment of any dividends.

Performance Graph
          The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2009 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 30, 2004. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.
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

ITEM 6.    SELECTED FINANCIAL DATA
          The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2009. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. In the table below, fiscal 2007 was a 53-week period and the other fiscal years presented were 52-week periods. As our past operating results are not necessarily indicative of our future operating results, you should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	Years ended June 30,
	2005	2006	2007	2008	2009
	(in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$208,139	$184,557	$266,787	$361,057	$473,302
Cost of revenue(1)	112,090	101,704	160,913	213,606	281,793

Gross margin	96,049	82,853	105,874	147,451	191,509

Operating expenses:
Research and development(1)	24,991	35,356	39,386	50,093	68,026
Selling, general, and administrative(1)	18,423	28,019	36,247	48,126	54,014
Other operating expense (income)	(3,800)	—	—	—	—
Amortization of deferred stock compensation(2)	328	—	—	—	—
Restructuring	—	—	915	—	—

Total operating expenses	39,942	63,375	76,548	98,219	122,040

Operating income	56,107	19,478	29,326	49,232	69,469
Interest income, net	2,225	6,045	9,105	7,830	1,984
Other income or loss, net	—	—	—	(8,274)	(5,643)

Income before provision for income taxes	58,332	25,523	38,431	48,788	65,810
Provision for income taxes	20,347	11,822	11,897	17,688	11,486

Net income	$37,985	$13,701	$26,534	$31,100	$54,324

Net income per share:
Basic(3)	$0.98	$0.37	$0.69	$0.83	$1.60

Diluted(3)	$0.86	$0.34	$0.63	$0.79	$1.53

Shares used in computing net income per share:
Basic(3)	38,604	37,062	38,337	37,667	33,981

Diluted(3)	44,642	43,613	43,596	39,365	35,577

(1) Amounts exclude amortization of deferred stock compensation as follows:

Cost of revenue	$12	$—	$—	$—	$—
Research and development	8	—	—	—	—
Selling, general, and administrative	308	—	—	—	—

Amortization of deferred stock compensation	$328	$—	$—	$—	$—

(2)	Upon our adoption of SFAS 123R in fiscal 2006, we ceased amortizing deferred stock compensation. Accordingly, no amortization of deferred stock compensation was recorded for the years ended June 30, 2006, 2007, 2008, and 2009.

(3)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
          Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, and convertible notes. Under the treasury stock method, shares associated with our convertible notes are included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period. Prior to fiscal 2008, we used the “if converted” method for our convertible notes and 2,038,000, 3,711,000, and 3,062,000 diluted shares were included in the calculation of diluted net income per share in fiscal 2005, 2006, and 2007, respectively.

	June 30,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$228,921	$245,176	$265,017	$146,516	$191,970
Working capital	235,240	257,788	299,921	189,851	158,430
Total assets	311,205	331,421	373,312	306,361	376,221
Current debt	—	—	—	—	65,303
Long-term debt, less current portion	126,500	126,500	125,000	125,000	—
Treasury shares, at cost	21,180	39,999	72,345	237,387	237,387
Total stockholders’ equity	144,660	167,042	208,087	113,777	221,414
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
          We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. Our net revenue increased from $208.1 million for fiscal 2005 to $473.3 million for fiscal 2009, representing a compound annual growth rate of approximately 23%. For fiscal 2005, we derived 59% of our net revenue from the personal computer market. For fiscal 2009, revenue from the personal computer market accounted for 57% of our net revenue.
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
          Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party wafer manufacturers to supply wafers and two third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, yield losses, and any inventory provisions or write-downs to cost of revenue.

          Our gross margin generally reflects the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs and implementing design and process improvements. Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs. As a result, new product introductions may initially negatively impact our gross margin.
          Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
          Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, primarily reflecting incremental staffing and related support costs associated with our increased business levels, growth in our existing markets, and penetration into new markets.
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
          The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain when estimated. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Investments
          We account for investment securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and related interpretations and staff positions, FSP SFAS No. 115-1 and SFAS 124-1 (“SFAS 115-1 and SFAS 124-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as amended by FSP SFAS No.115-2 and 124-2 (“SFAS 115-2 and SFAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” SFAS 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the guidance provided by SFAS 115-

1 and SFAS 124-1 to assess whether our investments with unrealized loss positions are other-than-temporarily impaired, and the guidance provided by SFAS 115-2 and SFAS 124-2 to determine whether an impairment of debt securities is other-than-temporary. We follow the hierarchal approach established under SFAS No.157 “Fair Value Measurements” (“SFAS 157”), and related interpretations and staff positions, and additional guidance provided by FSP SFAS 157-4 (“SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to determine fair value of our investments, which we adopted at the beginning of fiscal 2009.
          SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of ARS, the probability of a successful auction in a future period. We follow the guidance provided by SFAS 157-4 to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and to determine circumstances that may indicate that a transaction is not orderly.
          Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income/(loss) in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses, which depending on facts and circumstances may be charged to other comprehensive income/(loss) or earnings.
Inventory
          We state our inventories at the lower of cost or market. We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions. Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.
          Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up.
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
          We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, result of operations, or cash flows. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
          In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, we record the tax benefit directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Fiscal year ended June 30, 2009 compared with fiscal year ended June 30, 2008
Net Revenue.

	Year Ended June 30,
(in thousands)	2008	2009	$ Change	% Change
PC applications	$272,796	$269,595	$(3,201)	-1.2%
% of net revenue	75.6%	57.0%
Digital lifestyle product applications	88,261	203,707	115,446	130.8%
% of net revenue	24.4%	43.0%

Net revenue	$361,057	$473,302	$112,245	31.1%

          Net revenue was $473.3 million for the year ended June 30, 2009 compared with $361.1 million for the year ended June 30, 2008, an increase of $112.2 million, or 31.1%. Of our fiscal 2009 net revenue, $269.6 million, or 57.0%, of net revenue was from the personal computing market and $203.7 million, or 43.0%, of net revenue was from the digital lifestyle products markets, including $166.3 million from mobile smartphones and feature phones. The increase in net revenue for the year ended June 30, 2009 was attributable to a $115.4 million, or 130.8%, increase in net revenue from digital lifestyle product applications, partially offset by a $3.2 million, or 1.2%, reduction in net revenue from PC applications. Digital lifestyle product application net revenue growth resulted primarily from higher market penetration of our products in the mobile smartphone market. The decline in PC applications net revenue reflected the combination of the general weakness in the notebook market as a result of the global economic downturn and a reduced attach rate of our multimedia control solutions in notebook computers, partially offset by market share gains in notebooks. The overall increase in net revenue was primarily attributable to a 15% increase in unit shipments, reflecting the notebook market share gain, higher market penetration of our products in the mobile smartphone market, and an overall higher-priced product mix, which included our ClearTouch screen solutions, partially offset by general competitive pricing pressure. Based on calendar year 2009 industry estimates, the notebook market is anticipated to increase approximately 7%; the digital music player market is anticipated to increase approximately 2%; and the mobile smartphone market is anticipated to increase approximately 3%.
Gross Margin.

	Year Ended June 30,
(in thousands)	2008	2009	$ Change	% Change
Gross Margin	$147,451	$191,509	$44,058	29.9%
% of net revenue	40.8%	40.5%
          Gross margin as a percentage of net revenue was 40.5%, or $191.5 million, for the year ended June 30, 2009 compared with 40.8%, or $147.5 million, for the year ended June 30, 2008. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decrease in gross margin as a percentage of net revenue primarily reflected a lower margin product mix and general competitive pricing pressure. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume.

Operating Expenses.

	Year Ended June 30,
(in thousands)	2008	2009	$ Change	% Change
Research and development expenses	$50,093	$68,026	$17,933	35.8%
% of net revenue	13.9%	14.4%
Selling, general & administrative expenses	48,126	54,014	5,888	12.2%
% of net revenue	13.3%	11.4%

Operating expenses	$98,219	$122,040	$23,821	24.3%

% of net revenue	27.2%	25.8%
          Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 14.4% from 13.9%, while the cost of research and development activities increased $17.9 million, or 35.8%, to $68.0 million for the year ended June 30, 2009 compared with $50.1 million for the year ended June 30, 2008. The increase in research and development expenses primarily reflected a $12.2 million increase in employee compensation and employment related costs, resulting from a 34% increase in research and development staffing, increased base compensation related to our annual performance review process, increased share-based compensation costs, increased employee benefits costs, and increased incentive compensation costs; a $3.6 million increase in infrastructure and support costs; and a $1.4 million increase in consulting and outside service costs. Non-cash share-based compensation costs included in research and development expenses were $6.3 million, or 1.8% of net revenue, and $8.9 million, or 1.9% of net revenue, for fiscal 2008 and 2009, respectively.
          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.4% from 13.3%, while the cost of selling, general, and administrative activities increased $5.9 million, or 12.2%, to $54.0 million for the year ended June 30, 2009 compared with $48.1 million for the year ended June 30, 2008. The increase in selling, general, and administrative expenses primarily reflected a $7.8 million increase in employee compensation and employment related costs, resulting from a 13% increase in selling, general, and administrative staffing, increased share-based compensation costs, increased base compensation related to our annual performance review process, increased incentive compensation costs, and increased employee development costs, partially offset by a $1.1 million decrease in consulting and outside service costs and a $900,000 decrease in professional service fees. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $10.1 million, or 2.8% of net revenue, and $13.8 million, or 2.9% of net revenue, for fiscal 2008 and 2009, respectively.
Operating Income.

	Year Ended June 30,
(in thousands)	2008	2009	$ Change	% Change
Operating Income	$49,232	$69,469	$20,237	41.1%
% of net revenue	13.6%	14.7%
          We generated operating income of $69.5 million, or 14.7% of net revenue, for the year ended June 30, 2009, an increase of $20.2 million compared with $49.2 million, or 13.6% of net revenue, for the year ended June 30, 2008. As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to an increase in operating leverage, resulting from the 31.1% increase in net revenue, partially offset by a 30 basis point decrease in our gross margin percentage and a $23.8 million increase in our operating expenses.

Non-Operating Income/(Loss).

	Year Ended June 30,
(in thousands)	2008	2009	$ Change	% Change
Interest income	$9,652	$3,222	$(6,430)	-66.6%
% of net revenue	2.7%	0.7%
Interest expense	(1,822)	(1,238)	584	-32.1%
% of net revenue	-0.5%	-0.3%
Gain on settlement of debt	2,689	—	(2,689)	-100.0%
% of net revenue	0.7%	0.0%
Gain on early retirement of debt	—	3,600	3,600	NA
% of net revenue	0.0%	0.8%
Impairment of investments	(10,963)	(9,243)	1,720	-15.7%
% of net revenue	-3.0%	-2.0%

Net non-operating income/ (loss)	$(444)	$(3,659)	$(3,215)	724.1%

% of net revenue	-0.1%	-0.8%
          Interest Income. Interest income was $3.2 million for the year ended June 30, 2009 compared with $9.7 million for the year ended June 30, 2008. The $6.4 million decrease in interest income resulted from a combination of lower average invested cash balances and lower average interest rates. The decrease in average invested cash balances during fiscal 2009 was primarily attributable to the use of $55.7 million for the early retirement of debt and $9.3 million for capital expenditures.
          Interest Expense. Interest expense was $1.8 million and $1.2 million for fiscal 2008 and 2009, respectively, and consisted primarily of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The decline in interest expense primarily reflected the retirement of $59.7 million in principal amount of our convertible notes during the year .
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
          Gain on Early Retirement of Debt. In fiscal 2009, we repurchased and retired $59.7 million of our outstanding convertible notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs.
          Impairment of Investments. In fiscal 2005, we participated in an equity financing, receiving 3.9 million Series E preferred shares of Foveon for a cash investment of $4.0 million. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.” In September 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, as a result of liquidity visibility and liquidation preferences for the most recent preferred equity round, in which we did not participate. Consequently, we recognized a $4.0 million other-than-temporary impairment charge. In November 2008, Foveon was acquired by an unrelated party and we received no proceeds.
          A portion of our auction rate securities, or ARS, investments, were converted to auction rate preferred stock, and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis and taking into account the period of time the fair value has been less than our cost, we reduced the carrying value of our ARS investments by $9.2 million at June 30, 2009 compared with $7.0 million at June 30, 2008 through an other-than-temporary impairment charge to income.

Provision for Income Taxes

	Year Ended June 30,
(in thousands)	2008	2009	$ Change	% Change
Income before provision for income taxes	$48,788	$65,810	$17,022	34.9%
Provision for income taxes	17,688	11,486	(6,202)	-35.1%
% of income before provision for income taxes	36.3%	17.5%
% of net revenue	4.9%	2.4%
          The provision for income taxes for the year ended June 30, 2009 was approximately $11.5 million compared with $17.7 million for the year ended June 30, 2008, reflecting higher pre-tax profits in lower tax rate jurisdictions, partially offset by an increase of valuation allowance related to impairment charges on certain investments. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2008 and 2009. The effective tax rate for the year ended June 30, 2008 was approximately 36.3% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity and tax-exempt interest income, partially offset by the impact of impairment losses, foreign withholding taxes, and the accounting for share-based compensation. The effective tax rate for the year ended June 30, 2009 was approximately 17.5% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the incremental research credits associated with stock option activity, and the extension of the federal research credit, and tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
          In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, we record the tax benefit directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $6.1 million and $8.0 million for the years ended June 30, 2008 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the years ended June 30, 2008 and 2009 would have been 35.9% and 21.6%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.

Fiscal year ended June 30, 2008 compared with fiscal year ended June 30, 2007
Net Revenue.

	Year Ended June 30,
(in thousands)	2007	2008	$ Change	% Change
PC applications	$226,208	$272,796	$46,588	20.6%
% of net revenue	84.8%	75.6%
Digital lifestyle product applications	40,579	88,261	47,682	117.5%
% of net revenue	15.2%	24.4%

Net revenue	$266,787	$361,057	$94,270	35.3%

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
Gross Margin.

	Year Ended June 30,
(in thousands)	2007	2008	$ Change	% Change
Gross Margin	$105,874	$147,451	$41,577	39.3%
% of net revenue	39.7%	40.8%
          Gross margin as a percentage of net revenue was 40.8%, or $147.5 million, for the year ended June 30, 2008 compared with 39.7%, or $105.9 million, for the year ended June 30, 2007. As each product we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and OneTouch offerings, which are independent of the vertical markets that our products serve. The increase in gross margin as a percentage of net revenue primarily reflected a higher margin product design mix, in addition to lower manufacturing costs, resulting from our continuing design, process-improvement, and cost-reduction programs, partially offset by an increase in products containing generally higher third-party content and general competitive pricing pressure.

Operating Expenses.

	Year Ended June 30,
(in thousands)	2007	2008	$ Change	% Change
Research and development expenses	$39,386	$50,093	$10,707	27.2%
% of net revenue	14.8%	13.9%
Selling, general & administrative expenses	36,247	48,126	11,879	32.8%
% of net revenue	13.6%	13.3%
Restructuring	915	—	(915)	-100.0%
% of net revenue	0.3%	0.0%

Operating expenses	$76,548	$98,219	$21,671	28.3%

% of net revenue	28.7%	27.2%
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
          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 13.3% from 13.6%, while the cost of selling, general, and administrative activities increased $11.9 million, or 32.8%, to $48.1 million for the year ended June 30, 2008 compared with $36.2 million for the year ended June 30, 2007. The increase in selling, general, and administrative expenses primarily reflected a $5.7 million increase in employee compensation and employment related costs, resulting from additional staffing, increased base compensation related to our annual performance review process, increased employee benefits costs, increased share-based compensation costs, increased incentive compensation costs, and increased recruiting costs; a $2.9 million increase in consulting and outside service costs; a $1.3 million increase in travel and related costs; a $937,000 increase in professional service costs; and a $686,000 increase in infrastructure and support costs. The increase in professional service costs includes legal fees primarily related to patent infringement litigation. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $8.5 million, or 3.2% of net revenue, and $10.1 million, or 2.8% of net revenue, for fiscal 2007 and 2008, respectively.
          Restructuring Charge. For fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to better meet the needs of our Asia/Pacific customer base. Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000; a lease reserve of $287,000, net of estimated sublease income; and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring were settled and no additional payment obligation existed.
Operating Income.

	Year Ended June 30,
(in thousands)	2007	2008	$ Change	% Change
Operating Income	$29,326	$49,232	$19,906	67.9%
% of net revenue	11.0%	13.6%

          We generated operating income of $49.2 million, or 13.6% of net revenue, for the year ended June 30, 2008, an increase of $19.9 million compared with $29.3 million, or 11.0% of net revenue, for the year ended June 30, 2007. As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to the increase in operating leverage resulting from the 35.3% increase in net revenue and a 110 basis point increase in our gross margin percentage, partially offset by a $21.7 million increase in our operating expenses.
Non-Operating Income/(Loss).

	Year Ended June 30,
(in thousands)	2007	2008	$ Change	% Change
Interest income	$11,055	$9,652	$(1,403)	-12.7%
% of net revenue	4.1%	2.7%
Interest expense	(1,950)	(1,822)	128	-6.6%
% of net revenue	-0.7%	-0.5%
Gain on settlement of debt	—	2,689	2,689	NA
% of net revenue	0.0%	0.7%
Impairment of investment	—	(4,000)	(4,000)	NA
% of net revenue	0.0%	-1.1%
Impairment of auction rate securities investments	—	(6,963)	(6,963)	NA
% of net revenue	0.0%	-1.9%

Net non-operating income/ (loss)	$9,105	$(444)	$(9,549)	-104.9%

% of net revenue	3.4%	-0.1%
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
          Interest Expense. Interest expense was $2.0 million and $1.8 million for fiscal 2007 and 2008, respectively, and consisted primarily of interest expense and amortization of debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The debt service cost for fiscal 2008 on the notes was approximately $938,000, which excluded $860,000 of amortization of debt issuance costs.
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
          Impairment of Investment. In fiscal 2005, we participated in an equity financing, receiving 3.9 million Series E preferred shares of Foveon for a cash investment of $4.0 million and we were not obligated to provide additional funding to Foveon. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.”
          In fiscal 2008, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, as a result of liquidity concerns and liquidation preferences for the most recent preferred equity round, in which we did not participate. Consequently, we recognized a $4.0 million other-than-temporary impairment charge.

          Impairment of auction rate securities investments. In fiscal 2008, based on our fair value analysis of our ARS, we determined there was an other-than-temporary impairment of the carrying value of certain of our investments in ARS, which failed to clear at auction since August 2007. Accordingly, we reduced the carrying value of these ARS investments by $7.0 million through an other-than-temporary impairment charge to income.
Provision for Income Taxes.

	Year Ended June 30,
(in thousands)	2007	2008	$ Change	% Change
Income before provision for income taxes	$38,431	$48,788	$10,357	26.9%
Provision for income taxes	11,897	17,688	5,791	48.7%
% of income before provision for income taxes	31.0%	36.3%
% of net revenue	4.5%	4.9%
          The provision for income taxes for the year ended June 30, 2008 was approximately $17.7 million compared with $11.9 million for the year ended June 30, 2007, reflecting higher pre-tax profits and an increase of valuation allowance related to impairment charges on certain investments. The income tax provision represented estimated federal, foreign, and state taxes for the years ended June 30, 2007 and 2008. The effective tax rate for the year ended June 30, 2008 was approximately 36.3% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity and tax-exempt interest income, partially offset by the impact of impairment losses, foreign withholding taxes, and the accounting for share-based compensation. The effective tax rate for the year ended June 30, 2007 was approximately 31.0% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity, tax-exempt interest income, the release of contingency reserves related to statute expirations and amended return filings, and the extension of the federal research credit, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
          In accordance with SFAS 123R, we recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, we record the tax benefit directly to additional paid-in capital. Tax benefit associated with total share-based compensation was approximately $4.1 million and $6.1 million for the years ended June 30, 2007 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the years ended June 30, 2007 and 2008 would have been 30.4% and 35.9%, respectively. Because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be recorded directly to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to reasonably estimate our future quarterly and annual effective tax rates is greatly diminished.

Quarterly Results of Operations
          The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2009. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in thousands except per share amounts)	September	December	March	June	September	December	March	June
(unaudited)	2007	2007	2008	2008	2008	2008	2009	2009

Net revenue	$86,692	$98,650	$78,861	$96,854	$115,857	$141,523	$100,595	$115,327
Cost of revenue	51,228	57,605	46,688	58,085	69,264	83,717	59,888	68,924

Gross margin	35,464	41,045	32,173	38,769	46,593	57,806	40,707	46,403

Operating expenses:
Research and development	10,402	11,693	13,560	14,438	15,805	15,940	17,286	18,995
Selling, general, and administrative	10,750	11,415	12,181	13,780	14,570	13,714	12,786	12,944

Total operating expenses	21,152	23,108	25,741	28,218	30,375	29,654	30,072	31,939

Operating income	14,312	17,937	6,432	10,551	16,218	28,152	10,635	14,464
Interest income	2,995	3,013	2,293	1,351	1,258	974	538	452
Interest expense	(475)	(449)	(449)	(449)	(449)	(321)	(234)	(234)
Gain on settlement of debt	2,689	—	—	—	—	—	—	—
Gain on early retirement of debt	—	—	—	—	—	3,600	—	—
Impairment of investment	(4,000)	—	—	—	—	—	—	—
Impairment of auction rate securities investments	—	—	(2,237)	(4,726)	—	(6,509)	(2,894)	160

Income before income taxes	15,521	20,501	6,039	6,727	17,027	25,896	8,045	14,842
Provision for income taxes	4,259	6,305	3,031	4,093	3,068	4,699	1,959	1,760

Net income	$11,262	$14,196	$3,008	$2,634	$13,959	$21,197	$6,086	$13,082

Net income per share:

Basic(1)	$0.29	$0.35	$0.08	$0.08	$0.41	$0.63	$0.18	$0.38

Diluted(1)	$0.27	$0.33	$0.08	$0.07	$0.39	$0.60	$0.17	$0.36

Shares used in computing net income per share:

Basic(1)	39,315	40,241	37,140	33,969	33,640	33,833	34,062	34,388

Diluted(1)	41,537	42,480	37,953	35,240	35,459	35,057	35,243	36,348

(1)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
Liquidity and Capital Resources
          Our cash, cash equivalents, and short-term investments, which exclude ARS investments, were $192.0 million as of June 30, 2009 compared with $146.5 million as of June 30, 2008, an increase of approximately $45.5 million. This increase primarily reflected $81.6 million provided from operating cash flows, $16.4 million of proceeds from our share-based compensation plans, $9.4 million excess tax benefit from share-based compensation, and $4.9 million from the redemption of our ARS investments at par, partially offset by $55.7 million used for the early retirement of debt and $9.3 million used for the purchase of capital equipment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings.
          Cash Flows from Operating Activities. For the year ended June 30, 2009, the net cash provided by operating activities of $81.6 million was primarily attributable to net income of $54.3 million plus adjustments for non-cash charges, including share-based compensation costs of $24.4 million and impairment of investments, depreciation, amortization of debt issuance costs, deferred taxes and early retirement of debt aggregating $2.9 million. For the year ended June 30, 2008, the net cash provided by operating activities of $76.4 million was primarily attributable to net income of $31.1 million plus adjustments for non-cash charges, including share-based compensation costs of $17.5 million and the impairment of an investment, impairment of ARS investments, depreciation, impairment of software costs, deferred taxes, and amortization of debt issuance costs aggregating $16.4 million, and a net decrease in operating assets and liabilities of $14.0 million, partially offset by a non-cash benefit of $2.7 million on the settlement of debt. The net decrease in operating assets and liabilities related primarily to a $17.4 million changes in income taxes, which included the receipt of a $10.3 million refund. For the year ended June 30, 2007, the net cash provided by operating activities of $26.3 million was primarily attributable to net income of $26.5 million plus tax benefit from stock options of $10.8 million and adjustments for non-cash charges, including share-based compensation costs of $14.3 million and depreciation, impairment, deferred taxes, and amortization of debt issuance costs totaling $3.2 million, partially offset by a net increase in operating assets and liabilities of $18.7 million and excess tax benefit from share-based compensation of $9.9 million. The net increase in operating assets and liabilities related primarily to an increase in accounts receivable of $22.7 million, which was a direct result of our significant increase in net revenue.
          Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment, Investing activities generated net cash of $22.9 million for fiscal 2009 and $114.7 million for fiscal 2008 compared with $18.1 million of net cash used in investing activities for fiscal 2007. Net cash provided by investing activities for fiscal 2009 consisted of proceeds from sales and maturities of $52.3 million for short-term investments and $4.9 million in redemptions of ARS investments, partially offset by purchases of $25.0 million for short-term investments and $9.3 million for purchases of capital assets. Net cash provided by investing activities for fiscal 2008 consisted of proceeds from sales and maturities of $294.3 million for short-term investments, partially offset by purchases of $172.5 million for short-term investments and $7.1 million for purchases of capital assets. Net cash used in investing activities for fiscal 2007 consisted of purchases of $280.9 million for short-term investments and $5.8 million for purchases of capital assets, partially offset by proceeds from sales and maturities of $268.6 million for short-term investments.
          Cash Flows from Financing Activities. Net cash used in financing activities for the years ended June 30, 2007, 2008, and 2009 was $1.0 million, $140.7 million, and $31.7 million, respectively. Our net cash used in financing activities for fiscal 2009 was primarily attributable to $55.7 million for the early retirement of debt and $1.8 million of payroll taxes for deferred stock units, partially offset by $16.4 million in proceeds from common stock issued under our share-based compensation plans and $9.4 million of excess tax benefit associated with share-based compensation. Our financing activities for fiscal 2008 primarily related to $165.0 million for the purchase of our common stock in the open market and $746,000 used for the payment of payroll taxes for deferred stock units, partially offset by $24.8 million of proceeds from common stock issued under our share-based compensation plans and $289,000 of excess tax benefit from share-based compensation. Our financing activities for the year ended June 30, 2007 primarily related to $32.3 million for the purchase of our common stock in the open market, partially offset by $21.5 million of proceeds from common stock issued under share-based compensation plans and $9.9 million from excess tax benefit from share-based compensation.
          Common Stock Purchase Program. In July 2008, our board of directors authorized an additional $80 million for our common stock purchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through June 30, 2009, we purchased 9,088,100 shares of our common stock in the open market for an aggregate cost of $237.4 million, or an average cost of $26.12 per share, under our authorized common stock purchase programs; however, no shares were repurchased in fiscal 2009. None of our treasury shares held at June 30, 2009 were subject to the stock split. If our treasury shares been subject to the stock split, the average cost would be $17.41 per share. As of June 30, 2009, we had $82.6 million remaining under our common stock purchase program, which expires in 2010.
          Bank Credit Facility. We currently maintain a $30.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on July 1, 2010, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during and subsequent to the fiscal year.
          Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. During fiscal 2009, we purchased and retired $59.7 million of the Notes leaving $65.3 million of the Notes, outstanding as of June 30, 2009.
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
          As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of outstanding par value. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
          The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of June 30, 2009, none of the conditions for conversion of the Notes had occurred.
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
          $250 Million Shelf Registration. We have registered an aggregate of $250 million of common stock (including the associated rights), preferred stock, debt securities, depositary shares, warrants, purchase contracts, and units (collectively “securities”) for issuance to raise funds for general corporate purposes, which may include the repayment of indebtedness outstanding from time to time, working capital, capital expenditures, acquisitions, and repurchases of our common stock or other securities. Securities issued under the shelf registration generally will be freely tradeable after their issuance unless held by an affiliate of our company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
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
          Liquidity and Capital Resources. We believe our existing cash, cash equivalents, and short-term investment balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months, which may include the retirement of $65.3 million of our outstanding notes. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock purchase program, the retirement of our Notes, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
          Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. At June 30, 2009, the fair value of our ARS investments was $28.8 million and had an original cost basis of $42.5 million. During fiscal 2009, $4.9 million of our ARS investments were redeemed at par and we recognized a gain of $160,000 on the redemption, which was included in impairment of investments, net on the accompanying consolidated statements of income. In connection with our fair value analysis for fiscal 2009, we recorded a $9.2 million other-than-temporary impairment charge.
          Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual
Contractual Obligations and Commercial Commitments
          The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2009 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible Senior Subordinated Notes(1)(2)	$72	$—	$1	$1	$70
Leases and other commitments	16	9	6	1	—

Total	$88	$9	$7	$2	$70

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	The Notes include a provision allowing the Noteholders to require us, at the Noteholders’ discretion, to repurchase their Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the Notes. The early repayment of the notes is not reflected in the above schedule, but if all the Noteholders elected to exercise their rights to require us to repurchase their Notes on December 1, 2009, then our contractual obligations for the less than one year period would be $65.5 million and no amounts would be due in subsequent periods.
          As of June 30, 2009, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $18.0 million.
Off-Balance Sheet Arrangements
          We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in the financial statements.

Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities, for which a company has chosen to use fair value for, on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for our fiscal 2009. We evaluated our existing eligible financial assets and liabilities and elected not to apply the fair value option at this time to any financial instruments or other items in fiscal 2009.
          In February 2008, the FASB issued FSP No. 157-2, “The Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 or our fiscal 2010. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial position, results of operations, or cash flows.
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
          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $5.4 million for fiscal 2009. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
          In April 2009, the FASB issued FSP SFAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is always recognized in earnings, and the amount related to other factors (referred to as noncredit losses), which may be either recognized in other comprehensive income or earnings, depending on facts and circumstances. The noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to assess and, if necessary, to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit loss component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP 115-2 and 124-2 as of April 1, 2009. Accordingly, we reclassified $2.4 million of previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income. See Note 4 — Auction Rate Securities.
          In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 as of April 1, 2009, and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.
          In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 on April 1, 2009 and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, or for our quarter ended June 30, 2009, and will be applied prospectively.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification for our quarter ending September 30, 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
          Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments, and auction rate securities. Our current investment portfolio consists primarily of government-backed securities and investment-grade instruments, and we would not expect the fair value of our investments to be significantly affected by changes in market interest rates; however, our interest income will fluctuate with changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
          The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash equivalents, investments, and debt obligations as of June 30, 2009 (in thousands, except for average interest rates):

								Fair
Fiscal Year Ended June 30,	2010	2011	2012	2013	2014	Thereafter	Total	Value
Assets
Cash equivalents — variable rate
Money market	$166,334	$—	$—	$—	$—	$—	$166,334	$166,334
Average interest rate	0.40%	—	—	—	—	—	0.40%
Cash equivalents — fixed rate
Commercial Paper	$600	$—	$—	$—	$—	$—	$600	$600
Average interest rate	0.20%	—	—	—	—	—	0.20%
Total cash equivalents	$166,934	$—	$—	$—	$—	$—	$166,934	$166,934
Average interest rate	0.40%	—	—	—	—	—	0.40%
Short-term investments — fixed rate
U.S. Treasury	$7,992	$—	$—	$—	$—	$—	$7,992	$7,995
Average interest rate	0.20%	—	—	—	—	—	0.20%
Commercial paper	$1,998	$—	$—	$—	$—	$—	$1,998	$1,998
Average interest rate	0.30%	—	—	—	—	—	0.30%
Municipal securities	$12,898	$—	$—	$—	$—	$—	$12,898	$12,941
Average interest rate	3.73%	—	—	—	—	—	3.73%
Total short-term investments	$22,888	$—	$—	$—	$—	$—	$22,888	$22,934
Average interest rate	2.15%	—	—	—	—	—	2.15%
Non-current investments	$28,715	$—	$—	$—	$—	$—	$28,715	$28,767
Average interest rate	1.24%	—	—	—	—	—	1.24%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$65,303	$65,303	$76,140
Average interest rate	—	—	—	—	—	0.75%	0.75%
          Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. Accordingly, we are not exposed to changes in interest rates related to our long-term debt instruments. The Notes are not listed on any securities exchange or included in any automated quotation system. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates, and fluctuations in general economic conditions. The principal and carrying amount of the Notes at June 30, 2009 was $65.3 million, and the fair value of the Notes was approximately $76.1 million based on trading prices.
          Our Notes include a provision allowing the Noteholders to require us, at the Noteholders’ discretion, to repurchase their Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the Notes. The early repayment of the Notes is not reflected in the preceding schedule, but if all the Noteholders elected to exercise their rights to require us to repurchase their Notes on December 1, 2009, then maturities in the 2010 column would increase by $65.3 million and maturities in the thereafter column would decrease by a corresponding amount. As the Noteholders have the right to require us to repurchase their Notes on December 1, 2009, we have classified the Notes as a current liability on our consolidated balance sheet,
          Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. At June 30, 2009, the fair value of our ARS investments was $28.8 million and had an original cost basis of $42.5 million. During fiscal 2009, $4.9 million of our ARS investments were redeemed at par and we recognized a gain of $160,000 on the redemption, which was included in impairment of investments, net on the accompanying consolidated statements of income.
          As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of June 30, 2009 based on the following: (i) the underlying structure of each investment; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each investment. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions. In connection with our fair value analysis for fiscal 2009, we recorded a $9.2 million other-than-temporary impairment charge.
          Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
          There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and short-term investment portfolio and debt obligations subsequent to June 30, 2009.
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
Conclusions Regarding Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2009, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
          We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.
Changes in Internal Control Over Financial Reporting
          There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
          There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”
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
          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)
3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
3.2		Second Amended and Restated Bylaws (amended and restated as of October 21, 2008) (3)
3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)
4		Form of Common Stock Certificate (5)
4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4	(c)	Amendment No. 1 to Rights Agreement (6)
4.1		Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (4)
4.2		Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)
4.6		Form of Indenture (14)
10.3	(a)	1996 Stock Option Plan (7)
10.3	(b)	Form of grant agreements for 1996 Stock Option Plan (5)
10.5		2000 Nonstatutory Stock Option Plan and form of grant agreement (7)
10.6	(a)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (8)
10.6	(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (9)
10.6	(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (10)
10.7	(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (8)
10.8		401(k) Profit Sharing Plan (7)
10.13		Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (7)
10.14		Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (7)
10.15		Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (7)
10.17
Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006; with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long and Joseph D. Montalbo; as of August 8, 2008 with Gopal K. Garg; and as of March 2, 2009 with Kathleen A. Bayless (1)

10.18		Severance Policy for Principal Executive Officers (11)
10.19		Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (11)
10.20		Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (11)
10.21		Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)
10.22		Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (12) *
10.23		Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (13)
12.1		Ratio of Earnings to Fixed Charges

Exhibit
Number	Exhibit

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 24, 2008.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008

(7)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(8)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(11)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 12, 2003.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

(14)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No.333-155582) as filed with the SEC November 21, 2008 and declared effective May 7, 2009.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED
Date August 24, 2009	By:	/s/ Thomas J. Tiernan
Thomas J. Tiernan
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Tiernan Thomas J. Tiernan	President, Chief Executive Officer, and Director	August 24, 2009

/s/ Russell J. Knittel Russell J. Knittel	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 24, 2009

/s/ Francis F. Lee Francis F. Lee	Chairman of the Board	August 24, 2009

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	August 24, 2009

/s/ Nelson C. Chan Nelson C. Chan	Director	August 24, 2009

/s/ Keith B. Geeslin Keith B. Geeslin	Director	August 24, 2009

/s/ Richard L. Sanquini Richard L. Sanquini	Director	August 24, 2009

/s/ James L. Whims James L. Whims	Director	August 24, 2009

INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 28, 2008 and June 27, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 27, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 28, 2008 and June 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles.
     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments, during fiscal 2009. Also, as discussed in note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, at the beginning of fiscal 2008.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
August 24, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
     We have audited Synaptics Incorporated’s (the Company) internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synaptics Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synaptics Incorporated and subsidiaries as of June 28, 2008 and June 27, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 27, 2009, and our report dated August 24, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
August 24, 2009

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	June 30,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$96,218	$169,036
Short-term investments	50,298	22,934
Accounts receivable, net of allowances of $539 and $513 at June 30, 2008 and 2009, respectively	69,362	84,739
Inventories	21,065	14,950
Prepaid expenses and other current assets	3,417	3,094

Total current assets	240,360	294,753
Property and equipment, net	22,459	25,431
Goodwill	1,927	1,927
Non-current investments	37,946	28,767
Other assets	3,669	25,343

	$306,361	$376,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,784	$32,210
Accrued compensation	6,510	8,450
Income taxes payable	7,095	9,128
Current deferred tax liabilities	—	9,419
Other accrued liabilities	9,120	11,813
Note payable	—	65,303

Total current liabilities	50,509	136,323

Other liabilities	17,075	18,484
Convertible senior subordinated notes	125,000	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock;
$0.001 par value; 60,000,000 shares authorized; 42,500,535 and 43,779,011 shares issued; and 33,412,435 and 34,690,911 shares outstanding; at June 30, 2008 and 2009, respectively(1)	43	44
Additional paid-in capital	222,543	270,962
Less: 9,088,100 and 9,088,100 common treasury shares at June 30, 2008 and 2009, respectively, at cost(2)	(237,387)	(237,387)
Accumulated other comprehensive income/(loss)	(2,317)	129
Retained earnings	130,895	187,666

Total stockholders’ equity	113,777	221,414

	$306,361	$376,221

(1)	Issued and outstanding share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

(2)	The stock dividend was not paid on treasury shares; accordingly, the post-split quantity of common treasury shares for each period presented is unchanged from the pre-split quantity.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended June 30,
	2007	2008	2009
Net revenue	$266,787	$361,057	$473,302
Cost of revenue(1)	160,913	213,606	281,793

Gross margin	105,874	147,451	191,509

Operating expenses:
Research and development(1)	39,386	50,093	68,026
Selling, general, and administrative(1)	36,247	48,126	54,014
Restructuring	915	—	—

Total operating expenses	76,548	98,219	122,040

Operating income	29,326	49,232	69,469
Interest income	11,055	9,652	3,222
Interest expense	(1,950)	(1,822)	(1,238)
Gain on settlement of debt	—	2,689	—
Gain on early retirement of debt	—	—	3,600
Impairment of investments, net	—	(10,963)	(9,243)

Income before provision for income taxes	38,431	48,788	65,810
Provision for income taxes	11,897	17,688	11,486

Net income	$26,534	$31,100	$54,324

Net income per share:
Basic(2)	$0.69	$0.83	$1.60

Diluted(2)	$0.63	$0.79	$1.53

Shares used in computing net income per share:
Basic(2)	38,337	37,667	33,981

Diluted(2)	43,597	39,365	35,577

(1)	Amounts include share-based compensation costs as follows:

Cost of revenue	$750	$1,102	$1,680
Research and development	$5,091	$6,321	$8,897
Selling, general, and administrative	$8,453	$10,080	$13,843

(2)	All share and net income per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock Issued		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Shares(1)	Amount(1)	Capital(1)	Stock	Income/(Loss)	Earnings	Equity

Balance at June 30, 2006	40,040,137	$40	$134,204	$(39,999)	$(464)	$73,261	$167,042
Components of comprehensive income:
Net income	—	—	—	—	—	26,534	26,534
Net unrealized gain on available-for-sale investments	—	—	—	—	325	—	325

Total comprehensive income							26,859

Issuance of common stock from option exercises and stock purchase plan	3,306,801	3	21,395	—	—	—	21,398
Purchase of treasury stock	—	—	—	(32,346)	—	—	(32,346)
Adjustment for non-issuance of stock dividend on treasury shares(2)	(640,999)	—	—	—	—	—	—
Tax benefit associated with share-based awards	—	—	10,840	—	—	—	10,840
Share-based compensation	—	—	14,294	—	—	—	14,294

Balance at June 30, 2007	42,705,939	43	180,733	(72,345)	(139)	99,795	208,087
Components of comprehensive income:
Net income	—	—	—	—	—	31,100	31,100
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,178)	—	(2,178)

Total comprehensive income							28,922

Issuance of common stock from option exercises and stock purchase plan	2,544,596	3	24,761	—	—	—	24,764
Payroll taxes for deferred stock units	—	—	(746)	—	—	—	(746)
Purchase of treasury stock	—	—	—	(165,042)	—	—	(165,042)
Adjustment for non-issuance of stock dividend on treasury shares(2)	(2,750,000)	(3)	3	—	—	—	—
Tax benefit associated with share-based awards	—	—	289	—	—	—	289
Share-based compensation	—	—	17,503	—	—	—	17,503

Balance at June 30, 2008	42,500,535	43	222,543	(237,387)	(2,317)	130,895	113,777
Components of comprehensive income:
Net income	—	—	—	—	—	54,324	54,324
Net unrealized gain on available-for-sale investments	—	—	—	—	4,893	—	4,893

Total comprehensive income							59,217

Issuance of common stock from option exercises and stock purchase plan	1,278,476	1	16,426	—	—	—	16,427
Payroll taxes for deferred stock units	—	—	(1,801)	—	—	—	(1,801)
Tax benefit associated with share-based awards	—	—	9,374	—	—	—	9,374
Share-based compensation	—	—	24,420	—	—	—	24,420
Cumulative effect of accounting change	—	—	—	—	(2,447)	2,447	—

Balance at June 30, 2009	43,779,011	$44	$270,962	$(237,387)	$129	$187,666	$221,414

(1)	Amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

(2)	The stock dividend was not paid on treasury shares; accordingly, the impact of not issuing the stock dividend on treasury shares is reflected above as adjustment for non-issuance of stock dividend on treasury shares.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2007	2008	2009
Cash flows from operating activities
Net income	$26,534	$31,100	$54,324
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	14,294	17,503	24,420
Depreciation and amortization	2,348	3,797	6,338
Impairment of property and equipment	102	210	—
Amortization of debt issuance costs	860	860	577
Tax benefit realized from share-based awards	10,840	289	9,374
Excess tax benefit from share-based compensation	(9,878)	(289)	(9,374)
Deferred taxes	(115)	597	(9,693)
Gain on settlement of debt	—	(2,689)	—
Gain on early retirement of debt	—	—	(3,600)
Impairment of investments, net	—	10,963	9,243
Changes in operating assets and liabilities:
Accounts receivable	(22,687)	(12,641)	(15,377)
Inventories	(2,024)	(9,031)	6,115
Prepaid expenses and other current assets	(808)	577	(354)
Other assets	6,161	6,377	(6,246)
Accounts payable	5,010	6,232	4,426
Accrued compensation	446	1,138	1,940
Income taxes	(4,678)	17,428	6,744
Other accrued liabilities	895	4,037	2,693
Other liabilities	(986)	(71)	41

Net cash provided by operating activities	26,314	76,387	81,591

Cash flows from investing activities
Purchases of short-term investments	(280,894)	(172,547)	(25,007)
Proceeds from sales and maturities of short-term investments	268,569	294,264	52,300
Proceeds from sales and maturities of long-term investments	—	—	4,900
Purchases of property and equipment	(5,812)	(7,066)	(9,310)

Net cash provided by (used in) investing activities	(18,137)	114,651	22,883

Cash flows from financing activities
Retirement of debt, net of discount	—	—	(55,656)
Purchase of treasury stock	(32,346)	(165,042)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	21,482	24,764	16,427
Payroll taxes for deferred stock units	—	(746)	(1,801)
Excess tax benefit from share-based compensation	9,878	289	9,374

Net cash used in financing activities	(986)	(140,735)	(31,656)

Increase in cash and cash equivalents	7,191	50,303	72,818
Cash and cash equivalents at beginning of year	38,724	45,915	96,218

Cash and cash equivalents at end of year	$45,915	$96,218	$169,036

Supplemental disclosures of cash flow information
Cash paid for interest	$938	$938	$692

Cash paid for taxes	$8,920	$2,679	$5,016

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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal periods presented in this report were 52-week periods for the years ended June 28, 2008 and June 27, 2009, and a 53-week period for the year ended June 30, 2007. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on June 30, 2007, 2008, and 2009.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend was effective for stockholders of record on August 15, 2008 and was paid on August 29, 2008. All share and per share amounts contained herein for each period presented prior to the stock dividend date have been retroactively adjusted to reflect the stock split, except for treasury shares.
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
Cash Equivalents and Investments,
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our short-term and non-current investments are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge an other-than-temporary decline in the fair value of a debt security to earnings if the decline is due to a credit loss or to other comprehensive income if the decline is due to a noncredit loss, resulting in the establishment of a new cost basis for the debt security. We charge other-than-temporary declines in the fair value of equity securities to earnings. We include interest earned on marketable securities in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.

     The following is a summary of investments in available-for-sale securities and cash equivalents (in thousands):

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market	$70,756	$—	$—	$70,756
Commercial paper	28,319	—	—	28,319
U.S. Treasury bills	2,998	—	1	2,997
Municipal securities	41,201	133	—	41,334
Auction rate securities	40,412	—	2,466	37,946

Total available-for-sale securities	$183,686	$133	$2,467	$181,352

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market	$166,334	$—	$—	$166,334
Commercial paper	2,598	—	—	2,598
U.S. Treasury bills	7,992	3	—	7,995
Municipal securities	12,898	43	—	12,941
Auction rate securities	28,715	52	—	28,767

Total available-for-sale securities	$218,537	$98	$—	$218,635

     The following is a summary of weighted average interest rates, amortized costs, and estimated fair values of short-term available-for-sale securities and cash equivalents by contractual maturity (in thousands):

	June 30, 2008			June 30, 2009
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value

Less than one year	2.5%	$133,565	$133,682	0.6%	$189,822	$189,868
Due in 1 - 2 years	3.1%	9,709	9,724		—	—

Total		$143,274	$143,406		$189,822	$189,868

Fair Values of Cash Equivalents and Investments
     Effective the beginning of fiscal 2009, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     We measure financial assets and liabilities at fair value. SFAS 157 and the related guidance in FASB Staff Position (“FSP”) Nos. 157-1, 157-2, and 157-3 establish a consistent framework for measuring fair value on either a recurring or nonrecurring basis in which inputs, used in valuation techniques, are assigned a hierarchical level as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions must be consistent with market participant assumptions that are reasonably available. Our Level 3 assets consist of long-term ARS investments. We estimated the fair value of our ARS investments based on the following: (i) the underlying structure of each investment; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each investment. See Note 4 — Auction Rate Securities.
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2009 (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3

Money market	$166,334	$—	$—
Commercial paper	—	2,598	—
U.S. Treasury bills	—	7,995	—
Municipal securities	—	12,941	—
Auction rate securities	—	—	28,767

Total available-for-sale securities	$166,334	$23,534	$28,767

     The following table provides a summary of changes in fair value of our Level 3 financial assets from June 30, 2008 to June 30, 2009 (in thousands):

Balance as of June 30, 2008	$37,946
Net change in other comprehensive income from Level 3 financial assets	4,964
Other than temporary impairment, net	(9,243)
Redemptions	(4,900)

Balance as of June 30, 2009	$28,767

     There were no transfers in or out of our Level 3 assets during the year ended June 30, 2009.
     The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. We base the fair value of short-term investments on current trading values and the fair value of our auction rate securities on a discounted cash flow model. . We base the fair value of our convertible senior subordinated notes of $76.1 million on trading values as of the end of our fiscal year.
Concentration of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. Included within our investment portfolio are investments in auction rate securities (“ARS”), which met our investment guidelines at the time of our investment. Our ARS investments are currently not liquid as a result of continued auction failures. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of our principal invested or may be required to further reduce the carrying value. We do not intend to sell our ARS investments for less than par value.
     We sell our products primarily to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses on our accounts receivable have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided. At June 30, 2008 and 2009, the following customers accounted for more than 10% of our accounts receivable balance:

	2008	2009

Customer A	*	20%
Customer B	12%	11%
Customer C	*	11%
Customer D	*	10%
Customer E	12%	*

*	Less than 10%
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
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectibility of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in the customer’s operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required.

     The following table presents our allowances for doubtful accounts at June 30, 2008 and 2009 (in thousands):

	2008	2009
Beginning allowance for doubtful accounts	$419	$539
Additions charged to expense	120	4
Adjustments to reserve	—	(30)

Ending allowance for doubtful accounts	$539	$513

Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following at June 30, 2008 and 2009 (in thousands):

	2008	2009
Raw materials	$16,336	$9,217
Finished goods	4,729	5,733

	$21,065	$14,950

     Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up.
Property and Equipment
     We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful lives of three to seven years to our computer equipment and software; estimated useful lives ranging from one to five years to our manufacturing equipment; an estimated useful life of three to five years to our furniture and fixtures; and an estimated useful life of 35 years to our building. We amortize leasehold improvements over the shorter of the lease term or the useful life of the asset. For the years ended June 30, 2008 and 2009, we retired fully depreciated equipment and furniture with an original cost of $84,000 and $6.8 million, respectively.
Foreign Currency Translation
     The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of translation. We translate revenue and expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation losses included in operating results for the years ended June 30, 2007, 2008, and 2009 were not material. To date, we have not undertaken hedging transactions related to foreign currency exposure.
Goodwill
     We review the carrying value of goodwill at least annually for impairment as of the fiscal year end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of goodwill.

Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. There were no events during the fiscal year that would trigger an impairment of our long-lived assets.
Segment Information
     We have adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for electronic devices and products.
Share-Based Compensation Costs
     We adopted SFAS No. 123R, “Share-Based Payment,” on a modified prospective basis beginning with fiscal 2006 and apply the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment”. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated to be five years based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under SFAS 123R, we estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit awards and up to two years for our employee stock purchase plan.
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
     Changes in our warranty liability (included in other accrued liabilities) for the years ended June 30, 2008 and 2009 were as follows (in thousands):

	2008	2009
Beginning accrued warranty	$325	$390
Provision for product warranties	571	1,604
Cost of warranty claims and settlements	(506)	(1,301)

Ending accrued warranty	$390	$693

Comprehensive Income
     Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments primarily due to reductions in market value of certain of our auction rate securities and interest rate fluctuations on our fixed interest rate investments. In addition, we recognize the noncredit portion of other-than-temporary impairment in comprehensive income. We recognize remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.

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
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of the first quarter of fiscal 2008. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, results of operations, and cash flows. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
Research and Development
     We expense costs to develop our products, which include the costs incurred to design interface solutions for customers prior to the customers incorporating those solutions into their products, as incurred in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.
Net Income Per Share
     We present basic and diluted net income per share amounts in conformity with the SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) for all periods presented. In accordance with SFAS 128, basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of our convertible notes, no common stock will be issued to settle the principal, and cash or common stock may be used to settle any value in excess of the principal. Our election to cash settle the principal of the convertible notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with our share-based compensation plans under the treasury stock method, (2) through April 2007 using the weighted average number of shares issuable in connection with our convertible debt under the if-converted method, and (3) from April 2007 using the weighted average number of potentially dilutive shares issuable in connection with our convertible debt under the treasury stock method, when dilutive.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities, for which a company has chosen to use fair value for, on the face of the balance sheet. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for our fiscal 2009. We evaluated our existing eligible financial assets and liabilities and elected not to apply the fair value option at this time to any financial instruments or other items in fiscal 2009.
     In February 2008, the FASB issued FSP No. 157-2, “The Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 or our fiscal 2010. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial position, results of operations, or cash flows.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. The coupon rate on our convertible debt is 0.75%, and the comparable yield of a nonconvertible debt instrument determined at the time we issued our notes was 8.5%. Accordingly, we estimate the non-cash pre-tax impact to our results of operations from the adoption of FSP APB 14-1 would have been approximately $5.4 million for fiscal 2009. FSP APB 14-1 will be effective beginning with the first quarter of our fiscal 2010 and will be applied retrospectively.
     In April 2009, the FASB issued FSP SFAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is always recognized in earnings, and the amount related to other factors (referred to as noncredit losses), which may be either recognized in other comprehensive income or earnings, depending on facts and circumstances. The noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to assess and, if necessary, to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit loss component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP 115-2 and 124-2 as of April 1, 2009. Accordingly, we reclassified $2.4 million of previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income. See Note 4 — Auction Rate Securities.
     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 as of April 1, 2009, and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 on April 1, 2009 and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, or for our quarter ended June 30, 2009, and will be applied prospectively.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification for our quarter ending September 30, 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification.
2. Gain from Settlement of Debt and Impairment of Investment
Gain from Settlement of Debt
     In fiscal 1998, we entered into agreements with National Semiconductor Corporation (“National”) with respect to the formation of a development-stage company, Foveonics, Inc. (subsequently known as Foveon, Inc. and referred to herein as Foveon), which was formed to develop and produce digital imaging products. We contributed technology for which we had no accounting basis for a 30% interest in Foveon in the form of voting convertible preferred stock. Under the agreements, we had the right to acquire additional shares of convertible preferred stock at a specified price in exchange for a limited-recourse loan from National. National loaned us $1.5 million under a non-recourse 6% interest bearing note, which we utilized to purchase 900,000 Series A preferred shares of Foveon, which increased our ownership interest in Foveon to 43%.
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
Impairment of Investment
     In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred stock for a cash investment of $4.0 million. Our chairman and a former member of our board of directors were directors of Foveon. The Series E preferred shares were convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares were also entitled to a liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We were not obligated to provide additional funding to Foveon. We accounted for our Series E preferred stock investment in Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.”

     In fiscal 2007, Foveon completed a Series F preferred financing receiving net proceeds of $13.8 million. The Series F preferred shareholders are entitled to a liquidation preference over the earlier non-Series F preferred shares and common shares.
     In September 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge. In November 2008, Foveon was sold to an unrelated party, and we received no proceeds.
3. Net Income Per Share
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2007	2008	2009
Numerator:
Net income	$26,534	$31,100	$54,324
Interest expense and amortization of debt issuance costs on convertible notes, net of tax	878	—	—

Diluted net income	$27,412	$31,100	$54,324

Denominator:
Shares, basic	38,337	37,667	33,981
Effect of dilutive share-based awards	2,198	1,698	1,596
Effect of convertible notes	3,062	—	—

Shares, diluted	43,597	39,365	35,577

Net income per share:
Basic	$0.69	$0.83	$1.60

Diluted	$0.63	$0.79	$1.53

     Diluted net income per share does not include the effect of the following share-based awards (in thousands):

	2007	2008	2009
Share-based awards	3,359	1,508	2,556
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
     Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, and convertible notes. Under the treasury stock method, shares associated with our convertible notes are included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period. Prior to fiscal 2008, we used the “if converted” method for our convertible notes and 3.1 million diluted shares were included in the calculation of diluted net income per share in fiscal 2007.
4. Auction Rate Securities
     Our ARS investments, which have a par value of $42.5 million, have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful or upon redemption. During the year ended June 30, 2009, $4.9 million of our ARS investments were redeemed at par and we recognized a gain of

$160,000 on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.
     As there are currently no active markets for our various failed ARS investments, we estimated the fair value of these investments as of June 2009 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.
     As of June 30, 2009, none of our ARS investments were in default and all of our ARS investments continued to pay interest at the contractual rates, which generally reset every 28 days in connection with the scheduled auction dates. Contractual maturities for our ARS investments are generally greater than eight years, with fair value of $8.1 million maturing from 2015 to 2017, $9.2 million maturing from 2034 to 2045, and $11.4 million maturing thereafter or having no stated maturity. Most of our ARS investments are investment grade; however, $5 million par value of our ARS investments were recently downgraded to a C rating, which is below investment grade. In connection with our fair value analysis for the year ended June 30, 2009, we recorded a $9.2 million other-than-temporary impairment charge.
     We estimated the fair value of our ARS investments based on the following: (i) the underlying structure of each investment; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each investment. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions.
     In connection with our adoption of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, we reclassified $2.4 million from retained earnings to accumulated other comprehensive income to reflect the cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment.
     The following table sets forth the various types of failed ARS investments we held as of June 30, 2009, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value (in thousands).

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,900	$642	$262	$8,996	$239	$9,235
Closed end municipal and corporate funds	12,075	1,256	99	10,720	239	10,959
Credit linked notes	13,500	156	8,765	4,579	1,774	6,353
Preferred stock	5,000	—	4,551	449	—	449
Municipals	2,000	203	83	1,714	57	1,771

Total ARS	$42,475	$2,257	$13,760	$26,458	$2,309	$28,767

     We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income/(loss) in the accompanying consolidated balance sheet.

5. Property and Equipment
     As of June 30, 2008 and 2009, property and equipment consisted of the following (in thousands):

	Life	2008	2009

Land	—	$2,500	$2,500
Building improvements	35 years	10,821	10,821
Equipment, tooling and leasehold improvements	1 year to 5 years	13,314	15,656
Furniture	3 years to 5 years	1,082	357
Capitalized software	3 years to 7 years	6,835	7,809

		34,552	37,143
Accumulated depreciation and amortization		(12,093)	(11,712)

Property and equipment, net		$22,459	$25,431

6. Leases, Other Commitments, and Contingencies
Leases
     We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2010 to 2014. Our leased office facilities are located in China, Finland, Japan, Korea, Switzerland, Taiwan, and the United States. Total rent expense, recognized on a straight-line basis, was approximately $1.0 million, $1.0 million, and $2.4 million for the years ended June 30, 2007, 2008, and 2009, respectively.
     The aggregate future minimum rental commitments as of June 30, 2009 for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Operating
Lease
Fiscal Year	Payments

2010	$2,260
2011	1,595
2012	1,382
2013	1,296
2014	485

Total minimum operating lease payments	$7,018

Contingencies
     We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties alleging infringement of their intellectual property rights. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties.
     Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations. In October 2008, we entered into a settlement and cross-license agreement with a competitor, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives. The impact of the settlement was not material to our financial results and is not expected to have a material impact on our future cash flows, results of operations, or financial position.

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
Line of Credit
     We have a $30 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on July 1, 2010, has an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during and subsequent to the fiscal year.
7. Convertible Senior Subordinated Notes
     In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have and expect to continue to use the net proceeds for working capital and general corporate purposes and potentially for future acquisitions.
     During fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount of approximately 7%. This resulted in a $3.6 million net gain on retirement of debt after deducting the associated unamortized debt issuance costs. The remaining $65.3 million outstanding balance of our Notes was reclassified to a current liability as our noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle any value of the Notes in excess of par value. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we will include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day, (2) on or after January 1, 2020, (3) if we have called the Notes for redemption, or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of June 30, 2009, none of the conditions for conversion of the Notes had occurred.

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
     Interest expense includes the amortization of debt issuance costs. We recorded $1.2 million interest expense on the Notes, which included $577,000 of amortization of debt issuance costs, for the year ended June 30, 2009. For the years ended June 30, 2007 and 2008, we recorded $1.8 million interest expense on the Notes, which included $860,000 of amortization of debt issuance costs.
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
     Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of June 30, 2009, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.
Shares Reserved for Future Issuance
     As of June 30, 2009, we had reserved shares of common stock for future issuance as follows:

Stock options outstanding	6,770,312
Deferred stock units outstanding	738,258
Awards available for grant under all share-based award plans	5,987,562

Reserved for future issuance	13,496,132

     Through November 30, 2009, upon the occurrence of a fundamental change as defined in the indenture governing the Notes, we could potentially be obligated to issue up to 11.876 shares per $1,000 of principal amount of Notes, for a total of 775,476 shares of common stock, which are not reflected in the above table.
Treasury Stock
     In July 2008, our board of directors authorized an additional $80 million for our common stock repurchase program. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. We did not repurchase any shares of our common stock during fiscal 2009. As of June 30, 2009, we had $82.6 million remaining under our common stock repurchase program, which expires in 2010.
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
     Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for the year ended June 30, 2009, were as follows:

	Awards
	Available	2000	2001	Employee
	Under All	Nonstatutory	Incentive	Stock
	Share-Based	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan

Balance at June 30, 2008	5,747,848	56,376	4,683,689	1,007,783
Additional shares authorized	2,365,507	—	2,030,556	334,951
Stock options granted	(1,745,704)	—	(1,745,704)	—
Deferred stock units granted	(410,025)	—	(410,025)	—
Purchases under employee stock purchase plan	(185,604)	—	—	(185,604)
Forfeited	215,540	—	215,540	—

Balance at June 30, 2009	5,987,562	56,376	4,774,056	1,157,130

     Our 1996 Stock Option Plan (“1996 Plan”) expired in December 2006. Accordingly, no new grants can be issued under the 1996 Plan. Option awards that are currently outstanding under the 1996 Plan will remain outstanding until exercised, forfeited, or cancelled under the terms of the option grant agreements. Our 2001 Incentive Compensation Plan, as amended, and our 2001 Employee Stock Purchase Plan, as amended, will expire in March 2011 and December 2011 respectively.
     Share-based compensation and the related tax benefit recognized in our consolidated statement of income for the years ended June 30, 2007, 2008, and 2009 were (in thousands):

	2007	2008	2009
Cost of revenue	$750	$1,102	$1,680
Research and development	5,091	6,321	8,897
Selling, general, and administrative	8,453	10,080	13,843

Total	$14,294	$17,503	$24,420

Income tax benefit on share-based compensation	$4,140	$6,114	$7,972

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
     In accordance with SFAS 123R, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock unit awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of SFAS 123R, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital. In fiscal 2009, we realized tax benefit from non-qualified stock option exercises and disqualifying dispositions of qualified stock options totaling $8.0 million, of which $1.3 million of the tax benefit was recognized as a reduction of the provision for income taxes and $6.7 million reduced deferred tax assets established after our adoption of SFAS 123R.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Actual tax benefit related to the tax deduction for share-based awards exceeded the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards resulting in excess tax benefit of $9.4 million in fiscal 2009.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 9,088,100 treasury shares were also available for issuance as of the end of fiscal 2009. Any incremental shares purchased under our common stock purchase program would be available for issuance.
Stock Options
     Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, and our 2001 Incentive Compensation Plan, as amended (the “Plans”). Under the Plans, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant. Stock options granted to our employees generally are incentive stock options or qualified options under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.
     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.

     The following table summarizes stock option activity and weighted average exercise prices for stock options granted, exercised, forfeited, and expired for fiscal 2009 and the balance of outstanding and exercisable stock options as of June 30, 2009:

	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance at June 30, 2008	6,148,275	$17.52
Granted	1,745,704	29.09
Exercised	(946,856)	14.05
Forfeited	(176,811)	22.48

Balance at June 30, 2009	6,770,312	20.86

Exercisable at June 30, 2009	3,211,794	$16.09

     As of June 30, 2009, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, and the intrinsic value and for options outstanding the weighted average remaining contractual life were as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term	Price	(in thousands)	Exercisable	Price	(in thousands)
$1.67 - $10.93	713,231	3.65	$6.49	$22,545	713,231	$6.49	$22,545
$12.17 - $14.33	939,962	6.28	13.72	22,914	787,540	13.68	19,235
$14.59 - $15.55	711,291	7.69	15.25	16,255	325,567	15.13	7,479
$16.62 - $19.63	753,155	8.15	19.10	14,308	286,732	18.80	5,535
$19.91 - $21.92	1,133,995	7.28	20.98	19,414	676,102	20.56	11,862
$24.33 - $26.17	760,950	9.11	25.16	9,844	122,187	26.17	1,458
$26.47 - $31.83	926,347	8.81	28.42	8,964	230,930	26.71	2,630
$34.01	617,254	9.11	34.01	2,525	11,346	34.01	46
$35.99	75,000	9.12	35.99	158	—	—	—
$39.51	139,127	8.36	39.51	—	58,159	39.51	—

	6,770,312	7.52	20.86	$116,926	3,211,794	16.09	$70,788

     The aggregate intrinsic value was based on the closing price of our common stock on June 27, 2009 of $38.10 and excluded the impact of options that were not in-the-money.
     At June 30, 2009, we estimated fully vested options and options expected to vest to be 5.9 million with an aggregate intrinsic value of $106.1 million having a weighted average exercise price of $20.04 and a weighted average remaining contractual term of 7.3 years.
     The following table summarizes cash received and the aggregate intrinsic value of stock options exercised for the years ended June 30, 2007, 2008, and 2009 (in thousands):

	Years ended June 30,
	2007	2008	2009
Cash received	$18,511	$23,550	$13,305
Aggregate intrinsic value	$40,214	$49,272	$17,548

     The fair value of each award granted from our Plans for the year ended June 30, 2009 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	56.9% - 65.4%
Expected life in years	4.5 - 4.7
Risk-free interest rate	1.7% - 3.2%
Fair value per award	$10.06 - $17.32
     The expected volatility is based on historical and implied volatilities; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
     Unrecognized share-based compensation costs for stock options granted under the Plans were approximately $36.5 million as of June 30, 2009 to be recognized over a weighted average period of approximately three years.
Deferred Stock Units
     Our 2001 Incentive Compensation Plan, as amended (“2001 Plan”) provides for the grant of deferred stock unit awards (“DSUs”) to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSUs in January 2006.
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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2009 and the balance and aggregate intrinsic value of DSUs as of June 30, 2009:

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(in thousands)	Fair Value
Balance at June 30, 2008	573,447		$22.32
Granted	410,025		30.67
Delivered	(206,485)		22.67
Forfeited	(38,729)		23.77
Balance at June 30, 2009	738,258	$28,128	26.78
     Of the shares delivered, 60,469 shares valued at $1.8 million were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value was based on the closing price of our common stock on June 26, 2009 of $38.10.
     Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan were approximately $15.4 million as of June 30, 2009, which will be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of DSUs delivered in fiscal 2009 was $6.1 million.

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
     The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases for the years ended June 30, 2007, 2008, and 2009 (in thousands, except for shares purchased and weighted average purchase price):

	Years ended June 30,
	2007	2008	2009
Shares purchased	244,792	58,392	185,604
Weighted average purchase price	$12.15	$20.81	$16.84
Cash received	$2,971	$1,214	$3,122
Aggregate intrinsic value	$1,789	$387	$592
     In accordance with FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering period that commenced on July 1, 2007 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 275 employees. The modification resulted in incremental compensation costs, which are not material and which will be recognized on a straight-line basis over the two-year period ending December 31, 2010.
     The fair value of each award granted under our ESPP for the year ended June 30, 2009 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Expected volatility	53.3% - 73.0%
Expected life in years	0.5 - 2.0
Risk-free interest rate	0.3% - 2.4%
Fair value per award	$6.01 - $10.44
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
     Unrecognized share-based compensation costs for awards granted under our ESPP as of June 30, 2009 were approximately $3.6 million to be amortized over the next fiscal year.
10. Employee Benefit Plans
401(k) Plan
     We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 30% of their net compensation or the annual limit of $16,500. The annual limit for employees who are 50 years or older is $22,000. In fiscal 2009, we provided matching funds of 25% of the employee’s contribution up to a maximum of $4,125 per employee. We made matching contributions of $383,000, $603,000, and $783,000 in fiscal 2007, 2008, and 2009, respectively.

11. Income Taxes
     Income/(loss) before provision for income taxes consisted of the following (in thousands):

	Years ended June 30,
	2007	2008	2009
U.S	$21,863	$15,636	$(3,001)
Foreign	16,568	33,152	68,811

Income before provision for income taxes	$38,431	$48,788	$65,810

     The provision for income taxes consists of the following (in thousands):

	Years ended June 30,
	2007	2008	2009

Current tax expense
Federal	$7,028	$11,094	$13,170
State	1,455	568	1,200
Foreign	3,529	5,429	6,809

	12,012	17,091	21,179

Deferred tax expense/ (benefit)
Federal	321	1,485	(8,263)
State	(418)	(888)	(1,421)
Foreign	(18)	—	(9)

	(115)	597	(9,693)

Provision for income taxes	$11,897	$17,688	$11,486

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years ended June 30,
	2007	2008	2009
Provision at U.S. federal statutory rate	$13,451	$17,076	$23,034
State income taxes	1,197	1,574	1,109
Foreign withholding taxes	3,835	4,842	5,770
Qualified stock options	1,672	875	1,700
Business credits	(3,915)	(1,935)	(2,749)
Foreign tax rate differential	(3,482)	(6,749)	(19,727)
Tax exempt interest	(1,526)	(1,307)	(479)
Change in valuation allowance	(5)	4,362	3,237
Other differences	670	(1,050)	(409)

Provision for income taxes	$11,897	$17,688	$11,486

     As of June 30, 2008 and 2009, net deferred tax assets/(liabilities) consisted of the following balances (in thousands):

	2008	2009
Current deferred tax assets	$624	$138
Current deferred tax liabilities	—	(9,419)
Non-current deferred tax assets	1,098	17,544
Non-current deferred tax liabilities	(3,152)	—

Net deferred tax assets/(liabilities)	$(1,430)	$8,263

     Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.
     As of June 30, 2008 and 2009, significant components of our deferred tax assets/(liabilities) were as follows (in thousands):

	2008	2009

Deferred tax assets:
Investment writedowns	$5,610	$7,146
Capital loss carryforward	525	2,708
Inventory writedowns	150	154
Depreciation and amortization	1,485	731
Accrued compensation	1,065	751
Share-based compensation	4,521	8,214
Business credit carryforward	4,855	7,545
Others	146	469

	18,357	27,718
Valuation allowance	(6,135)	(9,854)

	12,222	17,864

Deferred tax liabilities:
Interest deduction	(13,652)	(9,601)

	(13,652)	(9,601)

Net deferred tax assets/(liabilities)	$(1,430)	$8,263

     Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of June 30, 2009, a valuation allowance of $9.9 million had been established to reduce deferred tax assets to levels that we believe are more than likely than not to be realized through future taxable income. The valuation allowance was increased by $3.7 million in fiscal 2009, primarily due to investment writedowns and capital loss carryforwards.
     Undistributed operating earnings of our foreign subsidiaries were approximately $161 million at June 30, 2009 and are considered to be indefinitely reinvested overseas, and no U.S. income taxes have been provided for on these earnings. The potential deferred tax liability associated with undistributed operating earnings of our foreign subsidiaries was approximately $41 million.
     As of June 30, 2009, we had federal and state net operating loss carryforwards of approximately $19.8 million and $52.5 million, respectively. The federal and state net operating loss carryforwards were primarily attributable to share-based award deductions. The benefit of these net operating losses will be recorded directly to additional-paid-in capital when realized. In addition, we had capital loss carryforwards of $8.2 million for federal and state purposes.
     As of June 30, 2009 we had $4.6 million and $3.7 million of federal and state tax credit carryforwards, respectively, which primarily consists of research credits. The federal tax credit carryforward begins to expire in fiscal 2027, and the state tax credit can be carried forward indefinitely.
     Under the current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. The federal net operating loss will begin to expire in fiscal 2028, if not utilized, and the California net operating loss will begin to expire in fiscal 2017, if not utilized. The federal and California capital losses begin to expire in fiscal 2013.

     The total liability for gross unrecognized tax benefits included in our consolidated balance sheet as of June 30, 2008 was $13.5 million. The liability for gross unrecognized tax benefits increased approximately $4.5 million during fiscal 2009 to $18.0 million. Of this amount, $17.2 million would affect the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of June 30, 2008	$13.5
Increase in unrecognized tax benefit related to prior year tax positions	4.5

Balance as of June 30, 2009	$18.0

     The total interest and penalties accrued related to unrecognized tax benefits as of June 30, 2008 was $738,000. The liability for gross interest expense and penalties was increased by $283,000 to $1.0 million as of June 30, 2009. Our policy to classify interest and penalties, if any, as components of income tax expense did not change.
     It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months and an estimate of the range of possible changes cannot be made at this time due to the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue or deaccrue for in fiscal 2010 cannot be reasonably estimated at this time.
     Currently, we are required to file federal and state income tax returns in the United States and foreign tax jurisdictions in which we operate. Our major tax jurisdictions are the United States, California, and Hong Kong SAR. The fiscal years that remain subject to examination by these jurisdictions are fiscal years 2002 and onward. In September 2007, we were notified by the state of California Franchise Tax Board that our fiscal 2004 and 2005 returns were subject to audit, and in June 2009 we were notified by the Franchise Tax Board that the audit would be submitted for final approval without adjustment. In addition, we filed several objection letters to the Inland Revenue Department of Hong Kong, protesting the amount of assessed tax for fiscal 2007. The Department is currently reviewing our case.
     The Obama Administration recently announced several proposals to change the U.S. tax laws. It is unclear whether the proposals will be enacted or, if enacted, what the scope of the change in the laws will be. These proposals, if enacted, could adversely impact our effective tax rate, our operating results, and financial condition.
12. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 85%, 76%, and 57% of our net revenue for the years ended June 30, 2007, 2008, and 2009, respectively.
     The following is a summary of net revenue within geographic areas based on our customers’ locations (in thousands):

	Years ended June 30,
	2007	2008	2009
China	$213,862	$235,749	$307,813
Taiwan	27,587	55,575	46,899
Korea	7,809	38,917	70,661
Japan	5,771	18,342	35,811
United States	3,815	996	3,531
Other	7,943	11,478	8,587

	$266,787	$361,057	$473,302

     As of June 30, 2008 and 2009, long-lived assets within geographic areas consisted of the following (in thousands):

	June 30,	June 30,
	2008	2009
United States	$19,662	$20,625
Asia/Pacific	2,797	4,806

	$22,459	$25,431

     Our goodwill of $1.9 million, is primarily related to the United States.
     Major customers as a percentage of net revenue were as follows:

	Years ended June 30,
	2007	2008	2009
Customer A	*	*	14%
Customer B	*	*	11%
Customer C	*	10%	*
Customer D	14%	*	*
Customer E	11%	*	*

*	Less than 10%
13. Restructuring Charge
     In fiscal 2007, we incurred a restructuring charge of $915,000 in connection with the closure of our European development center as part of our strategic efforts to realign our development capabilities to better meet the needs of our Asia/Pacific customer base. We accounted for our restructuring charge in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Included in the restructuring charge were personnel costs, consisting of severance and relocation of $526,000; a lease reserve of $287,000, net of estimated sublease income; and a non-cash impairment of property and equipment of $102,000. As of June 30, 2007, all costs associated with the restructuring were settled and no additional payment obligation existed.
14. Subsequent Events
     Subsequent to June 30, 2009 and through August 24, 2009, we repurchased 1,000,000 shares of our common stock at an aggregate cost of approximately $25.5 million, or an average cost of $25.47.
     In accordance with FAS 165, we evaluated all events or transactions that occurred after June 30, 2009 up through August 24, 2009, the date of filing this report. During this period, we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event as discussed above.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation (1)
3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
3.2	Second amended and Restated Bylaws (amended and restated as of October 21, 2008) (3)
3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)
4	Form of Common Stock Certificate (5)
4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4(c)	Amendment No. 1 to Rights Agreement (6)
4.1	Indenture dated December 7, 2004 by and between the registrant and American Stock Transfer & Trust Company (4)
4.2	Registration Rights Agreement dated December 7, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)
4.6	Form of Indenture (14)
10.3(a)	1996 Stock Option Plan (7)
10.3(b)	Form of grant agreements for 1996 Stock Option Plan (5)
10.5	2000 Nonstatutory Stock Option Plan and form of grant agreement (7)
10.6(a)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (8)
10.6(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (9)
10.6(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (10)
10.7(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (8)
10.8	401(k) Profit Sharing Plan (7)
10.13	Form of Stock Option Grant and Stock Option Agreement between the registrant and Federico Faggin (7)
10.14	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (7)
10.15	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (7)
10.17	Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006; with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long and Joseph D. Montalbo; as of August 8, 2008 with Gopal K. Garg; and as of March 2, 2009 with Kathleen A. Bayless (1)
10.18	Severance Policy for Principal Executive Officers (11)
10.19	Change of Control and Severance Agreement entered into by Francis F. Lee as of April 22, 2003 (11)
10.20	Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (11)
10.21	Purchase Agreement dated December 1, 2004 by and among the registrant, Bear, Stearns & Co. Inc., and Credit Suisse First Boston LLC (4)
10.22	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (12)*
10.23	Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (13)
12.1	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 24, 2008.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008

(7)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC January 22, 2002 and declared effective January 28, 2002.

(8)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(11)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 30, 2003, as filed with the SEC on September 12, 2003.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

(14)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No.333-155582) as filed with the SEC November 21, 2008 and declared effective May 7, 2009.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.