Form 10-Q
period 2009-09-26
SYNAPTICS INC
filed 2009-11-03
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at October 30, 2009: 34,005,124

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2009	2009*
ASSETS
Current assets:
Cash and cash equivalents	$180,040	$169,036
Short-term investments	17,580	22,934
Accounts receivable, net of allowances of $513 at September 30, 2009 and June 30, 2009	91,062	84,739
Inventories	15,678	14,950
Prepaid expenses and other current assets	3,899	3,094

Total current assets	308,259	294,753
Property and equipment, net of accumulated depreciation of $13,800 and $11,712 at September 30, 2009 and June 30, 2009, respectively	25,429	25,431
Goodwill	1,927	1,927
Non-current investments	28,854	28,767
Other assets	23,519	25,272

	$387,988	$376,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,409	$32,210
Accrued compensation	8,379	8,450
Income taxes payable	9,788	9,128
Current deferred tax liabilities	8,483	10,225
Other accrued liabilities	12,110	11,813
Note payable	64,465	63,234

Total current liabilities	151,634	135,060

Other liabilities	18,549	18,484
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 44,056,636 and 43,779,011 shares issued, and 33,968,536 and 34,690,911 shares outstanding, at September 30, 2009 and June 30, 2009, respectively	44	44
Additional paid-in capital	303,349	293,666
Less: 10,088,100 and 9,088,100 common treasury shares at September 30, 2009 and June 30, 2009, respectively, at cost	(262,858)	(237,387)
Accumulated other comprehensive income	1,312	129
Retained earnings	175,958	166,154

Total stockholders’ equity	217,805	222,606

	$387,988	$376,150

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2009	2008*
Net revenue	$119,592	$115,857
Cost of revenue	71,270	69,264

Gross margin	48,322	46,593

Operating expenses:
Research and development	19,975	15,805
Selling, general, and administrative	13,764	14,570

Total operating expenses	33,739	30,375

Income from operations	14,583	16,218
Interest income	331	1,258
Interest expense	(1,423)	(2,541)
Impairment of investment, net	(443)	—

Income before provision for income taxes	13,048	14,935
Provision for income taxes	3,244	2,224

Net income	$9,804	$12,711

Net income per share:
Basic	$0.29	$0.38

Diluted	$0.27	$0.36

Shares used in computing net income per share:
Basic	34,341	33,640

Diluted	35,968	35,459

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statement (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2009	2008*
Cash flows from operating activities
Net income	$9,804	$12,711
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	7,048	5,881
Deferred taxes	782	(1,215)
Depreciation of property and equipment	2,088	1,197
Amortization of debt issuance costs	70	140
Impairment of investment, net	443	—
Amortization of debt discount	1,231	2,167

Changes in operating assets and liabilities:
Accounts receivable, net	(6,323)	(17,236)
Inventories	(728)	(4,073)
Prepaid expenses and other current assets	(583)	(436)
Other assets	(1,063)	(358)
Accounts payable	16,199	2,015
Accrued compensation	(71)	(46)
Income taxes	704	2,444
Other accrued liabilities	318	(617)

Net cash provided by operating activities	29,919	2,574

Cash flows from investing activities
Purchases of short-term investments	(3,989)	(9,044)
Proceeds from sales and maturities of short-term investments	9,296	19,006
Proceeds from sales and maturities of non current investments	700	1,625
Purchases of property and equipment	(2,086)	(2,941)

Net cash provided by investing activities	3,921	8,646

Cash flows from financing activities
Purchases of treasury stock	(25,471)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	3,255	5,218
Payroll taxes for deferred stock units	(620)	(593)

Net cash provided by (used in) financing activities	(22,836)	4,625

Net increase in cash and cash equivalents	11,004	15,845
Cash and cash equivalents at beginning of period	169,036	96,218

Cash and cash equivalents at end of period	$180,040	$112,063

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,765	$1,001

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2009.
     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2010 will be a 52-week period ending on June 26, 2010, and our fiscal 2009 was a 52-week period ending on June 27, 2009. The fiscal periods presented in this report were 13-week periods for the three months ended September 26, 2009 and September 27, 2008. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on September 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend was effective for stockholders of record on August 15, 2008 and was paid on August 29, 2008. All share and per share amounts contained herein reflect the stock split, except for treasury shares.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Retrospective application of ASC 470-20
     On July 1, 2009, we adopted ASC 470-20, formerly known as FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” This standard applies to our 0.75% Convertible Senior Subordinated Notes. The adoption of this accounting standard, which must be applied on a retrospective basis, results in a non-cash interest charge for all periods presented in our financial statements during which the notes were outstanding.
     Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Note holders. The debt discount, recorded in additional paid-in capital, is amortized over five years using the effective interest method. In addition, we allocated $1.4 million of the issuance costs to the equity component of the Notes and the remaining $2.9 million of the issuance costs to the debt component of the Notes. The issuance costs were allocated pro-rata based on the relative carrying amounts of the debt and equity components. The initial $2.9 million of debt issuance costs allocated to the debt component are amortized as interest expense over five years using the effective interest method.

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
3. Net Income Per Share
     We present basic and diluted net income per share amounts in conformity with U.S. GAAP for all periods presented.
     The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2009	2008*
Numerator:
Basic and diluted net income	$9,804	$12,711

Denominator:
Shares, basic	34,341	33,640
Effect of dilutive share-based awards	1,627	1,819

Shares, diluted	35,968	35,459

Net income per share:
Basic	$0.29	$0.38

Diluted	$0.27	$0.36

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
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
     Dilutive net income per share amounts do not include the weighted average effect of 2,899,824 and 2,006,614 share-based awards that were outstanding during the three months ended September 30, 2009 and 2008, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
4. Cash Equivalents, Short-Term Investments, and Auction Rate Securities Investments
     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” in accordance with U.S. GAAP. Included in our non-current investments are auction rate securities, or ARS. Our short-term and non-current investments are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge an other-than-temporary decline in the fair value of a debt security to earnings if the decline is due to a credit loss or to other comprehensive income if the decline is due to a noncredit loss, resulting in the establishment of a new cost basis for the debt security. We charge other-than-temporary declines in the fair value of equity securities to earnings. We include interest earned on marketable securities in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.
     Our ARS investments, which have a par value of $41.8 million, have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the quarter ended September 30, 2009, $700,000 of our ARS investments were redeemed at par and we recognized a gain of $6,000 on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of September 30, 2009 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.
     Contractual maturities for our ARS investments are generally greater than eight years, with fair value of $9.2 million maturing from 2015 to 2017, $9.2 million maturing from 2034 to 2045, and $10.4 million maturing thereafter or having no stated maturity. Of our ARS investments, $34.3 million par value are investment grade, and the remaining $7.5 million par value are below investment grade. In connection with our fair value analysis for the quarter ended September 30, 2009, we recorded a $449,000 other-than-temporary impairment charge on our ARS investments in preferred stock, reducing the carrying value to zero.
     We estimated the fair value of our ARS investments based on the following: (i) the underlying structure of each investment; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or redemption at par for each period; and (iv) estimates of the recovery rates in the event of default for each investment. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions.
     The following table sets forth the various types of failed ARS investments we held as of September 30, 2009, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value (in thousands).

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,850	$639	$262	$8,949	$262	$9,211
Closed end municipal and corporate funds	11,425	1,189	93	10,143	276	10,419
Credit linked notes	13,500	156	8,765	4,579	2,817	7,396
Preferred stock	5,000	—	5,000	—	—	—
Municipals	2,000	203	83	1,714	114	1,828

Total ARS	$41,775	$2,187	$14,203	$25,385	$3,469	$28,854

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

5. Fair Value of Cash Equivalents and Investments
     Effective the beginning of fiscal 2009, we adopted the fair value option for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. For other financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis, we elected not to apply fair value option. Effective the beginning of fiscal 2010, we adopted the fair value option for non-financial assets and liabilities. The adoption of the fair value option for non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     Current accounting standards establish a consistent framework for measuring fair value on either a recurring or nonrecurring basis in which inputs, used in valuation techniques, are assigned a hierarchical level.
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
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2009 (in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3
Money market	$171,794	$—	$—
Commercial paper	—	2,699	—
U.S. Treasury bills	—	7,990	—
Municipal securities	—	12,830	—
Auction rate securities	—	—	28,854

Total available-for-sale securities	$171,794	$23,519	$28,854

     The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2009 (in thousands):

Balance as of June 30, 2009	$28,767
Net change in other comprehensive income from Level 3 financial assets	1,230
Other than temporary impairment, net	(443)
Redemptions	(700)

Balance as of September 30, 2009	$28,854

     There were no transfers in or out of our Level 3 assets during first quarter ended September 30, 2009.

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
6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2009	2009
Raw materials	$10,778	$9,217
Finished goods	4,900	5,733

	$15,678	$14,950

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
7. Product Warranties, Indemnifications, and Contingencies
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

8. Convertible Senior Subordinated Notes
     In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. We used the net proceeds for working capital and general corporate purposes.
     During fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount of approximately 7%. This resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs. The remaining $65.3 million par value of our Notes was reclassified to a current liability as our noteholders have the right to require us to repurchase all or a portion of their notes for cash on December 1, 2009.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of $125 million, if any. Accordingly, we include diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is currently $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of September 30, 2009, none of the conditions for conversion of the Notes had occurred.
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
     Interest expense includes the amortization of debt discount and debt issuance costs. We recorded $1.4 million and $2.5 million of interest expense on the Notes during each of the three-month periods ended September 30, 2009 and 2008, respectively.
     On July 1, 2009, we adopted ASC 470-20, the new accounting standard applicable to convertible debt that can be settled in cash. This standard applies to our 0.75% Convertible Senior Subordinated Notes. The adoption of this accounting standard, which must be applied on a retrospective basis, results in a non-cash interest charge for all periods presented in our financial statements during which the notes were outstanding. This standard requires issuers of convertible notes that can be settled in cash to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate. Prior to the application of the standard, the liability of the Notes was carried at its par value, and only the contractual interest and amortization of debt issuance costs were recognized in condensed consolidated statements of income.
     Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Note holders. This debt discount, recorded in additional paid-in capital, is amortized as interest expense over five years using the effective interest method. In addition, we allocated $1.4 million of the issuance costs to the equity component of the Notes and the remaining $2.9 million of the issuance costs to the debt component of the Notes. The issuance costs were allocated pro-rata based on the relative carrying amounts of the debt and equity components. The initial $2.9 million of debt issuance costs allocated to the debt component are amortized as interest expense over five years using the effective interest.
     As of September 30, 2009, the remaining amortization period of the discount and debt issuance costs is approximately two months, and the if-converted value of the Notes does not exceed the principal amount of the Notes.
     As of September 30, 2009 and June 30, 2009, the liability and equity components of the Notes consisted of the following (in thousands):

	September 30,	June 30,
	2009	2009
Principal amount of outstanding Notes	$65,303	$65,303
Unamortized discount	838	2,069

Liability component of outstanding Notes, net	$64,465	$63,234

Equity component of outstanding Notes	20,591	20,591
     The contractual interest expense and amortization of discount for the Notes for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	September 30,
	2009	2008
Interest expense	$122	$234
Amortization of debt issuance costs	70	140
Amortization of discount	1,231	2,167

Total interest	$1,423	$2,541

Impact of Retrospective Application of New Accounting Standard
     The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated balance sheet as on June 30, 2009 (in thousands):

		Accounting
	As	Standard	As
	Reported	Impact	Revised
Other assets	$25,343	$(71)	$25,272
Total assets	376,221	(71)	376,150
Current deferred tax liability	9,419	806	10,225
Note payable	65,303	(2,069)	63,234
Total current liabilities	136,323	(1,263)	135,060
Additional paid in capital	270,962	22,704	293,666
Retained earnings	187,666	(21,512)	166,154
Total stockholders’ equity	221,414	1,192	222,606
Total liabilities and stockholders’ equity	376,221	(71)	376,150

     The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated income statement, basic and diluted net income per share, and effective tax rate for the three months ended September 30, 2008 (in thousands, except per share data, and effective tax rate):

		Accounting
	As	Standard	As
	Reported	Impact	Revised
Interest expense	$(449)	$(2,092)	$(2,541)
Provision for taxes	(3,068)	844	(2,224)
Net income	13,959	(1,248)	12,711

Net income per share:
Basic	0.41	(0.03)	0.38
Diluted	0.39	(0.03)	0.36

Effective tax rate	18.0%	-3.1%	14.9%
     The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated statement of cash flows for the three months ended September 30, 2008 (in thousands):

		Accounting
	As	Standard	As
	Reported	Impact	Revised
Net income	$13,959	$(1,248)	$12,711
Amortization of debt issuance costs	215	(75)	140
Deferred taxes	(371)	(844)	(1,215)
Amortization of debt discount	—	2,167	2,167
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
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Cost of revenue	$448	$411
Research and development	2,798	2,016
Selling, general, and administrative	3,802	3,454

Total	$7,048	$5,881

Income tax benefit recorded on share-based compensation	$2,201	$1,968

     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options and estimated forfeitures for shared-based awards that are not expected to vest were estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
     In accordance with U.S. GAAP, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock units, but we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after we began expensing share-based compensation, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to when we began expensing share-based compensation, we record the tax benefit directly to additional paid-in capital.
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under the current accounting standard, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the quarter ended September 30, 2009.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, 10,088,100 treasury shares were also available for issuance as of September 30, 2009. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
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
     The following table summarizes stock option activity and weighted average exercise prices for the three months ended September 30, 2009, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of September 30, 2009. The aggregate intrinsic value is based on the closing price of our common stock on September 25, 2009 and excludes stock options with exercise prices above the closing price of $26.12.

	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2009	6,770,312	$20.86
Granted	745,250	25.50
Exercised	(68,861)	15.00
Forfeited	(1,920)	15.51

Balance at September 30, 2009	7,444,781	21.38	$44,921

Exercisable at September 30, 2009	3,562,709	$17.27	$34,107

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
     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited, during the three months ended September 30, 2009, and the balance and aggregate intrinsic value of DSUs as of September 30, 2009.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2009	738,258
Granted	155,671
Delivered	(80,795)
Forfeited	(11,250)

Balance at September 30, 2009	801,884	$20,945

     Of the shares delivered, 25,885 shares valued at $620,000 were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value is based on the closing price of our common stock on September 25, 2009 of $26.12.
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
     The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the three-month period ended September 30, 2009 (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	153,854
Weighted average purchase price	$14.44
Cash received	$2,222
Aggregate intrinsic value	$3,724
     In accordance with U.S. GAAP, the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the underlying awards. Under the terms of our ESPP, the offering period that commenced on July 1, 2007 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 257 employees. The modification resulted in incremental compensation costs, which are not material and which will be recognized on a straight-line basis over the two-year period ending December 31, 2010.
10. Income Taxes
     We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
     The provision for income taxes of $3.2 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2009 was 24.9% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the three months ended September 30, 2008 was 14.9% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes.
Unrecognized Tax Benefits
     The total liability for gross unrecognized tax benefits as of June 30, 2009 was $18.0 million. The liability for gross unrecognized tax benefit decreased $344,000 during this quarter to $17.6 million and all of this amount would affect the effective tax rate on income from continuing operations, if recognized. The net decrease of $344,000 consisted of an increase of $661,000 related to prior year tax positions offset by the release of $1.0 million of gross unrecognized tax benefits. The total interest and penalties accrued related to unrecognized tax benefits as of June 30, 2009 was $1.0 million. The liability for gross interest expense and penalties was increased by $140,000 to $1.1 million during the September quarter. We classify interest and penalties, if any, as components of income tax expense.
     No material unrecognized tax benefit is expected to be paid within one year, and we cannot make a reliable estimate when cash settlement with a taxing authority may occur. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
     It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. An estimate of the range of possible changes cannot be made at this time because of the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue or deaccrue for the next 12 months cannot be reasonably estimated at this time.
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
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 62% and 72% of net revenue for the three months ended September 30, 2009 and 2008, respectively.

     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended
	September 30,
	2009	2008
China	$95,733	$74,464
Taiwan	6,011	18,642
Korea	9,632	16,034
Other	8,216	6,717

	$119,592	$115,857

     Major customer net revenue data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2009	2008
Customer A	12%	12%
Customer B	11%	*
Customer C	*	11%
Customer D	*	10%
Customer E	*	10%
     Major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	September 30,	June 30,
	2009	2009
Customer A	15%	*
Customer B	12%	11%
Customer C	*	20%
Customer D	*	11%
Customer E	*	10%

*	Less than 10%
12. Comprehensive Income
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

     Our comprehensive income for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net income	9,804	12,711
Net unrealized gain/ (loss) on available-for-sale investments, net of tax	1,183	(889)

Total comprehensive income	10,987	11,822

     We recorded an unrealized gain of $1.2 million for the three months ended September 30, 2009 primarily related to the temporary recovery in fair value of certain ARS investments. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. At the present time, the primary issue affecting all of our ARS investments is that of liquidity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We evaluate our accounting for these investments quarterly.
13. Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” now referred to as ASC 825-10, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 825-10 on April 1, 2009, and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in our quarter ended September 30, 2009.
14. Subsequent Events
     We have evaluated all events or transactions that occurred after September 30, 2009 through the date of filing this report and determined there were no material recognizable subsequent events. On October 28, 2009, we notified the holders of our 0.075% convertible notes of their right to require us to repurchase all or a portion of their notes on December 1, 2009. In connection with the notification we filed Schedule TO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2009.
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
     We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2009, including particularly Item 1A Risk Factors.
Overview
     We are a leading worldwide developer and supplier of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We believe our results to date reflect the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to develop or engineer products that meet the demanding design specifications of OEMs.
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
     Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design capacitive interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
Investments
     We account for investment securities in accordance with U.S. GAAP. The current accounting standards require us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income, to assess whether our investments with unrealized loss positions are other-than-temporarily impaired and to determine whether an impairment of debt securities is other-than-temporary. We follow the hierarchal approach to determine fair value of our investments, which we adopted at the beginning of fiscal 2009.
     Fair value is defined as the price to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of ARS, the probability of a successful auction in a future period. We follow the guidance provided by current accounting standards to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and to determine circumstances that may indicate that a transaction is not orderly.

     Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income/(loss) in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses, which depending on facts and circumstances may be charged to other comprehensive income/(loss) or earnings.
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
Share-Based Compensation Costs
     We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options and estimated forfeitures for share-based awards that are not expected to vest were estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan.
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, and there is no means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
     We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, result of operations, or cash flows. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
     We recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after we began expensing share-based compensation, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to when we began expensing share-based compensation, we record the tax benefit directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Three months ended September 30, 2009 compared with the three months ended September 30, 2008
Net Revenue.

	Three Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change
PC applications	$74,565	$83,440	$(8,875)	-10.6%
% of net revenue	62.3%	72.0%
Digital lifestyle product applications	45,027	32,417	12,610	38.9%
% of net revenue	37.7%	28.0%

Net revenue	$119,592	$115,857	$3,735	3.2%

     Net revenue was $119.6 million for the quarter ended September 30, 2009 compared with $115.9 million for the quarter ended September 30, 2008, an increase of $3.7 million, or 3.2%. Of our first quarter fiscal 2010 net revenue, $74.6 million, or 62.3%, was from personal computing products and $45.0 million, or 37.7%, was from digital lifestyle products, including $34.9 million from mobile smartphones. The increase in net revenue for the quarter ended September 30, 2009 was attributable to a to a $12.6 million, or 38.9%, increase in net revenue from digital lifestyle product applications, partially offset by a $8.9 million, or 10.6%, reduction in net revenue from PC applications. Digital lifestyle products net revenue growth resulted primarily from higher market penetration of our products in the mobile smartphone market. The decline in PC applications net revenue reflected a reduced attach rate of our multimedia control solutions in notebook computers, partially offset by market share gains in notebooks. The overall increase in net revenue was primarily attributable to a 9.6% increase in unit shipments, reflecting higher market penetration of our products in the mobile smartphone market, partially offset by a lower priced product mix and general competitive pricing pressure. Based on calendar year 2010 industry estimates, the notebook market is anticipated to increase approximately 17% and the mobile smartphone market is anticipated to increase approximately 20%.
Gross Margin.

	Three Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change
Gross Margin	$48,322	$46,593	$1,729	3.7%
% of net revenue	40.4%	40.2%
     Gross margin as a percentage of net revenue was 40.4%, or $48.3 million, for the quarter ended September 30, 2009 compared with 40.2%, or $46.6 million, for the quarter ended September 30, 2008. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The slight increase in gross margin as a percentage of net revenue primarily reflected a higher margin product mix.

Operating Expenses.

	Three Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change
Research and development expenses	$19,975	$15,805	$4,170	26.4%
% of net revenue	16.7%	13.6%
Selling, general, and administrative expenses	13,764	14,570	(806)	-5.5%
% of net revenue	11.5%	12.6%

Operating expenses	$33,739	$30,375	$3,364	11.1%

% of net revenue	28.2%	26.2%
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 16.7% from 13.6%, while the cost of research and development activities increased $4.2 million, or 26.4%, to $20.0 million for the three-month period ended September 30, 2009 compared with $15.8 million for the three-month period ended September 30, 2008. The increase in research and development expenses primarily reflected a $2.3 million increase in employee compensation costs from our annual merit adjustments, additional staffing, and employee benefits costs; a $1.1 million increase in infrastructure and support costs; and a $782,000 increase in share-based compensation costs. Non-cash share-based compensation costs included in research and development expenses were $2.8 million and $2.0 million for the three-month periods ended September 30, 2009 and 2008, respectively.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased to $13.8 million for the three-month period ended September 30, 2009 compared with $14.6 million for the three-month period ended September 30, 2008. The decrease in selling, general, and administrative expenses primarily reflected a $1.2 million decrease in professional service costs, primarily legal costs, a $487,000 decrease in consulting and contractor costs, and a $205,000 decrease in travel and related costs, partially offset by a $1.0 million increase in employee compensation costs from our annual merit adjustments, additional staffing, employee benefits costs and recruiting costs, and a $348,000 increase in share-based compensation costs,. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $3.8 million and $3.5 million for the three-month periods ended September 30, 2009 and 2008, respectively.
Income from Operations.

	Three Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change
Income from operations	$14,583	$16,218	$(1,635)	-10.1%

% of net revenue	12.2%	14.0%
     We generated operating income of $14.6 million, or 12.2% of net revenue, for the three months ended September 30, 2009 compared with approximately $16.2 million, or 14.0% of net revenue, for the three months ended September 30, 2008. The decrease in operating income primarily reflected the $3.4 million increase in operating expenses, partially offset by a 20 basis point increase in the gross margin percentage.

Non-Operating Income/(Loss).

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Interest income	$331	$1,258	$(927)	-73.7%
% of net revenue	0.3%	1.1%
Interest expense	(1,423)	(2,541)	1,118	-44.0%
% of net revenue	-1.2%	-2.2%
Impairment of investments	(443)	—	(443)	—
% of net revenue	-0.4%	0.0%

Net non-operating income	$(1,535)	$(1,283)	$(252)	19.6%

% of net revenue	-1.3%	-1.1%
     Interest Income. Interest income was $331,000 for the three-month period ended September 30, 2009 compared with $1.3 million for the three-month period ended September 30, 2008. The $927,000 decrease in interest income resulted primarily from lower average interest rates and lower average invested cash balances. The decrease in average invested cash balances during the past 12 months was primarily attributable to the use of $55.7 million for the early retirement of debt, $25.5 million used for common stock repurchases, and $8.4 million used for capital expenditures.
     Interest Expense. All of our interest expense relates to our convertible senior subordinated notes issued in December 2004. Interest expense was $1.4 million for the three months ended September 30, 2009, which includes a $1.2 million non-cash charge for amortization of debt discount, compared with interest expense of $2.5 million for the three months ended September 30, 2008, which includes a $2.1 million non-cash charge for amortization of debt discount. The non-cash charges for amortization of debt discount result from the retrospective application of a new accounting standard applicable to convertible debt that can be settled in cash. The remaining interest expense consists of coupon interest and amortization of debt issuance costs.
Provision for Income Taxes.

	Three Months Ended September 30,
(in thousands)	2009	2008	$ Change	% Change
Income before provision for income taxes	$13,048	$14,935	$(1,887)	-12.6%
Provision for income taxes	3,244	2,224	1,020	45.9%
% of income before provision for income taxes	24.9%	14.9%
     The provision for income taxes of $3.2 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2009 was 24.9% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the three months ended September 30, 2008 was 14.9% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes.
     Tax benefit associated with share-based compensation was approximately $2.2 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2009 and 2008 would have been 27.1% and 20.1%, respectively.
     In May 2009, the Obama Administration announced several proposals to change the U.S. tax laws. It is unclear whether the proposals will be enacted or, if enacted, what the scope of the change in the laws will be. These proposals, if enacted, could adversely impact our effective tax rate, our operating results, and financial condition.

Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments, which excludes ARS investments, were $197.6 million as of September 30, 2009 compared with $192.0 million as of June 30, 2009, an increase of $5.6 million. The increase primarily reflected $29.9 million provided from operating cash flows and $3.3 million of proceeds from common stock issued under our share-based compensation plans, partially offset by $25.5 million used for the repurchase of our common stock in the open market and $2.1 million used for the purchase of capital equipment.
     Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2009 generated cash of approximately $29.9 million compared with approximately $2.6 million of cash generated during the three months ended September 30, 2008. For the three months ended September 30, 2009, net cash provided by operating activities was primarily attributable to net income of $9.8 million plus adjustments for non-cash charges of $11.7 million, in addition to an $8.4 million decrease in operating assets and liabilities. The decrease in operating assets and liabilities was primarily attributable to a $16.2 million increase in accounts payable primarily due to a favorable change in payment terms with certain suppliers, offset by a $6.3 million increase in accounts receivable, reflecting the increase in our net revenue during the period. For the three months ended September 30, 2008, net cash provided by operating activities was primarily attributable to net income of $12.7 million plus adjustments for non-cash charges of $8.2 million, partially offset by an $18.3 million increase in operating assets and liabilities. The increase in operating assets and liabilities was primarily attributable to an $17.2 million increase in accounts receivable, reflecting the substantial increase in our net revenue during the period.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2009 generated net cash of $3.9 million compared with $8.6 million of net cash generated during the three months ended September 30, 2008. During the three months ended September 30, 2009, net cash generated by investing activities consisted of $10.0 million in proceeds from sales and maturities of short-term and non current investments, partially offset by $4.0 million used for the purchase of short-term investments and $2.1 million used for the purchase of property and equipment. During the three months ended September 30, 2008, net cash generated by investing activities consisted of $20.6 million in proceeds from sales and maturities of short-term and non current investments, partially offset by $9.0 million used for the purchase of short-term investments and $2.9 million used for the purchase of property and equipment.
     Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2009 was approximately $22.8 million compared with net cash provided by financing activities of $4.6 million for the three months ended September 30, 2008. Cash used in financing activities for the three months ended September 30, 2009 was primarily related to $25.5 million for the purchase of our common stock in the open market and $620,000 used for the payment of payroll taxes for deferred stock units, partially offset by $3.3 million of proceeds from common stock issued under our share-based compensation plans. Cash provided by financing activities for the three months ended September 30, 2008 consisted primarily of $5.2 million in proceeds from common stock issued under our share-based compensation plans.
     Common Stock Repurchase Program. Our board of directors have cumulatively authorized $320 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. From April 2005 through September 30, 2009, we repurchased 10,088,100 shares of our common stock in the open market for an aggregate cost of $262.9 million. Of our treasury stock, 9,088,100 shares were repurchased prior to the August 29, 2008 and were not subject to the 3-for-2 stock split. As of September 30, 2009, we had $57.1 million remaining under our common stock repurchase program, which expires in July 2010.
     Bank Credit Facility. We currently maintain a $30.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on July 1, 2010, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of September 30, 2009.
     Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have purchased and retired $59.7 million of the Notes leaving $65.3 million of the Notes outstanding as of September 30, 2009.
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
     As a result of our irrevocable election in April 2007 to cash settle the principal amount of the Notes, no shares of common stock will be issued to settle the principal amount of the Notes and cash or common stock may be used to settle the value of the Notes in excess of outstanding par value. Our election to cash settle the principal amount of the Notes upon conversion resulted in our using the “if converted” method through the date of the election and the “treasury stock” method subsequent to the date of the election for purposes of calculating diluted net income per share. Accordingly, we include on a prospective basis diluted shares underlying the Notes in our diluted net income per share calculation only when the average closing stock price for the accounting period exceeds the conversion price of the Notes, which is $33.69 per share.
     The Notes may be converted (1) if, during any calendar quarter commencing after December 31, 2004, the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (2) on or after January 1, 2020; (3) if we have called the Notes for redemption; or (4) during prescribed periods, upon the occurrence of specified corporate transactions or fundamental changes. On or after December 1, 2009, we may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest and additional interest, if any. Noteholders have the right to require us to repurchase all or a portion of their Notes for cash on December 1, 2009, December 1, 2014, and December 1, 2019 at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest, including contingent interest and additional interest, if any. As of September 30, 2009, none of the conditions for conversion of the Notes had occurred.
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
     Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. At September 30, 2009, the fair value of our ARS investments was $28.9 million and had an original cost basis of $41.8 million. In the first quarter of 2010, $700,000 of our ARS investments were redeemed at par and we recognized a gain of $6,000 on the redemption, which was included in impairment of investments, net on the accompanying consolidated statements of income. In connection with our fair value analysis for the quarter, we recorded a 449,000 other-than-temporary impairment charge.
     Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2009 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$72	$—	$1	$1	$70
Leases and other commitments	12	8	3	1	—

Total	$84	$8	$4	$2	$70

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	The Notes include a provision allowing the Noteholders to require us, at the Noteholders’ discretion, to repurchase their Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2009, December 1, 2014, and December 1, 2019 and in the event of a fundamental change as described in the indenture governing the Notes. The early repayment of the notes is not reflected in the above schedule, but if all the Noteholders elected to exercise their rights to require us to repurchase their Notes on December 1, 2009, then our contractual obligations for the less than one year period would be $65.5 million and no amounts would be due in subsequent periods.
     As of September 30, 2009, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $17.6 million.
Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” now referred to as ASC 825-10, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 825-10 on April 1, 2009 and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in our quarter ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     Our board of directors have cumulatively authorized $320 million for our common stock repurchase program. The remaining amount authorized for the repurchase of our common stock is $57.1 million. Repurchases under the stock repurchase program during the three-month period ended September 30, 2009 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 28, 2009 - July 25, 2009	—	—	9,088,100	$82,613,000
July 26, 2009 - August 22, 2009	1,000,000	$25.47	10,088,100	$57,142,000
August 23, 2009 - September 26, 2009	—	—	10,088,100	$57,142,000

Total	1,000,000	$25.47

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 3, 2009	By:	/s/ Thomas J. Tiernan

	Name:	Thomas J. Tiernan
	Title:	President and Chief Executive Officer

	By:	/s/ Kathleen A. Bayless

	Name:	Kathleen A. Bayless
	Title:	Chief Financial Officer, Secretary, and Treasurer