Form 10-Q
period 2009-12-26
SYNAPTICS INC
filed 2010-02-02
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at January 27, 2010: 33,510,763

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2009	2009*
ASSETS
Current assets:
Cash and cash equivalents	$140,033	$169,036
Short-term investments	—	22,934
Accounts receivable, net of allowances of $513 at December 31, 2009 and June 30, 2009	100,302	84,739
Inventories	15,837	14,950
Prepaid expenses and other current assets	4,171	3,094

Total current assets	260,343	294,753
Property and equipment, net of accumulated depreciation of $15,821 and $11,712 at December 31, 2009 and June 30, 2009, respectively	25,425	25,431
Goodwill	1,927	1,927
Non-current investments	28,952	28,767
Other assets	18,110	25,272

	$334,757	$376,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,909	$32,210
Accrued compensation	8,069	8,450
Income taxes payable	12,806	9,128
Current deferred tax liabilities	—	10,225
Other accrued liabilities	15,464	11,813
Notes payable	—	63,234

Total current liabilities	89,248	135,060

Convertible senior subordinated notes	2,305	—
Other liabilities	19,238	18,484
Stockholders’ equity:
Common stock: $0.001 par value; 60,000,000 shares authorized; 44,166,949 and 43,779,011 shares issued, and 33,295,636 and 34,690,911 shares outstanding, at December 31, 2009 and June 30, 2009, respectively	44	44
Additional paid-in capital	315,954	293,666
Less:10,871,313 and 9,088,100 common treasury shares at December 31, 2009 and June 30, 2009, respectively, at cost	(281,932)	(237,387)
Accumulated other comprehensive income	1,715	129
Retained earnings	188,185	166,154

Total stockholders’ equity	223,966	222,606

	$334,757	$376,150

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008*	2009	2008*
Net revenue	$133,323	$141,523	$252,915	$257,380
Cost of revenue	79,492	83,717	150,762	152,981

Gross margin	53,831	57,806	102,153	104,399

Operating expenses:
Research and development	22,442	15,940	42,417	31,745
Selling, general, and administrative	16,575	13,714	30,339	28,284

Total operating expenses	39,017	29,654	72,756	60,029

Income from operations	14,814	28,152	29,397	44,370
Interest income	241	974	572	2,232
Interest expense	(968)	(1,739)	(2,391)	(4,280)
Loss on early retirement of debt	—	(1,053)	—	(1,053)
Impairment of investments, net	—	(6,509)	(443)	(6,509)

Income before provision for income taxes	14,087	19,825	27,135	34,760
Provision for income taxes	1,860	2,250	5,104	4,474

Net income	$12,227	$17,575	$22,031	$30,286

Net income per share:
Basic	$0.36	$0.52	$0.65	$0.90

Diluted	$0.35	$0.50	$0.62	$0.86

Shares used in computing net income per share:
Basic	33,611	33,833	33,976	33,736

Diluted	34,936	35,057	35,477	35,311

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2009	2008*
Cash flows from operating activities
Net income	$22,031	$30,286
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	19,144	11,537
Deferred taxes	(2,084)	(4,872)
Tax benefit realized from share-based compensation	—	2,900
Excess tax benefit from share-based compensation	—	(2,900)
Depreciation of property and equipment	4,171	2,727
Amortization of debt issuance costs	118	228
Impairment of investments, net	443	6,509
Amortization of debt discount	2,069	3,636
Loss on early retirement of debt	—	1,053

Changes in operating assets and liabilities:
Accounts receivable, net	(15,563)	(12,303)
Inventories	(887)	(1,056)
Prepaid expenses and other current assets	(153)	(1,209)
Other assets	(2,055)	(334)
Accounts payable	20,699	(230)
Accrued compensation	(381)	745
Income taxes	4,397	1,021
Other accrued liabilities	3,686	4,224

Net cash provided by operating activities	55,635	41,962

Cash flows from investing activities
Purchases of short-term investments	(5,986)	(11,031)
Proceeds from sales and maturities of short-term investments	28,912	34,170
Proceeds from sales and maturities of non current investments	1,000	1,625
Purchases of property and equipment	(4,165)	(5,836)

Net cash provided by investing activities	19,761	18,928

Cash flows from financing activities
Purchases of treasury stock	(44,545)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	4,156	6,189
Retirement of debt, net of discount	(62,998)	(55,656)
Excess tax benefit from share-based compensation	—	2,900
Payroll taxes for deferred stock units	(1,012)	(937)

Net cash used in financing activities	(104,399)	(47,504)

Net (decrease) increase in cash and cash equivalents	(29,003)	13,386
Cash and cash equivalents at beginning of period	169,036	96,218

Cash and cash equivalents at end of period	$140,033	$109,604

Supplemental disclosures of cash flow information

Cash paid for income taxes	$2,792	$5,442

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
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
     Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2010 will be a 52-week period ending on June 26, 2010, and our fiscal 2009 was a 52-week period ending on June 27, 2009. The fiscal periods presented in this report were 13-week and 26-week periods for the three and six months ended December 26, 2009 and December 27, 2008. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Stock Split
     On July 31, 2008, we announced a 3-for-2 stock split to be effected as a stock dividend. The stock dividend was effective for stockholders of record on August 15, 2008 and was paid on August 29, 2008. All share and per share amounts contained herein reflect the stock split, except for treasury shares.
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Retrospective application of ASC 470-20
     On July 1, 2009, we adopted ASC 470-20, formerly known as FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” This standard applies to our 0.75% Convertible Senior Subordinated Notes (the “Notes”). The adoption of this accounting standard, which must be applied on a retrospective basis, results in a non-cash interest charge for all periods presented in our financial statements during which the Notes were outstanding.
     Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Noteholders. In addition, we allocated the $4.3 million of debt issuance costs pro-rata to the equity and debt components of the Notes, or $1.4 million and $2.9 million, respectively. The debt discount and the debt issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years.

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
3. Net Income Per Share
     We present basic and diluted net income per share amounts in conformity with U.S. GAAP for all periods presented. The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008*	2009	2008*
Numerator:
Net income	$12,227	$17,575	$22,031	$30,286

Denominator:
Shares, basic	33,611	33,833	33,976	33,736
Effect of dilutive share-based awards	1,325	1,224	1,501	1,575

Shares, diluted	34,936	35,057	35,477	35,311

Net income per share:
Basic	$0.36	$0.52	$0.65	$0.90

Diluted	$0.35	$0.50	$0.62	$0.86

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
     Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our share-based awards and Notes. No shares associated with our Notes were included in dilutive shares for the periods presented as the weighted average share price during each period was less than the conversion price of $33.69.
     Dilutive net income per share amounts do not include the weighted average effect of 4,306,400 and 2,962,618 share-based awards that were outstanding during the three months ended December 31, 2009 and 2008, respectively, and 3,502,321 and 2,366,806 share-based awards that were outstanding during the six months ended December 31, 2009 and 2008, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
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
     Our ARS investments, which have a par value of $41.5 million, have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and six months ended December 31, 2009, $300,000 and $1.0 million, respectively, of our ARS investments were redeemed at par, and we recognized a gain of zero and $6,000 on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income. During the three and six months ended December 31, 2008, zero and $1.6 million, respectively, of our ARS investments were redeemed at par and there was no associated gain or loss on the redemption of these investments.
     As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of December 31, 2009 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and the probability of a successful auction in a future period. When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.
     Contractual maturities for our ARS investments are generally greater than six years, with fair value of $9.6 million maturing from 2015 to 2017, $10.2 million maturing from 2034 to 2045, and $9.2 million maturing thereafter or having no stated maturity. Of our ARS investments, $23.0 million par value are investment grade, and the remaining $18.5 million par value are below investment grade. In connection with our fair value analysis for the six months ended December 31, 2009, we recorded a $449,000 other-than-temporary impairment charge on our ARS investments in preferred stock, reducing the carrying value to zero.
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
     The following table sets forth the types of ARS investments we held as of December 31, 2009, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value (in thousands).

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,750	$630	$262	$8,858	$308	$9,166
Closed end municipal and corporate funds	11,225	1,166	93	9,966	231	10,197
Credit linked notes	13,500	156	8,765	4,579	3,195	7,774
Preferred stock	5,000	—	5,000	—	—	—
Municipals	2,000	203	83	1,714	101	1,815

Total ARS	$41,475	$2,155	$14,203	$25,117	$3,835	$28,952

     We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments in light of the current debt market environment and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income in the accompanying consolidated balance sheet.

5. Fair Value of Cash Equivalents and Investments
     Effective the beginning of fiscal 2009, we adopted the fair value option for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. For other financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis, we elected not to apply the fair value option. Effective the beginning of fiscal 2010, we adopted the fair value option for non-financial assets and liabilities. The adoption of the fair value option for non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows.
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
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2009 (in thousands):

	Level 1	Level 3
Money market	$138,311	$—
Auction rate securities	—	28,952

Total available-for-sale securities	$138,311	$28,952

     Money market balances are included in cash and cash equivalents as of December 31, 2009.
     The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2009 (in thousands):

Balance as of June 30, 2009	$28,767
Net change in other comprehensive income from Level 3 financial assets	1,628
Other than temporary impairment, net	(443)
Redemptions	(1,000)

Balance as of December 31, 2009	$28,952

     There were no transfers in or out of our Level 3 assets during the six months ended December 31, 2009.
     The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. We base the fair value of short-term investments on current trading values and the fair value of our auction rate securities on a trinomial discounted cash flow model.

6. Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2009	2009
Raw materials	$9,698	$9,217
Finished goods	6,139	5,733

	$15,837	$14,950

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
8. Convertible Senior Subordinated Notes
     In December 2004, we issued an aggregate of $125 million Notes maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. We used the net proceeds for working capital and general corporate purposes.

     During the second quarter of fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount from par of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs. In December 2009, we repurchased and retired $63.0 million par value of our Notes as investors exercised their rights to require us to repurchase their Notes. Accordingly, as of December 31, 2009, $2.3 million par value of our Notes remained outstanding and have been classified as long term as the next date Noteholders can require us to repurchase all or a portion of their Notes is beyond one year.
     Interest expense includes the amortization of debt discount and debt issuance costs. We recorded $1.0 million and $1.7 million of interest expense on the Notes during the three-month periods ended December 31, 2009 and 2008, respectively. We recorded $2.4 million and $4.3 million of interest expense on the Notes during the six-month periods ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the amortization of the discount and debt issuance costs was complete, and the if-converted value of the Notes did not exceed the principal amount of the Notes.
     On July 1, 2009, we adopted ASC 470-20, which is the new accounting standard applicable to convertible debt that can be settled in cash. This standard applies to our Notes. The adoption of this accounting standard, which must be applied on a retrospective basis, results in a non-cash interest charge for all periods presented in our financial statements during which the Notes were outstanding. This standard requires issuers of convertible notes that can be settled in cash to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate. Prior to the application of the standard, the liability of the Notes was carried at their par value, and only the contractual interest and amortization of debt issuance costs were recognized in condensed consolidated statements of income.
     Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Noteholders. In addition, we allocated the $4.3 million of debt issuance costs pro-rata to the equity and debt components of the Notes, or $1.4 million and $2.9 million, respectively. The debt discount and the debt issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years.
     As of December 31, 2009 and June 30, 2009, the liability and equity components of the Notes consisted of the following (in thousands):

	December 31,	June 30,
	2009	2009
Principal amount of outstanding Notes	$2,305	$65,303
Unamortized discount	—	2,069

Liability component of outstanding Notes, net	$2,305	$63,234

Equity component of outstanding Notes	$727	$20,591
     The contractual interest expense and amortization of discount for the Notes for the three and six months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest expense	$82	$182	$204	$416
Amortization of debt issuance costs	48	88	118	228
Amortization of discount	838	1,469	2,069	3,636

Total interest	$968	$1,739	$2,391	$4,280

Impact of Retrospective Application of New Accounting Standard
     The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated balance sheet as of June 30, 2009 (in thousands):

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
     The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated income statement, basic and diluted net income per share, and effective tax rate for the three and six months ended December 31, 2008 (in thousands, except per share data and effective tax rate):

	Three Months Ended			Six Months Ended
	December 31, 2008			December 31, 2008
		Accounting			Accounting
	As	Standard	As	As	Standard	As
	Reported	Impact	Revised	Reported	Impact	Revised
Interest expense	$(321)	$(1,418)	$(1,739)	$(770)	$(3,510)	$(4,280)
Gain/(Loss) on early retirement of debt	3,600	(4,653)	(1,053)	3,600	(4,653)	(1,053)
Provision for taxes	(4,699)	2,449	(2,250)	(7,767)	3,293	(4,474)
Net income	21,197	(3,622)	17,575	35,156	(4,870)	30,286

Net income per share:
Basic	$0.63	$(0.11)	$0.52	$1.04	$(0.14)	$0.90
Diluted	$0.60	$(0.10)	$0.50	$1.00	$(0.14)	$0.86
Effective tax rate	18.1%	-6.8%	11.3%	18.1%	-5.2%	12.9%
     The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated statement of cash flows for the six months ended December 31, 2008 (in thousands):

		Accounting
	As	Standard	As
	Reported	Impact	Revised
Net income	$35,156	$(4,870)	$30,286
Amortization of debt issuance costs	354	(126)	228
Deferred taxes	(1,579)	(3,293)	(4,872)
Amortization of debt discount	—	3,636	3,636
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
Adjustments to Share-based Compensation Expense
     During the second quarter of fiscal 2010 and in connection with an upgrade of the well-known third-party equity accounting software we use to determine share-based compensation expense, we discovered a calculation error that affected our previously reported share-based compensation expense. The previous software version incorrectly applied a weighted average forfeiture rate to each vest date through the final vest date of each share-based award after which any shortfall in expense was trued up, rather than true up any shortfall in expense on each vest date of each share-based award.
     The impact of this incorrect calculation method to our share-based compensation expense was to defer a portion of the expense recognition until the final vest date, which resulted in an overstatement of net income of $569,000, $1.2 million, $1.1 million, and $165,000 for the fiscal years 2006, 2007, 2008, and 2009, respectively, and $74,000 for the quarter ended September 30, 2009.
     To correct the error, the financial statements for the three- and six-month periods ended December 31, 2009 include a cumulative adjustment in the December quarter reducing net income by $3.1 million, or $0.09 net income per diluted share. The tax benefit associated with the adjustment was $1.4 million and included tax benefit from deferred stock units (“DSUs”) and non-qualified stock options, and no tax benefit from stock compensation expense for qualified stock options. We reviewed the financial statement impact of this error and concluded the impact is immaterial to our consolidated financial statements of prior reporting periods, the three- and six-month periods ended December 31, 2009, and the estimated annual financial statements for the year ending June 30, 2010.
     Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three- and six-month periods ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of revenue	$815	$402	$1,263	$813
Research and development	4,646	1,962	7,444	3,978
Selling, general, and administrative	6,635	3,292	10,437	6,746

Total	$12,096	$5,656	$19,144	$11,537

Tax benefit recorded on share-based compensation	$3,106	$1,769	$5,307	$3,737

     As noted above, we determined the cumulative error from the understatement of share-based compensation expense related to prior periods was $3.1 million after tax. The additional expense reported for the three- and six-month periods ended December 31, 2009 was $267,000 for cost of revenue, $1.5 million for research and development, and $2.7 million for selling, general, and administrative, partially offset by $1.4 million of additional tax benefit.
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
     We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Under the current accounting standard, tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the six-month period ended December 31, 2009.
     Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of December 31, 2009. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
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
     The following table summarizes stock option activity and weighted average exercise prices for the six months ended December 31, 2009, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of December 31, 2009. The aggregate intrinsic value is based on the closing price of our common stock on December 24, 2009 and excludes stock options with exercise prices above the closing price of $29.62.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2009	6,770,312	$20.86
Granted	1,028,075	25.14
Exercised	(130,544)	14.83
Forfeited	(1,920)	15.51

Balance at December 31, 2009	7,665,923	21.54	$67,197

Exercisable at December 31, 2009	3,803,962	$17.80	$46,801

     Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
Deferred Stock Units
     Our 2001 Incentive Compensation Plan, as amended (“2001 Plan”), enables us to grant DSUs to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement.

     The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited, during the six months ended December 31, 2009, and the balance and aggregate intrinsic value of DSUs as of December 31, 2009.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2009	738,258
Granted	251,385
Delivered	(146,478)
Forfeited	(19,873)

Balance at December 31, 2009	823,292	$24,386

     The aggregate intrinsic value is based on the closing price of our common stock on December 24, 2009 of $29.62.
     Of the shares delivered, 43,571 shares valued at $1.0 million were withheld to meet statutory minimum tax withholding requirements.
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
     The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the six-month period ended December 31, 2009 (in thousands, except for shares purchased and weighted average purchase price):

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
     The provision for income taxes of $1.9 million and $2.3 million for the three months ended December 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended December 31, 2009 was 13.2% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, the impact of the adjustment to share-based compensation expense, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the three months ended December 31, 2008 was 11.3% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of investments for which a valuation allowance was established.
     Tax benefit associated with share-based compensation was approximately $3.1 million and $1.8 million for the three months ended December 31, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2009 and 2008 would have been 19.0% and 15.8%, respectively.
     The provision for income taxes of $5.1 million and $4.5 million for the six months ended December 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six months ended December 31, 2009 was 18.8% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the six months ended December 31, 2008 was 12.9% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of investments for which a valuation allowance was established.
     Tax benefit associated with share-based compensation was approximately $5.3 million and $3.7 million for the six months ended December 31, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2009 and 2008 would have been 22.5% and 17.7%, respectively.
Unrecognized Tax Benefits
     The total liability for gross unrecognized tax benefits as of September 30, 2009 was $17.6 million. The liability for gross unrecognized tax benefit increased $800,000 during the December quarter to $18.4 million, if recognized, would affect the effective tax rate on income from continuing operations. The net increase of $800,000 consisted of an increase related to prior year tax positions. The total interest and penalties accrued related to unrecognized tax benefits as of September 30, 2009 was $1.1 million. The liability for interest expense and penalties did not change during the quarter ended December 31, 2009. We classify interest and penalties, if any, as components of income tax expense.
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
     It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. An estimate of the range of possible changes cannot be made at this time because of the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue or de-accrue for the next 12 months cannot be reasonably estimated at this time.

     Currently, we are required to file federal and state income tax returns in the United States and foreign tax jurisdictions in which we operate. Our major tax jurisdictions are the United States, California, and Hong Kong SAR. The fiscal years that remain subject to examination by these jurisdictions are fiscal 2002 and onward. In September 2007, we were notified by the state of California Franchise Tax Board that our fiscal 2004 and 2005 returns were subject to audit, and in June 2009 we were notified by the Franchise Tax Board that the audit would be submitted for final approval without adjustment. In January 2010, we settled with the Inland Revenue Department of Hong Kong on additional assessments and penalties related to our fiscal 2006 to fiscal 2008 tax returns. However, tax returns of fiscal 2004 and onward remain subject to examination.
     In May 2009, the Obama Administration announced several proposals to change the U.S. tax laws. It is unclear whether the proposals will be enacted or, if enacted, what the scope of the change in the laws will be. These proposals, if enacted, could adversely impact our effective tax rate, our operating results, and financial condition.
     On November 6, 2009, President Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which provides for an extended carryback period from two years up to five years for net operating losses incurred in tax years beginning or ending in 2008 or 2009. Upon filing the carryback claims we will receive a tax refund, a portion of which will be recorded as additional paid-in-capital and up to $2.0 million of which may be recorded as a reduction of tax expense.
11. Segment, Customers, and Geographic Information
     We operate in one segment: the development, marketing, and sale of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 55% and 50% of net revenue for the three months ended December 31, 2009 and 2008, respectively, and 59% and 60% of net revenue for the six months ended December 31, 2009 and 2008, respectively.
     The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
China	$108,251	$84,203	$203,984	$158,667
Japan	9,523	15,055	17,584	18,831
Korea	7,723	21,598	17,355	37,632
Taiwan	7,805	17,081	13,816	35,723
Other	21	3,586	176	6,527

	$133,323	$141,523	$252,915	$257,380

     The following is major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Customer A	13%	*	10%	*
Customer B	12%	*	11%	*
Customer C	10%	18%	*	11%
Customer D	*	*	*	10%

*	Less than 10%

     The following is major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	December 31,	June 30,
	2009	2009
Customer A	18%	*
Customer B	16%	*
Customer C	13%	11%
Customer D	*	20%
Customer E	*	11%
Customer F	*	10%

*	Less than 10%
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
     Our comprehensive income for the three and six months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$12,227	$17,575	$22,031	$30,286
Net unrealized gain/ (loss) on available-for-sale investments, net of tax	403	528	1,586	(361)

Total comprehensive income	$12,630	$18,103	$23,617	$29,925

     We recorded an unrealized gain of $403,000 and $1.6 million for the three and six months ended December 31, 2009, respectively, primarily related to the temporary recovery in fair value of certain ARS investments.
13. Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in our quarter ended September 30, 2009.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for our third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial position, results of operations, or cash flows.
14. Subsequent Events
     We have evaluated all events or transactions that occurred after December 31, 2009 through February 1, 2010 and determined there were no material recognizable subsequent events.

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
     In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the notebook and digital lifestyle product markets; competition factors in the notebook and digital lifestyle product markets; revenue from the notebook and digital lifestyle product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; and our ability to provide local sales, operational, and engineering support to customers. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
     We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2009, including particularly Item 1A — Risk Factors.
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
Investments
     We account for investment securities in accordance with U.S. GAAP. The current accounting standards require us to record available-for-sale securities at fair value, with non-credit related unrealized gains and losses being reported as a component of other comprehensive income; to assess whether our investments with unrealized loss positions are other-than-temporarily impaired; and to determine whether an impairment of debt securities is other-than-temporary. We follow the hierarchal approach to determine fair value of our investments, which we adopted at the beginning of fiscal 2009.
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

     Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses, which depending on facts and circumstances may be charged to other comprehensive income or earnings.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
PC applications	$73,653	$70,005	$3,648	5.2%	$148,218	$153,445	$(5,227)	(3.4%)
Digital lifestyle product applications	59,670	71,518	(11,848)	(16.6%)	104,697	103,935	762	0.7%

Net revenue	133,323	141,523	(8,200)	(5.8%)	252,915	257,380	(4,465)	(1.7%)

Gross margin	53,831	57,806	(3,975)	(6.9%)	102,153	104,399	(2,246)	(2.2%)

Operating expenses:
Research and development	22,442	15,940	6,502	40.8%	42,417	31,745	10,672	33.6%
Selling, general, and administrative	16,575	13,714	2,861	20.9%	30,339	28,284	2,055	7.3%

Income from operations	14,814	28,152	(13,338)	(47.4%)	29,397	44,370	(14,973)	(33.7%)

Interest income	241	974	(733)	(75.3%)	572	2,232	(1,660)	(74.4%)
Interest expense	(968)	(1,739)	771	(44.3%)	(2,391)	(4,280)	1,889	(44.1%)
Loss on early retirement of debt	—	(1,053)	1,053	n/m (1)	—	(1,053)	1,053	n/m (1)
Impairment of investment, net	—	(6,509)	6,509	n/m (1)	(443)	(6,509)	6,066	(93.2%)

Income before provision for income taxes	14,087	19,825	(5,738)	(28.9%)	27,135	34,760	(7,625)	(21.9%)
Provision for income taxes	1,860	2,250	(390)	(17.3%)	5,104	4,474	630	14.1%

Net income	$12,227	$17,575	$(5,348)	(30.4%)	$22,031	$30,286	$(8,255)	(27.3%)

(1)	not meaningful
The following table sets forth certain of our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

			Percentage			Percentage
	Three Months Ended		Point	Six Months Ended		Point
	December 31,		Increase	December 31,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
PC applications	55.2%	49.5%	5.7%	58.6%	59.6%	(1.0%)
Digital lifestyle product applications	44.8%	50.5%	(5.7%)	41.4%	40.4%	1.0%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	40.4%	40.8%	(0.4%)	40.4%	40.6%	(0.2%)

Operating expenses:
Research and development	16.8%	11.3%	5.5%	16.8%	12.3%	4.5%
Selling, general, and administrative	12.4%	9.7%	2.7%	12.0%	11.0%	1.0%

Income from operations	11.1%	19.9%	(8.8%)	11.6%	17.2%	(5.6%)

Income before provision for income taxes	10.6%	14.0%	(3.4%)	10.7%	13.5%	(2.8%)

Provision for income taxes	1.4%	1.6%	(0.2%)	2.0%	1.7%	0.3%

Net income	9.2%	12.4%	(3.2%)	8.7%	11.8%	(3.1%)

Net Revenue.
     Net revenue was $133.3 million for the quarter ended December 31, 2009 compared with $141.5 million for the quarter ended December 31, 2008, a decrease of $8.2 million, or 5.8%. Of our second quarter fiscal 2010 net revenue, $73.6 million, or 55.2%, was from personal computing products and $59.7 million, or 44.8%, was from digital lifestyle products, including $41.7 million from mobile smartphones. The decrease in net revenue for the quarter ended December 31, 2009 was attributable to a $11.8 million, or 16.6%, decrease in net revenue from digital lifestyle product applications, partially offset by a $3.6 million, or 5.2%, increase in net revenue from PC applications. Digital lifestyle products net revenue declined primarily due to lower mobile smartphone revenue, partially offset by a small increase in portable digital entertainment revenues. The overall decrease in net revenue was primarily attributable to a lower priced product mix, general competitive pricing pressure, and a reduced attach rate of our multimedia control solutions in notebook computers, partially offset by a 19% increase in unit shipments, reflecting higher market penetration of our products in the personal computing and digital lifestyle markets.
     Net revenue was $252.9 million for the six months ended December 31, 2009 compared with $257.4 million for the six months ended December 31, 2008, a decrease of $4.5 million, or 1.7%. Of our six months fiscal 2010 net revenue, $148.2 million, or 58.6%, was from PC applications and $104.7 million, or 41.4%, was from digital lifestyle products applications, including $76.6 million from mobile smartphones. The decrease in net revenue for the six months ended December 31, 2009 was attributable to a $5.2 million, or 3.4%, decrease in net revenue from PC applications, offset partially by a $762,000, or 0.7% increase in net revenue from digital lifestyle product applications. The overall decrease in net revenue was primarily attributable to an overall lower-priced product mix and general competitive pricing pressure, a reduced attach rate of our multimedia control solutions in notebook computers, partially offset by a 14% increase in unit shipments, reflecting higher market penetration of our products in the personal computing and digital lifestyle markets.
     Based on calendar year 2010 industry estimates, the notebook market is anticipated to increase approximately 18.1% and the mobile smartphone market is anticipated to increase approximately 28%.
Gross Margin.
     Gross margin as a percentage of net revenue was 40.4%, or $53.8 million, for the quarter ended December 31, 2009 compared with 40.8%, or $57.8 million, for the quarter ended December 31, 2008. Gross margin as a percentage of net revenue was 40.4%, or $102.2 million, for the six months ended December 31, 2009 compared with 40.6%, or $104.4 million, for the six months ended December 31, 2008.
     As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve.
Adjustments to Share-based Compensation Expense
     As described in footnote 9 of the notes to condensed consolidated financial statements, we determined the cumulative error from the understatement of share-based compensation expense related to prior periods was $3.1 million after tax. The additional expense reported for the three- and six-month periods ended December 31, 2009 was $267,000 for cost of revenue, $1.5 million for research and development, $2.7 million for selling, general, and administrative, partially offset by $1.4 million of additional tax benefit.
Operating Expenses.
     Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 16.8% from 11.3%, while the cost of research and development activities increased $6.5 million, or 40.8%, to $22.4 million for the three-month period ended December 31, 2009 compared with $15.9 million for the three-month period ended December 31, 2008. The increase in research and development expenses primarily reflected a $2.9 million increase in employee compensation costs from our annual merit adjustments, additional staffing, and employee benefits costs; a $2.6 million increase in share-based compensation costs; and a $783,00 increase in infrastructure and support costs. Non-cash share-based compensation costs included in research and development expenses were $4.6 million and $2.0 million for the three-month periods ended December 31, 2009 and 2008, respectively.
     Research and development expenses increased as a percentage of net revenue from 12.3% to 16.8%, and the cost of research and development activities increased $10.7 million, or 33.6%, to $42.4 million for the six months ended December 31, 2009 compared with $31.7 million for the six months ended December 31, 2008. The increase in research and development expenses primarily reflected a $5.2 million increase in employee compensation costs from our annual merit adjustments, additional staffing, and employee benefits costs; a $3.5 million increase in share-based compensation costs; and a $1.9 million increase in infrastructure and support costs. Non-cash share-based compensation costs included in research and development expenses were $7.4 million and $4.0 million for the six months ended December 31, 2009 and 2008, respectively.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $16.6 million for the three-month period ended December 31, 2009 compared with $13.7 million for the three-month period ended December 31, 2008. The increase in selling, general, and administrative expenses primarily reflected a $3.3 million increase in share-based compensation costs, a $547,000 increase in employee compensation costs from our annual merit adjustments, additional staffing, higher employee benefits costs, and greater recruiting costs; offset partially by a $873,000 decrease in professional service costs, primarily legal and audit costs, and a $512,000 decrease in consulting and contractor costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $6.6 million and $3.3 million for the three-month periods ended December 31, 2009 and 2008, respectively.
     Selling, general, and administrative expenses increased as a percentage of net revenue to 12.0% from 11.0%, while the cost of selling, general, and administrative activities increased $2.0 million, or 7.3%, to $30.3 million for the six months ended December 31, 2009 compared with $28.3 million for the six months ended December 31, 2008. The increase in selling, general, and administrative expenses primarily reflected a $3.7 million increase in share-based compensation costs, a $1.5 million increase in employee compensation costs from our annual merit adjustments, additional staffing, higher employee benefits costs, and greater recruiting costs; offset partially by a $2.0 million decrease in professional service costs, primarily legal and audit costs, and a $1.0 million decrease in consulting and contractor costs. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $10.4 million and $6.7 million for the six months ended December 31, 2009 and 2008, respectively.
Income from Operations.
     We generated operating income of $14.8 million, or 11.1% of net revenue, for the three months ended December 31, 2009 compared with approximately $28.2 million, or 19.9% of net revenue, for the three months ended December 31, 2008. The decrease in operating income primarily reflected the $9.4 million increase in operating expenses as well as a 40 basis point decrease in the gross margin percentage.
     We generated operating income of $29.4 million, or 11.6% of net revenue, for the six months ended December 31, 2009 compared with $44.4 million, or 17.2% of net revenue, for the six months ended December 31, 2008. The decrease in operating income primarily reflected the $12.8 million increase in operating expenses as well as a 20 basis point reduction in the gross margin percentage.
Non-Operating Income/(Loss).
     Interest Income. Interest income was $241,000 for the three-month period ended December 31, 2009 compared with $974 million for the three-month period ended December 31, 2008. Interest income was $572,000 for the six months ended December 31, 2009 compared with $2.2 million for the six months ended December 31, 2008. The decrease in interest income resulted from the combination of lower interest rates and lower average invested cash balances.
     Interest Expense. All of our interest expense related to our Notes issued in December 2004. Interest expense was $1.0 million for the three months ended December 31, 2009, which included $838,000 non-cash charge for amortization of debt discount, compared with interest expense of $1.7 million for the three months ended December 31, 2008, which included a $1.4 million non-cash charge for amortization of debt discount.
     Interest expense was $2.4 million for the six months ended December 31, 2009, which included a $2.0 million non-cash charge for amortization of debt discount, compared with interest expense of $4.3 million for the six months ended December 31, 2008, which included a $3.6 million non-cash charge for amortization of debt discount.
     The non-cash charges for amortization of debt discount result from the retrospective application of a new accounting standard applicable to convertible debt that can be settled in cash. The remaining interest expense consists of coupon interest and amortization of debt issuance costs. All debt discount and debt issuance costs were fully amortized as of December 31, 2009.
Provision for Income Taxes.
     The provision for income taxes of $1.9 million and $2.3 million for the three months ended December 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended December 31, 2009 was 13.2% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, the impact of the adjustment to share-based compensation expense, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the three months ended December 31, 2008 was 11.3% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established.
     Tax benefit associated with share-based compensation was approximately $3.1 million and $1.8 million for the three months ended December 31, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2009 and 2008 would have been 19.0% and 15.8%, respectively.
     The provision for income taxes of $5.1 million and $4.5 million for the six months ended December 31, 2009 and 2008, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six months ended December 31, 2009 was 18.8% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the six months ended December 31, 2008 was 12.9% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established.
     Tax benefit associated with share-based compensation was approximately $5.3 million and $3.7 million for the six months ended December 31, 2009 and 2008, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2009 and 2008 would have been 22.5% and 17.7%, respectively.
     In May 2009, the Obama Administration announced several proposals to change the U.S. tax laws. It is unclear whether the proposals will be enacted or, if enacted, what the scope of the change in the laws will be. These proposals, if enacted, could adversely impact our effective tax rate, our operating results, and financial condition.
     On November 6, 2009, President Obama signed into law the Worker, Homeowners, and Business Assistance Act of 2009, which provides for an extended carryback period from two years up to five years for net operating losses incurred in tax years beginning or ending in 2008 or 2009. We have reviewed the impact of this new law; we believe it will not affect our current effective tax rate as any carryback adjustments we expect to record will be recorded to additional paid-in capital in stockholders’ equity.

Liquidity and Capital Resources
     Our cash, cash equivalents, and short-term investments, which excludes ARS investments, were $140.0 million as of December 31, 2009 compared with $192.0 million as of June 30, 2009, a decrease of $52.0 million. The decrease primarily reflected $63.0 million use for the retirement of debt, $44.5 million used for the repurchase of our common stock in the open market, and $4.2 million used for the purchase of capital equipment, partially offset by $55.6 million provided from operating cash flows and $4.2 million of proceeds from common stock issued under our share-based compensation plans.
     Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2009 generated cash of approximately $55.6 million compared with approximately $42.0 million of cash generated during the six months ended December 31, 2008. For the six months ended December 31, 2009, net cash provided by operating activities was primarily attributable to net income of $22.0 million plus adjustments for non-cash charges of $23.9 million, in addition to a $9.7 million net increase in operating assets and liabilities. The net increase in operating assets and liabilities was primarily attributable to a $20.7 million increase in accounts payable primarily due to a favorable change in payment terms with certain suppliers, partially offset by a $15.6 million increase in accounts receivable, reflecting increased net revenue during the period. For the six months ended December 31, 2008, net cash provided by operating activities was primarily attributable to net income of $30.3 million plus adjustments for non-cash charges of $20.8 million, partially offset by a $9.1 million net decrease in operating assets and liabilities. The decrease in operating assets and liabilities was primarily attributable to a $12.3 million increase in accounts receivable, reflecting the substantial increase in net revenue during the period.
     Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2009 generated net cash of $19.8 million compared with $18.9 million of net cash generated during the six months ended December 31, 2008. During the six months ended December 31, 2009, net cash generated by investing activities consisted of $29.9 million in proceeds from sales and maturities of short-term and non current investments, partially offset by $6.0 million used for the purchase of short-term investments and $4.2 million used for the purchase of property and equipment. During the six months ended December 31, 2008, net cash generated by investing activities consisted of $35.8 million in proceeds from sales and maturities of short-term and non current investments, partially offset by $11.0 million used for the purchase of short-term investments and $5.8 million used for the purchase of property and equipment.
     Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2009 was approximately $104.4 million compared with net cash used in financing activities of $47.5 million for the six months ended December 31, 2008. Cash used in financing activities for the six months ended December 31, 2009 was primarily related to $63.0 million for the retirement of debt, $44.5 million for the purchase of our common stock in the open market, and $1.0 million used for the payment of payroll taxes for deferred stock units, partially offset by $4.2 million of proceeds from common stock issued under our share-based compensation plans. Cash used in financing activities for the six months ended December 31, 2008 consisted primarily of $55.7 million for the retirement of debt, $0.9 million used for the payment of payroll taxes for deferred stock units, partially offset by $6.2 million in proceeds from common stock issued under our share-based compensation plans, and $2.9 million from the excess tax benefit from share-based compensation.
     Common Stock Repurchase Program. Our board of directors have cumulatively authorized $320 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. From April 2005 through December 31, 2009, we repurchased 10,871,313 shares of our common stock in the open market for an aggregate cost of $281.9 million. Of our treasury stock, 9,088,100 shares were repurchased prior to the August 29, 2008 and were not subject to the 3-for-2 stock split. As of December 31, 2009, we had $38.1 million remaining under our common stock repurchase program, which expires in July 2010.
     Bank Credit Facility. We currently maintain a $30.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on July 1, 2010, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of December 31, 2009.

     Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have purchased and retired $122.7 million of the Notes. The remaining $2.3 million of Notes outstanding as of December 31, 2009 have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of the Notes is beyond one year.
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
     Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. At December 31, 2009, the fair value of our ARS investments was $29.0 million and had an original cost basis of $41.5 million. In the first six months of 2010, $1.0 million of our ARS investments were redeemed at par and we recognized a gain of $6,000 on the redemption, which was included in impairment of investments, net on the accompanying consolidated statements of income. In connection with our fair value analysis for the six months ended December 31, 2009, we recorded a 449,000 other-than-temporary impairment charge.
     Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2009 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1) (2)	$3	$—	$—	$—	$3
Leases and other commitments	13	8	4	1	—

Total	$16	$8	$4	$1	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	The Notes include a provision allowing the Noteholders to require us, at the Noteholders’ discretion, to repurchase their Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest (including contingent interest and additional interest, if any) on December 1, 2014, and December 1, 2019. The early repayment of the notes is not reflected in the above schedule, but if all the Noteholders exercised their rights to require us to repurchase their Notes on December 1, 2014, then our contractual obligations for the 3-5 year period would be $2.0 million and no amounts would be due in subsequent periods.
     As of December 31, 2009, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $18.4 million.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in our quarter ended September 30, 2009.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for our third quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for our first quarter of fiscal 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial position, results of operations, or cash flows.
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
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     Our board of directors has cumulatively authorized $320 million for our common stock repurchase program. The remaining amount authorized for the repurchase of our common stock is $38.1 million. Repurchases under the stock repurchase program during the three-month period ended December 31, 2009 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
September 27, 2009 - October 24, 2009	—	—	—	$57,142,000
October 25, 2009 - November 21, 2009	751,113	$24.35	751,113	$38,889,000
November 22, 2009 - December 26, 2009	32,100	$25.57	32,100	$38,068,000

Total	783,213	$24.35

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2009 Annual Meeting of Stockholders was held on October 20, 2009 for the purpose of electing three directors to serve for three-year terms expiring in 2012 and to ratify the appointment of KPMG LLP, an independent registered public accounting firm, as the independent auditor of our company for the fiscal year ending June 26, 2010.
     The following nominees were elected to our board of directors to serve for a three-year term expiring 2012 as set forth in the Proxy Statement:

Nominee	Votes in Favor	Withheld
Jeffrey D. Buchanan	28,860,441	345,731
Keith B. Geeslin	27,674,922	1,531,250
James L. Whims	27,893,768	1,312,404
     The following directors’ terms of office continued after the 2009 Annual Meeting of Stockholders: Francis F. Lee, Thomas J. Tiernan, Nelson C. Chan, and Richard L. Sanquini.
     Additionally, ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the independent auditor of our company for the fiscal year ending June 26, 2010 was voted upon and approved by our stockholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
28,704,983	456,786	44,401	—

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 2, 2010	By:	/s/ Thomas J. Tiernan
		Name:	Thomas J. Tiernan
		Title:	President and Chief Executive Officer

	By:	/s/ Kathleen A. Bayless
		Name:	Kathleen A. Bayless
		Title:	Chief Financial Officer, Secretary, and Treasurer