Form 10-Q
period 2010-03-27
SYNAPTICS INC
filed 2010-05-04
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at April 27, 2010: 33,874,001

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2010	2009*
ASSETS
Current assets:
Cash and cash equivalents	$168,665	$169,036
Short-term investments	—	22,934
Accounts receivable, net of allowances of $513 at March 31, 2010 and June 30, 2009	87,992	84,739
Inventories	18,208	14,950
Prepaid expenses and other current assets	3,723	3,094

Total current assets	278,588	294,753
Property and equipment at cost, net of accumulated depreciation of $17,970 and $11,712 at March 31, 2010 and June 30, 2009, respectively	25,378	25,431
Goodwill	1,927	1,927
Non-current investments	28,816	28,767
Other assets	20,494	25,272

	$355,203	$376,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,204	$32,210
Accrued compensation	10,284	8,450
Income taxes payable	7,928	9,128
Current deferred tax liabilities	—	10,225
Other accrued liabilities	15,483	11,813
Notes payable	—	63,234

Total current liabilities	81,899	135,060

Convertible senior subordinated notes	2,305	—
Other liabilities	18,553	18,484
Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 44,461,849 and 43,779,011 shares issued, and 33,590,536 and 34,690,911 shares outstanding, at March 31, 2010 and June 30, 2009, respectively	44	44
Additional paid-in capital	332,839	293,666
Less: 10,871,313 and 9,088,100 common treasury shares at March 31, 2010 and June 30, 2009, respectively, at cost	(281,932)	(237,387)
Accumulated other comprehensive income	1,704	129
Retained earnings	199,791	166,154

Total stockholders’ equity	252,446	222,606

	$355,203	$376,150

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009*	2010	2009*

Net revenue	$116,212	$100,595	$369,127	$357,975
Cost of revenue	68,910	59,888	219,672	212,869

Gross margin	47,302	40,707	149,455	145,106

Operating expenses:
Research and development	21,212	17,286	63,629	49,031
Selling, general, and administrative	14,635	12,786	44,974	41,070

Total operating expenses	35,847	30,072	108,603	90,101

Income from operations	11,455	10,635	40,852	55,005
Interest income	200	538	772	2,770
Interest expense	(4)	(1,374)	(2,395)	(5,654)
Loss on early retirement of debt	—	—	—	(1,053)
Impairment of investments, net	—	(2,894)	(443)	(9,403)

Income before provision for income taxes	11,651	6,905	38,786	41,665
Provision for income taxes	45	1,499	5,149	5,973

Net income	$11,606	$5,406	$33,637	$35,692

Net income per share:
Basic	$0.35	$0.16	$0.99	$1.05

Diluted	$0.33	$0.15	$0.95	$1.01

Shares used in computing net income per share:
Basic	33,526	34,062	33,826	33,845

Diluted	35,095	35,243	35,371	35,291

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2010	2009*
Cash flows from operating activities
Net income	$33,637	$35,692
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	27,339	17,640
Deferred taxes	(3,137)	(9,571)
Tax benefit realized from share-based compensation	5,294	6,052
Excess tax benefit from share-based compensation	(5,294)	(6,052)
Depreciation of property and equipment	6,320	4,458
Amortization of debt issuance costs	118	298
Impairment of investments, net	443	9,403
Amortization of debt discount	2,069	4,817
Loss on early retirement of debt	—	1,053

Changes in operating assets and liabilities:
Accounts receivable, net	(3,253)	199
Inventories	(3,258)	5,206
Prepaid expenses and other current assets	168	(586)
Other assets	(3,259)	(4,618)
Accounts payable	15,994	4,110
Accrued compensation	1,834	222
Income taxes	(1,176)	3,995
Other accrued liabilities	3,715	3,102

Net cash provided by operating activities	77,554	75,420

Cash flows from investing activities
Purchases of short-term investments	(5,986)	(21,012)
Proceeds from sales and maturities of short-term investments	28,912	42,913
Proceeds from sales and maturities of non current investments	1,125	1,625
Purchases of property and equipment	(6,267)	(7,289)

Net cash provided by investing activities	17,784	16,237

Cash flows from financing activities
Purchases of treasury stock	(44,545)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	8,148	9,105
Retirement of debt, net of discount	(62,998)	(55,656)
Excess tax benefit from share-based compensation	5,294	6,052
Payroll taxes for deferred stock units	(1,608)	(1,296)

Net cash used in financing activities	(95,709)	(41,795)

Net (decrease) increase in cash and cash equivalents	(371)	49,862
Cash and cash equivalents at beginning of period	169,036	96,218

Cash and cash equivalents at end of period	$168,665	$146,080

Supplemental disclosures of cash flow information
Cash paid for income taxes	$11,342	$5,507

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. generally accepted accounting principles (“U.S. GAAP”). However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2009.
The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2010 will be a 52-week period ending on June 26, 2010. Our fiscal 2009 was a 52-week period ending on June 27, 2009. The fiscal periods presented in this report were 13-week and 39-week periods for the three and nine months ended March 27, 2010 and March 28, 2009. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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
Retrospective application of ASC 470-20
On July 1, 2009, we adopted ASC 470-20, formerly known as FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” This standard applies to our 0.75% Convertible Senior Subordinated Notes (the “Notes”). The adoption of this accounting standard, which must be applied on a retrospective basis, resulted in a non-cash interest charge for all periods presented in our financial statements during which the Notes were outstanding.
Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Noteholders. In addition, we allocated the $4.3 million of debt issuance costs pro-rata to the equity and debt components of the Notes, or $1.4 million and $2.9 million, respectively. The debt discount and the debt issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years, which were fully amortized as of December 31, 2009.

Immaterial Correction of an Error
During the quarter ended March 31, 2010, we corrected an error in the amount of $1.8 million to increase our income tax benefit as a result of carrying back our prior year net operating loss. The adjustment to income tax benefit should have been recognized during our fiscal years 2008 and 2009 in the amount of $960,000 and $855,000, respectively.  The impact of the correction resulted in a decrease in the provision for income taxes and a corresponding increase in net income of $1.8 million during the three and nine months ended March 31, 2010.
Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of the relevant accounting guidance, we do not believe that the impact of this error is material to our consolidated financial statements for the three and nine months ended March 31, 2010 and for fiscal years 2008 and 2009.  Accordingly, the correction has been reflected in our condensed consolidated financial statements during the third quarter of fiscal 2010.
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
3. Net Income Per Share
We present basic and diluted net income per share amounts in conformity with U.S. GAAP for all periods presented. The following table presents the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009*	2010	2009*
Numerator:
Net income	$11,606	$5,406	$33,637	$35,692

Denominator:
Shares, basic	33,526	34,062	33,826	33,845
Effect of dilutive share-based awards	1,569	1,181	1,545	1,446

Shares, diluted	35,095	35,243	35,371	35,291

Net income per share:
Basic	$0.35	$0.16	$0.99	$1.05

Diluted	$0.33	$0.15	$0.95	$1.01

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 8.
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
Dilutive net income per share amounts do not include the weighted average effect of 3,778,523 and 3,351,754 share-based awards that were outstanding during the three months ended March 31, 2010 and 2009, respectively, and 3,614,277 and 2,635,899 share-based awards that were outstanding during the nine months ended March 31, 2010 and 2009, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

4. Cash Equivalents, Short-Term Investments, and Auction Rate Securities Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” in accordance with U.S. GAAP. Included in our non-current investments are auction rate securities, or ARS. Our short-term and non-current investments are reported at fair value, with unrealized gains and losses excluded from earnings and are shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge an other-than-temporary decline in the fair value of a debt security to earnings if the decline results from a credit loss or to other comprehensive income if the decline results from a noncredit loss, resulting in the establishment of a new cost basis for the debt security. We charge other-than-temporary declines in the fair value of equity securities to earnings. We include interest earned on marketable securities in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.
Our ARS investments, which have a par value of $41.4 million, have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and nine months ended March 31, 2010, we recognized a gain of zero and $6,000 on the redemption at par of $125,000 and $1.1 million, respectively, of our ARS investments. During the three and nine months ended March 31, 2009, zero and $1.6 million, respectively, of our ARS investments were redeemed at par, and there was no associated gain or loss on the redemption of these investments.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of March 31, 2010 using a trinomial discounted cash flow analysis. The analysis considered, among other factors:
•	the collateral underlying the security investments;
•	creditworthiness of the counterparty;
•	timing of expected future cash flows;
•	the probability of a successful auction in a future period;
•	the underlying structure of each investment;
•	the present value of future principal and interest payments discounted at rates considered to reflect current market conditions;
•	consideration of the probabilities of default, passing a future auction, or redemption at par for each period; and
•	estimates of the recovery rates in the event of default for each investment.
When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions.
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.6 million maturing from 2015 to 2017, $9.0 million maturing from 2034 to 2045, and $10.2 million maturing thereafter or having no stated maturity. Of our ARS investments, $22.9 million par value are investment grade, and the remaining $18.5 million par value are below investment grade. In connection with our fair value analysis for the nine-month periods ended March 31, 2010 and 2009, we recorded a $449,000 and $9.4 million, respectively, other-than-temporary impairment charges on our ARS investments in preferred stock.

The following table sets forth the types of ARS investments we held as of March 31, 2010, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value (in thousands).

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,650	$624	$262	$8,764	$242	$9,006
Closed end municipal and corporate funds	11,200	1,164	93	9,943	274	10,217
Credit linked notes	13,500	155	8,765	4,580	3,182	7,762
Preferred stock	5,000	—	5,000	—	—	—
Municipals	2,000	203	83	1,714	117	1,831

Total ARS	$41,350	$2,146	$14,203	$25,001	$3,815	$28,816

The following table sets forth the types of ARS investments we held as of June 30, 2009, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value (in thousands).

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2010 (in thousands):

	Level 1	Level 3

Money market	$166,732	$—
Auction rate securities	—	28,816

Total available-for-sale securities	$166,732	$28,816

Money market balances are included in cash and cash equivalents as of March 31, 2010. ARS are included in non-current investments as of March 31, 2010.
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

Money market balances are included in cash and cash equivalents as of June 30, 2009. Commercial paper, U.S. Treasury bills, and municipal securities are included in cash and cash equivalents and short-term investments as of June 30, 2009. ARS are included in non-current investments as of June 30, 2009.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2010 (in thousands):

Balance as of June 30, 2009	$28,767
Net change in other comprehensive income from Level 3 financial assets	1,617
Other than temporary impairment, net	(443)
Redemptions	(1,125)

Balance as of March 31, 2010	$28,816

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2009 (in thousands):

Balance as of June 30, 2008	$37,946
Net change in other comprehensive income from Level 3 financial assets	2,993
Other than temporary impairment, net	(9,403)
Redemptions	(1,625)

Balance as of March 31, 2009	$29,911

There were no transfers in or out of our Level 1, 2 or 3 assets during the nine months ended March 31, 2010 and March 31, 2009.
The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. We base the fair value of short-term investments on current trading values and the fair value of our ARS on a trinomial discounted cash flow model.
6. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2010	2009
Raw materials	$12,975	$9,217
Finished goods	5,233	5,733

	$18,208	$14,950

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
Contingencies
We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties alleging infringement of their intellectual property rights. We cannot be certain that our technologies and products do not or will not infringe issued patents or other proprietary rights of third parties.
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
8. Convertible Senior Subordinated Notes
In December 2004, we issued an aggregate of $125 million of Notes maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which are being amortized over five years. We used the net proceeds for working capital and general corporate purposes.
During the second quarter of fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount from par of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs. In December 2009, we repurchased and retired $63.0 million par value of our Notes when investors exercised their rights to require us to repurchase their Notes. Accordingly, as of March 31, 2010, $2.3 million par value of our Notes remained outstanding and have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of their Notes is beyond one year.
Interest expense includes the amortization of debt discount and debt issuance costs. We recorded $4,000 and $1.4 million of interest expense on the Notes during the three-month periods ended March 31, 2010 and 2009, respectively. We recorded $2.4 million and $5.7 million of interest expense on the Notes during the nine-month periods ended March 31, 2010 and 2009, respectively. As of December 31, 2009, the amortization of the discount and debt issuance costs was complete, and the if-converted value of the Notes did not exceed the principal amount of the Notes.
On July 1, 2009, we adopted ASC 470-20, which is the new accounting standard applicable to convertible debt that can be settled in cash. The adoption of this accounting standard, which must be applied on a retrospective basis, results in a non-cash interest charge for all periods presented in our financial statements during which the Notes were outstanding. This standard requires issuers of convertible notes that can be settled in cash to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate. Prior to the application of the standard, the liability of the Notes was carried at their par value, and only the contractual interest and amortization of debt issuance costs were recognized in our condensed consolidated statements of income.
Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Noteholders. In addition, we allocated the $4.3 million of debt issuance costs pro-rata to the equity and debt components of the Notes, or $1.4 million and $2.9 million, respectively. The debt discount and the debt issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years; which were fully amortized as of December 31, 2009.

As of March 31, 2010 and June 30, 2009, the liability and equity components of the Notes consisted of the following (in thousands):

	March 31,	June 30,
	2010	2009
Principal amount of outstanding Notes	$2,305	$65,303
Unamortized discount	—	2,069

Liability component of outstanding Notes, net	$2,305	$63,234

Equity component of outstanding Notes	$727	$20,591
The contractual interest expense and amortization of discount for the Notes for the three and nine months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest expense	$4	$123	$208	$539
Amortization of debt issuance costs	—	70	118	298
Amortization of discount	—	1,181	2,069	4,817

Total interest	$4	$1,374	$2,395	$5,654

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

The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated income statement, basic and diluted net income per share, and effective tax rate for the three and nine months ended March 31, 2009 (in thousands, except per share data and effective tax rate):

	Three Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2009
		Accounting			Accounting
	As	Standard	As	As	Standard	As
	Reported	Impact	Revised	Reported	Impact	Revised
Interest expense	$(234)	$(1,140)	$(1,374)	$(1,004)	$(4,650)	$(5,654)
Gain/(Loss) on early retirement of debt	—	—	—	3,600	(4,653)	(1,053)
Provision for taxes	(1,959)	460	(1,499)	(9,726)	3,753	(5,973)
Net income	6,086	(680)	5,406	41,242	(5,550)	35,692

Net income per share:
Basic	$0.18	$(0.02)	$0.16	$1.22	$(0.17)	$1.05
Diluted	$0.17	$(0.02)	$0.15	$1.17	$(0.16)	$1.01

Effective tax rate	24.4%	-2.7%	21.7%	19.1%	-4.8%	14.3%
The retrospective application of the accounting standard resulted in the following adjustments to our condensed consolidated statement of cash flows for the nine months ended March 31, 2009 (in thousands):

		Accounting
	As	Standard	As
	Reported	Impact	Revised
Net income	$41,242	$(5,550)	$35,692
Amortization of debt issuance costs	465	(167)	298
Deferred taxes	(5,818)	(3,753)	(9,571)
Amortization of debt discount	—	4,817	4,817
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
Adjustments to Share-based Compensation Expense
During the second quarter of fiscal 2010 and in connection with an upgrade of the third-party equity accounting software we use to determine share-based compensation expense, we discovered a calculation error that affected our previously reported share-based compensation expense. The previous software version incorrectly applied a weighted average forfeiture rate to each vest date through the final vest date of each share-based award after which any shortfall in expense was trued up, rather than true up any shortfall in expense on each vest date of each share-based award.
The impact of this incorrect calculation method to our share-based compensation expense was to defer a portion of the expense recognition until the final vest date, which resulted in an overstatement of net income of $569,000, $1.2 million, $1.1 million, and $165,000 for the fiscal years 2006, 2007, 2008, and 2009, respectively, and $74,000 for the quarter ended September 30, 2009.
To correct the error, the financial statements for the three-month period ended December 31, 2009 includes a cumulative adjustment reducing net income by $3.1 million, or $0.09 per diluted share. The tax benefit associated with the adjustment was $1.4 million and included tax benefit from deferred stock units (“DSUs”) and non-qualified stock options, and no tax benefit from stock compensation expense for qualified stock options. We reviewed the financial statement impact of this error and concluded the impact is immaterial to our consolidated financial statements of prior reporting periods, the three-period ended December 31, 2009, and the estimated annual financial statements for the year ending June 30, 2010.

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
Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three- and nine-month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of revenue	$553	$437	$1,816	$1,250
Research and development	3,328	2,295	10,772	6,273
Selling, general, and administrative	4,314	3,371	14,751	10,117

Total	$8,195	$6,103	$27,339	$17,640

Tax benefit recorded on share-based compensation	$1,735	$1,712	$7,042	$5,449

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
We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During the nine-month periods ended March 31, 2010 and March 31, 2009, we recognized $5.3 million and $6.1 million, respectively, of tax benefit as additional paid-in capital.
Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of March 31, 2010. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.

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
The following table summarizes stock option activity and weighted average exercise prices for the nine months ended March 31, 2010, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of March 31, 2010. The aggregate intrinsic value is based on the closing price of our common stock on March 26, 2010 and excludes stock options with exercise prices above the closing price of $25.40.

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2009	6,770,312	$20.86
Granted	1,253,825	25.35
Exercised	(226,798)	15.81
Forfeited	(19,908)	23.88

Balance at March 31, 2010	7,777,431	21.72	$39,976

Exercisable at March 31, 2010	4,248,464	$18.40	$34,127

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
The following table summarizes DSU activity, including DSUs granted, delivered, and forfeited, during the nine months ended March 31, 2010, and the balance and aggregate intrinsic value of DSUs as of March 31, 2010.

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2009	738,258
Granted	343,073
Delivered	(220,284)
Forfeited	(32,374)

Balance at March 31, 2010	828,673	$21,048

The aggregate intrinsic value is based on the closing price of our common stock on March 26, 2010 of $25.40.
Of the shares delivered, 66,092 shares valued at $1.6 million were withheld to meet statutory minimum tax withholding requirements.
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
The following table summarizes the shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the nine-month period ended March 31, 2010 (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	301,215
Weighted average purchase price	$15.15
Cash received	$4,562
Aggregate intrinsic value	$5,901
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
The provision for income taxes of $45,000 and $1.5 million for the three months ended March 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2010 was 0.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. We recorded a tax benefit of $1.8 million from the carryback of a prior year net operating loss, which represents a revision of tax benefits generated in fiscal years 2008 and 2009. The effective tax rate for the three months ended March 31, 2009 was 21.7% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established.
The provision for income taxes of $5.1 million and $6.0 million for the nine months ended March 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2010 was 13.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the nine months ended March 31, 2009 was 14.3% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established.

Unrecognized Tax Benefits
The total liability for gross unrecognized tax benefits decreased $218,000 during the quarter ended March 31, 2010 to $18.2 million from $18.4 million at December 31, 2009 and resulted in a tax rate benefit. The remaining liability for gross unrecognized tax benefit, if recognized, would further reduce the effective tax rate on income from continuing operations. The net decrease of $218,000 consisted of an increase of $1.2 million from current and prior year tax positions, and a decrease of $1.4 million related to a statute expiration on prior year tax positions. The total interest and penalties accrued related to unrecognized tax benefits at March 31, 2010 of $1.1 million remained unchanged from the quarter ended December 31, 2009. We classify interest and penalties, if any, as components of income tax expense.
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
It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. An estimate of the range of possible changes cannot be made at this time because of the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue or reverse for the next 12 months cannot be reasonably estimated at this time.
Currently, we are required to file federal and state income tax returns in the United States and foreign tax jurisdictions in which we operate. Our major tax jurisdictions are the United States, California, and Hong Kong SAR and fiscal 2002 onward remain subject to examination by one or more of these jurisdictions. In September 2007, we were notified by the state of California Franchise Tax Board that our fiscal 2004 and 2005 returns were subject to audit, and in June 2009 we were notified by the Franchise Tax Board that the audit would be submitted for final approval without adjustment. In January 2010, we settled with the Inland Revenue Department of Hong Kong on all additional assessments and penalties related to prior year tax returns; however, tax returns from fiscal 2004 onward remain subject to examination.
The federal research tax credit expired December 31, 2009. In the past, the federal research credit has expired and has been retroactively reinstated. It is not clear if the research credit will be retroactively reinstated or reinstated at all. If the research credit is not reinstated, our tax rate in future periods will be negatively impacted.
During this quarter, President Obama signed into law the Patient Protection and Affordable Care Act, the Health Care and Reconciliation Act of 2010, and the Hiring Incentives to Restore Employment Act. We are currently evaluating the potential impact of these laws, but generally believe they will increase our cost of operations.
11. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 63% and 51% of net revenue for the three months ended March 31, 2010 and 2009, respectively, and 60% and 57% of net revenue for the nine months ended March 31, 2010 and 2009, respectively.

The following is a summary of net revenue from sales to unaffiliated customers within geographic areas based on the customer location (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
China	$81,760	$74,875	$285,744	$233,542
Taiwan	18,895	4,734	32,712	40,457
Korea	8,459	12,352	25,814	49,984
Japan	6,741	6,295	24,325	25,126
Other	357	2,339	532	8,866

	$116,212	$100,595	$369,127	$357,975

The following is major customer net revenue data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Customer A	12%	*	*	*
Customer B	10%	*	11%	*
Customer C	*	24%	*	15%
Customer D	*	10%	*	10%

*	Less than 10%
We sell our products primarily to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. The following is major customer accounts receivable as a percentage of accounts receivable:

	As of	As of
	March 31,	June 30,
	2010	2009
Customer A	16%	*
Customer B	15%	11%
Customer C	*	20%
Customer D	*	11%
Customer E	*	10%

*	Less than 10%
12. Comprehensive Income
Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments primarily due to changes in market value of certain of our ARS and interest rate fluctuations on our fixed interest rate investments. In addition, we recognize the noncredit portion of other-than-temporary impairment in comprehensive income. We recognize remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.

Our comprehensive income for the three and nine months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$11,606	$5,406	$33,637	$35,692
Net unrealized gain/ (loss) on available-for-sale investments, net of tax	(11)	3,335	1,575	2,974

Total comprehensive income	$11,595	$8,741	$35,212	$38,666

We recorded an unrealized loss of $11,000 and an unrealized gain of $1.6 million for the three and nine months ended March 31, 2010, respectively, primarily related to the temporary recovery in fair value of certain ARS investments.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements”. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The new disclosures and clarifications of existing disclosures were adopted in our quarter ended March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective fiscal 2012.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.
14. Subsequent Events
In April 2010, our Board of Directors approved an additional $100 million for the stock repurchase program, expiring in April 2012, bringing the cumulative authorization to $420 million. The remaining $38.1 million under the stock repurchase program, which was set to expire in July 2010 was extended, such that $138.1 million is now available for the repurchase of our common stock through April 2012.
We have evaluated all events or transactions that occurred after March 31, 2010 through the date of filing this report and determined there were no material recognizable subsequent events.

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

Our research and development expenses include personnel costs and supplies and materials costs related to product development, as well as the engineering costs incurred to design capacitive interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
Investments
We account for investment securities in accordance with U.S. GAAP. The current accounting standards require us to record available-for-sale securities at fair value, with non-credit related unrealized gains and losses being reported as a component of other comprehensive income; to assess whether our investments with loss positions are other-than-temporarily impaired; and to determine whether an impairment of debt securities is other-than-temporary. We follow the hierarchal approach to determine fair value of our investments, which we adopted at the beginning of fiscal 2009.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods indicated, along with comparative information regarding the absolute and percentage changes in these amounts (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

PC applications	$72,936	$50,758	$22,178	43.7%	$221,154	$204,203	$16,951	8.3%
Digital lifestyle product applications	43,276	49,837	(6,561)	(13.2%)	147,973	153,772	(5,799)	(3.8%)

Net revenue	116,212	100,595	15,617	15.5%	369,127	357,975	11,152	3.1%

Gross margin	47,302	40,707	6,595	16.2%	149,455	145,106	4,349	3.0%

Operating expenses:
Research and development	21,212	17,286	3,926	22.7%	63,629	49,031	14,598	29.8%
Selling, general, and administrative	14,635	12,786	1,849	14.5%	44,974	41,070	3,904	9.5%

Income from operations	11,455	10,635	820	7.7%	40,852	55,005	(14,153)	(25.7%)

Interest income	200	538	(338)	(62.8%)	772	2,770	(1,998)	(72.1%)
Interest expense	(4)	(1,374)	1,370	(99.7%)	(2,395)	(5,654)	3,259	(57.6%)
Loss on early retirement of debt	—	—	—	—	—	(1,053)	1,053	n/m (1)
Impairment of investment, net	—	(2,894)	2,894	n/m (1)	(443)	(9,403)	8,960	(95.3%)

Income before provision for income taxes	11,651	6,905	4,746	68.7%	38,786	41,665	(2,879)	(6.9%)
Provision for income taxes	45	1,499	(1,454)	(97.0%)	5,149	5,973	(824)	(13.8%)

Net income	$11,606	$5,406	$6,200	114.7%	$33,637	$35,692	$(2,055)	(5.8%)

(1)	not meaningful
The following table sets forth certain of our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

			Percentage			Percentage
	Three Months Ended		Point	Nine Months Ended		Point
	March 31,		Increase	March 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

PC applications	62.8%	50.5%	12.3%	59.9%	57.0%	2.9%
Digital lifestyle product applications	37.2%	49.5%	(12.3%)	40.1%	43.0%	(2.9%)

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	40.7%	40.5%	0.2%	40.5%	40.5%	0.0%

Operating expenses:
Research and development	18.3%	17.2%	1.1%	17.2%	13.7%	3.5%
Selling, general, and administrative	12.6%	12.7%	(0.1%)	12.2%	11.5%	0.7%

Income from operations	9.9%	10.6%	(0.7%)	11.1%	15.4%	(4.3%)

Income before provision for income taxes	10.0%	6.9%	3.1%	10.5%	11.6%	(1.1%)

Provision for income taxes	0.0%	1.5%	(1.5%)	1.4%	1.7%	(0.3%)

Net income	10.0%	5.4%	4.6%	9.1%	10.0%	(0.9%)

Net Revenue
Net revenue was $116.2 million for the quarter ended March 31, 2010 compared with $100.6 million for the quarter ended March 31, 2009, an increase of $15.6 million, or 15.5%. Of our third quarter fiscal 2010 net revenue, $72.9 million, or 62.8%, was from personal computing products and $43.3 million, or 37.2%, was from digital lifestyle products, including $42.0 million from mobile smartphones. The increase in net revenue for the quarter ended March 31, 2010 was attributable to a $22.2 million, or 43.7%, increase in net revenue from PC applications, partially offset by a $6.6 million, or 13.2%, decrease in net revenue from digital lifestyle product applications due to portable media players. The overall increase in net revenue was primarily attributable to a 31% increase in unit shipments reflecting higher market penetration of our products in the personal computing and digital lifestyle markets, partially offset by lower priced product mix, general competitive pricing pressure, and a reduced attach rate of our multimedia control solutions in notebook computers.
Net revenue was $369.1 million for the nine months ended March 31, 2010 compared with $358.0 million for the nine months ended March 31, 2009, an increase of $11.2 million, or 3.1%. Of our nine months fiscal 2010 net revenue, $221.1 million, or 59.9%, was from PC applications and $148.0 million, or 40.1%, was from digital lifestyle products applications, including $118.6 million from mobile smartphones. The increase in net revenue for the nine months ended March 31, 2010 was attributable to a $17.0 million, or 8.3%, increase in net revenue from PC applications, partially offset by a $5.8 million, or 3.8%, decrease in net revenue from digital lifestyle product applications due to portable media players. The overall increase in net revenue was primarily attributable to a 19% increase in unit shipments, reflecting higher market penetration of our products in the personal computing and digital lifestyle markets, partially offset by an overall lower-priced product mix, general competitive pricing pressure, and a reduced attach rate of our multimedia control solutions in notebook computers.
Based on calendar year 2010 industry estimates, the notebook market is anticipated to increase approximately 21% and the mobile smartphone market is anticipated to increase approximately 28% over 2009 levels.
Gross Margin
Gross margin as a percentage of net revenue was 40.7%, or $47.3 million, for the quarter ended March 31, 2010 compared with 40.5%, or $40.7 million, for the quarter ended March 31, 2009. Gross margin as a percentage of net revenue was 40.5%, or $149.5 million, for the nine months ended March 31, 2010 compared with 40.5%, or $145.1 million, for the nine months ended March 31, 2009.
As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve.
Adjustments to Share-based Compensation Expense
As described in note 9 of the notes to condensed consolidated financial statements, we determined the cumulative error from the understatement of share-based compensation expense related to prior periods was $3.1 million after tax. The additional expense reported for the three-month period ended December 31, 2009 was $267,000 for cost of revenue, $1.5 million for research and development, $2.7 million for selling, general, and administrative, partially offset by $1.4 million of additional tax benefit.
Operating Expenses
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 18.3% from 17.2%, while the cost of research and development activities increased $3.9 million, or 22.7%, to $21.2 million for the three-month period ended March 31, 2010 compared with $17.3 million for the three-month period ended March 31, 2009. The increase in research and development expenses primarily reflected a $2.4 million increase in employee compensation costs from our annual merit adjustments, additional staffing, and employee benefits costs, and a $1.0 million increase in share-based compensation costs.
Research and development expenses increased as a percentage of net revenue from 13.7% to 17.2%, and the cost of research and development activities increased $14.6 million, or 29.8%, to $63.6 million for the nine months ended March 31, 2010 compared with $49.0 million for the nine months ended March 31, 2009. The increase in research and development expenses primarily reflected a $7.6 million increase in employee compensation costs from additional staffing, our annual merit adjustments, and employee benefits costs; a $4.5 million increase in share-based compensation costs; and a $2.6 million increase in infrastructure and support costs.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $14.6 million for the three-month period ended March 31, 2010 compared with $12.8 million for the three-month period ended March 31, 2009. The increase in selling, general, and administrative expenses primarily reflected a $944,000 increase in share-based compensation costs, a $532,000 increase in employee compensation costs from our annual merit adjustments, additional staffing, higher employee benefits costs and greater recruiting costs, as well as an increase of $284,000 of other costs primarily related to outside services.

Selling, general, and administrative expenses increased as a percentage of net revenue to 12.2% from 11.5%, while the cost of selling, general, and administrative activities increased $3.9 million, or 9.5%, to $45.0 million for the nine months ended March 31, 2010 compared with $41.1 million for the nine months ended March 31, 2009. The increase in selling, general, and administrative expenses primarily reflected a $4.6 million increase in share-based compensation costs, partially offset by a decrease in litigation costs resulting from the settlement of litigation in the quarter ended December 31, 2008.
Income from Operations
We generated operating income of $11.5 million, or 9.9% of net revenue, for the three months ended March 31, 2010 compared with approximately $10.6 million, or 10.6% of net revenue, for the three months ended March 31, 2009. The increase in operating income primarily reflected our increased operating levels, and a 20 basis point increase in the gross margin, partially offset by a $5.8 million increase in operating expenses.
We generated operating income of $40.9 million, or 11.1% of net revenue, for the nine months ended March 31, 2010 compared with $55.0 million, or 15.4% of net revenue, for the nine months ended March 31, 2009. The decrease in operating income primarily reflected the $18.5 million increase in operating expenses, partially offset by $4.3 million of gross margin generated from our increased operating levels.
Non-Operating Income/(Loss)
Interest Income. Interest income was $200,000 for the three-month period ended March 31, 2010 compared with $538,000 for the three-month period ended March 31, 2009. Interest income was $772,000 for the nine months ended March 31, 2010 compared with $2.8 million for the nine months ended March 31, 2009. The decrease in interest income resulted from the combination of lower interest rates and lower average invested cash balances.
Interest Expense. All of our interest expense related to our Notes issued in December 2004. Interest expense was $4,000 for the three months ended March 31, 2010 compared with interest expense of $1.4 million, of which $1.2 million represents debt issuance cost amortization, for the three months ended March 31, 2009. During the quarter ended December 31, 2009, $63.0 million of Notes were retired, leaving $2.3 million outstanding as of December 31, 2009 and March 31, 2010, which caused the decrease in interest expense.
Interest expense was $2.4 million for the nine months ended March 31, 2010, which included a $2.1 million non-cash charge for amortization of debt discount, compared with interest expense of $5.7 million for the nine months ended March 31, 2009, which included a $4.8 million non-cash charge for amortization of debt discount.
The non-cash charges for amortization of debt discount result from the retrospective application of a new accounting standard applicable to convertible debt that can be settled in cash. The remaining interest expense consists of coupon interest and amortization of debt issuance costs. All debt discount and debt issuance costs were fully amortized as of December 31, 2009.
Provision for Income Taxes
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $45,000 and $1.5 million for the three months ended March 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2010 was 0.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. We recorded a tax benefit of $1.8 million from the carryback of a prior year net operating loss, which represents a revision of tax benefits generated in fiscal years 2008 and 2009. The effective tax rate for the three months ended March 31, 2009 was 21.7% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established.

Tax benefit associated with share-based compensation was approximately $1.7 million for each of the three months ended March 31, 2010 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended March 31, 2010 and 2009 would have been 9.0% and 24.7%, respectively.
The provision for income taxes of $5.1 million and $6.0 million for the nine months ended March 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2010 was 13.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets. The effective tax rate for the nine months ended March 31, 2009 was 14.3% and diverged from the combined federal and state statutory rate primarily as a result of increased foreign income taxed at lower tax rates, net recognized tax benefit associated with qualified stock options, the benefit of research tax credits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and the impairment of an investment for which a valuation allowance was established.
Tax benefit associated with share-based compensation was approximately $7.0 million and $5.4 million for the nine months ended March 31, 2010 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2010 and 2009 would have been 18.4% and 19.3%, respectively.
The federal research tax credit expired December 31, 2009. In the past, the federal research credit has expired and has been retroactively reinstated. It is not clear if the research credit will be retroactively reinstated or reinstated at all. If the research credit is not reinstated, our tax rate in future periods will be negatively impacted.
During this quarter, President Obama signed into law the Patient Protection and Affordable Care Act, the Health Care and Reconciliation Act of 2010, and the Hiring Incentives to Restore Employment Act. We are currently evaluating the potential impact of these laws, but generally believe they will increase our cost of operations.

Liquidity and Capital Resources
Our cash, cash equivalents, and short-term investments, which excludes ARS investments, were $168.7 million as of March 31, 2010 compared with $192.0 million as of June 30, 2009, a decrease of $23.3 million. The decrease primarily reflected $63.0 million used for the retirement of debt, $44.5 million used for the repurchase of our common stock in the open market, and $6.3 million used for the purchase of capital equipment, partially offset by $77.6 million provided from operating cash flows and $8.1 million of proceeds from common stock issued under our share-based compensation plans.
Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2010 generated cash of approximately $77.6 million compared with approximately $75.4 million of cash generated during the nine months ended March 31, 2009. For the nine months ended March 31, 2010, net cash provided by operating activities was primarily attributable to net income of $33.6 million plus adjustments for non-cash charges of $33.2 million, in addition to a $10.8 million net increase in operating assets and liabilities. The net increase in operating assets and liabilities was primarily attributable to a $16.0 million increase in accounts payable primarily as a result of a favorable change in payment terms with certain suppliers, partially offset by changes in other operating assets and liabilities. Our days sales outstanding increased slightly from 66 to 68 days from June 30, 2009 to March 31, 2010 and our inventory turns declined from 18 to 15 days for the same period. For the nine months ended March 31, 2009, net cash provided by operating activities was primarily attributable to net income of $35.7 million plus adjustments for non-cash charges of $28.1 million and an $11.6 million net decrease in operating assets and liabilities. The decrease in operating assets and liabilities was primarily attributable to a $5.2 million decrease in inventory, resulting from our efforts to manage inventories to lower levels.
Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine months ended March 31, 2010 generated net cash of $17.8 million compared with $16.2 million of net cash generated during the nine months ended March 31, 2009. During the nine months ended March 31, 2010, net cash generated by investing activities consisted of $28.9 million in proceeds from sales and maturities of short-term and $1.1 million from noncurrent investments, partially offset by $6.0 million used for the purchase of short-term investments and $6.3 million used for the purchase of property and equipment. During the nine months ended March 31, 2009, net cash generated by investing activities consisted of $42.9 million in proceeds from sales and maturities of short-term investments and $1.6 million from noncurrent investments, partially offset by $21.0 million used for the purchase of short-term investments and $7.3 million used for the purchase of property and equipment.
Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2010 was approximately $95.7 million compared with $41.8 million net cash used in financing activities for the nine months ended March 31, 2009. Cash used in financing activities for the nine months ended March 31, 2010 was primarily related to $63.0 million for the retirement of debt, $44.5 million for the purchase of our common stock in the open market, and $1.6 million used for the payment of payroll taxes for deferred stock units, partially offset by $8.1 million of proceeds from common stock issued under our share-based compensation plans and $5.3 million from the excess tax benefit from share-based compensation. Cash used in financing activities for the nine months ended March 31, 2009 consisted primarily of $55.7 million for the retirement of debt, $1.3 million used for the payment of payroll taxes for deferred stock units, partially offset by $9.1 million in proceeds from common stock issued under our share-based compensation plans, and $6.1 million from the excess tax benefit from share-based compensation.
Common Stock Repurchase Program. In April 2010, our board of directors authorized an additional $100 million for our common stock repurchase program, increasing the cumulative authorization to $420 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. From April 2005 through March 31, 2010, we repurchased 10,871,313 shares of our common stock in the open market for an aggregate cost of $281.9 million. Of our treasury stock, 9,088,100 shares were repurchased prior to the August 29, 2008 and were not subject to the 3-for-2 stock split. We currently have $138.1 million available under our common stock repurchase program, which expires in April 2012.
Bank Credit Facility. We currently maintain a $30.0 million unsecured working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on July 1, 2010, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of March 31, 2010.

Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of Notes maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have purchased and retired $122.7 million of the Notes. The remaining $2.3 million of Notes outstanding as of March 31, 2010 have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of the Notes is beyond one year.
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
Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. At March 31, 2010, the fair value of our ARS investments was $28.8 million and had an original cost basis of $41.4 million. In the first nine months of 2010, $1.1 million of our ARS investments were redeemed at par and we recognized a gain of $6,000 on the redemption. In connection with our fair value analysis for the nine months ended March 31, 2010, we recorded a $449,000 other-than-temporary impairment charge.
Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2010 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases and other commitments	13	9	3	1	—

Total	$16	$9	$3	$1	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
As of March 31, 2010, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $18.2 million.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements”. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The new disclosures and clarifications of existing disclosures were adopted in our quarter ended March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective in fiscal 2012.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our board of directors has cumulatively authorized $420 million for our common stock repurchase program. The remaining amount authorized for the repurchase of our common stock is $138.1 million. There were no repurchases under the stock repurchase program during the three-month period ended March 31, 2010.
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

SYNAPTICS INCORPORATED
Date: May 4, 2010	By:	/s/ Thomas J. Tiernan
		Name:	Thomas J. Tiernan
		Title:	President and Chief Executive Officer

	By:	/s/ Kathleen A. Bayless
		Name:	Kathleen A. Bayless
		Title:	Chief Financial Officer, Secretary, and Treasurer