Form 10-K/A
period 2009-06-30
SYNAPTICS INC
filed 2010-07-13
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
     As of June 25, 2010, there were outstanding 34,020,521 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K/A
FISCAL YEAR ENDED JUNE 30, 2009
EXPLANATORY NOTE
     Synaptics, Inc., a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on August 24, 2009 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to include additional disclosure in our Compensation Discussion and Analysis in Item 11. The information required by this Item was incorporated by reference to our definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on September 10, 2009, in the Original Form 10-K.
     As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Item 11 has been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Form 10-K. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto. Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

i

PART III
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     Our Board of Directors has appointed a Compensation Committee, consisting exclusively of independent directors. The Compensation Committee is authorized to determine and approve, or make recommendations to the Board of Directors with respect to, the compensation of our Chief Executive Officer and other executive officers and to grant or recommend the grant of stock-based compensation to our Chief Executive Officer and other executive officers under our 2001 Incentive Compensation Plan, as amended.
     The compensation program for executive officers consists primarily of base salary, performance-based bonuses, and long-term incentives in the form of stock-based compensation, including stock options and deferred stock units. Executives also participate in other benefit plans, including medical and retirement plans, which generally are available to all regular full-time employees of our company. We consider each element of our compensation collectively with other elements of compensation when establishing the various forms, elements, and levels of compensation.
     Our philosophy is to pay base salaries to executives at levels that enable us to attract, motivate, and retain highly qualified executives. We establish annual bonus programs designed to reward individuals for performance based primarily on our financial results and their achievement of personal and corporate goals that contribute to our long-term success in building stockholder value. Grants of stock-based awards are intended to provide additional incentive to work to maximize long-term total return to stockholders and to align the interests of our executives with those of our stockholders. Total compensation levels reflect corporate positions, responsibilities, and achievement of goals. As a result of our performance-based philosophy to compensation, compensation levels may vary significantly from year to year and among our various executive officers. In general, we expect the compensation level of our Chief Executive Officer will be higher than that of our other executive officers, assuming relatively equal achievement of individual performance goals, since our compensation policies set our base salaries, annual bonuses, and stock-based award grants after reviewing those of comparable companies, which generally compensate the chief executive officers at higher levels because of their roles and their importance to overall company success.
     The three most determinative factors in our executive compensation program are compensation levels at comparable companies, individual performance, and company performance. The most important component of competitive compensation levels is compensation levels at Northern California-based high-technology companies with revenue between $200 million and $1.0 billion, which we consider comparable companies; the most important component of company performance is operating profit; and the most important component of individual performance is achieving individual goals that are set at the beginning of each year but vary from year to year and position by position, but generally include financial and operating performance, product success, timely product delivery, forecasting accuracy, customer satisfaction, cost reduction, leadership, team building, and employee retention. The Compensation Committee has discretion in determining compensation matters.
     Base salary levels for executive officers of our company generally are set at the beginning of each fiscal year, and bonuses are determined at the end of each fiscal year based upon the performance of our company and our executives.
Philosophy
     The goals of our executive compensation program are as follows:
•	to attract, retain, and motivate highly qualified executives;

•	to reflect our philosophy of pay-for-performance;

•	to align compensation to the interests of our company as a whole and its stockholders; and

•	to recognize corporate stewardship and fiscal responsibility.

Role of the Compensation Committee and Chief Executive Officer
     The Compensation Committee of our Board of Directors currently determines the compensation of our Chief Executive Officer and our other executive officers. Annually, our Compensation Committee evaluates the performance of our Chief Executive Officer and determines the compensation of our Chief Executive Officer in light of the goals and objectives of our compensation program for that year. Our Compensation Committee together with our Chief Executive Officer annually assess the performance of our other executive officers. Based on recommendations from our Chief Executive Officer and the determinations of our Compensation Committee, our Compensation Committee determines the compensation of our other executive officers.
     At the request of our Compensation Committee, our Chief Executive Officer generally attends a portion of our Compensation Committee meetings, including meetings at which our compensation consultants are present. This enables our Compensation Committee to review with our Chief Executive Officer the corporate and individual goals that the Chief Executive Officer regards as important to achieve our overall success. Our Compensation Committee also requests our Chief Executive Officer to assess the performance of and our goals for our other executive officers. Although the participation of the Chief Executive Officer could influence performance targets and individual goals, including his own, the Compensation Committee rather than our Chief Executive Officer makes all final determinations or board recommendations regarding individual and corporate goals and targets. Our Chief Executive Officer does not attend any portion of meetings at which his compensation is discussed.
Compensation Surveys and Compensation Consultants
     In determining compensation levels, we regularly review compensation levels in our geographical area, compensation levels of companies that we deem to be similar to our company regardless of their location, competitive factors to enable us to attract executives from other companies, and, most importantly, compensation levels that we deem appropriate to attract, retain, and motivate our executives with an emphasis on Northern California-based high technology companies. From time to time, we retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant comparable companies. The Compensation Committee makes all determinations regarding the engagement, fees, and services of our compensation consultants, and our compensation consultants report directly to our Compensation Committee.
Base Salary
     Our philosophy is to pay base salaries to executives at levels that enable us to attract, motivate, and retain highly qualified executives. Base salaries for executive officers reflect an executive’s position, responsibilities, experience, skills, performance, and contributions. In determining base compensation, we take into account competitive salary levels for similar positions at comparable companies and salary levels relative to other positions within our company. Our base salaries reflect our pay-for-performance philosophy that affords executives the opportunity to receive meaningful incentive compensation based on the performance of our company and our executives achieving individual goals set from time to time. As a result, our base salaries tend to be at approximately the mid point of those of comparable companies.
     The Compensation Committee independently determines the base salary of our Chief Executive Officer. The base salaries for our other executives, other than the Chief Executive Officer, are determined by the Compensation Committee in conjunction with the recommendations of the Chief Executive Officer. The Compensation Committee’s evaluation of the recommendations of the Chief Executive Officer considers the same factors outlined above.
Annual Bonuses
     Annual bonuses are intended to provide incentive compensation to our executives who contribute substantially to the success of our company. The granting of such bonuses is based upon the achievement of company performance objectives, including meeting specified levels of operating profit, and individual performance goals. Our incentive compensation targets for annual bonuses for our executive officers are approved annually by the Board of Directors. Executive officer incentive compensation targets are subject to change based on the

Compensation Committee’s periodic reviews of industry and competitive data, changes in individual responsibility, and our compensation philosophy.
     The determination of annual bonuses involves a two-step process. First, we establish the annual target cash incentive compensation pool each fiscal year based on the aggregate cash incentive targets of all our executive officers. The actual bonus pool for the year is subject to the satisfaction of specified operating profit targets and to adjustment based on company performance relative to the target operating profit approved by the Board of Directors at the beginning of the year. The adjustment to the pool equals 12.5% of the amount, if any, by which our actual operating profit for the fiscal year exceeds or falls short of the target operating profit level.
     In step two, the bonus amount, if any, to be received from the available bonus pool by an executive is determined based on the executive’s position and responsibility level within our company. Further, the Compensation Committee exercises discretion in determining each executive’s award based upon the available pool, a subjective assessment of the achievement of individual performance goals, and any other relevant factors. The Compensation Committee then makes a recommendation for approval by the Board of Directors. We set target operating profit at levels designed to penalize disappointing performance and to reward exemplary performance as determined by the Compensation Committee and the Board of Directors. Achieving target operating profit levels and individual goals generally results in annual bonuses at the mid point of bonuses for comparable companies.
Stock-Based Compensation Grants
     Our company grants stock-based awards, including stock options and deferred stock units, periodically to our employees to provide additional incentive to work to maximize long-term total return to stockholders. Grants of stock-based awards are intended to result in limited rewards if the price of our common stock does not appreciate, but may provide substantial rewards to executives as our stockholders in general benefit from stock price appreciation. Grants of stock-based awards are intended to align the interests of our executives with those of our stockholders and to align compensation with the price performance of our common stock. Annual stock-based awards are intended to be competitive with those of comparable companies.
     Under each incentive compensation plan, the Board of Directors is specified to act as the plan administrator, although the Board of Directors has authorized the Compensation Committee to make decisions regarding grants of stock-based awards to senior officers and employees of and consultants to our company. In general, stock-based awards are granted to employees at the onset of employment. If, in the opinion of the plan administrator, the performance of an existing employee merits an increase in the number of stock-based awards held, however, the plan administrator may elect to issue additional stock-based awards, such as additional stock options and deferred stock units, to that employee. The vesting period on grants is designed to encourage holders to continue in the employ of our company. The vesting schedule for stock options is generally 25% on the first anniversary of the grant date and 1/48th of the total shares each month thereafter, and the vesting schedule for deferred stock units is generally 25% approximately one year after the date of grant and 1/16th of the total shares each quarter thereafter. Stock options granted to our employees generally are incentive stock options, or qualified options under Section 422 of the Internal Revenue Code, subject to calendar year vesting limitations under Section 422(d) with any balance being nonqualified stock options.
Other Benefits
     Our company provides various employee benefit programs to executive officers, including medical, dental, vision, life, and disability insurance benefits, a 401(k) retirement savings plan, and an employee stock purchase plan. These benefits are generally available to all regular full-time employees of our company.
Deductibility of Executive Compensation
     We take into account the tax effect of our compensation. Section 162(m) of the Internal Revenue Code currently limits the deductibility for federal income tax purposes of compensation in excess of $1.0 million paid to each of any publicly held corporation’s chief executive officer and three other most highly compensated executive officers (excluding the chief financial officer). We may deduct certain types of compensation paid to any of these individuals only to the extent that such compensation during any fiscal year does not exceed $1.0 million. Qualifying performance-based compensation is not subject to the deduction limits if certain requirements are met.

Accounting Considerations
     We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS 123R. In determining stock-based awards, we consider the potential expense of those grants under SFAS 123R and the impact on our earnings per share.
Policies for the Pricing and Timing of Stock-Based Grants
     Generally, we provide for effective dates and set the price of all stock-based awards at the closing price of our stock on the Nasdaq Global Select Market on the second business day after each quarterly earnings release. We approve stock-based compensation at regularly scheduled meetings each year. In the case of new hires, vesting start dates are determined by the date the employee reports for service.
Fiscal 2009 Incentive Compensation Program
     In connection with our fiscal 2009 incentive compensation program, we reviewed the Executive Radford Benchmark Survey, a leading international compensation survey covering more than a thousand high-tech companies. We benchmarked our compensation levels with Northern California-based high-growth technology companies with revenue of between $200 million and $1.0 billion. We believe that this group of companies represents our primary competition for attracting and retaining our executives. Examples of such companies included in the Executive Radford Benchmark Survey are Akamai Technologies, Avocent, Cymer, Epicor Software, F5 Network, Mattson Technology, MKS Instruments, Novatel Wireless, Opnext, Red Hat, Silicon Image, Silicon Laboratories, SIRF Technology Holdings, Super Micro Computer, and TriQuint Semiconductor.
     As is our practice, we set base salaries for our executive officers at the beginning of the fiscal year. Base salaries for the named executive officers were increased for fiscal 2009 as set forth below. The increases reflect performance assessments by the Compensation Committee and changes in comparable company base salary levels for the year.
     Our fiscal 2009 incentive compensation bonus program was broad based with approximately 75% of our worldwide employees participating. The portion of the incentive compensation bonus pool established by our Board of Directors for the named executive officers of $1.4 million represented approximately 2.0% of our fiscal 2009 operating profit. The amount of the bonus pool for fiscal 2009 reflected the aggregate cash incentive targets for all our executive officers based on comparable company surveys and reaching a specified operating profit measure. The bonus amount paid to each executive from the bonus pool was determined based on the executive’s position and responsibility level within our company and a subjective assessment by the Compensation Committee of performance by the executive in satisfying individual goals. The performance was reviewed by the Compensation Committee, which made recommendations for approval by the Board of Directors. We believe that it was difficult for our executives to achieve their incentive compensation targets because achieving such target levels required a substantial increase in performance over the prior year’s results. Based on both individual performances and the assessment of our company’s overall performance in fiscal 2009, bonuses were awarded to our named executive officers as set forth below.
     For fiscal 2009, our stock-based incentive compensation grants for executive officers took the form of grants of stock options as was the case for fiscal 2008 rather than a combination of stock options and deferred stock units as was the case for fiscal 2007. In fiscal 2009, we granted stock options to certain executive officers and other employees under the program, including those to our named executive officers as set forth below. The amount of stock options granted to each executive officer during fiscal 2009 reflected the executive’s position within our company, stock option grants by comparable companies for comparable positions, and the options held by the executive. The vesting schedule for stock option awards was generally 25% on the first anniversary of the grant date and 1/48th each month thereafter. The vesting schedule is designed to encourage executives to continue in the employ of our company. Each executive forfeits the unvested portion, if any, of the stock options if the executive’s service to our company is terminated for any reason, except as may otherwise be determined by the Board of Directors.
     Mr. Lee’s individual performance goals for fiscal 2009 were to leverage our leadership in technology and innovation for our product offerings; improve customer satisfaction; localize and scale our product development capability; develop and build our employee base; and enhance our strategy and execution. Mr. Lee received a 13.3% increase in base salary in July 2008 to align his base salary with comparable company base salaries and his performance as Chief Executive Officer. Mr. Lee received a bonus payout of 120% of his target bonus and options to purchase 195,000 shares of our common stock. Mr. Lee’s strategic leadership helped deliver substantial stockholder value as the company achieved record revenue, operating profit, and net income per share during fiscal 2009. Mr. Lee’s compensation for fiscal 2009 reflects the performance of our company during fiscal 2009 and the satisfactory achievement of his individual performance goals.
     Mr. Tiernan’s individual performance goals for fiscal 2009 were to improve customer satisfaction; direct our future business growth plan; enhance operating profit; and develop and build our employee base. Mr. Tiernan received a 7.1% increase in base salary in July 2008 to align his base salary with comparable company base salaries and his job performance. Mr. Tiernan received a bonus payout of 105% of his target bonus and options to purchase 150,000 shares of our common stock. Mr. Tiernan’s compensation reflects his expanding role at our company as he transitioned from Executive Vice President and General Manager to President and Chief Operating Officer, the performance of our company in fiscal 2009, and the satisfactory achievement of his individual performance goals. Mr. Tiernan became our Chief Executive Officer in July 2009, after serving as Chief Operating Officer.
     Mr. Knittel’s individual performance goals for fiscal 2009 were to support our business growth objectives with appropriate processes and controls; monitor and review our corporate and financial structure to set future financial strategy; and foster an environment of high integrity and ethics and regulatory compliance. Mr. Knittel received a 9.6% salary increase in July 2008 to align his base salary with comparable company base salaries and his job performance. Mr. Knittel received a bonus payout of 115% of his target bonus and options to purchase 97,500 shares of our common stock. Mr. Knittel’s compensation for fiscal 2009 reflects the depth of his experience as Chief Financial Officer, the performance of our company during fiscal 2009, and the satisfactory achievement of his individual performance goals for the year.
     Messrs. Long and Montalbo joined our company in January 2008. Mr. Long’s individual performance goals for fiscal 2009 were to improve customer satisfaction; develop and expand strategic relationships to enhance our ability to offer value-added solutions to our customers and penetrate new markets; and develop and build our employee base. Mr. Montalbo’s individual performance goals for fiscal 2009 were to leverage our technology to develop and deliver new advanced product solutions; design products for cost-effective production; improve design and development processes to shorten time to market; improve customer satisfaction; and develop and build our employee base. Each of Messrs. Long and Montalbo received an increase in base salary of 2.5% in July 2008 to align their base salary with comparable company base salaries. Messrs. Long and Montalbo received a bonus payout of 90% of their target bonuses and options to purchase 37,500 shares of our common stock. The increase in the base salary, the bonus level, and the stock-based compensation reflect their relatively short tenure with our company, their compensation review in connection with their recent hires, and their satisfactory achievement of their goals.
     We were a party to Change of Control and Severance Agreements with each of Messrs. Lee, Tiernan, and Knittel during fiscal 2009. Under these agreements, the vesting on any of their unvested stock options or deferred stock units will accelerate upon a change in control of our company. In addition, the agreements provide for the continuation of base salary payments and benefit coverage for the executive’s family for a period of 12 months after the death of the executive and for the payment in the event of disability of a lump sum equal to the greater of the average of the base salary and bonus for the two fiscal years prior to such termination or the executive’s base salary and targeted bonus for the fiscal year in which such termination occurs. We did not consider the existence of these agreements in connection with the compensation of Messrs. Lee, Tiernan, or Knittel during fiscal 2009.

REPORT OF THE
COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     Our compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included herein and, based on such review and discussions, the compensation committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included herein.

Respectfully submitted,

Keith B. Geeslin, Chairman
Richard L. Sanquini
James L. Whims

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During the fiscal year ended June 30, 2009, our Compensation Committee consisted of Messrs. Geeslin, Sanquini, and Whims. None of these individuals had any contractual or other relationships with us during the fiscal year except as directors.
EXECUTIVE COMPENSATION
Summary of Cash and Other Compensation
     The following table sets forth, for the fiscal years ended June 30, 2009, June 30, 2008, and June 30, 2007, information regarding compensation for services in all capacities to us and our subsidiaries received by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.
SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-Equity	Value and
Name						Incentive	Nonqualified
and				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	Earnings ($)(6)	($)(7)		($)(8)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Francis F. Lee(9)	2009	$425,000	$625,778	$241,061	$2,057,177	—	—	$3,875	(10)	$3,352,891
Chairman and Chief	2008	$375,000	$466,498	$191,779	$2,126,849			$3,500	(10)	$3,163,626
Executive Officer	2007	$350,000	$470,000	$128,461	$2,105,693			$3,000	(10)	$3,057,154

Thomas J. Tiernan(11)	2009	$350,000	$286,954	$33,289	$1,779,392	—	—	$4,094	(10)	$2,453,729
President and Chief	2008	$326,914	$232,000	$27,936	$918,926			$3,450	(10)	$1,509,226
Operating Officer	2007	$300,000	$248,000	$5,302	$765,147			$3,250	(10)	$1,321,699

Russell J. Knittel(12)	2009	$307,000	$275,800	$27,335	$955,215	—	—	$4,125	(10)	$1,569,475
Executive Vice	2008	$280,001	$244,000	$21,864	$690,214			$3,728	(10)	$1,239,807
President, Chief	2007	$258,000	$235,000	$19,694	$528,467			$3,280	(10)	$1,044,441
Financial Officer

David B. Long(13)	2009	$230,410	$127,373	—	$471,527
Vice President —	2008	$109,183	$70,000	—	$182,348	—	—	$4,032	(10)	$833,342
World Wide Sales								$11,477	(14)	$373,008

Joseph D. Montalbo(15)	2009	$225,290	$124,587	—	$600,540	—	—	—		$950,417
Senior Vice	2008	$106,756	—	—	$236,971			$10,000	(16)	$353,727
President, Platform Research & Development

(1)	The base salaries set forth in this column reflect salary increases effective as of the first day of our 2009, 2008, and 2007 fiscal years for each of the named officers.

(2)	The amounts shown in this column constitute amounts earned under our fiscal 2009, 2008, and 2007 incentive compensation programs, which include amounts that were calculated, approved, and paid in fiscal 2010, 2009, and 2008, respectively. See “Compensation Discussion and Analysis” for more information regarding our fiscal 2009 incentive compensation program.

(3)	The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2009, 2008, and 2007 with respect to the grant date fair value of deferred stock unit awards determined in accordance with SFAS 123R and thus includes amounts from awards granted in previous years when a portion of such awards vested in fiscal 2009, 2008, and 2007. We determine the grant date fair value of each deferred stock unit award using the closing price of our common stock on the date of grant and recognize the compensation expense over the vesting period. Each named executive officer forfeits the unvested portion, if any, of the officer’s deferred stock units if the officer’s service to our company is terminated for any reason, except as may otherwise be determined by the Board of Directors as the administrator of our 2001 Incentive Compensation Plan. For further information on these awards, see the “Grants of Plan-Based Awards” table included herein.

(4)	The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes in fiscal 2009, 2008, and 2007 with respect to the grant date fair value of stock option awards determined in accordance with SFAS 123R, and thus includes amounts from awards granted in previous years when a portion of such awards vested in fiscal 2009, 2008, and 2007. We estimated the grant date fair value of each stock option award on the date of grant using the Black-Scholes option pricing model and recognize the compensation expense over the vesting period. See Note 10 to the Consolidated Financial Statements in our Form 10-K for the year ended June 30, 2009 for a discussion of the relevant assumptions used in determining the grant date fair value of our stock option awards pursuant to SFAS 123R. Each named executive officer forfeits the unvested portion, if any, of the officer’s stock options if the officer’s service to our company is terminated for any reason, except as may otherwise be determined by the Board of Directors as the administrator of our 2001 Incentive Compensation Plan. For further information on these awards, see the “Grants of Plan-Based Awards” table included herein.

(5)	No non-equity incentive plan compensation was paid for fiscal 2009.

(6)	We do not maintain any pension or nonqualified deferred compensation programs.

(7)	This column sets forth the value of all perquisites.

(8)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

(9)	Mr. Lee served as our Chief Executive Officer from December 1998 until July 2009.

(10)	This amount consists of matching contributions to our company’s 401(k) plan.

(11)	Mr. Tiernan has served as our Chief Executive Officer since July 2009 and as our President since July 2008. Mr. Tiernan served as Chief Operating Officer of our company from July 2008 until July 2009 and as Executive Vice President and General Manager of our company from July 2007 until July 2008.

(12)	Mr. Knittel served as our Chief Financial Officer, Secretary, and Treasurer from November 2001 until September 2009. Mr. Knittel currently is Executive Vice President of our company.

(13)	Mr. Long joined our company in January 2008.

(14)	This amount includes a $10,000 sign-on bonus and $1,477 of matching contributions to our company’s 401(k) plan.

(15)	Mr. Montalbo joined our company in January 2008.

(16)	This amount consists of a $10,000 sign-on bonus.

Grants of Plan-Based Awards
     The following table sets forth certain information with respect to grants of plan-based awards to the named executive officers for the fiscal year ended June 30, 2009.
GRANTS OF PLAN-BASED AWARDS

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base	Date Fair
		Under Non-Equity			Under Equity Incentive			of Shares	Securities	Price of	Value of
		Incentive Plan Awards			Plan Awards			of Stock	Underlying	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(1)	($/Sh)	Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Francis F. Lee	01/26/2009	—	—	—	—	—	—	—	195,000	$24.33	$2,516,436
Thomas J. Tiernan	08/04/2008	—	—	—	—	—	—	—	150,000	$34.01	$2,526,405
Russell J. Knittel	08/04/2008	—	—	—	—	—	—	—	97,500	$34.01	$1,642,163
David B. Long	01/26/2009	—	—	—	—	—	—	—	37,500	$24.33	$483,930

Joseph D. Montalbo	01/26/2009	—	—	—	—	—	—	—	37,500	$24.33	$483,930

(1)	These stock options awards were granted under our 2001 Incentive Compensation Plan and generally vest 25% on the first anniversary of the date of grant and 1/48th of the total number of shares each month thereafter. Each named executive officer forfeits the unvested portion, if any, of the officer’s stock options if the officer’s service to our company is terminated for any reason except as may otherwise be determined by the Board of Directors as the administrator of our 2001 Incentive Compensation Plan. For Messrs. Tiernan and Knittel, the vesting on any unvested deferred stock units will accelerate and the delivery of the underlying shares will accelerate upon a change in control of our company.

(2)	Represents the calculated compensation value for all stock options granted in fiscal 2009 to the named executive officers determined in accordance with SFAS 123R.

Outstanding Equity Awards
     The following table sets forth information with respect to outstanding equity-based awards held by our named executive officers at June 30, 2009.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
			Equity						Equity Incentive
			Incentive			Number	Market	Equity Incentive	Plan Awards:
	Number	Number	Plan Awards:			of	Value of	Plan Awards:	Market or
	of	of	Number of			Shares or	Shares or	Number	Payout Value
	Securities	Securities	Securities			Units of	Units of	of Unearned	of Unearned
	Underlying	Underlying	Underlying			Stock	Stock	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	Not	Not	That Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Francis F. Lee	—	195,000	—	$24.33	01/26/19	15,821	$602,780	—	—
	48,751	146,249		$15.55	01/28/18
	50,979	33,396		$19.63	01/23/17
	144,140	24,610		$20.47	01/17/16
	225,000	—		$20.17	01/18/15
	131,472	—		$10.93	01/21/14
	212,499	—		$4.91	02/05/13
Thomas J. Tiernan	—	150,000	—	$34.01	08/04/18	3,751	$142,913	—	—
	24,376	73,124		$21.92	04/28/18
	36,563	30,937		$19.21	04/24/17
	138,380	78,125		$14.59	03/28/16
Russell J. Knittel	—	97,500	—	$34.01	08/04/18	2,343	$89,268	—	—
	41,250	48,750		$26.47	08/13/17
	23,908	18,281		$14.02	07/25/16
	31,874	1,876		$14.33	07/26/15
David B. Long	—	37,500	—	$24.33	01/26/19	—	—	—	—
	53,125	96,875		$26.17	01/07/18
Joseph D. Montalbo	—	37,500	—	$24.33	01/26/19	—	—	—	—
	69,062	125,938		$26.17	01/07/18
     The vesting schedule for stock options is generally 25% on the first anniversary of the grant date and 1/48th of the total number of shares each month thereafter. The vesting schedule for deferred stock units is generally 25% approximately one year after the grant date and 1/16th of the total number of shares each quarter thereafter.
     The market value of shares or units of stock that have not vested as reported in column (h) is determined by multiplying the closing market price of our common stock on the last trading day of our last completed fiscal year of $38.10 by the number of shares or units of stock in column (g).

Option Exercises and Vested Stock
     The following table describes, for the named executive officers, the number of shares acquired on the exercise of options and vesting of stock awards and the value realized on exercise of options and vesting of stock awards.
OPTION EXERCISES AND STOCK VESTING

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise(#)	on Exercise($)	Vesting(#)	on Vesting($)
(a)	(b)	(c)	(d)	(e)
Francis F. Lee	57,957	$1,964,233	11,720	$348,719
Thomas J. Tiernan	45,995	$853,610	1,874	$55,765
Russell J. Knittel	10,314	$286,968	1,875	$55,788
David B. Long	—	—	—	—
Joseph D. Montalbo	—	—	—	—
     For option awards, the value realized is computed as the difference between the market price on the date of exercise and the exercise price times the number of options exercised. For stock awards, the value realized is computed as the market price on the later of the date the restrictions lapse or the delivery date times the number of shares vested.
Pension Benefits
     We do not offer any pension benefits for any of our employees. We maintain a 401(k) plan in which our employees may participate, and we provide matching funds of 25% of the employee’s contribution up to a maximum of $4,125 per employee on a calendar year basis.
Nonqualified Deferred Compensation
     We do not provide for any nonqualified deferred compensation for any of our employees.
Employment Agreements
     We do not have employment contracts with any of our executive officers or directors. We do have, however, Change of Control and Severance Agreements or signed terms-and-conditions agreements with certain employees. We offer our employees a 401(k) match and an employee stock purchase plan, as well as medical, dental, vision, life, and disability insurance benefits. Our executive officers and other personnel are eligible to receive incentive bonuses and are eligible to receive stock-based awards under our incentive compensation plans.
Severance Policy
     We maintain a severance policy for certain executive officers designated by our Board of Directors and who have completed at least one full year of employment with our company. Under the policy, we will pay base salary and targeted bonus and maintain benefits following a termination of employment without cause for one year in the case of the Chief Executive Officer and six months in the case of the other designated executive officers and continue to vest stock options and deferred stock units for one year in the case of the Chief Executive Officer and six months in the case of the other designated executive officers unless the options or deferred stock units provide otherwise. In the event of death, we will pay to the estate of the executive the executive’s base salary and targeted bonus for one year in the case of the Chief Executive Officer and 50% of the base salary and targeted bonus in the case of the other designated executive officers. Messrs. Tiernan and Knittel currently are subject to the severance policy.
Change of Control and Severance Agreements
     We are a party to a Change of Control and Severance Agreement with each of Messrs. Tiernan and Knittel. The agreements become effective upon a change of control of our company as defined in the agreements. Under the agreements, each of the executives has agreed to remain employed by our company or its successor for a rolling one-year period after a change of control upon the same terms and conditions that existed immediately prior to the change of control and to refrain from competing with our company during the term of employment and while any severance payments are being made. The agreements provide for the payment by our company, for one year after termination of employment by our company without good cause or by the executive for good reason, as defined in the agreements, or by the executive for any reason during the 30-day period following the first anniversary of the change of control, of compensation equal to the greater of the average of the base salary and bonus for the two years prior to such termination or the base salary and targeted bonus for the fiscal year in which such termination occurs. In the case of such termination, the agreements also provide for the continuation of insurance coverage on the executive and the executive’s family for one year. In addition, the agreements provide for the continuation of base salary payments and benefit coverage for the executive’s family for a period of 12 months after the death of the executive and for the payment in the event of disability of a lump sum equal to the greater of the average of the base salary and bonus for the two fiscal years prior to such termination or the executive’s base salary and targeted bonus for the fiscal year in which such termination occurs. The agreements provide that in the event of a change of control, 50% of unvested options and deferred stock units vest immediately and the remaining 50% of unvested options and deferred stock units vest immediately if the executive is terminated by our company without good cause or by the executive for good reason. All vested options, including those vesting under the terms of the agreements, will be exercisable during their full term in the event of a change of control.
     All unexercisable options and unvested deferred stock units held by Messrs. Tiernan and Knittel included in the “Outstanding Equity Awards at Fiscal Year-End” table included herein are subject to the provisions of the Change of Control and Severance Agreement described above. The total approximate value of payments required to be paid to Messrs. Tiernan and Knittel, including the market value of unvested equity awards that would become fully vested, upon termination by our company without good cause or by the executives for good reason as of June 30, 2009 would have been $4,958,612 and $2,093,205, respectively.
Indemnification Under our Certificate of Incorporation and Bylaws
     Our certificate of incorporation provides that no director will be personally liable to our company or its stockholders for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption or limitation of liability is not permitted under the Delaware General Corporation Law. The effect of this provision in the certificate of incorporation is to eliminate the rights of our company and its stockholders, either directly or through stockholders’ derivative suits brought on behalf of our company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under the Delaware General Corporation Law. In addition, we have adopted provisions in our bylaws and entered into indemnification agreements that require us to indemnify our directors, officers, and certain other representatives of our company against expenses and certain other liabilities arising out of their conduct on behalf of our company to the maximum extent and under all circumstances permitted by law. Indemnification may not apply in certain circumstances to actions arising under the federal securities laws.
Share-Based Compensation Plan Information
     The following table sets forth information, as of June 30, 2009, with respect to our common stock that may be issued from both stockholder approved and unapproved plans upon delivery of shares for deferred stock units, exercise of outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of securities available for future issuance under our various share-based compensation plans.

(d)
Number of
Securities
	(a)			Remaining Available
	Number of	(b)		for Future Issuance
	Securities to	Number of	(c)	Under Share-Based
	be issued	Securities to	Weighted-	Compensation Plans
	Upon	be issued	Average	[Excluding
	Delivery of	Upon	Exercise	Securities
	Shares for	Exercise of	Price of	Reflected in
	Deferred	Outstanding	Outstanding	[Columns
Plan Category	Stock Units	Options	Options	(a) and (b)]
Share-Based Compensation Plans Approved by Stockholders	738,258	6,747,812	$20.92	4,774,056
Share-Based Compensation Plans Not Approved by Stockholders(1)	—	22,500	$2.33	56,376

Total	738,258	6,770,312	$20.86	4,830,432

(1)	Represents options granted under our 2000 nonstatutory stock option plan. The plan was adopted by our board of directors in September 2000 and provides for the grant of options to purchase up to 300,000 shares of our common stock. Unless terminated earlier by our board of directors, the plan will terminate in September 2010. The exercise price of options granted under the plan is the fair market value of our common stock on the date of grant. Generally, the shares subject to options granted under the plan vest 25% on the first anniversary of the option grant date and 1/48th in each month thereafter. The exercise price for any options granted under the plan may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or in any other form of legal consideration that may be acceptable to the board of directors or administrator in their discretion, including through a same-day sale program without any cash outlay by the optionee. The term of options, granted under the plan may not exceed 10 years. Outstanding awards and the number of shares remaining available for issuance under the plan will be adjusted in the event of a stock split, stock dividend, or other similar change in our capital stock.
1996 Stock Option Plan
     Our 1996 Stock Option Plan provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options to employees, directors, and consultants. The purposes of the 1996 Stock Option Plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants, and to promote the success of our business. The 1996 Stock Option Plan was originally adopted by our Board of Directors in December 1996 and approved by our stockholders in November 1996. The 1996 Stock Option Plan provides for the issuance of options and rights to purchase up to 8,071,377 shares of our common stock. The 1996 Stock Option Plan terminated in December 2006. As of June 30, 2009, options to purchase 47,250 shares of our common stock were outstanding under the 1996 Stock Option Plan and 7,533,396 shares had been issued upon exercise of outstanding options.
2000 Nonstatutory Stock Option Plan
     Our 2000 Nonstatutory Stock Option Plan provides for the grant of nonstatutory stock options to employees and consultants. The purposes of the 2000 Nonstatutory Stock Option Plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants, and to promote the success of our business. The 2000 Nonstatutory Stock Option Plan was adopted by our Board of Directors in September 2000. The 2000 Nonstatutory Stock Option Plan provides for the issuance of options to purchase up to 300,000 shares of our common stock. Unless terminated earlier by the Board of Directors, the 2000 Nonstatutory Stock Option Plan will terminate in September 2010. As of June 30, 2009, options to purchase 22,500 shares of our common stock were outstanding under the 2000 Nonstatutory Stock Option Plan and 221,124 shares had been issued upon exercise of outstanding options.
2001 Incentive Compensation Plan
     Our 2001 Incentive Compensation Plan, as amended, is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors, by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The 2001 Incentive Compensation Plan was adopted by our Board of Directors in March 2001 and approved by our stockholders in November 2001. Under the 2001 Incentive Compensation Plan, an aggregate of 4,774,056 shares of common stock as of the end of fiscal 2009 may be issued pursuant to the granting of options to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, or the granting of dividend equivalents. On the first day of each calendar quarter, an additional number of shares equal to 1 1/2% of the total number of shares then outstanding will be added to the number of shares that may be subject to the granting of awards. As of June 30, 2009, options to purchase 6,700,562 shares of our common stock and 738,258 deferred stock units were outstanding under the 2001 Incentive Compensation Plan and 6,556,338 shares had been issued upon exercise of outstanding options and 337,640 net shares had been delivered upon vesting of deferred stock units.
2001 Employee Stock Purchase Plan
     Our 2001 Employee Stock Purchase Plan, as amended, is designed to encourage stock ownership in our company by our employees, thereby enhancing employee interest in our continued success. The plan was adopted by our Board of Directors in February 2001 and approved by our stockholders in November 2001. One million shares of our common stock were initially reserved for issuance under the plan. An annual increase is made equal to the lesser of 500,000 shares, 1% of all shares of common stock outstanding, or a lesser amount determined by the Board of Directors. As of June 30, 2009, there were 1,157,130 shares reserved for issuance under the plan. During fiscal 2009, 185,529 shares of common stock were issued under the plan.

401(k) Retirement Savings Plan
     In July 1991, we adopted a 401(k) Retirement Savings Plan for which our regular full-time employees generally are eligible. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the plan by employees or by us and the investment earnings on the contributions are not taxable to the employees until withdrawn. Our contributions are deductible by us when made. Our employees may elect to reduce their current compensation by an amount equal to the maximum of 25% of total annual compensation or the annual limit permitted by law and to have those funds contributed to the plan. We provide matching funds of 25% of the employee’s contribution up to a maximum of $4,125 on a calendar year basis.
DIRECTOR COMPENSATION
     We pay in arrears each non-employee director an annual retainer of $10,000 in cash or stock at the director’s election. We also pay a fee of $2,000 to each non-employee director for attendance at each board meeting in person and $500 for attendance at each board meeting by teleconference. Fees paid to committee members for each committee meeting attended are as follows:

	Committee	Committee
	Chairman	Member
Audit Committee	$4,000	$2,000
Compensation Committee	$3,000	$1,500
Nominations and Corporate Governance Committee	$2,000	$1,000
     We pay our lead director an additional $5,000 annual retainer, $2,000 for each Audit Committee meeting attended, and $1,500 for each Nominations and Corporate Governance Committee meeting attended.
     In addition, directors are eligible to receive annual grants of stock options and deferred stock units under our 2001 Incentive Compensation Plan, with the Chairman of the Board currently eligible to receive an annual grant of stock options to purchase 28,125 shares, or an equivalent grant of stock options and deferred stock units, and other non-employee directors currently eligible to receive an annual grant of stock options to purchase 18,750 shares, or an equivalent annual grant of stock options and deferred stock units. Newly elected non-employee directors receive an initial stock option grant to purchase 75,000 shares of our common stock, or an equivalent grant of stock options and deferred stock units, in lieu of any annual stock option grant during the first year of service. We reimburse non-employee directors for their expenses for attending board and committee meetings.
     The following table sets forth the compensation paid by us to non-employee directors for the fiscal year ended June 30, 2009. Employee directors do not receive any additional compensation for service on our Board of Directors.
DIRECTOR COMPENSATION

					Change in Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)(1)	($)(2)	($)(3)	($)	($)	($)(4)		(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Jeffrey D. Buchanan	$36,500	$14,723	$322,377	—	—	—		$373,600
Nelson C. Chan	$32,000	$51,091	$136,760	—	—	—		$219,851
Keith B. Geeslin	$30,000	$23,750	$170,707	—	—	—		$224,457
Richard L. Sanquini	$17,000	$33,730	$170,708	—	—	10,000	(4)	$231,438
James L. Whims	$29,000	—	$354,298	—	—	—		$383,298
Federico Faggin (5)	$15,500	$35,640	$225,967	—	—	—		$277,107
W. Ronald Van Dell (6)	—	$18,457	$61,617	—	—	10,000	(4)	$90,074

(1)	Messrs. Sanquini and Van Dell elected to receive their annual retainers in shares of our common stock.

(2)	The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2009 with respect to the grant date fair value of deferred stock unit awards determined in accordance with SFAS 123R and thus includes amounts from awards granted in previous years when a portion of such awards vested in fiscal 2009. We determine the grant date fair value of each deferred stock unit award using the closing price of our common stock on the date of grant and recognize the compensation expense over the vesting period. Each board member forfeits the unvested portion, if any, of the board member’s deferred stock units if the board member’s service to our company is terminated for any reason, except as may otherwise be determined by the Board of Directors as the administrator of our 2001 Incentive Compensation Plan. For further information on these awards, see the “Grants of Plan-Based Awards” table in the “Executive Compensation” section included herein. There were 2,245 forfeitures of deferred stock units by directors in fiscal 2009. There were no grants of deferred stock unit awards to our non-employee directors in fiscal 2009. As of June 30, 2009, each of the current and former non-employee directors had the following number of stock awards outstanding: Jeffrey D. Buchanan (1,367); Nelson C. Chan (6,249); Keith B. Geeslin (1,660); Richard L. Sanquini (1,660); James L. Whims (0); Federico Faggin (2,491); and W. Ronald Van Dell (0).

(3)	The amounts shown in this column reflect the dollar amounts recognized for financial statement reporting purposes in fiscal 2009 with respect to the grant date fair value of stock option awards determined in accordance with SFAS 123R, and thus includes amounts from awards granted in previous years when a portion of such awards vested in fiscal 2009. We estimated the grant date fair value of each stock option award on the date of grant using the Black-Scholes option pricing model and recognize the compensation expense over the vesting period. See Note 10 to the Consolidated Financial Statements included in our Form 10-K for the year ended June 30, 2009 for a discussion of the relevant assumptions used in determining grant date fair value of our stock option awards pursuant to SFAS 123R. Each board member forfeits the unvested portion, if any, of the board member’s stock options if the board member’s service to our company is terminated for any reason, except as may otherwise be determined by the Board of Directors as the administrator of our 2001 Incentive Compensation Plan. For further information on these awards, see the “Grants of Plan-Based Awards” table in the “Executive Compensation” section included herein. There were 26,589 forfeitures of stock options by directors in fiscal 2009. The grant date fair value of the stock options granted in fiscal 2009 was as follows for each of the directors: Jeffrey D. Buchanan: $241,965 (01/26/2009); Nelson C. Chan: $324,709 (04/27/2009); Keith B. Geeslin: $241,965 (01/26/2009); Richard L. Sanquini: $241,965 (01/26/2009); James L. Whims $241,965 (01/26/2009). Messrs. Faggin and Van Dell did not receive a stock option grant for their services as a director in fiscal 2009. As of June 30, 2009, each of the current and former non-employee directors had the following number of option awards outstanding: Jeffrey D. Buchanan (84,375); Nelson C. Chan (75,000); Keith B. Geeslin (79,687); Richard L. Sanquini (50,293); James L. Whims (93,750); Federico Faggin (67,405); and W. Ronald Van Dell (0).

(4)	Represents the value of common stock paid to Messrs. Sanquini and Van Dell as their annual retainers.

(5)	Mr. Faggin retired as a director in October 2008.

(6)	Mr. Van Dell resigned as a director in October 2008.
     The vesting schedule for stock option awards is generally 25% on the first anniversary of the grant date and 1/48th of the total shares each month thereafter. The vesting schedule for deferred stock unit awards is generally 25% approximately one year after the grant date and 1/16th of the total shares each quarter thereafter.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the Original Form 10-K.
(b) Exhibits

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED
Dated: July 13, 2010	By:	/s/ Thomas J. Tiernan
Thomas J. Tiernan
President and Chief Executive Officer