Form 10-K
period 2010-06-26
SYNAPTICS INC
filed 2010-08-23
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 26, 2010
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
Securities registered pursuant to Section 12(g) of the Act:
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by nonaffiliates of the registrant (28,166,392 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 24, 2009 of $29.62, was $834,288,531. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of August 6, 2010, there were outstanding 34,465,254 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL 2010
Statement Regarding Forward-Looking Statements
The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2011 and thereafter; our positioning in our target markets; our ability to continue to enhance our market position and increase our business through introducing market leading interface solutions; the strength of our intellectual property portfolio, engineering know-how, and technological expertise; the success of our product development strategies; the attractiveness of our product solutions, including their performance, cost, customer satisfaction, market position, and potential; continued success of our virtual manufacturing platform; the strength of our customer relationships; the amounts of revenue generated as a result of sales to significant customers; our competitive position and competitive factors; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

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
We are a market leader in providing human interface solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones and portable digital music players. We generally supply custom designed human interface solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them. Through our OneTouch™ offering, we offer not only our custom module solutions but also enable our customers to access our technologies to develop their own human interface designs for capacitive button and scrolling applications for products such as mobile smartphones and feature phones, portable digital music and video players, and notebook peripherals.
Our website is www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act, as amended (the “Exchange Act”). These reports are available immediately after their electronic filing with the SEC. Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were 52-week periods ended June 28, 2008, June 27, 2009, and June 26, 2010.
PC Market
We provide custom human interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebooks, other PC applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as desktop and PC remote control applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position and movement of a person’s finger on its surface; the ClickPad™, a TouchPad application, which eliminates the need for physical buttons; the TouchStyk™, a self contained, easily integrated pointing stick module; and dual pointing solutions, which combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice.
The latest industry projections for notebook unit growth for the period 2010 through 2014 show a compound annual growth rate of 18% compared with a decline of 4% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content, which is expanding on a daily basis. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook market and to provide innovative, value-added human interface solutions for each of the key end-user preferences, which will be enhanced by the adoption of multifunction touch pads, including additional functionality, such as multi-touch gesture recognition. We believe we are well positioned within the notebook market as our product lines of touch pads and pointing sticks allow us to address 100% of the notebook market.

Digital Lifestyle Product Markets
We believe our intellectual property portfolio, engineering know-how, technological expertise, experience in providing human interface solutions to major OEMs of electronic devices, and proven track record of growth in our expanding core notebook computer interface business position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing digital lifestyle trend. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing, communications, and entertainment devices within the digital lifestyle products markets. Digital lifestyle products include mobile smartphones and feature phones, portable digital music, and video players, remote controls, and global positioning devices, as well as a variety of mobile, handheld, wireless, and entertainment devices. Our array of human interface solutions for digital lifestyle products include our TouchButtons, NavPoint™, ClearPad™, and ClearButtons, which are designed to enrich the interface on peripherals and smartphones and feature phones, allowing the user to more easily use or navigate complex menu systems on their devices. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability enable us to serve multiple aspects of the markets for digital lifestyle products and other electronic devices.
We anticipate that our human interface solutions for mobile smartphones and feature phones will continue to constitute an important percentage of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones was not material until the fourth quarter of fiscal 2008, but accounted for approximately 35% of our net revenue in fiscal 2009 and 2010. Our ongoing success in serving the mobile smartphone market will depend upon the continued growth of that portion of the overall mobile phone market, the utilization of high-functionality interactive capacitive touchscreens rather than mechanical buttons or resistive touchscreens as the interface for application access and control in those products, our ability to demonstrate to mobile smartphone OEMs the advantages of our human interface solutions in terms of performance, usability, size, durability, power consumption, and industrial design possibilities, and the success of products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touchscreen fulfillment model that encompasses chip to end-to-end solutions, including a complete touchscreen module that includes a capacitive sensor, controller ASIC, associated electronics, and firmware and software, enabling OEMs quickly to integrate capacitive touchscreens into new handset designs rather than doing or procuring the systems engineering and design work, purchasing the components separately, and coordinating with a module manufacturer to perform the assembly and testing.
Industry projections for the mobile smartphone market for the period 2010 through 2013 show a compound annual growth rate of 21%, reflecting the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer oriented market. These products require a simple, durable, and intuitive human interface solution to enable the user to navigate efficiently through menus and scroll through information contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, and the acceptance of our human interface solutions by OEMs in this market.
Our Strategy
Our objective is to continue to enhance our position as a leading supplier of human interface solutions for the PC market and for the markets for digital lifestyle products, including smartphones and feature phones. Key aspects of our strategy to achieve this objective include those set forth below.
Extend Our Technological Leadership
We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface solutions while increasing their applications, capabilities, and performance. We plan to continue enhancing the ease of use and functionality of our solutions. We also plan to expand our research and development efforts through increased investment in our engineering activities, the hiring of additional engineering personnel, and strategic acquisitions and alliances. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional human interface solutions to our target markets.

Enhance Our Position in the PC Market
We intend to continue introducing market-leading human interface solutions in terms of performance, functionality, size, and ease of use. We plan to continue enhancing our customers’ industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.
Capitalize on Growth of New Markets
We intend to capitalize on the growth of new markets, such as the digital lifestyle products markets, which include smartphones and feature phones and netbooks, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive human interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively to pursue new technologies as new markets evolve that demand new solutions.
Emphasize and Expand Customer Relationships
We plan to emphasize and expand our strong and long-lasting customer relationships and to establish successful relationships with new customers. In each market we serve, we plan to provide the most advanced human interface solutions for our customers’ products. We believe that our human interface solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors. We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface solutions on a timely and cost-effective basis. To do so, we work continually to improve our productivity, to reduce costs, and to speed the delivery of our human interface solutions. We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts. We also focus on providing timely support to our customers after the purchase of our human interface solutions.
We plan to increase our business with existing customers and attract new customers by offering both custom design full solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable them to develop their own human interface designs for capacitive buttons and scrolling applications in products such as mobile smartphones and feature phones, portable digital music and video players, and PC peripherals. As a result, customers have a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or our OneTouch solution, which offers a flexible alternative when design integration or quick turns are important to the customer design cycle.
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

Product Solutions
We develop and enhance interface technologies that enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices. Our innovative and intuitive human interface solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive array of technologies includes ASICs, firmware, software, mechanical and electrical designs, and pattern recognition and touch-sensing technologies.
Our custom-designed human interface solutions are custom engineered, total solutions for our customers, and include sensor design, module layout, ASICs, firmware, and software features for which we provide manufacturing and design support, and device testing. This allows us to be a one-stop supplier for complete human interface design from the early design stage, to manufacturing, to testing and support. Our OneTouch offering includes design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable customers to develop their own human interface designs for capacitive buttons and scrolling applications. Through our engineering know-how and technological expertise, we seek to provide our customers with solutions that address their individual design issues and result in high-performance, feature-rich, and reliable interface solutions. We believe our interface solutions offer the following characteristics:
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
Our human interface solutions are intended to satisfy our customers’ specification needs, including features and functionality, industrial design, mechanical, and electrical requirements. Our products also offer unique integration options, including allowing our capacitive sensors to be placed underneath the plastic of the device, which allows for streamlined and stylized designs, and LED integration to indicate status or enhance industrial design.
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
We utilize capacitive technology rather than resistive or mechanical technology in our product solutions. Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts or activation force, thereby offering a durable, more reliable solution that can be integrated into both curved and flat surfaces. Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.
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
TouchPad
Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position of a person’s finger on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation and cursor movement and provides a platform for interactive input. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface solutions for both the consumer and corporate markets. Our TouchPad solutions offer various advanced features, including the following:
•	Scrolling. Our TouchPad permits the user to customize the scrolling feature as One Finger Scrolling, Two-Finger Scrolling, or ChiralScrolling based on their preference.
•	Customizable tap zones. These zones permit designated portions of the TouchPad to be used to simulate mouse clicks, launch applications, and perform other selected functions.
•
Performance of entertainment, productivity, and media tasks. Our Scrybe™ enables the user to quickly perform common entertainment, productivity, and media tasks using simple, easy-to-remember gestures on the TouchPad. Scrybe can be downloaded free-of-charge and used with most of our modern TouchPad sensors.

•	Tapping and dragging of icons. This feature allows the user to simply tap and hold on an icon in order to drag it, rather than being forced to hold a button down in order to drag an icon.
•
Device Interaction. Our Gesture Suite™ provides users with a customizable way to address productivity and to interact with their notebook systems through the TouchPad. Some of these gestures include Pinch for Zoom, Rotate, Three-finger flick, and many others.

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
ClickPad
Our ClickPad, a specific TouchPad application that eliminates the need for physical buttons, is an innovative product solution that can be used for scrolling, pointing, navigation, and selection. The buttonless design of our ClickPad allows for unique, intuitive industrial design and makes it an excellent alternative to conventional input and navigation devices. Our ClickPad is activated by pressing down on the internal tact switch to perform a left- or right-button click and provides tactile feedback similar to pressing a physical button.

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
NavPoint
Our NavPoint solution offers TouchPad functionality for small form factor devices for improved usability and versatility in accessing and managing content in handheld devices through unique navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation.
ClearPad
Our ClearPad touchscreen solution consists of a transparent, thin capacitive sensor that can be placed over any display, such as an LCD or OLED. Similar to our traditional TouchPad, our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption. ClearPad can be mounted beneath curved surfaces, providing for unique industrial designs. ClearPad enables the user to interact directly with the display on electronic devices, such as mobile smartphones and feature phones.
We offer three variations of the ClearPad Series designed to meet the needs of the mobile handset market: ClearPad 3000 Series provides advanced multi-finger image sensing for high-end handsets; ClearPad 2000 Series offers DualTouch interaction for gestures including Pinch and Rotate; and ClearPad 1000 Series supports single-finger interaction at a low cost intended for mass-market and mid-range devices.
In addition, we offer our ClearPad 7200 Series, which is designed to meet the requirements of the large touchscreen market for products more closely related to clamshell notebooks, slates, tablets, and similar devices typically ranging between 5 inches to 10.1 inches.

FlexPad
This capacitive sensing interface is mounted beneath a mechanical keypad, and allows the keypad surface to be used for advanced scrolling and navigation features, character entry, and advanced gesture input on handheld devices. With navigation functionality similar to a touchpad, FlexPad offers interface and industrial design differentiation while improving device interaction.
ClearButtons
Our ClearButtons product is an extension of our core capacitive sensing technology that has been used in TouchPad solutions for notebook PCs, smartphones, and feature phones. ClearButtons is a clear sensor that can be mounted under plastic, providing OEMs with easy integration and attractive design options for scrolling and buttons.
TouchButtons
Our TouchButtons product provides capacitive button and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons. Button arrays and ScrollStrips can be programmed to perform various functions, such as controls for multimedia, display and device settings in notebook PCs, multimedia keyboards, MP3 players, digital photo frames, monitors, and other digital lifestyle products. TouchButton interfaces are designed for integration under the plastic face of a device, allowing for a sealed, durable, and thin design, which can be coupled with LED animation. OEMs can incorporate TouchButtons into their products by either designing their own button controls, scrolling controls, or a combination of button and scrolling controls using our OneTouch offering or through our custom designed interface module.
OneTouch
OneTouch is a configurable solution based on our capacitive sensing technology, which includes a capacitive sensing ASIC, easy-to-use design tools, documentation, and technical support, that enables customers to develop their own custom interface designs in-house for capacitive buttons and scrolling applications in various products, including mobile smartphones and feature phones, portable digital media players, and PC peripherals, such as monitors, keyboards, mice, and remote controls. OneTouch increases our reach from a customer standpoint by offering them an alternative and flexible way to leverage our technology know-how, and technological expertise whether through our traditional custom module solution or through the OneTouch capability that allows them to implement capacitive sensing in-house when design integration or quick design turns are important.
Capabilities
Our products are supported by a variety of feature capabilities allowing for further product differentiation and easy customer integration.
Synaptics Gesture Suite
Synaptics Gesture Suite, or SGS, provides users with an intuitive way to interact productively with their notebook systems. SGS was developed by analyzing the most common workflows from entertainment activities, such as viewing photos and listening to music, to productivity activities, such as accessing emails and presentations. The result is an intelligent usability model that makes it intuitive for consumers to understand and discover features easily, resulting in a better user experience. SGS represents a growing portfolio of gestures available on our interface solutions. These new gestures are compatible with a wide range of Microsoft Windows and Linux applications to enhance the value and productivity of notebook PCs and peripheral devices that use our Touchpads. Gestures currently in the market include Pinch, Rotate, ChiralMotion™ Scrolling, Two-Finger Scrolling, Three-Finger Flick, and Three-Finger Down.
Enhanced Gesture Recognition™
Enhanced Gesture Recognition is a suite of ClearPad gestures included in our firmware. Customers can easily enable SingleTouch gestures, such as Tap, Double Tap, Press, and Flick, as well as DualTouch gestures, such as Pinch and Pivot Rotate, for ClearPad directly from our touch module firmware. No additional recognition software is required on the host processor to implement these gestures. This approach lowers host processor resource requirements and ensures that gestures are implemented using our proven pattern-recognition technology.

Dual Mode for TouchPad
Dual Mode-enabled TouchPad interface allow a user to switch between cursor control and icon-based controls on the TouchPad surface. In default mode, a Dual Mode-enabled TouchPad provides the same cursor control for on-screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, control icons illuminate on the TouchPad surface.
Dual Mode functionality offers OEMs a variety of customization options, including tap zones for launching applications and multimedia controls, scrolling zones to adjust volume, and programmable buttons to enable end users to choose their application of choice to launch through our Dual Mode driver. To regain cursor control, the user simply taps the mode switch button and the illuminated icons disappear, allowing the user to control the cursor for on-screen navigation.
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
ChiralMotion Gesture
With our ChiralMotion Gesture technology, the user can apply one continuous circular motion to initiate precise and fine-tuned scrolling on any two-dimensional input surface, such as our TouchPad and ClearPad solutions.
ChiralMotion Gesture technology is well-suited for small handheld products, such as feature-rich mobile handsets, personal navigation systems, and personal media players that require easy access for entertainment, music, and other digital files. Scrolling through long documents or pages on a notebook PC becomes simple when using a TouchPad enhanced with ChiralMotion and reversing the direction of scrolling simply requires the user to reverse the circular motion of their finger.
Technologies
We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, pattern recognition, and touch sensing technologies. With 113 U.S. patents in force and 113 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create barriers for competitors and allow us to provide human interface solutions in a variety of high-growth markets.
Our broad line of human interface solutions currently is based upon the following key technologies:
•	capacitive position sensing technology;
•	capacitive force sensing technology;
•	transparent capacitive position sensing technology;
•	pattern recognition technology;
•	mixed signal integrated circuit technology;
•	multi-touch technology; and
•	proprietary microcontroller technology.

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows 98, Windows 2000, Windows NT, Windows CE, Windows XP, Windows ME, Windows Vista, Windows 7, Android, Symbian, UNIX, and LINUX, provides us with a competitive advantage.
Capacitive Position Sensing Technology. This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a conductive stylus on a flat or curved surface, such as our TouchPad, TouchRing, and ScrollStrip. Our technology works with very light touch, supports full multi-touch capabilities, and provides highly responsive cursor navigation, scrolling, and selection. It uses no moving parts, can be implemented under plastic, and is extremely durable.
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
Pattern Recognition Technology. This technology is a set of software algorithms and techniques for converting real-world data, such as handwriting, into a digital form that can be recognized and manipulated within a computer and gesture decoding for our TouchPad products. Our technology provides reliable handwriting recognition and can be used in other applications such as signature verification and gesture recognition providing for a richer user experience.
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
As of the end of fiscal 2010, we employed 368 people in our technology, engineering, and product design functions in the United States, Taiwan, Hong Kong, Korea, Japan and China. Our research and development expenses were approximately $50.1 million, $68.0 million, and $86.6 million in fiscal 2008, 2009, and 2010, respectively.
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
We hold 113 U.S. patents in force and have 113 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws and the source code for our proprietary software is protected under applicable trade secret laws.
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

We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products, and therefore some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited. Furthermore, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products and may use our technologies and products competitively and without appropriate limitations.
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
Our industry leading OEM customers in fiscal 2010 included the following:

• Acer	• LG Electronics

• Asustek	• Nokia

• Dell	• Samsung

• Hewlett-Packard	• Sharp

• HTC	• Sony Ericsson

• Lenovo	• Toshiba
We generally supply custom-designed products to our OEM customers through their contract manufacturers. We sell our custom-designed products directly to these contract manufacturers, some of which include Compal, Futaihua, Inventec, Kuroda, Protek, Wistron, TPK, and Zhan Yun Shanghai Electronics. Sales to Zhan Yun Shanghai Electronics and Compal accounted for approximately 11% and 10%, respectively, of our net revenue for fiscal 2010. Sales to TPK Touch Solutions and Inventec accounted for approximately 14% and 11%, respectively, of our net revenue for fiscal 2009. No other customer accounted for more than 10% of our net revenue for either fiscal 2010 or 2009. We supply our OneTouch solution to both OEM contract manufacturers and OEM customers.
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
As of the end of fiscal 2010, we employed 120 sales and marketing professionals. We maintain nine customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, and Switzerland. In addition, we utilize sales representatives/sales distributors in China, Japan, and Taiwan.
International sales constituted approximately 99% of our revenue for each of fiscal 2008, 2009, and 2010. Approximately 87% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and digital lifestyle product OEMs. All of our sales were denominated in U.S. dollars.
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

Backlog
As of the end of fiscal 2010, we had a backlog of orders of $84.9 million, an increase of $22.1 million compared with a backlog of orders as of the end of fiscal 2009 of $62.8 million. The increase in backlog resulted primarily from the timing of customer orders. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.
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
In the human interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and pattern recognition technologies. We believe our solutions-based engineering expertise coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. New competitors, alliances among competitors, or alliances among competitors and OEMs also may emerge and allow competitors to rapidly acquire significant market share. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touch screen fulfillment model that encompasses chip to end-to-end solutions, including a complete touchscreen module that includes a capacitive sensor, controller ASIC, associated electronics, and firmware and software, enabling OEMs quickly to integrate capacitive touchscreens into new handset designs rather than doing or procuring the systems engineering and design work, purchasing the components separately, and coordinating with a module manufacturer to perform the assembly and testing.
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

Employees
As of the end of fiscal 2010, we employed a total of 586 persons, including 98 in finance, administration, and operations; 120 in sales and marketing; and 368 in research and development. Of these employees, 347 were located in North America, 233 in Asia/Pacific, and six in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.
Executive Officers
The following table sets forth certain information regarding our executive officers as of July 31, 2010:

Name	Age	Position

Thomas J. Tiernan	47	President, Chief Executive Officer, and Director

Kathleen A. Bayless	54	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

Russell J. Knittel	60	Executive Vice President

David B. Long	49	Vice President of World Wide Sales

Joseph D. Montalbo	54	Senior Vice President of Silicon Systems Division

Alex Wong	55	Vice President of World Wide Operations

Mark N. Vena	48	Vice President and General Manager, PC Division
Thomas J. Tiernan has been Chief Executive Officer of our company since July 2009 and President and a director of our company since July 2008. Mr. Tiernan served as Chief Operating Officer of our company from July 2008 to July 2009, as Executive Vice President and General Manager of our company from July 2007 until July 2008, and as Senior Vice President of our company from March 2006 until July 2007. Prior to joining our company, Mr. Tiernan served as Vice President and General Manager of Symbol Technologies’ Mobile Computing Division. From 1985 to 2004, Mr. Tiernan held various management and executive positions at Hewlett-Packard, including running the Network Storage business in the Americas, the Enterprise Systems business in Asia Pacific, and the PC business in Japan. Mr. Tiernan holds a Bachelor’s Degree in Electrical Engineering from California State Polytechnic University and a Masters of Science in Computer Engineering from Santa Clara University.
Kathleen A. Bayless has been Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of our company since September 2009. Ms. Bayless served as the Senior Vice President - Finance of our company from March 2009 to September 2009. Ms. Bayless spent thirteen years at Komag, a leading supplier of thin-film disks to the disk drive industry, where she served most recently as Executive Vice President, Secretary, and Chief Financial Officer. Komag filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 24, 2001. Prior to joining Komag, Ms. Bayless held the position of Senior Audit Manager at the public accounting firm of Ernst & Young. Ms. Bayless holds a Bachelor of Science degree from California State University Fresno and is a certified public accountant.

Russell J. Knittel has been Executive Vice President of our company since July 2007 and acting General Manager of our Handheld Division since July 2010. Mr. Knittel served as Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company from November 2001 until his retirement from those positions in September 2009. Upon retiring from management, Mr. Knittel will join our board of directors. Mr. Knittel served as Senior Vice President of our company from November 2001 until July 2007. He served as Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 through October 2001. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.
David B. Long has been Vice President of World Wide Sales of our company since January 2008. Prior to joining our company, Mr. Long served as Vice President of Worldwide Sales for Consumer Products at LSI Logic Corporation where he directed the management of sales and customer support for standard and custom silicon solutions. From 2003 to 2006, he served as the Vice President of Asia Pacific Sales of LSI, focusing on the Consumer and Storage product segments. He was the Director of North American-West Sales for LSI Operations from 2002 to 2003. Mr. Long also managed LSI’s worldwide account with Cisco Systems from 1998 until 2002, directing an extended team of sales, engineering, marketing, operations, and customer service representatives. Mr. Long holds a Bachelor’s degree in Business Administration/Marketing Management from California Polytechnic University, San Luis Obispo.
Joseph D. Montalbo has been Senior Vice President of Silicon Systems Division since July 2010 and previously Senior Vice President of Engineering of our company since January 2008. From April 2005 until November 2007, Mr. Montalbo served as President, Chief Executive Officer, and board member of Pixim, Inc., a fabless semiconductor company marketing image sensing products into the security market. From June 1978 until April 2005, Mr. Montalbo also served in various senior management positions at National Semiconductor Corp., most recently as Vice President and General Manager of the Custom Solutions Group. Mr. Montalbo also served on the board of directors of Validity Sensors, Inc. Mr. Montalbo holds a Bachelor of Engineering degree in Electrical Engineering from The Cooper Union in New York.
Alex Wong has been Vice President of World Wide Operations of our company since September 2006. From 2003 to 2006, Mr. Wong served our company as Managing Director of Hong Kong and Director of Operations. Prior to joining our company, Mr. Wong held various management positions with National Semiconductor Corporation, including General Manager for National Joint Ventures in China and Hong Kong and Director of Corporate Business Development. Mr. Wong holds a Bachelor of Science degree in Computer Science from California State University at Northridge and a Masters in Business Administration from the University of East Asia, Macau.
Mark N. Vena has been Vice President and General Manager, PC Division since July 2010 and previously Vice President, PC Business of our company since April 2007. Prior to joining our company, Mr. Vena served as Vice President of Worldwide Marketing of Alienware from October 2005 to March 2007. From 1982 to 2005, Mr. Vena held various business and product marketing leadership positions at Dell, Compaq, Epson, and IBM. Mr. Vena holds a Bachelor of Arts degree in History, cum laude, from Boston College.
There are no arrangements, understandings, or family relationships pursuant to which our executive officers were selected. There are no related party transactions between us and our executive officers. We have entered into indemnification agreements with our officers and directors.

ITEM 1A.	RISK FACTORS
You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.
We currently depend on our TouchPad products, and the notebook computer market, for a significant portion of our revenue, and a downturn in these products or this market could have a disproportionate impact on our revenue.
Historically, we have derived a very substantial portion of our revenue from the sale of our TouchPad products for notebook computers. Those products accounted for approximately 57% of our net revenue in fiscal 2009 and 59% of our net revenue in fiscal 2010. While our long-term objective is to derive revenue from human interface solutions in the markets for digital lifestyle products and other electronic devices, we anticipate that sales of our TouchPads for notebooks will continue to represent a significant portion of our revenue. In 2009, the PC market as a whole experienced a slowdown in the rate of growth; subsequently, the notebook portion of the PC market has expanded, although at a slower rate, with the lower priced notebooks including netbooks having been responsible for a major portion of recent growth. A softening of demand in the notebook portion of the PC market, a reduced level of our participation in the notebook portion of the PC market, or a slowdown of growth in the netbook portion of the notebook market because of consumer preferences, the emergence of tablet or slate devices, or other factors would cause our business, financial condition, and results of operations to suffer more than they would if we offered a more diversified line of products.
Net revenue from our human interface solutions for digital lifestyle products has been volatile in the past, and our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future.
Net revenue from our human interface solutions for digital lifestyle products, particularly mobile smartphones and feature phones and portable digital music players, has been volatile in the past. Net revenue from our human interface solutions for mobile smartphones and feature phones only became material in our fourth quarter of fiscal 2008. Our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future. Net revenue from our human interface solutions for digital lifestyle products was $203.7 million (which included $166.3 million for mobile smartphones and feature phones and $37.4 million for portable digital music players), or 43% of our net revenue, in fiscal 2009 and $209.1 million (which included $177.4 million for mobile smartphones and feature phones and $31.7 million for portable digital music players), or 41% of our net revenue, in fiscal 2010. Our interface business for digital lifestyle products faces many uncertainties, including our success in penetrating new markets dominated by a limited number of OEMs and market acceptance of our product solutions over competitive product solutions. Our inability to address these uncertainties successfully and to be a leading supplier of human interfaces for digital lifestyle products would negatively affect our growth rate. We do not know whether our human interface solutions for the digital lifestyle product market will capture a larger portion of the overall market or will account for a substantial portion of our revenue on a consistent basis. The failure to succeed in these markets would result in a negative return on the substantial investments we have made to date and plan to make in the future to penetrate these markets.
We cannot assure you that our human interface business for digital lifestyle products will continue to be successful or that we will be able to continue to generate significant revenue from the markets for digital lifestyle products.
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
Our ability to generate significant revenue from the markets for certain digital lifestyle products will depend on various factors, including the following:
•	the continued development and growth of these markets;

•	the ability of our technologies and product solutions to address the needs of these markets, the price and performance requirements of OEMs, and the preferences of end users; and
•
our ability to provide OEMs with human interface solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.

Many manufacturers of these products have well-established relationships with competitive suppliers. Our ongoing success in these markets will require us to offer better performance alternatives to other solutions at competitive costs. The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede our sales growth and could result in substantially reduced earnings. We cannot predict the size or growth rate of these markets or the market share we will achieve in these markets in the future.
A majority of our historical financial performance is based on net revenue generated from our human interface solutions to the notebook computer market and may not be indicative of our future performance in other markets, including the market for mobile smartphones and feature phones.
A majority of our historical financial performance reflects net revenue generated from our human interface solutions for notebook computers. While we expect sales of our human interface solutions for notebook computers to continue to generate a substantial percentage of our revenue, we expect to derive a significant portion of our revenue from sales of our product solutions for digital lifestyle products, including mobile smartphones and feature phones, portable digital music players, and other electronic devices. We have a limited operating history in these markets, especially for mobile smartphones and feature phones, upon which you can evaluate our prospects, which may make it difficult to predict our actual results in future periods. Actual results of our future operations may differ materially from our anticipated results.
We anticipate that our human interface solutions for mobile smartphones and feature phones will continue to constitute a significant portion of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones was not material until the fourth quarter of fiscal 2008, but accounted for approximately a third of our net revenue in fiscal 2009 and 2010. Our ongoing success in serving the mobile smartphone and feature phone market will depend upon the continued growth of that portion of the overall mobile phone market; the utilization of high-functionality interactive touchscreens rather than mechanical buttons and keypads as the human interface for application and content access and control in those products; our ability to demonstrate to mobile phone OEMs, including those with which we have had no prior relationship, the advantages of our human interface solutions in terms of performance, size, durability, power consumption, and industrial design possibilities at attractive prices such that they adopt our solutions; and the success of OEMs products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touchscreen fulfillment model through offering a full range of touchscreen solutions.
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
Competitive advances by OEMs in the PC or digital lifestyle product markets, which do not utilize our human interface solutions broadly in their product offerings, at the expense of our OEM customers could result in lost sales opportunities. Within the digital lifestyle product market, the mobile smartphone market has become an important factor in our operating results. Any failure to expand our presence in this market, a significant slowdown in the use of our human interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown of growth in this market would adversely affect our sales.

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
Our customer relationships also can be affected by factors affecting our customers that are unrelated to our performance. These factors can include a myriad of situations, including business reversals of customers, determinations by customers to change their product mix or abandon business segments, or mergers, consolidations, or acquisitions involving our customers.
The loss of revenue from one or more large customers could harm our business, financial condition, and results of operations.
Sales to two customers that provide contract manufacturing services to major OEMs accounted for an aggregate of 25% of our net revenue for fiscal 2009, and two customers accounted for 21% of our net revenue for fiscal 2010. These customers were TPK Touch Solutions and Inventec in fiscal 2009 and Zhan Yun Shanghai Electronics and Compal in fiscal 2010. Additionally, receivables from each of Zhan Yun Shanghai Electronics and Compal exceeded 10% of accounts receivable and in the aggregate represented 30% of accounts receivable at the end of fiscal 2010.
Compal, Futaihua, Inventec, Kuroda, Protek, Wistron, TPK and Zhan Yun Shanghai Electronics are some of the contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for human interface solutions from new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.
We rely on others for our production and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.
We utilize contract manufacturers for all of our production requirements. The majority of our manufacturing is conducted in China, Taiwan, and Thailand by contract manufacturers that also perform services for numerous other companies. We do not have a guaranteed level of production capacity with any of our contract manufacturers. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our contract manufacturers or assemblers or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.

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
From time to time, materials and components used in our product solutions or in other aspects of our customers’ products have been subject to allocation because of shortages of these materials and components. Future shortages of materials and components, including potential supply constraints of silicon, could cause delayed shipments, customer dissatisfaction, and lower revenue.
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
We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Depressed economic conditions, a slowdown in the PC market, the emergence of netbooks, the emergence of new products such as tablet or slate devices, rapid changes in the smartphone and feature phone market, and competitive pressures may result in lower demand for our product solutions, pricing pressures, and reduced unit margins.
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
Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:
•	our success in designing and introducing new human interface solutions, including those implementing new technologies;
•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new products;
•	our ability to meet our customers’ requirements for low power consumption, ease of use, reliability, durability, and small form factor;
•	our ability to meet our customers’ price and performance requirements;
•	the quality of our customer service and support;
•	the rate at which customers incorporate our human interface solutions into their own products;
•	product or technology introductions by our competitors; and
•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.
If we do not keep pace with technological innovations, our products may not be competitive and our revenue and operating results may suffer.
We operate in rapidly changing markets. Technological advances, the introduction of new products, and new design techniques could adversely affect our business unless we are able to adapt to the changing conditions. Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. As a result, we will be required to expend substantial funds for and commit significant resources to:
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
Our future operating results will depend to a significant extent on our ability to continue to provide new human interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:
•	innovative development of new solutions for customer products,
•	utilization of advances in technology,
•	maintenance of quality standards,
•	performance advantages,
•	efficient and cost-effective solutions, and
•	timely completion of the design and introduction of new human interface solutions.
Our OneTouch product offering enables our customers to access our technologies to develop their own human interface designs for capacitive buttons and scrolling applications for products such as mobile smartphones and feature phones, portable digital music and video players, and notebook peripherals. OneTouch may not enable us to achieve our goal of increasing our business with existing customers or attracting new customers. In addition, OneTouch could reduce demand for our custom-designed human interface solutions.
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
Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by manufacturing contractors. We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, Japan, Korea, Switzerland, and Taiwan. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:
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
We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2010, approximately 6% of our costs were denominated in non-U.S. currencies, including Canadian dollars, Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.
If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies.
A majority of our contract manufacturers are located in China, Taiwan, and Thailand, and most of our customers are located in Asia, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries or that region would disrupt our operations.
A majority of our contract manufacturers are located in China, Taiwan, and Thailand, and most of our customers are located in Asia. Events outside of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries, would disrupt their operations, which would impact our business. The risk of earthquakes in Taiwan is significant because of its proximity to major earthquake fault lines. An earthquake could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. Further, a variety of political factors, such as political unrest in Thailand or political tension between North Korea and South Korea, could disrupt our operations and our ability to meet our customers’ production schedules. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.
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
In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	the cyclicality of the markets we serve;
•	the timing and size of orders;
•	order push-outs or cancellations;
•	the volume of orders relative to our ability to deliver;

•	product introductions and market acceptance of new products or new generations of products;
•	evolution in the life cycles of our customers’ products;
•	timing of expenses in anticipation of future orders;
•	changes in product mix;
•	availability of manufacturing and assembly services;
•	availability of necessary components and materials;
•	changes in cost and availability of labor and components;
•	the expanded use of high-cost, third-party components in the products we sell;
•	timely delivery of product solutions to customers;
•	pricing, performance, and availability of competitive products;
•	introduction of new technologies into the markets we serve;
•	emergence of new competitors;
•	pressures on selling prices;
•	the absolute and relative levels of corporate enterprise and consumer notebook purchases;
•	our success in serving new markets; and
•	changes in economic conditions.
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
The failure to manage our growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our human interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned diversification and growth effectively will require us to:
•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;
•	efficiently plan and expand our facilities to meet increased headcount requirements;
•	enhance our global operational, financial, and management infrastructure; and
•	expand our development and production capacity.
In connection with the expansion and diversification of our product and customer base, we are increasing our personnel and making other expenditures to meet demand for our expanding product offerings, including offerings in the notebook computer and digital lifestyle markets. Increases in the demand for our products will require further expansion of our traditional notebook computer business as well as an increasing presence in the digital lifestyle product market, including mobile smartphones and feature phones and portable digital music and video players. To date, our sales of human interface solutions for portable digital music and video players and mobile smartphones and feature phones have varied significantly from quarter to quarter. Risks are further increased because customers do not commit to firm production schedules for more than a short time in advance. Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and results of operations could suffer.

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
We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products, and therefore some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention assignment agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products and may use our technologies and products competitively and without appropriate limitations.

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
We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months from the date of sale. Despite testing by us and our customers, defects may be found in existing or new products. Manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, defects could result in financial or other damages to our customers; cause us to incur significant warranty, support, and repair costs; and divert the attention of our engineering personnel from key product development efforts. In such circumstances, our customers could also seek and obtain damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. The occurrence of such problems would likely harm our business.
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
We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:
•	the potential disruption of our core businesses;
•	the potential strain on our financial and managerial controls and reporting systems and procedures;
•	potential unknown liabilities associated with the acquired business;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from our core businesses;
•	problems assimilating the purchased operations, technologies, or products;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	failure of acquired businesses to achieve expected results;
•	adverse effects on existing business relationships with suppliers and customers;
•	failure to retain key customers, suppliers, or personnel of acquired businesses;
•	the risk of impairment charges related to potential write-downs of acquired assets; and
•	creating uniform standards, controls, procedures, policies, and information systems.
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

Repatriation of our foreign earnings to the United States or changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business.
Changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business. We consider the undistributed operating earnings of certain foreign subsidiaries of approximately $220 million as of the end of fiscal 2010, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of those undistributed operating earnings. Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate.
Currently our investments in auction rate securities, or ARS, are not liquid, and we may lose some or all of our principal invested or may be required to further reduce the carrying value if the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover.
We ended fiscal 2010 with $40.7 million invested in ARS for which the auctions have failed and our investments are not liquid. The carrying value of these investments was $28.0 million, reflecting $16.3 million of other-than-temporary impairment, partially offset by $3.6 million of temporary recovery. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value. This would adversely affect our financial position, results of operations, and cash flows.
Legislation affecting the markets in which we participate could adversely affect our ability to implement our growth strategies.
Our ability to expand our business may be adversely impacted by future laws or regulations. Our customers’ products may be subject to laws relating to environmental regulations, communications, encryption technology, electronic commerce, e-signatures, governmental control over content, and privacy. Any of these laws could be expensive to comply with, and the marketability of our products could be adversely affected.
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
Changing laws, regulations, and standards relating to corporate governance and public disclosure, including SEC regulations, and Nasdaq Global Select Market rules, create uncertainty and increased expenses for companies such as ours. New or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. We expect these efforts to require the continued commitment of significant resources. In addition, it may become more difficult and more expensive for us to obtain director and officer liability insurance. As a result, we may have difficulty attracting and retaining qualified board members, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
The accounting requirements for income taxes on certain of our share-based awards will subject our future quarterly and annual effective tax rates to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
We recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of the applicable accounting standards, we recognize the tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of the applicable accounting standards, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.
A change in accounting standards or practices could have a significant effect on our reported results of operations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the Financial Accounting Standards Board issued specific accounting standards requiring us to recognize all share-based payments to employees, including grants of stock options, restricted stock, and deferred stock units, in the financial statements based on their grant date fair value eliminating the pro forma footnote disclosures that were allowed as an alternative to financial statement recognition. This requirement, while not affecting our cash flow, has adversely affected our reported financial results and impaired our ability to provide guidance on our future reported financial results as a result of the variability of the factors used to establish the grant date fair value of stock options and the accounting for income taxes thereon.

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
As of August 6, 2010, all of the 34,465,254 shares of our common stock outstanding were eligible for resale in the public markets. Of these shares, 9,102,206 shares held by affiliates were eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rules 144 or 701 under the Securities Act of 1933, as amended (the “Securities Act”), and the balance of the shares were eligible for resale in the public markets as unrestricted shares. In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who is deemed an affiliate of our company and beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.
Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

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
Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California and an adjacent 64,000 square foot facility. In New York, we lease approximately 10,000 square feet used for research and development. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 16,000 square feet of space. We also maintain approximately 22,000 square feet of office space in Taiwan, approximately 14,000 square feet of office space in China, approximately 6,000 square feet of office space in Japan, approximately 10,000 square feet of office space in Korea, and less than 1,000 square feet of office space in Switzerland. We have satellite sales support offices in Finland, Singapore, Thailand, and Texas.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	RESERVED
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High	Low

Fiscal 2009:

First quarter(1)	$36.95	$24.96
Second quarter	$31.98	$13.85
Third quarter	$27.84	$14.11
Fourth quarter	$40.94	$23.03

Fiscal 2010:

First quarter	$38.65	$23.97
Second quarter	$29.64	$20.97
Third quarter	$33.16	$25.06
Fourth quarter	$33.35	$26.31

(1)	All share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
Stockholders
As of August 6, 2010, there were approximately 210 holders of record of our common stock.
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

Performance Graph
The following line graph compares cumulative total stockholder returns for the five years ended fiscal 2010 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 25, 2005. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.
The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Act or the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA
The following presents selected financial data for each fiscal year in the five-year period ended fiscal 2010. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 was a 53-week period and the other fiscal years presented were 52-week periods. As our past operating results are not necessarily indicative of our future operating results, you should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2006*	2007*	2008*	2009*	2010
	(in thousands, except for per share data)
Consolidated Statements of Income Data:
Net revenue	$184,557	$266,787	$361,057	$473,302	$514,890
Cost of revenue	101,704	160,913	213,606	281,793	306,188

Gross margin	82,853	105,874	147,451	191,509	208,702

Operating expenses:
Research and development	35,356	39,386	50,093	68,026	86,552
Selling, general, and administrative	28,019	36,247	48,126	54,014	60,027
Restructuring	—	915	—	—	—

Total operating expenses	63,375	76,548	98,219	122,040	146,579

Operating income	19,478	29,326	49,232	69,469	62,123
Interest income, net	(657)	1,809	(110)	(3,831)	(1,423)
Other charges or expenses	—	—	(8,274)	(10,296)	(443)

Income before provision for income taxes	18,821	31,135	40,848	55,342	60,257
Provision for income taxes	9,118	8,953	14,485	7,263	7,292

Net income	$9,703	$22,182	$26,363	$48,079	$52,965

Net income per share:
Basic(1)	$0.26	$0.58	$0.70	$1.41	$1.57

Diluted(1)	$0.24	$0.55	$0.67	$1.35	$1.50

Shares used in computing net income per share:
Basic(1)	37,062	38,337	37,667	33,981	33,836

Diluted(1)	39,902	40,536	39,365	35,577	35,423

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$245,176	$265,017	$146,516	$191,970	$209,858
Working capital	257,788	299,921	189,851	159,693	228,534
Total assets	330,434	372,425	305,249	376,150	414,679
Current debt	—	1,500	—	63,234	—
Long-term debt	97,811	103,867	112,089	—	2,305
Treasury shares, at cost	39,999	72,345	237,387	237,387	281,932
Total stockholders’ equity	183,568	220,261	121,214	222,606	286,511

(1)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash.
Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, and convertible notes. Under the treasury stock method, shares associated with our convertible notes are included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period. Prior to fiscal 2008, we used the “if converted” method for our convertible notes and 3,711,000, and 3,062,000 diluted shares were included in the calculation of diluted net income per share in fiscal 2006 and 2007, respectively.

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
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. Our net revenue increased from $184.6 million for fiscal 2006 to $514.9 million for fiscal 2010, representing a compound annual growth rate of approximately 29%. For fiscal 2006, we derived 85% of our net revenue from the personal computer market. For fiscal 2010, revenue from the personal computer market accounted for 59% of our net revenue.
Many of our customers have migrated their manufacturing operations from Taiwan to China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in Canada, China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.
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
The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make assumptions and estimates about matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue.
Investments
Accounting standards require us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the accounting standards to assess whether our investments with loss positions are other-than-temporarily impaired. We follow the hierarchal approach established under the accounting standards to determine fair value of our investments, which we adopted at the beginning of fiscal 2009.
The accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of auction rate securities, or ARS investments, the probability of a successful auction in a future period. We follow the guidance provided to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and to determine circumstances that may indicate that a transaction is not orderly.
Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows. We do not intend to sell the investments and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses, which depending on facts and circumstances may be charged to other comprehensive income or earnings.

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
Share-Based Compensation Costs
We account for employee share-based compensation costs in accordance with relevant accounting standards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, as required under relevant accounting standards, we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan.
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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, result of operations, or cash flows. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
We recognize tax benefit upon expensing nonqualified stock options and deferred stock units issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of new accounting standards, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to our adoption of new accounting standards, we record the tax benefit directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
The following sets forth certain of our consolidated statements of income data for fiscal 2008, 2009, and 2010, along with comparative information regarding the absolute and percentage changes in these amounts (in thousands, except percentages):

	2009*	2010	$ Change	% Change	2008*	2009*	$ Change	% Change

PC applications	$269,595	$305,737	$36,142	13.4%	$272,796	$269,595	$(3,201)	(1.2%)
Digital lifestyle product applications	203,707	209,153	5,446	2.7%	88,261	203,707	115,446	130.8%

Net revenue	473,302	514,890	41,588	8.8%	361,057	473,302	112,245	31.1%

Gross margin	191,509	208,702	17,193	9.0%	147,451	191,509	44,058	29.9%

Operating expenses:
Research and development	68,026	86,552	18,526	27.2%	50,093	68,026	17,933	35.8%
Selling, general, and administrative	54,014	60,027	6,013	11.1%	48,126	54,014	5,888	12.2%

Income from operations	69,469	62,123	(7,346)	(10.6%)	49,232	69,469	20,237	41.1%

Interest income	3,222	977	(2,245)	(69.7%)	9,652	3,222	(6,430)	(66.6%)
Interest expense	(7,053)	(2,400)	4,653	(66.0%)	(9,762)	(7,053)	2,709	(27.8%)
Gain on settlement of debt	—	—	—	n/m (1)	2,689	—	(2,689)	(100.0%)
Loss on early retirement of debt	(1,053)	—	1,053	(100.0%)	—	(1,053)	(1,053)	n/m (1)
Impairment of investment, net	(9,243)	(443)	8,800	(95.2%)	(10,963)	(9,243)	1,720	(15.7%)

Income before provision for income taxes	55,342	60,257	4,915	8.9%	40,848	55,342	14,494	35.5%
Provision for income taxes	7,263	7,292	29	0.4%	14,485	7,263	(7,222)	(49.9%)

Net income	$48,079	$52,965	$4,886	10.2%	$26,363	$48,079	$21,716	82.4%

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash.

(1)	not meaningful
The following sets forth certain of our consolidated statements of income data as a percentage of revenues for fiscal 2008, 2009, and 2010:

			Percentage			Percentage
			Point			Point
			Increase			Increase
	2009	2010	(Decrease)	2008	2009	(Decrease)

PC applications	57.0%	59.4%	2.4%	75.6%	57.0%	(18.6%)
Digital lifestyle product applications	43.0%	40.6%	(2.4%)	24.4%	43.0%	18.6%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	40.5%	40.5%	0.0%	40.8%	40.5%	(0.3%)

Operating expenses:
Research and development	14.4%	16.8%	2.4%	13.9%	14.4%	0.5%
Selling, general, and administrative	11.4%	11.7%	0.3%	13.3%	11.4%	(1.9%)

Income from operations	14.7%	12.1%	(2.6%)	13.6%	14.7%	1.1%

Income before provision for income taxes	11.7%	11.7%	0.0%	11.3%	11.7%	0.4%

Provision for income taxes	1.5%	1.4%	(0.1%)	4.0%	1.5%	(2.5%)

Net income	10.2%	10.3%	0.1%	7.3%	10.2%	2.9%

Fiscal 2010 compared with fiscal 2009
Net Revenue.
Net revenue was $514.9 million for fiscal 2010 compared with $473.3 million for fiscal 2009, an increase of $41.6 million, or 8.8%. Of our fiscal 2010 net revenue, $305.7 million, or 59.4%, of net revenue was from the personal computing market and $209.2 million, or 40.6%, of net revenue was from the digital lifestyle products markets, including $177.4 million from mobile smartphones and feature phones. The increase in net revenue for fiscal 2010 was attributable to a $36.2 million, or 13.4%, increase in net revenue from PC applications, and a $5.4 million, or 2.7%, increase in net revenue from digital lifestyle product applications. The overall increase in net revenue was primarily attributable to a 26.1% increase in unit shipments reflecting higher market penetration of our products in the personal computing and digital lifestyle markets, partially offset by lower priced product mix, general competitive pricing pressure, a decline in portable digital entertainment device revenue, and a reduced attach rate of our multimedia control solutions in notebook computers.
Based on industry estimates of unit shipments, the notebook market is anticipated to increase approximately 29% and the mobile smartphone market is anticipated to increase approximately 28% from 2009 to 2010.
Gross Margin.
Gross margin as a percentage of net revenue was 40.5%, or $208.7 million, for fiscal 2010 compared with 40.5%, or $191.5 million, for fiscal 2009. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, including warranty costs, to cost of revenue.
Operating Expenses.
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 16.8% from 14.4%, and the cost of research and development activities increased $18.5 million, or 27.2%, to $86.6 million fiscal 2010 compared with $68.0 million for fiscal 2009. The increase in research and development expenses primarily reflected a $9.1 million increase in employee compensation and employment related costs, resulting from a 16% increase in research and development staffing, increased base compensation related to our annual performance review process, a $5.4 million increase in share-based compensation costs due to a $1.5 million cumulative correction to share-based compensation expense in research and development (see note 9 in the notes to consolidated financial statements) as well as grants made during the year, and a $2.1 million increase in facility related costs to support the increased headcount.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 11.7% from 11.4%, and the cost of selling, general, and administrative activities increased $6.0 million, or 11.1%, to $60.0 million fiscal 2010 compared with $54.0 million for fiscal 2009. The increase in selling, general, and administrative expenses primarily reflected a $4.9 million increase in share-based compensation costs due to a $2.7 million cumulative correction to share-based compensation expense in selling, general, and administrative expenses (see note 9 in the notes to consolidated financial statements) as well as grants made during the year, and a $2.4 million increase in employee compensation and employment related costs, resulting from a 14% increase in selling, general and administrative staffing, increased base compensation related to our annual performance review process, partially offset by a $1.5 million decrease in legal fees related to patent litigation settled in fiscal 2009.
Operating Income.
We generated operating income of $62.1 million, or 12.1% of net revenue, for fiscal 2010, a decrease of $7.4 million compared with $69.5 million, or 14.7% of net revenue, for fiscal 2009. As discussed in the preceding paragraphs, the decrease in operating income was primarily attributable to a $24.5 million increase in our operating expenses, partially offset by an increase operating leverage, resulting from the 8.8% increase in net revenue.
Non-Operating Income/(Loss).
Interest Income. Interest income was $1.0 million for fiscal 2010 compared with $3.2 million for fiscal 2009. The $2.2 million decrease in interest income resulted from lower average interest rates, partially offset by higher average invested cash balances.
Interest Expense. Interest expense was $2.4 million and $7.1 million for fiscal 2010 and 2009, respectively, and consisted primarily of interest expense, and amortization of debt discount and debt issuance costs related to our convertible senior subordinated notes issued in December 2004. The decline in interest expense primarily reflected the retirement of $63.0 million in principal amount of our convertible notes in December 2009.

Impairment of Investments. A portion of our ARS investments were converted to auction rate preferred stock, and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis and taking into account the period of time the fair value has been less than our cost. For fiscal 2010, we reduced the carrying value of our ARS investments by $443,000 compared with $9.2 million for fiscal 2009 through an other-than-temporary impairment charge to income.
Provision for Income Taxes
The provision for income taxes for each of fiscal 2010 and 2009 was approximately $7.3 million. The income tax provision represented estimated federal, foreign, and state taxes for fiscal 2010 and 2009. The effective tax rate for fiscal 2010 was approximately 12.1% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions and the recognition of tax benefit on the carryback of a prior year net operating loss of $1.8 million, partially offset by the impact of accounting for share-based compensation, foreign withholding taxes, and a write-down of state deferred tax assets. The effective tax rate for fiscal 2009 was approximately 13.1% and diverged from the combined federal and state statutory rate primarily as a result of an increase in profits in lower tax rate jurisdictions, the incremental research credits associated with stock option activity, the extension of the federal research credit, and tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
Tax benefit associated with total share-based compensation was approximately $8.0 million and $9.6 million for fiscal 2009 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for fiscal 2010 and 2009 would have been 17.7% and 19.1%, respectively.
Fiscal 2009 compared with fiscal 2008
Net Revenue.
Net revenue was $473.3 million for fiscal 2009 compared with $361.1 million for fiscal 2008, an increase of $112.2 million, or 31.1%. Of our fiscal 2009 net revenue, $269.6 million, or 57.0%, of net revenue was from the personal computing market and $203.7 million, or 43.0%, of net revenue was from the digital lifestyle products markets, including $166.3 million from mobile smartphones and feature phones. The increase in net revenue for fiscal 2009 was attributable to a $115.4 million, or 130.8%, increase in net revenue from digital lifestyle product applications, partially offset by a $3.2 million, or 1.2%, reduction in net revenue from PC applications. Digital lifestyle product application net revenue growth resulted primarily from higher market penetration of our products in the mobile smartphone market. The decline in PC applications net revenue reflected the combination of the general weakness in the notebook market as a result of the global economic downturn and a reduced attach rate of our multimedia control solutions in notebook computers, partially offset by market share gains in notebooks. The overall increase in net revenue was primarily attributable to a 15% increase in unit shipments, reflecting the notebook market share gain, higher market penetration of our products in the mobile smartphone market, and an overall higher-priced product mix, which included our ClearTouch screen solutions, partially offset by general competitive pricing pressure.

Gross Margin.
Gross margin as a percentage of net revenue was 40.5%, or $191.5 million, for fiscal 2009 compared with 40.8%, or $147.5 million, for fiscal 2008. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. The decrease in gross margin as a percentage of net revenue primarily reflected a lower margin product mix and general competitive pricing pressure. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume.
Operating Expenses.
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 14.4% from 13.9%, while the cost of research and development activities increased $17.9 million, or 35.8%, to $68.0 million for fiscal 2009 compared with $50.1 million for fiscal 2008. The increase in research and development expenses primarily reflected a $12.2 million increase in employee compensation and employment related costs, resulting from a 34% increase in research and development staffing, increased base compensation related to our annual performance review process, increased share-based compensation costs, increased employee benefits costs, and increased incentive compensation costs; a $3.6 million increase in infrastructure and support costs; and a $1.4 million increase in consulting and outside service costs. Non-cash share-based compensation costs included in research and development expenses were $6.3 million, or 1.8% of net revenue, and $8.9 million, or 1.9% of net revenue, for fiscal 2008 and 2009, respectively.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.4% from 13.3%, while the cost of selling, general, and administrative activities increased $5.9 million, or 12.2%, to $54.0 million for fiscal 2009 compared with $48.1 million for fiscal 2008. The increase in selling, general, and administrative expenses primarily reflected a $7.8 million increase in employee compensation and employment related costs, resulting from a 13% increase in selling, general, and administrative staffing, increased share-based compensation costs, increased base compensation related to our annual performance review process, increased incentive compensation costs, and increased employee development costs, partially offset by a $1.1 million decrease in consulting and outside service costs and a $900,000 decrease in professional service fees. Non-cash share-based compensation costs included in selling, general, and administrative expenses were $10.1 million, or 2.8% of net revenue, and $13.8 million, or 2.9% of net revenue, for fiscal 2008 and 2009, respectively.
Operating Income.
We generated operating income of $69.5 million, or 14.7% of net revenue, for fiscal 2009, an increase of $20.2 million compared with $49.2 million, or 13.6% of net revenue, for fiscal 2008. As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to an increase in operating leverage, resulting from the 31.1% increase in net revenue, partially offset by a 30 basis point decrease in our gross margin percentage and a $23.8 million increase in our operating expenses.
Non-Operating Income/(Loss).
Interest Income. Interest income was $3.2 million for fiscal 2009 compared with $9.7 million for fiscal 2008. The $6.4 million decrease in interest income resulted from a combination of lower average invested cash balances and lower average interest rates. The decrease in average invested cash balances during fiscal 2009 was primarily attributable to the use of $55.7 million for the early retirement of debt and $9.3 million for capital expenditures.
Interest Expense. Interest expense was $9.8 million and $7.1 million for fiscal 2008 and 2009, respectively, and consisted primarily of interest expense, and amortization of debt issuance costs and debt discount related to our convertible senior subordinated notes issued in December 2004. The decline in interest expense primarily reflected the retirement of $59.7 million in principal amount of our convertible notes during the year.

Gain on Settlement of Debt. In fiscal 1998, National Semiconductor Corporation, or National, loaned us $1.5 million under a limited-recourse note, which we utilized to purchase 900,000 Series A preferred shares of Foveon, Inc. or Foveon. In fiscal 1998, under the equity method of accounting, we recorded our share of losses incurred by Foveon and reduced the carrying value of our equity investment to zero. The note plus accrued interest of $1.2 million came due in August 2007, and, in accordance with the security agreement, we surrendered the 900,000 Series A preferred shares securing the note to National in full settlement of the principal and accrued interest. Consequently, we recognized a non-operating gain upon settlement of debt in the amount of $2.7 million in fiscal 2008.
Loss on Early Retirement of Debt. In fiscal 2009, we repurchased and retired $59.7 million of our outstanding convertible notes at a discount of approximately 7%. This resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs.
Impairment of Investments. In fiscal 2005, we participated in an equity financing, receiving 3,900,000 Series E preferred shares of Foveon for a cash investment of $4.0 million. We accounted for our Series E preferred shares of Foveon under the cost method in accordance with APB Opinion No. 18 and EITF Issues No. 02-14 and No. 03-1 because the investment is not “in-substance common stock.” In September 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, as a result of liquidity visibility and liquidation preferences for the most recent preferred equity round, in which we did not participate. Consequently, we recognized a $4.0 million other-than-temporary impairment charge. In November 2008, Foveon was acquired by an unrelated party and we received no proceeds.
A portion of our auction rate securities, or ARS, investments, were converted to auction rate preferred stock, and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis and taking into account the period of time the fair value has been less than our cost. For fiscal 2009, we reduced the carrying value of our ARS investments by $9.2 million compared with $7.0 million for fiscal 2008 through an other-than-temporary impairment charge to income.
Provision for Income Taxes
The provision for income taxes for fiscal 2009 was approximately $7.3 million compared with $14.5 million for fiscal 2008, reflecting higher pre-tax profits in lower tax rate jurisdictions, partially offset by an increase of valuation allowance related to impairment charges on certain investments. The income tax provision represented estimated federal, foreign, and state taxes for fiscal 2008 and 2009. The effective tax rate for fiscal 2009 was approximately 13.1% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the incremental research credits associated with stock option activity, and the extension of the federal research credit, and tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes. The effective tax rate for fiscal 2008 was approximately 35.5% and diverged from the combined federal and state statutory rate primarily as a result of the incremental research credits associated with stock option activity and tax-exempt interest income, partially offset by the impact of impairment losses, foreign withholding taxes, and the accounting for share-based compensation.
Tax benefit associated with total share-based compensation was approximately $6.1 million and $8.0 million for fiscal 2008 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for fiscal 2008 and 2009 would have been 35.3% and 19.1%, respectively.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended fiscal 2010. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in thousands except per share amounts)	September	December	March	June	September	December	March	June
(unaudited)	2008 *	2008 *	2009 *	2009 *	2009	2009	2010	2010

Net revenue	$115,857	$141,523	$100,595	$115,327	$119,592	$133,323	$116,212	$145,763
Cost of revenue	69,264	83,717	59,888	68,924	71,270	79,492	68,910	86,516

Gross margin	46,593	57,806	40,707	46,403	48,322	53,831	47,302	59,247

Operating expenses:
Research and development	15,805	15,940	17,286	18,995	19,975	22,442	21,212	22,923
Selling, general, and administrative	14,570	13,714	12,786	12,944	13,764	16,575	14,635	15,053

Total operating expenses	30,375	29,654	30,072	31,939	33,739	39,017	35,847	37,976

Operating income	16,218	28,152	10,635	14,464	14,583	14,814	11,455	21,271
Interest income	1,258	974	538	452	331	241	200	205
Interest expense	(2,541)	(1,739)	(1,374)	(1,399)	(1,423)	(968)	(4)	(5)
Loss on early retirement of debt	—	(1,053)	—	—	—	—	—	—
Impairment of investment	—	—	—	—	(443)	—	—	—
Recovery/(impairment) of auction rate securities investments	—	(6,509)	(2,894)	160	—	—	—	—

Income before income taxes	14,935	19,825	6,905	13,677	13,048	14,087	11,651	21,471
Provision for income taxes	2,224	2,250	1,499	1,290	3,244	1,860	45	2,143

Net income	$12,711	$17,575	$5,406	$12,387	$9,804	$12,227	$11,606	$19,328

Net income per share:

Basic	$0.38	$0.52	$0.16	$0.36	$0.29	$0.36	$0.35	$0.57

Diluted	$0.36	$0.50	$0.15	$0.34	$0.27	$0.35	$0.33	$0.54

Shares used in computing net income per share:

Basic	33,640	33,833	34,062	34,388	34,341	33,611	33,526	33,867

Diluted	35,459	35,057	35,243	36,348	35,968	34,936	35,095	35,514

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash.
Liquidity and Capital Resources
Our cash, cash equivalents, and short-term investments, which exclude ARS investments, were $209.9 million as of the end of fiscal 2010 compared with $192.0 million as of the end of fiscal 2009, an increase of approximately $17.9 million. This increase primarily reflected $114.0 million provided from operating cash flows, $14.0 million of proceeds from our share-based compensation plans, partially offset by $63.0 million used for the settlement of debt and $44.5 million used for the purchase of treasury shares. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings.

Cash Flows from Operating Activities. For fiscal 2010, the net cash provided by operating activities of $114.0 million was primarily attributable to net income of $53.0 million plus adjustments for non-cash charges, including share-based compensation costs of $35.4 million and depreciation, deferred taxes, amortization of debt issuance costs and debt discount, and impairment of investments, aggregating $4.7 million, and a net increase in net operating liabilities of $20.9 million. The net increase in net operating liabilities related primarily to an increase in accounts payable of $33.4 million, partially offset by an increase in accounts receivable, net of $16.8 million. Our days sales outstanding decreased slightly from 66 to 63 days from fiscal 2009 to fiscal 2010 and our inventory turns increased from 18 to 19 days for the same period. For fiscal 2009, the net cash provided by operating activities of $81.6 million was primarily attributable to net income of $48.1 million plus adjustments for non-cash charges, including share-based compensation costs of $24.4 million and impairment of investments, depreciation, amortization of debt issuance costs and debt discount, deferred taxes and early retirement of debt aggregating $9.1 million. For fiscal 2008, the net cash provided by operating activities of $76.4 million was primarily attributable to net income of $26.4 million plus adjustments for non-cash charges, including share-based compensation costs of $17.5 million and the impairment of an investment, amortization of debt issuance costs and debt discount, depreciation, and deferred taxes, and aggregating $21.2 million, and a net decrease in operating assets and liabilities of $14.0 million, partially offset by a non-cash benefit of $2.7 million on the settlement of debt. Our days sales outstanding increased slightly from 64 to 66 days from fiscal 2008 to fiscal 2009 and our inventory turns increased from 11 to 18 days for the same period. The net decrease in operating assets and liabilities related primarily to a $17.4 million changes in income taxes, which included the receipt of a $10.3 million refund.
Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities generated net cash of $15.6 million for fiscal 2010, $22.9 million for fiscal 2009, and $114.7 million for fiscal 2008. Net cash provided by investing activities for fiscal 2010 consisted of proceeds from sales and maturities of $28.9 million for short-term investments and $1.8 million in redemptions of ARS investments, partially offset by $9.1 million used for the purchase of capital assets and $6.0 million used for the purchase of short-term investments. Net cash provided by investing activities for fiscal 2009 consisted of proceeds from sales and maturities of $52.3 million for short-term investments and $4.9 million in redemptions of ARS investments, partially offset by $25.0 million used for the purchase of short-term investments and $9.3 million used for the purchase of capital assets. Net cash provided by investing activities for fiscal 2008 consisted of proceeds from sales and maturities of $294.3 million for short-term investments, partially offset by purchases of $172.5 million for short-term investments and $7.1 million for purchases of capital assets.
Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2008, 2009, and 2010 was $140.7 million, $31.7 million, and $88.8 million, respectively. Our net cash used in financing activities for fiscal 2010 was primarily attributable to $63.0 million for the retirement of debt and $44.5 million for the purchase of our common stock in the open market and $2.4 million used for the payment of payroll taxes for deferred stock units, partially offset by $14.0 million of proceeds from common stock issued under share-based compensation plans and $7.1 million from excess tax benefit from share-based compensation. Our net cash used in financing activities for fiscal 2009 was primarily attributable to $55.7 million for the early retirement of debt and $1.8 million used for the payment of payroll taxes for deferred stock units, partially offset by $16.4 million in proceeds from common stock issued under our share-based compensation plans and $9.4 million of excess tax benefit associated with share-based compensation. Our financing activities for fiscal 2008 primarily related to $165.0 million for the purchase of our common stock in the open market and $746,000 used for the payment of payroll taxes for deferred stock units, partially offset by $24.8 million of proceeds from common stock issued under our share-based compensation plans and $289,000 of excess tax benefit from share-based compensation.
Common Stock Purchase Program. In April 2010, our Board of Directors approved an additional $100 million for the stock repurchase program, expiring in April 2012, bringing the current authorization to $420 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2010, we purchased 10,871,313 shares of our common stock in the open market for an aggregate cost of $281.9 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $18.29. As of the end of fiscal 2010, we had $138.1 million remaining under our common stock purchase program, which expires in April 2012.
Bank Credit Facility. We currently maintain a $40.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2011, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during and subsequent to the fiscal year.

Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have purchased and retired $122.7 million of the Notes leaving $2.3 million of the Notes outstanding as of the end of fiscal 2010, which have been classified as long-term as the next date noteholders can require us to repurchase all or a portion of the notes is beyond one year.
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
Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, our common stock purchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 150 basis points on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. As of fiscal 2010 year end, the fair value of our ARS investments was $28.0 million and had an original cost basis of $40.7 million. During fiscal 2010, $1.8 million of our ARS investments were redeemed at par and we recognized a gain of $6,000 on the redemption, which was included in impairment of investments, net on the accompanying consolidated statements of income. In connection with our fair value analysis for fiscal 2010, we recorded a $0.4 million other-than-temporary impairment charge.
Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2010 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	7	3	4	—	—
Purchase obligations and other commitments	20	8	6	6	—

Total	$30	$11	$10	$6	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
As of the end of fiscal 2010, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefits of $19.0 million.
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
Adoption of New Accounting Pronouncements
Please see Note 1 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of adoption of new accounting pronouncements.
Retrospective application of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion
Please see Note 1 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of retrospective application of accounting for convertible debt instruments that may be settled in cash upon conversion.
Recently Issued Accounting Pronouncements
Please see Note 1 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, and auction rate securities. Our current investment portfolio consists primarily of government-backed securities and investment-grade instruments, and we would not expect the fair value of our investments to be significantly affected by changes in market interest rates; however, our interest income will fluctuate with changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash equivalents, investments, and debt obligations as of the end of fiscal 2010 (in thousands, except for average interest rates):

								Fair
Fiscal Year Ended June	2011	2012	2013	2014	2015	Thereafter	Total	Value
Assets
Cash equivalents — variable rate
Money market	$208,040	$—	$—	$—	$—	$—	$208,040	$208,040
Average interest rate	0.17%	—	—	—	—	—	0.17%
Total cash equivalents	$208,040	$—	$—	$—	$—	$—	$208,040	$208,040
Average interest rate	0.17%	—	—	—	—	—	0.17%
Non-current investments	$—	$—	$—	$—	$—	$40,700	$40,700	$28,012
Average interest rate	—	—	—	—	—	1.39%	1.39%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$2,305	$2,305	$2,305
Average interest rate	—	—	—	—	—	0.75%	0.75%
Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. The Noteholders could require us to repurchase their Notes on December 1, 2014, December 1, 2019 or in the event of a fundamental change as described in the indenture governing the Notes. The early repayment of the Notes is not reflected in the preceding schedule.
Our non-current investments, which consist of ARS investments, have a par value of $40.7 million and have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2010, $1.8 million of our ARS investments were redeemed at par and we recognized a gain of $6,000 on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2010 based on a trinomial discounted cash flow analysis. The analysis considered, among other factors:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.4 million maturing from fiscal 2016 to fiscal 2018, $8.9 million maturing from fiscal 2034 to fiscal 2045, and $9.7 million maturing thereafter or having no stated maturity. Of our ARS investments $22.2 million par value are investment grade; and the remaining $18.5 million par value are below investment grade.
Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and short-term investment portfolio and debt obligations subsequent to fiscal 2010.
Foreign currency exchange risk
All of our revenue and approximately 94% of our consolidated costs are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, reports, and notes are incorporated herein by reference. Reference is also made to the quarterly results of operations on page 45 of this report, which quarterly results of operations are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 26, 2010, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 26, 2010. The effectiveness of our internal control over financial reporting as of June 26, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.
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
The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”
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
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Participation of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(b) Exhibits

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)
3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
3.2		Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)
3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)
4		Form of Common Stock Certificate (5)
4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4	(c)	Amendment No. 1 to Rights Agreement (6)
4.6		Form of Indenture (14)
10.3	(a)	1996 Stock Option Plan (7)
10.3	(b)	Form of grant agreements for 1996 Stock Option Plan (5)
10.5		2000 Nonstatutory Stock Option Plan and form of grant agreement (7)
10.6	(a)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (8)
10.6	(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (9)
10.6	(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (10)
10.7	(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (8)
10.8		401(k) Profit Sharing Plan (7)
10.14		Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (7)
10.15		Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (7)
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

10.18		Severance Policy for Principal Executive Officers (11)
10.20		Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (11)
10.22		Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (12) *
10.23		Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (13)
21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.

(7)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.

(8)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(11)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2003, as filed with the SEC on September 12, 2003.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

(14)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC November 21, 2008 and declared effective May 7, 2009.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED
Date August 23, 2010	By:	/s/ Thomas J. Tiernan
Thomas J. Tiernan
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Tiernan Thomas J. Tiernan	President, Chief Executive Officer, and Director	August 23, 2010

/s/ Kathleen A. Bayless Kathleen A. Bayless	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 23, 2010

/s/ Francis F. Lee Francis F. Lee	Chairman of the Board	August 23, 2010

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	August 23, 2010

/s/ Nelson C. Chan Nelson C. Chan	Director	August 23, 2010

/s/ Keith B. Geeslin Keith B. Geeslin	Director	August 23, 2010

/s/ Richard L. Sanquini Richard L. Sanquini	Director	August 23, 2010

/s/ James L. Whims James L. Whims	Director	August 23, 2010

INDEX TO FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 27, 2009 and June 26, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 26, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 27, 2009 and June 26, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the consolidated financial statements, effective at the beginning of fiscal year 2010, the Company retrospectively adopted the provisions of Accounting Principles Board (APB) Opinion No. 14-1 (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification 470-20, Debt with Conversion and Other Options), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), for all periods presented herein. Also, as discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), during fiscal 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
August 23, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synaptics Incorporated:
We have audited Synaptics Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synaptics Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 27, 2009 and June 26, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 26, 2010 and our report dated August 23, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
August 23, 2010

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June	June
	2009*	2010
ASSETS
Current Assets:
Cash and cash equivalents	$169,036	$209,858
Short-term investments	22,934	—
Accounts receivable, net of allowances of $513 and $500 at June 2009 and 2010, respectively	84,739	101,509
Inventories	14,950	18,667
Prepaid expenses and other current assets	3,094	4,471

Total current assets	294,753	334,505
Property and equipment, net	25,431	25,821
Goodwill	1,927	1,927
Non-current investments	28,767	28,012
Other assets	25,272	24,414

	$376,150	$414,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,210	$65,618
Accrued compensation	8,450	11,330
Income taxes payable	9,128	10,061
Current deferred tax liabilities	10,225	—
Other accrued liabilities	11,813	18,962
Notes payable	63,234	—

Total current liabilities	135,060	105,971

Notes payable	—	2,305
Other liabilities	18,484	19,892

Commitments and contingencies

Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 60,000,000 shares authorized; 43,779,011 and 44,891,834 shares issued, and 34,690,911 and 34,020,521 shares outstanding, at June 2009 and 2010, respectively	44	45
Additional paid-in capital	293,666	347,764
Less: 9,088,100 and 10,871,313 common treasury shares at June 2009 and 2010, respectively, at cost	(237,387)	(281,932)
Accumulated other comprehensive income	129	1,515
Retained earnings	166,154	219,119

Total stockholders’ equity	222,606	286,511

	$376,150	$414,679

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 7.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal
	2008*	2009*	2010

Net revenue	$361,057	$473,302	$514,890
Cost of revenue	213,606	281,793	306,188

Gross margin	147,451	191,509	208,702

Operating expenses:
Research and development	50,093	68,026	86,552
Selling, general, and administrative	48,126	54,014	60,027

Total operating expenses	98,219	122,040	146,579

Operating income	49,232	69,469	62,123
Interest income	9,652	3,222	977
Interest expense	(9,762)	(7,053)	(2,400)
Gain on settlement of debt	2,689	—	—
Loss on early retirement of debt	—	(1,053)	—
Impairment of investments, net	(10,963)	(9,243)	(443)

Income before provision for income taxes	40,848	55,342	60,257
Provision for income taxes	14,485	7,263	7,292

Net income	$26,363	$48,079	$52,965

Net income per share:
Basic(1)	$0.70	$1.41	$1.57

Diluted(1)	$0.67	$1.35	$1.50

Shares used in computing net income per share:
Basic(1)	37,667	33,981	33,836

Diluted(1)	39,365	35,577	35,423

(1)	All share and net income per share amounts reflect the 3-for-2 split effected as a stock dividend and paid on August 29, 2008 (see note 1).

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. (See notes 1 and 7).
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except for share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock Issued		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Shares(1)	Amount(1)	Capital*(1)	Stock	Income/(Loss)	Earnings*	Equity*

Balance at June 2007, as previously stated	42,705,939	$43	$180,733	$(72,345)	$(139)	$99,795	$208,087
Cumulative effect of changes in accounting principles for convertible debt	—	—	22,704	—	—	(10,530)	12,174

Balance at June 2007, as adjusted	42,705,939	43	203,437	(72,345)	(139)	89,265	220,261
Components of comprehensive income:
Net income	—	—	—	—	—	26,363	26,363
Net unrealized loss on available-for-sale investments	—	—	—	—	(2,178)	—	(2,178)

Total comprehensive income							24,185

Issuance of common stock from option exercises and stock purchase plan	2,544,596	3	24,761	—	—	—	24,764
Payroll taxes for deferred stock units	—	—	(746)	—	—	—	(746)
Purchase of treasury stock	—	—	—	(165,042)	—	—	(165,042)
Adjustment for non-issuance of stock dividend on treasury shares(2)	(2,750,000)	(3)	3	—	—	—	—
Tax benefit associated with share-based awards	—	—	289	—	—	—	289
Share-based compensation	—	—	17,503	—	—	—	17,503

Balance at June 2008	42,500,535	43	245,247	(237,387)	(2,317)	115,628	121,214
Components of comprehensive income:
Net income	—	—	—	—	—	48,079	48,079
Net unrealized gain on available-for-sale investments	—	—	—	—	4,893	—	4,893

Total comprehensive income							52,972

Issuance of common stock from option exercises and stock purchase plan	1,278,476	1	16,426	—	—	—	16,427
Payroll taxes for deferred stock units	—	—	(1,801)	—	—	—	(1,801)
Tax benefit associated with share-based awards	—	—	9,374	—	—	—	9,374
Share-based compensation	—	—	24,420	—	—	—	24,420
Cumulative effect of accounting change	—	—	—	—	(2,447)	2,447	—

Balance at June 2009	43,779,011	44	293,666	(237,387)	129	166,154	222,606
Components of comprehensive income:
Net income	—	—	—	—	—	52,965	52,965
Net unrealized gain on available-for-sale investments	—	—	—	—	1,386	—	1,386

Total comprehensive income							54,351

Issuance of common stock from option exercises and stock purchase plan	1,112,823	1	14,030	—	—	—	14,031
Payroll taxes for deferred stock units	—	—	(2,374)	—	—	—	(2,374)
Purchase of treasury stock	—	—	—	(44,545)	—	—	(44,545)
Tax benefit associated with share-based awards	—	—	7,066	—	—	—	7,066
Share-based compensation	—	—	35,376	—	—	—	35,376

Balance at June 2010	44,891,834	$45	$347,764	$(281,932)	$1,515	$219,119	$286,511

(1)	Amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

(2)
The stock dividend was not paid on treasury shares; accordingly, the impact of not issuing the stock dividend on treasury shares is reflected above as an adjustment for non-issuance of stock dividend on treasury shares.

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 7.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2008*	2009*	2010
Cash flows from operating activities
Net income	$26,363	$48,079	$52,965
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	17,503	24,420	35,376
Depreciation and amortization	3,797	6,338	8,677
Impairment of property and equipment	210	—	—
Amortization of debt issuance costs	578	368	118
Amortization of debt discount	8,222	6,024	2,069
Tax benefit realized from share-based compensation	289	9,374	7,066
Excess tax benefit from share-based compensation	(289)	(9,374)	(7,066)
Deferred taxes	(2,606)	(13,916)	(6,534)
Loss on retirement of debt	(2,689)	1,053	—
Impairment of investments, net	10,963	9,243	443
Changes in operating assets and liabilities:
Accounts receivable, net	(12,641)	(15,377)	(16,770)
Inventories	(9,031)	6,115	(3,717)
Prepaid expenses and other current assets	577	(354)	(128)
Other assets	6,377	(6,246)	(4,230)
Accounts payable	6,232	4,426	33,408
Accrued compensation	1,138	1,940	2,880
Income taxes	17,428	6,744	2,214
Other accrued liabilities	3,966	2,734	7,237

Net cash provided by operating activities	76,387	81,591	114,008

Cash flows from investing activities
Purchases of short-term investments	(172,547)	(25,007)	(5,986)
Proceeds from sales and maturities of short-term investments	294,264	52,300	28,912
Proceeds from sales and maturities of non current investments	—	4,900	1,775
Purchases of property and equipment	(7,066)	(9,310)	(9,067)

Net cash provided by investing activities	114,651	22,883	15,634

Cash flows from financing activities
Purchases of treasury stock	(165,042)	—	(44,545)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	24,764	16,427	14,031
Retirement of debt, net of discount	—	(55,656)	(62,998)
Excess tax benefit from share-based compensation	289	9,374	7,066
Payroll taxes for deferred stock units	(746)	(1,801)	(2,374)

Net cash used in financing activities	(140,735)	(31,656)	(88,820)

Net increase in cash and cash equivalents	50,303	72,818	40,822
Cash and cash equivalents at beginning of period	45,915	96,218	169,036

Cash and cash equivalents at end of period	$96,218	$169,036	$209,858

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,679	$5,016	$11,789

Cash paid for interest	$938	$692	$254

*	Reflects the retrospective application of the new accounting pronouncement applicable to convertible debt instruments that can be settled in cash. See notes 1 and 7.
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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were 52-week periods ended June 28, 2008, June 27, 2009, and June 26, 2010.
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
Retrospective application of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion
Effective the beginning of our fiscal 2010, we adopted the accounting standard on accounting for convertible debt instruments that may be settled in cash upon conversion. This standard applies to our 0.75% Convertible Senior Subordinated Notes maturing December 1, 2024 (the “Notes”). The adoption of this accounting standard, which must be applied on a retrospective basis, resulted in a non-cash interest charge for all periods presented in our financial statements during which the Notes were outstanding.
Upon adoption of the new accounting standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Noteholders. In addition, we allocated the $4.3 million of debt issuance costs pro-rata to the equity and debt components of the Notes, or $1.4 million and $2.9 million, respectively. The debt discount and the debt issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years, and were fully amortized as of December 31, 2009. See Note 7.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist of marketable securities and are classified as securities “available for sale” under U.S. GAAP related to Investments—Debt and Equity Securities. Our short-term and non-current investments are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge an other-than-temporary decline in the fair value of a debt security to earnings if the decline is due to a credit loss or to other comprehensive income if the decline is due to a noncredit loss, resulting in the establishment of a new cost basis for the debt security. We charge other-than-temporary declines in the fair value of equity securities to earnings. We include interest earned on marketable securities in interest income. We determine realized gains and losses on the sale of marketable securities using the specific identification method.
Investments in available-for-sale securities and cash equivalents as of the end of fiscal 2009 and 2010 were as follows (in thousands):

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market	$166,334	$—	$—	$166,334
Commercial paper	2,598	—	—	2,598
U.S. Treasury bills	7,992	3	—	7,995
Municipal securities	12,898	43	—	12,941
Auction rate securities	28,715	52	—	28,767

Total available-for-sale securities	$218,537	$98	$—	$218,635

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market	$208,040	$—	$—	$208,040
Auction rate securities	26,497	1,515	—	28,012

Total available-for-sale securities	$234,537	$1,515	$—	$236,052

Weighted average interest rates, amortized costs, and estimated fair values of short-term available-for-sale securities and cash equivalents by contractual maturity as of the end of fiscal 2009 and 2010 were as follows (in thousands):

	2009			2010
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value

Less than one year	0.6%	$189,822	$189,868	0.2%	$208,040	$208,040
Due in 1 - 2 years		—	—		—	—

Total		$189,822	$189,868		$208,040	$208,040

Fair Values of Cash Equivalents and Investments
We measure financial assets at fair value. We use the U.S. GAAP framework for measuring fair value on either a recurring or nonrecurring basis in which inputs, used in valuation techniques, are assigned a hierarchical level as follows:
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

•
Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions must be consistent with market participant assumptions that are reasonably available. Our Level 3 assets consist of non-current auction rate securities (“ARS”) investments. We estimated the fair value of our ARS investments based on the following: (i) the underlying structure of each investment; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each investment. See Note 4 — Auction Rate Securities.

Financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2009 and 2010 were as follows (in thousands):

	2009			2010
	Level 1	Level 2	Level 3	Level 1	Level 3

Money market	$166,334	$—	$—	$208,040	$—
Commercial paper	—	2,598	—	—	—
U.S. Treasury bills	—	7,995	—	—	—
Municipal securities	—	12,941	—	—	—
Auction rate securities	—	—	28,767	—	28,012

Total available-for-sale securities	$166,334	$23,534	$28,767	$208,040	$28,012

Money market balances are included in cash and cash equivalents as of the end of fiscal 2010. Commercial paper, U.S. Treasury bills, and municipal securities are included in cash and cash equivalents and short-term investments as of the end of fiscal 2009. ARS investments are included in non-current investments as of the end of fiscal 2009 and 2010. There were no Level 2 financial assets as of the end of fiscal 2010.
Changes in fair value of our Level 3 financial assets from the end of fiscal 2008 to the end of fiscal 2010 were as follows (in thousands):

Balance as of June 2008	$37,946
Net change in other comprehensive income from Level 3 financial assets	4,964
Other than temporary impairment, net	(9,243)
Redemptions	(4,900)
Balance as of June 2009	28,767
Net change in other comprehensive income from Level 3 financial assets	1,463
Other than temporary impairment, net	(443)
Redemptions	(1,775)

Balance as of June 2010	$28,012

There were no transfers in or out of our Level 1, 2 or 3 assets during fiscal 2009 or 2010.

The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. We base the fair value of short-term investments on current trading values and the fair value of our ARS investments on a discounted cash flow model. We base the fair value of our notes payable on trading values as of the end of our fiscal year.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. Included within our investment portfolio are investments in ARS investments, which met our investment guidelines at the time of our investment. Our ARS investments are currently not liquid as a result of continued auction failures. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of our principal invested or may be required to further reduce the carrying value. We do not intend to sell our ARS investments for less than par value.
We sell our products primarily to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses on our accounts receivable have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided.
The following customers accounted for more than 10% of our accounts receivable balance as the end of fiscal 2009 and 2010:

	2009	2010

Customer A	11%	15%
Customer B	*	15%
Customer C	20%	*
Customer D	11%	*
Customer E	10%	*

*	Less than 10%
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

Changes in our allowances for doubtful accounts for fiscal 2009 and 2010 were as follows (in thousands):

	2009	2010
Beginning allowance for doubtful accounts	$539	$513
Additions charged to expense	4	7
Adjustments to reserve	(30)	(20)

Ending allowance for doubtful accounts	$513	$500

Cost of Revenue
Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent wafer foundries, and the related assembly, package, and test costs of our die and packaged ASICs. Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance and manufacturing support; logistics costs; depreciation of equipment supporting manufacturing; license amortization; provisions for excess and obsolete inventories; and warranty costs.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2009 and 2010 and consisted of the following (in thousands):

	2009	2010
Raw materials	$9,217	$12,251
Finished goods	5,733	6,416

	$14,950	$18,667

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
Property and Equipment
We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful lives of three to seven years to our computer equipment and software; estimated useful lives ranging from one to five years to our manufacturing equipment; an estimated useful life of three to five years to our furniture and fixtures; and an estimated useful life of 35 years to our building. We amortize leasehold improvements over the shorter of the lease term or the useful life of the asset. For fiscal 2009 and 2010, we retired fully depreciated equipment and furniture with an original cost of $6.8 million and zero, respectively.
Foreign Currency Translation
The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of translation. All of our revenue and all but 6% of our consolidated costs are denominated in U.S. dollars. We translate certain expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation losses included in operating results for fiscal 2008, 2009, and 2010 were not material. To date, we have not undertaken hedging transactions related to foreign currency exposure.

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
Share-Based Compensation Costs
We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, we estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit (“DSU”) awards and up to two years for our employee stock purchase plan.
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
Changes in our warranty liability (included in other accrued liabilities) for fiscal 2009 and 2010 were as follows (in thousands):

	2009	2010
Beginning accrued warranty	$390	$693
Provision for product warranties	1,604	3,986
Cost of warranty claims and settlements	(1,301)	(2,583)

Ending accrued warranty	$693	$2,096

Comprehensive Income
Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments primarily due to reductions in market value of certain of our ARS investments and interest rate fluctuations on our fixed interest rate investments. In addition, we recognize the noncredit portion of other-than-temporary impairment in comprehensive income. The U.S. dollar is the functional currency of our foreign entities. We recognize remeasurement adjustments in our consolidated statement of income.
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
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, results of operations, and cash flows. We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties. However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation. Accordingly, our effective tax rate could fluctuate materially from period to period.
Research and Development
We expense costs to develop our products, which include the costs incurred to design interface solutions for customers prior to the customers incorporating those solutions into their products.
Net Income Per Share
Basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.
Diluted net income per share amounts for each period presented have been computed (1) using the weighted average number of potentially dilutive shares issuable in connection with our share-based compensation plans under the treasury stock method, and (2) using the weighted average number of potentially dilutive shares issuable in connection with our convertible debt under the treasury stock method, when dilutive.
Adoption of New Accounting Pronouncements and Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“ASC”). ASC, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. ASC eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC in our first quarter of fiscal 2010.

Effective the beginning of our fiscal 2010, we adopted the accounting standard on the fair value option for all non-financial assets and non-financial liabilities. The adoption of this accounting standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.
In the third quarter of our fiscal 2010, we adopted the accounting standard on fair value measurements and disclosures with respect to improving disclosures about fair value measurements. The accounting standard requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Effective in our fiscal year 2012, we will have to adopt the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. Other than requiring additional disclosures, the adoption of this new standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.
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
Impairment of Investment
In fiscal 2005, we participated in an equity financing, receiving 3,943,217 shares of Foveon Series E preferred stock for a cash investment of $4.0 million. Our chairman and a former member of our board of directors were directors of Foveon. The Series E preferred shares were convertible into common shares on a one-for-one basis at any time at our option, upon a firm underwritten public offering of Foveon common stock of not less than $20 million at a price per share of not less than three times the original issue price, or upon the written agreement of the holders of at least 60% of the outstanding preferred shares voting as a single class. The Series E preferred shares were also entitled to a liquidation preference up to two times the original issue price over the earlier non-Series E preferred shares and common shares. We were not obligated to provide additional funding to Foveon. We accounted for our Series E preferred stock investment in Foveon under the cost method in accordance with the accounting standards because the investment is not “in-substance common stock.”
In fiscal 2007, Foveon completed a Series F preferred financing receiving net proceeds of $13.8 million. The Series F preferred shareholders are entitled to a liquidation preference over the earlier non-Series F preferred shares and common shares.
In September 2007, we determined there was an other-than-temporary impairment of the carrying value of our investment in Foveon, due to liquidity visibility and liquidation preferences for the most recent preferred equity round. Consequently, we recognized a $4.0 million other-than-temporary impairment charge included in impairment of investments, net on the accompanying consolidated statements of income. In November 2008, Foveon was sold to an unrelated party, and we received no proceeds.

3. Net Income Per Share
The computation of basic and diluted net income per share for fiscal 2008, 2009 and 2010 was as follows (in thousands, except per share amounts):

	2008	2009	2010
Numerator:
Net income	$26,363	$48,079	$52,965

Denominator:
Shares, basic	37,667	33,981	33,836
Effect of dilutive share-based awards	1,698	1,596	1,587

Shares, diluted	39,365	35,577	35,423

Net income per share:
Basic	$0.70	$1.41	$1.57

Diluted	$0.67	$1.35	$1.50

Diluted net income per share does not include the effect of share-based awards for fiscal 2008, 2009, and 2010 as follows (in thousands):

	2008	2009	2010
Share-based awards	1,508	2,556	3,468

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
Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, DSUs, and convertible notes. Under the treasury stock method, shares associated with our convertible notes are included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period.
4. Auction Rate Securities
Our ARS investments, which are included in non-current investments, have a par value of $40.7 million, and have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2008, 2009, and 2010, $1.3 million, $4.9 million, and $1.8 million, respectively, of our ARS investments were redeemed at par, and we recognized a gain of zero, $160,000, and $6,000, respectively, on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2010 based on a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.4 million maturing from 2015 to 2017, $8.9 million maturing from 2034 to 2045, and $9.7 million maturing thereafter or having no stated maturity. Of our ARS investments, $22.2 million are investment grade; and the remaining $18.5 million par value are below investment grade. In connection with our fair value analysis for fiscal 2008, 2009, and 2010, we recorded a $7.0 million, $9.2, million and $443,000 other-than-temporary impairment charges.
In connection with our adoption of the accounting standard, as of April 1, 2009, we reclassified $2.4 million from retained earnings to accumulated other comprehensive income to reflect the cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment.
The various types of failed ARS investments we held as of the end of fiscal 2010, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,550	$617	$262	$8,671	$251	$8,922
Closed end municipal and corporate funds	10,650	1,112	93	9,445	293	9,738
Credit linked notes	13,500	156	8,765	4,579	2,952	7,531
Preferred stock	5,000	—	5,000	—	—	—
Municipals	2,000	203	83	1,714	107	1,821

Total ARS	$40,700	$2,088	$14,203	$24,409	$3,603	$28,012

The various types of failed ARS investments we held as of the end of fiscal 2009, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

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

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income in the accompanying consolidated balance sheet.
5. Property and Equipment
Property and equipment as of the end of fiscal 2009 and 2010 consisted of the following (in thousands):

	Life	2009	2010

Land	—	$2,500	$2,500
Building and building improvements	35 years	10,821	10,835
Equipment, tooling and leasehold improvements	1 year to 5 years	15,656	22,668
Furniture	3 years to 5 years	357	483
Capitalized software	3 years to 7 years	7,809	9,591

		37,143	46,077
Accumulated depreciation and amortization		(11,712)	(20,256)

Property and equipment, net		$25,431	$25,821

6. Leases, Other Commitments, and Contingencies
Leases
We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2011 to 2014, some of which have renewal options of two to three years. Our leased office facilities are located in China, Finland, Japan, Korea, Switzerland, Taiwan, and the United States. Total rent expense, recognized on a straight-line basis, was approximately $1.0 million, $2.4 million, and $3.4 million for fiscal 2008, 2009, and 2010, respectively.

The aggregate future minimum rental commitments as of the end of fiscal 2010 for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Operating
Lease
Fiscal Year	Payments
2011	$2,892
2012	2,319
2013	1,700
2014	485

Total minimum operating lease payments	$7,396

Contingencies
We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties alleging infringement of their intellectual property rights. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties.
Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations. In October 2008, we entered into a settlement and cross-license agreement with a competitor, which settled all disputes between the parties and granted each party irrevocable, non-transferable, non-assignable, non-exclusive, worldwide rights to certain patents over their remaining lives. The impact of the settlement was not material to our financial results and is not expected to have a material impact on our future results of operations or financial position.
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
Line of Credit
We have an unsecured $40 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2011, has an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during fiscal 2010.
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
During the second quarter of fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs. In December 2009, we repurchased and retired $63.0 million par value of our Notes when investors exercised their rights to require us to repurchase their Notes. Accordingly, as of the end of fiscal 2010, $2.3 million par value of our Notes remained outstanding and have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of their Notes is beyond one year.

Interest expense includes the amortization of debt discount and debt issuance costs. For fiscal 2008, 2009, and 2010, we recorded interest expense of $9.8 million, $7.1 million, and $2.4 million, respectively, on the Notes. As of December 31, 2009, the discount and debt issuance costs were fully amortized, and as of the end of fiscal 2010, the if converted value of the Notes did not exceed the principal amount of the Notes.
During the first quarter of fiscal 2010, we adopted the accounting standard on convertible debt that can be settled in cash. The adoption of this accounting standard, which must be applied on a retrospective basis, results in a non-cash interest charge for all periods presented in our financial statements during which the Notes were outstanding. This standard requires issuers of convertible notes that can be settled in cash to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate. Prior to the application of the standard, the liability of the Notes was carried at their par value, and only the contractual interest and amortization of debt issuance costs were recognized in our condensed consolidated statements of income.
Upon adoption of the new standard, and effective as of the issuance date of the Notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the Notes using a five-year life, which coincides with the initial put rights of the Noteholders. In addition, we allocated the $4.3 million of debt issuance costs pro-rata to the equity and debt components of the Notes, or $1.4 million and $2.9 million, respectively. The debt discount and the debt issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years and were fully amortized as of December 31, 2009.
The liability and equity components of the Notes as of the end of fiscal 2009 and 2010 consisted of the following (in thousands):

	2009	2010
Principal amount of outstanding Notes	$65,303	$2,305
Unamortized discount	2,069	—

Liability component of outstanding Notes, net	$63,234	$2,305

Equity component of outstanding Notes	$20,591	$727
The contractual interest expense and amortization of debt issuance costs and debt discount for the Notes for fiscal 2008, 2009 and 2010 were as follows (in thousands):

	2008	2009	2010

Interest expense	$962	$661	$213
Amortization of debt issuance costs	578	368	118
Amortization of discount	8,222	6,024	2,069

Total interest	$9,762	$7,053	$2,400

Impact of Retrospective Application of New Accounting Standard
The retrospective application of the accounting standard resulted in adjustments to our consolidated balance sheet as of the end of fiscal 2009 as follows (in thousands):

		Accounting
	As	Standard	As
	Reported	Impact	Revised
Other assets	$25,343	$(71)	$25,272
Total assets	376,221	(71)	376,150
Current deferred tax liabilities	9,419	806	10,225
Notes payable	65,303	(2,069)	63,234
Total current liabilities	136,323	(1,263)	135,060
Additional paid in capital	270,962	22,704	293,666
Retained earnings	187,666	(21,512)	166,154
Total stockholders’ equity	221,414	1,192	222,606
Total liabilities and stockholders’ equity	376,221	(71)	376,150
The retrospective application of the accounting standard resulted in adjustments to our consolidated statements of income, and basic and diluted net income per share for fiscal 2008 and 2009 as follows (in thousands, except per share and effective tax rate data):

	2008			2009
		Accounting			Accounting
	As	Standard	As	As	Standard	As
	Reported	Impact	Revised	Reported	Impact	Revised
Interest expense	$(1,822)	$(7,940)	$(9,762)	$(1,238)	$(5,815)	$(7,053)
Gain/(Loss) on early retirement of debt	—	—	—	3,600	(4,653)	(1,053)
Provision for taxes	(17,688)	3,203	(14,485)	(11,486)	4,223	(7,263)
Net income	31,100	(4,737)	26,363	54,324	(6,245)	48,079

Net income per share:
Basic	$0.83	$(0.13)	$0.70	$1.60	$(0.19)	$1.41
Diluted	$0.79	$(0.12)	$0.67	$1.53	$(0.18)	$1.35
The retrospective application of the accounting standard resulted in adjustments to our consolidated statements of cash flows for fiscal 2008 and 2009 as follows (in thousands):

	2008			2009
		Accounting			Accounting
	As	Standard	As	As	Standard	As
	Reported	Impact	Revised	Reported	Impact	Revised
Net income	$31,100	$(4,737)	$26,363	$54,324	$(6,245)	$48,079
Amortization of debt issuance costs	860	(282)	578	577	(209)	368
Deferred income taxes	597	(3,203)	(2,606)	(9,693)	(4,223)	(13,916)
Amortization of debt discount	—	8,222	8,222	—	6,024	6,024
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
Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of the end of fiscal 2010, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.
Shares Reserved for Future Issuance
Shares of common stock reserved for future issuance as of the end of fiscal 2010 were as follows:

Stock options outstanding	7,748,570
Deferred stock units outstanding	821,146
Awards available for grant under all share-based award plans	5,761,516

Reserved for future issuance	14,331,232

Treasury Stock
In April 2010, our board of directors approved an additional $100 million for the stock repurchase program, expiring in April 2012, bringing the cumulative authorization to $420 million. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the end of fiscal 2010, we had $138.1 million remaining under our common stock repurchase program, which expires in April 2012.
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

The impact of this incorrect calculation method to our share-based compensation expense was to defer a portion of the expense recognition until the final vest date, which resulted in an overstatement of net income of $569,000, $1.2 million, $1.1 million, and $165,000 for fiscal 2006, 2007, 2008, and 2009, respectively, and $74,000 for the quarter ended September 2009.
To correct the error, the financial statements for the three-month period ended December 31, 2009 included a cumulative adjustment reducing net income by $3.1 million, or $0.09 per diluted share. The tax benefit associated with the adjustment was $1.4 million and included tax benefit from DSUs and non-qualified stock options, and no tax benefit from stock compensation expense for qualified stock options. We reviewed the financial statement impact of this error and concluded the impact is immaterial to our consolidated financial statements of prior reporting periods and fiscal 2010.
As noted above, we determined the cumulative error from the understatement of share-based compensation expense related to prior periods was $3.1 million after tax. The additional expense reported for fiscal 2010 was $267,000 for cost of revenue, $1.5 million for research and development, and $2.7 million for selling, general, and administrative, partially offset by $1.4 million of additional tax benefit.
Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2010, were as follows:

	Awards
	Available	2000	2001	Employee
	Under All	Nonstatutory	Incentive	Stock
	Share-Based	Stock Option	Compensation	Purchase
	Award Plans	Plan	Plan	Plan
Balance at June 2009	5,987,562	56,376	4,774,056	1,157,130
Additional shares authorized	2,039,027	—	2,039,027	—
Stock options granted	(1,646,825)	—	(1,646,825)	—
Deferred stock units granted	(430,148)	—	(430,148)	—
Purchases under employee stock purchase plan	(301,215)	—	—	(301,215)
Forfeited	113,115	—	113,115	—

Balance at June 2010	5,761,516	56,376	4,849,225	855,915

Our 1996 Stock Option Plan (“1996 Plan”) expired in December 2006. Accordingly, no new grants can be issued under the 1996 Plan. Option awards that are currently outstanding under the 1996 Plan will remain outstanding until exercised, forfeited, or cancelled under the terms of the option grant agreements. Our 2001 Incentive Compensation Plan, as amended, and our 2001 Employee Stock Purchase Plan, as amended, will expire in March 2011 and December 2011, respectively.
Share-based compensation and the related tax benefit recognized in our consolidated statement of income for fiscal 2008, 2009, and 2010 were as follows (in thousands):

	2008	2009	2010
Cost of revenue	$1,102	$1,680	$2,307
Research and development	6,321	8,897	14,330
Selling, general, and administrative	10,080	13,843	18,739

Total	$17,503	$24,420	$35,376

Income tax benefit on share-based compensation	$6,114	$7,972	$9,642

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options was estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based awards. Further, as required under accounting standards, we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and DSU awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
In accordance with the accounting standards, we recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and DSU awards, but under current accounting standards we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after our adoption of the accounting standards, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to our adoption of the accounting standards, the tax benefit is recorded directly to additional paid-in capital.
We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During fiscal 2008, 2009, and 2010, we recognized $0.3 million, $9.4 million, and $7.1 million, respectively, of tax benefit as additional paid-in capital.
Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of the end of fiscal 2010. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.
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

Stock option activity and weighted average exercise prices for stock options granted, exercised, forfeited, and expired for fiscal 2010 and the balance of outstanding and exercisable stock options as of the end of fiscal 2010 were as follows:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance at June 2009	6,770,312	$20.86
Granted	1,646,825	26.66
Exercised	(604,242)	15.67
Forfeited	(64,325)	28.86

Balance at June 2010	7,748,570	22.43

Exercisable at June 2010	4,211,045	$19.17

As of the end of fiscal 2010, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, and the intrinsic value and for options outstanding the weighted average remaining contractual life were as follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term	Price	(in thousands)	Exercisable	Price	(in thousands)
$1.67 - $13.55	807,778	3.07	$8.01	$16,374	807,778	$8.01	$16,374
$14.02 - $15.51	835,120	5.79	14.52	11,491	810,520	14.51	11,161
$15.55 - $19.40	853,137	7.46	17.76	8,975	499,769	17.65	5,313
$19.63 - $20.47	776,971	5.35	20.13	6,332	729,451	20.16	5,923
$21.92 - $24.33	1,147,060	8.48	23.35	5,655	338,998	22.80	1,858
$25.50 - $26.17	1,090,250	8.44	25.71	2,802	209,564	26.17	442
$26.28 - $28.83	874,555	7.96	26.87	1,233	317,868	26.56	547
$31.76 - $34.01	1,151,680	8.34	32.97	—	370,018	33.51	—
$35.99	75,000	8.12	35.99	—	34,374	35.99	—
$39.51	137,019	7.17	39.51	—	92,705	39.51	—

	7,748,570	7.09	22.43	$52,862	4,211,045	19.17	$41,618

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2010, or June 25, 2010, of $28.28 and excludes the impact of options that were not in-the-money.
At the end of fiscal 2010, we estimated fully vested options and options expected to vest to be 7.5 million with an aggregate intrinsic value of $52.2 million, having a weighted average exercise price of $22.28 and a weighted average remaining contractual term of seven years. The weighted average remaining contractual term for the options exercisable is approximately six years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2008, 2009, and 2010 were as follows (in thousands):

	2008	2009	2010
Cash received	$23,550	$13,305	$9,469
Aggregate intrinsic value	$49,272	$17,548	$8,306
The fair value of each award granted from our Plans for fiscal 2008, 2009, and 2010 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2008	2009	2010
Expected volatility	49.5% - 60.4%	56.9% - 65.4%	44.2% - 62.2%
Expected life in years	4.4 - 5.0	4.5 - 4.7	4.7 - 5.1
Risk-free interest rate	2.8% - 4.6%	1.7% - 3.2%	1.9% - 2.7%
Fair value per award	$8.04 - $19.28	$10.06 - $17.32	$12.19 - $13.58
The expected volatility is based on historical and implied volatilities; the expected life is based on historical option exercise trends; and the risk free interest rate is based on U. S. Treasury yields in effect at the time of grant for the expected life of the option.
Unrecognized share-based compensation costs for stock options granted under the Plans were approximately $37.7 million as of the end of fiscal 2010 to be recognized over a weighted average period of approximately 2.5 years.
Deferred Stock Units
Our 2001 Incentive Compensation Plan, as amended (“2001 Plan”) provides for the grant of DSU awards to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSUs in January 2006.
DSUs granted under the 2001 Plan generally vest 25% one year from the vesting commencement date and at a rate of approximately 6% each quarter thereafter until fully vested four years from the vesting commencement date. Delivery of shares under the plan takes place on the quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net number of shares. Until delivery of shares, the grantee has no rights as a stockholder.
An election to defer delivery of the underlying shares for unvested DSUs can be made by the grantee provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.
DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2010, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2010 were as follows:

	Deferred	Aggregate	Weighted
	Stock Unit	Intrinsic	Average
	Awards	Value	Grant Date
	Outstanding	(in thousands)	Fair Value
Balance at June 30, 2009	738,258		$26.78
Granted	430,148		26.64
Delivered	(298,470)		25.92
Forfeited	(48,790)		28.03

Balance at June 30, 2010	821,146	$23,222	26.92

Of the shares delivered, 91,104 shares valued at $2.4 million were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2010, or June 25, 2010, of $28.28.

Unrecognized share-based compensation costs for DSUs granted under the 2001 Plan were approximately $17.8 million as of the end of fiscal 2010, which will be recognized over a weighted average period of approximately 2.6 years. The aggregate market value of DSUs delivered in fiscal 2008, 2009, and 2010 was $2.7 million, $6.1 million, and $7.7 million, respectively.
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
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases fiscal 2008, 2009, and 2010 were as follows (in thousands, except for shares purchased and weighted average purchase price):

	2008	2009	2010
Shares purchased	58,392	185,604	301,215
Weighted average purchase price	$20.81	$16.84	$15.15
Cash received	$1,214	$3,122	$4,562
Aggregate intrinsic value	$387	$592	$5,901
In accordance with accounting standards related to the accounting for employee stock purchase plans with a look-back option, the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our ESPP, the offering period that commenced on July 1, 2007 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 275 employees. The modification resulted in incremental compensation costs, which are not material and which will be recognized on a straight-line basis over the two-year period ending December 31, 2010.
The fair value of each award granted under our ESPP for fiscal 2008, 2009, and 2010 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2008	2009	2010
Expected volatility	37.1% - 58.7%	53.3% - 73.0%	56.6% - 63.2%
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.0% - 5.0%	0.3% - 2.4%	0.2% - 1.1%
Fair value per award	$6.51 - $9.97	$6.01 - $10.44	$10.05 - $18.81
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
Unrecognized share-based compensation costs for awards granted under our ESPP at the end of fiscal 2010 were approximately $1.5 million to be amortized over the next six months.
10. Employee Benefit Plans
401(k) Plan
We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 30% of their net compensation or the annual limit of $16,500. The annual limit for employees who are 50 years or older is $22,000. In fiscal 2010, we provided matching funds of 25% of the employee’s contribution up to a maximum of $4,125 per employee. We made matching contributions of $603,000, $783,000, and $943,000 in fiscal 2008, 2009, and 2010, respectively.

11. Income Taxes
Income (loss) before provision for income taxes for fiscal 2008, 2009, and 2010 consisted of the following (in thousands):

	2008	2009	2010
U.S.	$7,696	$(13,469)	$(16,077)
Foreign	33,152	68,811	76,334

Income before provision for income taxes	$40,848	$55,342	$60,257

The provision for income taxes for fiscal 2008, 2009, and 2010 consisted of the following (in thousands):

	2008	2009	2010
Current tax expense
Federal	$11,094	$13,170	$4,101
State	568	1,200	453
Foreign	5,429	6,809	9,272

	17,091	21,179	13,826

Deferred tax expense
Federal	(1,294)	(11,927)	(9,058)
State	(1,312)	(1,980)	2,619
Foreign	—	(9)	(95)

	(2,606)	(13,916)	(6,534)

Provision for income taxes	$14,485	$7,263	$7,292

The provision for income taxes differs from the federal statutory rate for fiscal 2008, 2009, and 2010 as follows (in thousands):

	2008	2009	2010
Provision at U.S. federal statutory rate	$14,297	$19,370	$21,088
State income taxes	1,150	550	2,650
Qualified stock options	875	1,700	2,474
Business credits	(1,935)	(2,749)	(846)
Foreign tax differential	(1,907)	(13,957)	(16,994)
Tax exempt interest	(1,307)	(479)	(106)
Change in valuation allowance	4,362	3,237	155
Tax benefit from NOL carryback	—	—	(1,804)
Other differences	(1,050)	(409)	675

Provision for income taxes	$14,485	$7,263	$7,292

We recorded tax benefit of $1.8 million from the carryback of a prior year net operating loss, which represents a revision of tax benefits generated in fiscal 2008 and 2009 of $960,000 and $855,000, respectively. We determined that the impact of the adjustment was not material to our consolidated financial statements for fiscal 2008, 2009, or 2010.

Net deferred tax assets (liabilities) as of the end of fiscal 2009 and 2010 consisted of the following (in thousands):

	2009	2010
Current deferred tax assets	$138	$1,387
Current deferred tax liabilities	(10,225)	$—
Non-current deferred tax assets	17,544	12,604

Net deferred tax assets	$7,457	$13,991

Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.
Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2009 and 2010 consisted of the following (in thousands):

	2009	2010
Deferred tax assets:

Investment writedowns	$7,146	$7,375
Capital Loss carryforward	2,708	2,094
Inventory writedowns	154	246
Depreciation and amortization	731	1,433
Accrued compensation	751	980
Share-based compensation	8,214	14,146
Business credit carryforward	7,545	9,990
Other accruals	469	451

	27,718	36,715
Valuation allowance	(9,854)	(14,058)

	17,864	22,657

Deferred tax liabilities:
Interest deduction	(10,407)	(8,666)

	(10,407)	(8,666)

Net deferred tax assets	$7,457	$13,991

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2010, a valuation allowance of $14.1 million had been established to reduce deferred tax assets to levels that we believe are more than likely than not to be realized through future taxable income. In the first quarter of fiscal 2010, we established a valuation allowance of $2.6 million against certain state deferred tax assets since we determined these assets were no longer realizable on a more likely than not basis.
Undistributed operating earnings of our foreign subsidiaries were approximately $220 million as of the end of fiscal 2010 and are considered to be indefinitely reinvested overseas, and no U.S. income taxes have been provided for on these earnings. The potential deferred tax liability associated with undistributed operating earnings of our foreign subsidiaries was approximately $56 million.
As of the end of fiscal 2010, we had state net operating loss carryforwards of approximately $34 million. The state net operating loss carryforwards were attributable to share-based award deductions. The benefit of these net operating losses will be recorded directly to additional-paid-in capital when realized. In addition, we had $5.1 million and $4.9 million of federal and state tax credit carryforwards, respectively. The federal tax credit carryforward begins to expire in 2027 and the state tax credit can be carried forward indefinitely. We also had $1.7 million of federal alternative minimum tax credit carryforward available to offset future Federal tax liabilities with no expiration.

Under the current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership. The state net operating loss will begin to expire in fiscal 2017, if not utilized. The federal and state capital losses begin to expire in fiscal 2013.
The total liability for gross unrecognized tax benefits included in other liabilities in our consolidated balance sheet as of the end of fiscal 2009 was $18.0 million. The liability for gross unrecognized tax benefits increased approximately $1.0 million during fiscal 2010 to $19.0 million. All of this amount would affect the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits consisted of the following (in millions):

Balance as of June 2009	$18.0
Increase in unrecognized tax benefits related to prior year tax positions	0.3
Increase in unrecognized tax benefits related to current year tax positions	2.1
Decrease due to statue expiration	(1.4)

Balance as of June 2010	$19.0

The total interest and penalties accrued related to unrecognized tax benefits as of the end of fiscal 2009 was $1.0 million. The liability for gross interest expense and penalties were increased by $0.2 million to $1.2 million as of the end of fiscal 2010. Our policy to classify interest and penalties, if any, as components of income tax expense did not change.
It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months and an estimate of the range of possible changes cannot be made at this time due to the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue or deaccrue for in fiscal 2011 cannot be reasonably estimated at this time.
Our major tax jurisdictions are the United States, California, and Hong Kong SAR and fiscal 2003 onward remain subject to examination by these jurisdictions.
12. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 76%, 57%, and 59% of our net revenue for fiscal 2008, 2009, and 2010, respectively.
Net revenue within geographic areas based on our customers’ locations for fiscal 2008, 2009, and 2010 consisted of the following (in thousands):

	2008	2009	2010
China	$235,749	$307,813	$389,499
Taiwan	55,575	46,899	56,096
Korea	38,917	70,661	32,496
Japan	18,342	35,811	35,838
United States	996	3,531	430
Other	11,478	8,587	531

	$361,057	$473,302	$514,890

Long-lived assets within geographic areas as of the end of fiscal 2009 and 2010 consisted of the following (in thousands):

	2009	2010
United States	$20,625	$19,887
Asia/Pacific	4,806	5,934

	$25,431	$25,821

Our goodwill of $1.9 million represents a corporate asset arising primarily from an acquisition of an Asian subsidiary in a prior year.
Major customers as a percentage of net revenue for fiscal 2008, 2009, and 2010 were as follows:

	2008	2009	2010
Customer A	*	14%	*
Customer B	*	11%	*
Customer C	10%	*	11%
Customer D	*	*	10%

*	Less than 10%
13. Subsequent Events
We have evaluated all events or transactions that occurred subsequent to fiscal 2010 through the date of filing this report and determined there were no material recognizable subsequent events.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)
3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
3.2		Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)
3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)
4		Form of Common Stock Certificate (5)
4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4	(c)	Amendment No. 1 to Rights Agreement (6)
4.6		Form of Indenture (14)
10.3	(a)	1996 Stock Option Plan (7)
10.3	(b)	Form of grant agreements for 1996 Stock Option Plan (5)
10.5		2000 Nonstatutory Stock Option Plan and form of grant agreement (7)
10.6	(a)	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (8)
10.6	(b)	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (9)
10.6	(c)	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (10)
10.7	(a)	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (8)
10.8		401(k) Profit Sharing Plan (7)
10.14		Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (7)
10.15		Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (7)
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

10.18		Severance Policy for Principal Executive Officers (11)
10.20		Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (11)
10.22		Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (12) *
10.23		Change of Control Severance Agreement entered into by Thomas Tiernan as of April 3, 2006 (13)
21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2002, as filed with the SEC on September 12, 2002.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.

(7)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC August 17, 2001 and declared effective January 28, 2002.

(8)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(10)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(11)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2003, as filed with the SEC on September 12, 2003.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

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