Form 10-Q
period 2010-09-25
SYNAPTICS INC
filed 2010-11-02
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at October 29, 2010: 34,112,685

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Page

Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— September 30, 2010 and June 30, 2010	3

Condensed Consolidated Statements of Income— Three Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows— Three Months Ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	27

Signatures	28

Exhibit 10.24(a)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$230,620	$209,858
Accounts receivable, net of allowances of $616 and $500 at September 30, 2010 and June 30, 2010, respectively	115,960	101,509
Inventories	15,114	18,667
Prepaid expenses and other current assets	4,686	4,471

Total current assets	366,380	334,505
Property and equipment at cost, net of accumulated depreciation of $22,793 and $20,256 at September 30, 2010 and June 30, 2010, respectively	27,110	25,821
Goodwill	1,927	1,927
Non-current investments	28,359	28,012
Other assets	26,013	24,414

	$449,789	$414,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,035	$65,618
Accrued compensation	10,163	11,330
Income taxes payable	13,104	10,061
Other accrued liabilities	20,574	18,962

Total current liabilities	107,876	105,971

Notes payable	2,305	2,305
Other liabilities	20,708	19,892

Stockholders’ equity:
Common stock:
$0.001 par value; 60,000,000 shares authorized; 45,414,898 and 44,891,834 shares issued, and 34,543,585 and 34,020,521 shares outstanding, at September 30, 2010 and June 30, 2010, respectively	45	45
Additional paid-in capital	360,917	347,764
Treasury stock: 10,871,313 common treasury shares at September 30, 2010 and June 30, 2010, at cost	(281,932)	(281,932)
Accumulated other comprehensive income	2,052	1,515
Retained earnings	237,818	219,119

Total stockholders’ equity	318,900	286,511

	$449,789	$414,679

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009

Net revenue	$153,185	$119,592
Cost of revenue	90,357	71,270

Gross margin	62,828	48,322

Operating expenses:
Research and development	24,920	19,975
Selling, general, and administrative	15,548	13,764

Total operating expenses	40,468	33,739

Operating income	22,360	14,583
Interest income	211	331
Interest expense	(4)	(1,423)
Impairment (loss)/recovery on investments, net	10	(443)

Income before provision for income taxes	22,577	13,048
Provision for income taxes	3,878	3,244

Net income	$18,699	$9,804

Net income per share:
Basic	$0.54	$0.29

Diluted	$0.52	$0.27

Shares used in computing net income per share:
Basic	34,402	34,341

Diluted	35,900	35,968

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$18,699	$9,804
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	7,906	7,048
Deferred taxes	(928)	782
Depreciation of property and equipment	2,537	2,088
Amortization of debt issuance costs	—	70
Impairment/(recovery) of investments, net	(10)	443
Amortization of debt discount	—	1,231
Changes in operating assets and liabilities:
Accounts receivable, net	(14,451)	(6,323)
Inventories	3,553	(728)
Prepaid expenses and other current assets	(215)	(583)
Other assets	(671)	(1,063)
Accounts payable	(1,583)	16,199
Accrued compensation	(1,167)	(71)
Income taxes	3,822	704
Other accrued liabilities	1,649	318

Net cash provided by operating activities	19,141	29,919

Cash flows from investing activities
Purchases of short-term investments	—	(3,989)
Proceeds from sales and maturities of short-term investments	—	9,296
Proceeds from sales and maturities of non-current investments	200	700
Purchases of property and equipment	(3,826)	(2,086)

Net cash (used in) provided by investing activities	(3,626)	3,921

Cash flows from financing activities
Purchases of treasury stock	—	(25,471)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	6,143	3,255
Payroll taxes for deferred stock units	(896)	(620)

Net cash provided by (used in) financing activities	5,247	(22,836)

Net increase in cash and cash equivalents	20,762	11,004
Cash and cash equivalents at beginning of period	209,858	169,036

Cash and cash equivalents at end of period	$230,620	$180,040

Supplemental disclosures of cash flow information

Cash paid for income taxes	$1,010	$1,765

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2010.
The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2011 will be a 52-week period ending on June 25, 2011. Our fiscal 2010 was a 52-week period ending on June 26, 2010. The fiscal periods presented in this report were 13-week periods for the three months ended September 25, 2010 and September 26, 2009. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on September 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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

3. Net Income Per Share
The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2010	2009
Numerator:
Net income	$18,699	$9,804

Denominator:
Shares, basic	34,402	34,341
Effect of dilutive share-based awards	1,498	1,627

Shares, diluted	35,900	35,968

Net income per share:
Basic	$0.54	$0.29

Diluted	$0.52	$0.27

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our share-based awards and Convertible Senior Subordinated Notes, or Notes. No shares associated with our Notes were included in dilutive shares for the periods presented as the weighted average share price during each period was less than the conversion price of $33.69.
Dilutive net income per share amounts do not include the weighted average effect of 3,756,296 and 2,899,824 share-based awards that were outstanding during the three months ended September 30, 2010 and 2009, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
4. Cash Equivalents and Auction Rate Securities Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Our non-current investments include auction rate securities, or ARS, which are reported at fair value, with unrealized gains and losses excluded from earnings and are shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge any other-than-temporary declines in the fair value of a debt security to earnings (within impairment (loss)/recovery on investments, net) if the decline results from a credit loss or to other comprehensive income if the decline results from a noncredit loss. We charge any other-than-temporary declines in the fair value of equity securities to earnings (within impairment (loss)/recovery on investments, net). Other-than-temporary declines result in the establishment of a new cost basis for the security. We include interest earned on investments in interest income.
Our ARS investments, which have a par value of $40.5 million, have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended September 30, 2010, we recognized a gain of $10,000 on the redemption at par of $200,000 of our ARS investments, which is included in impairment (loss)/recovery on investments, net. During the three months ended September 30, 2009, $700,000 of our ARS investments were redeemed at par, and we recognized a gain of $6,000 on the redemption of these investments, which is included in impairment (loss)/recovery on investments, net.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of September 30, 2010 using a trinomial discounted cash flow analysis. The analysis considered, among other factors:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.5 million maturing from 2015 to 2017, $8.9 million maturing from 2034 to 2045, and $10.0 million having no stated maturity. Of our ARS investments, $27.0 million par value are investment grade, and the remaining $13.5 million par value are below investment grade. For the three-month period ended September 30, 2010, we recorded a realized gain of $10,000 on the redemption of ARS investments. In connection with our fair value analysis for the three-month period ended September 30, 2009, we recognized a $443,000 other-than-temporary impairment charge on our ARS investments in preferred stock.
The various types of ARS investments we held as of September 30, 2010, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,350	$(606)	$(252)	$8,492	$366	$8,858
Closed end municipal and corporate funds	10,650	(1,112)	(93)	9,445	540	9,985
Credit linked notes	13,500	(156)	(8,765)	4,579	3,070	7,649
Preferred stock	5,000	—	(5,000)	—	—	—
Municipals	2,000	(203)	(83)	1,714	153	1,867

Total ARS	$40,500	$(2,077)	$(14,193)	$24,230	$4,129	$28,359

The various types of ARS investments we held as of June 30, 2010, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,550	$(617)	$(262)	$8,671	$251	$8,922
Closed end municipal and corporate funds	10,650	(1,112)	(93)	9,445	293	9,738
Credit linked notes	13,500	(156)	(8,765)	4,579	2,952	7,531
Preferred stock	5,000	—	(5,000)	—	—	—
Municipals	2,000	(203)	(83)	1,714	107	1,821

Total ARS	$40,700	$(2,088)	$(14,203)	$24,409	$3,603	$28,012

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.
5. Fair Value of Cash Equivalents and Investments
Certain financial assets and liabilities have been recognized or disclosed at fair value on a recurring basis. For other financial assets and liabilities, we elected not to apply the fair value option.
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

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	September 30,		June 30,
	2010		2010
	Level 1	Level 3	Level 1	Level 3

Money market	$228,217	$—	$208,040	$—
Auction rate securities	—	28,359	—	28,012

Total available-for-sale securities	$228,217	$28,359	$208,040	$28,012

Money market balances are included in cash and cash equivalents as of September 30, 2010 and June 30, 2010. ARS are included in non-current investments as of September 30, 2010 and June 30, 2010.
Changes in fair value of our Level 3 financial assets as of September 30, 2010 were as follows (in thousands):

Balance as of June 30, 2010	$28,012
Net change in other comprehensive income from Level 3 financial assets	537
Realized gain on redeemed securities	10
Redemptions	(200)

Balance as of September 30, 2010	$28,359

There were no transfers in or out of our Level 1 or 3 assets during the three months ended September 30, 2010.
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
6. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2010	2010
Raw materials	$8,993	$12,251
Finished goods	6,121	6,416

	$15,114	$18,667

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
8. Convertible Senior Subordinated Notes
In December 2004, we issued an aggregate of $125 million of Notes maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which were amortized over five years. We used the net proceeds for working capital and general corporate purposes.
In fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount from par of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs. In fiscal 2010, we repurchased and retired $63.0 million par value of our Notes when investors exercised their rights to require us to repurchase their Notes. Accordingly, as of September 30, 2010, $2.3 million par value of our Notes remained outstanding and have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of their Notes is beyond one year.
Interest expense includes the amortization of debt discount and debt issuance costs. We recorded $4,000 and $1.4 million of interest expense on the Notes during the three-month periods ended September 30, 2010 and 2009, respectively. As of December 31, 2009, the amortization of the discount and debt issuance costs was complete, and the if-converted value of the Notes did not exceed the principal amount of the Notes.
9. Share-Based Compensation
The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 1996 Stock Option Plan, our 2000 Nonstatutory Stock Option Plan, our 2001 Incentive Compensation Plan, as amended, and our 2001 Employee Stock Purchase Plan, as amended.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for the three-month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Cost of revenue	$308	$448
Research and development	3,427	2,798
Selling, general, and administrative	4,171	3,802

Total	$7,906	$7,048

Tax benefit recorded on share-based compensation	$2,363	$2,201

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options and estimated forfeitures for share-based awards that are not expected to vest were estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
We recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and deferred stock units, but we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options (qualified stock options) and employee stock purchase plan shares. For qualified stock options that vested after we began expensing share-based compensation, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to when we began expensing share-based compensation, we record the tax benefit directly to additional paid-in capital.
We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During the three-month periods ended September 30, 2010 and 2009, we did not recognize any tax benefit as additional paid-in capital.
Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of September 30, 2010. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, 2000 Nonstatutory Stock Option Plan, and 2001 Incentive Compensation Plan, as amended (the “Plans”). Under the Plans, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.

Stock option activity and weighted average exercise prices for the three months ended September 30, 2010, and for options outstanding and options exercisable, the weighted average exercise prices, and the aggregate intrinsic value as of September 30, 2010 were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2010	7,748,570	$22.43
Granted	457,295	31.73
Exercised	(267,391)	12.68
Forfeited	(96,905)	29.00

Balance at September 30, 2010	7,841,569	23.22	$45,424

Exercisable at September 30, 2010	4,440,167	$20.18	$37,445

The aggregate intrinsic value is based on the closing price of our common stock on September 24, 2010 and excludes stock options with exercise prices above the closing price of $27.74. Options issued under the Plans generally vest over four years from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled.
Deferred Stock Units
Our 2001 Incentive Compensation Plan, as amended (“2001 Plan”), enables us to grant deferred stock units, or DSUs, to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement.
DSU activity, including DSUs granted, delivered, and forfeited, during the three months ended September 30, 2010, and the balance and aggregate intrinsic value of DSUs as of September 30, 2010 were as follows:

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2010	821,146
Granted	145,668
Delivered	(109,083)
Forfeited	(36,768)

Balance at September 30, 2010	820,963	$22,774

The aggregate intrinsic value is based on the closing price of our common stock on September 24, 2010 of $27.74.
DSUs granted under the 2001 Plan generally vest over four years from the vesting commencement date. Delivery of shares under the plan takes place on the quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net number of shares. Until delivery of shares, the grantee has no rights as a stockholder.
Of the shares delivered, 28,227 shares valued at $896,000 were withheld to meet statutory minimum tax withholding requirements.
Employee Stock Purchase Plan
Our 2001 Employee Stock Purchase Plan, as amended (“ESPP”), became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. The ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value, or FMV, at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the three-month period ended September 30, 2010 were as follows (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	174,817
Weighted average purchase price	$15.75
Cash received	$2,753
Aggregate intrinsic value	$2,054
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
10. Income Taxes
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal or state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $3.9 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2010 was 17.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and state research credits, partially offset by net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the three months ended September 30, 2009 was 24.9% and diverged from the combined federal and state statutory rate primarily as a result of foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, and the impact of tax-exempt interest income, partially offset by net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
Unrecognized Tax Benefits
The total liability for gross unrecognized tax benefits increased $924,000 during the quarter ended September 30, 2010 to $19.9 million from $19.0 million at June 30, 2010. The liability for gross unrecognized tax benefit, if recognized, would reduce the effective tax rate on income from continuing operations. The increase consisted of an addition of $924,000 for a current year tax position. The total interest and penalties accrued related to unrecognized tax benefits as of the end of fiscal 2010 was $1.2 million. The liability for gross interest expense and penalties increased by $153,000 to $1.4 million for the quarter ended September 30, 2010. We classify interest and penalties, if any, as components of income tax expense.
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
It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months. An estimate of the range of possible changes cannot be made at this time because of the high uncertainty of the resolution of our tax positions with the various tax jurisdictions in which we operate. Accordingly, the unrecognized tax benefits from prior year tax positions that may be necessary to accrue or reverse for the next twelve months cannot be reasonably estimated at this time.
Our major tax jurisdictions are the United States, California, and Hong Kong SAR and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

The federal research tax credit expired December 31, 2009. In the past, the federal research credit has expired and has been retroactively reinstated. It is not clear if the research credit will be retroactively reinstated or reinstated at all. If the research credit is not reinstated, our tax rate in future periods will continue to be negatively impacted.
California Proposition 24 proposes to repeal certain tax laws scheduled to take effect in 2011. This proposition will be voted on by California residents on November 2, 2010. If passed, our effective tax rate for the quarter ending December 31, 2010 would benefit from a material one-time net credit, primarily to remove valuation allowances associated with certain California deferred tax assets.
11. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and digital lifestyle product markets. The PC market accounted for 51% and 62% of net revenue for the three months ended September 30, 2010 and 2009, respectively.
Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
China	$101,147	$95,733
Taiwan	25,139	6,011
Japan	17,221	8,061
Korea	5,429	9,632
Other	4,249	155

	$153,185	$119,592

Major customers as a percentage of net revenue for the periods presented were as follows:

	Three Months Ended
	September 30,
	2010	2009
Customer A	*	12%
Customer B	*	11%

*	Less than 10%
We sell our products primarily to contract manufacturers that provide manufacturing services to Original Equipment Manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of accounts receivable for the periods presented were as follows:

	As of	As of
	September 30,	June 30,
	2010	2010
Customer A	11%	15%
Customer B	*	12%

*	Less than 10%

12. Comprehensive Income
Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments primarily due to changes in market value of certain of our ARS investments and interest rate fluctuations on our fixed interest rate investments. In addition, we recognize the noncredit portion of other-than-temporary impairment in comprehensive income. We recognize remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.
Our comprehensive income for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Net income	$18,699	$9,804
Net unrealized gain on available-for-sale investments, net of tax	537	1,183

Total comprehensive income	$19,236	$10,987

We recorded an unrealized gain of $537,000 and $1.2 million for the three months ended September 30, 2010, and 2009, respectively, primarily related to the temporary recovery in fair value of certain ARS investments.
13. Subsequent Events
We have evaluated all events or transactions that occurred after September 30, 2010 through the date of filing this report and determined there were no material recognizable subsequent events.
At our annual meeting of stockholders held on October 19, 2010, our stockholders approved an amendment to our Certificate of Incorporation to increase the total number of our authorized shares of common stock from 60,000,000 to 120,000,000. In addition, our stockholders also approved both our 2010 Incentive Compensation Plan to replace our expiring 2001 Incentive Compensation Plan and our 2010 Employee Stock Purchase Plan to replace our expiring 2001 Employee Stock Purchase Plan.
Subsequent to quarter end, Thomas J. Tiernan resigned as President, Chief Executive Officer, and a director of our company. Mr. Tiernan also withdrew as a nominee for election to our Board of Directors. In accordance with Mr. Tiernan’s Separation Agreement and Release we will accrue approximately $1.0 million for salary continuation, bonus and benefits and $1.4 million for share based compensation costs in our quarter ending December 31, 2010. Following Mr. Tiernan’s resignation, Russell J. Knittel, a long-time executive of our company, was elected Interim President and Chief Executive Officer. The Board of Directors has launched an immediate search for a successor President and Chief Executive Officer.
Subsequent to quarter end, as of November 1, 2010, we purchased 732,940 shares of our common stock under our common stock purchase program, at an average cost of $26.98.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010.
In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the PC and digital lifestyle product markets; competition factors in the PC and digital lifestyle product markets; revenue from the PC and digital lifestyle product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; and our ability to provide local sales, operational, and engineering support to customers. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2010, including particularly Item 1A — Risk Factors.
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
The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue.
Investments
We record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income and we assess whether our investments with loss positions are other-than-temporarily impaired. We follow the hierarchal approach to determine fair value of our investments.
The accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of ARS investments, the probability of a successful auction in a future period. We follow the guidance provided to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and to determine circumstances that may indicate that a transaction is not orderly.
Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; and changes in expected cash flows. We do not intend to sell the investments and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses, which depending on the type of investment, may be charged to other comprehensive income or earnings.

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
Share-Based Compensation Costs
We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and DSUs and up to two years for our ESPP.
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and ESPP awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
We recognize tax benefit upon expensing nonqualified stock options and DSUs issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of new accounting standards, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to our adoption of new accounting standards, we record the tax benefit directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change

PC applications	$78,853	$74,565	$4,288	5.8%
Digital lifestyle product applications	74,332	45,027	29,305	65.1%

Net revenue	153,185	119,592	33,593	28.1%

Gross margin	62,828	48,322	14,506	30.0%

Operating expenses:
Research and development	24,920	19,975	4,945	24.8%
Selling, general, and administrative	15,548	13,764	1,784	13.0%

Income from operations	22,360	14,583	7,777	53.3%

Interest income	211	331	(120)	(36.3%)
Interest expense	(4)	(1,423)	1,419	(99.7%)
Impairment (loss)/recovery of investment, net	10	(443)	453	(102.3%)

Income before provision for income taxes	22,577	13,048	9,529	73.0%
Provision for income taxes	3,878	3,244	634	19.5%

Net income	$18,699	$9,804	$8,895	90.7%

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage
	Three Months Ended		Point
	September 30,		Increase
	2010	2009	(Decrease)

PC applications	51.5%	62.3%	(10.8%)
Digital lifestyle product applications	48.5%	37.7%	10.8%

Net revenue	100.0%	100.0%

Gross margin	41.0%	40.4%	0.6%

Operating expenses:
Research and development	16.3%	16.7%	(0.4%)
Selling, general, and administrative	10.1%	11.5%	(1.4%)

Income from operations	14.6%	12.2%	2.4%

Income before provision for income taxes	14.7%	10.9%	3.8%

Provision for income taxes	2.5%	2.7%	(0.2%)

Net income	12.2%	8.2%	4.0%

Net Revenue.
Net revenue was $153.2 million for the quarter ended September 30, 2010 compared with $119.6 million for the quarter ended September 30, 2009, an increase of $33.6 million, or 28.1%. Of our first quarter fiscal 2011 net revenue, $78.9 million, or 51.5%, was from PC products and $74.3 million, or 48.5%, was from digital lifestyle products, including $72.4 million from mobile smartphones. The increase in net revenue for the quarter ended September 30, 2010 was attributable to a $29.3 million, or a 65.1%, increase in net revenue from digital lifestyle product applications and a $4.3 million, or 5.8%, increase in net revenue from PC applications. The overall increase in net revenue was primarily attributable to a 24% increase in unit shipments reflecting higher market penetration of our products in the PC and digital lifestyle markets, as well as a slightly higher priced product mix.
Based on calendar year 2011 industry estimates, the notebook market is anticipated to increase approximately 24% and the mobile smartphone market is anticipated to increase approximately 22% over 2010 levels.
Gross Margin.
Gross margin as a percentage of net revenue was 41.0%, or $62.8 million, for the quarter ended September 30, 2010 compared with 40.4%, or $48.3 million, for the quarter ended September 30, 2009.
As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve.
Operating Expenses.
Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 16.3% from 16.7%, while the cost of research and development activities increased $4.9 million, or 24.8%, to $24.9 million for the three-month period ended September 30, 2010 compared with $20.0 million for the three-month period ended September 30, 2009. The increase in research and development expenses primarily reflected a $2.1 million increase in employee compensation costs from our annual merit adjustments, additional staffing, and employee benefits costs, a $1.0 million increase in temporary services, a $1.0 million increase in facility and related costs to support the additional staffing, and a $629,000 increase in share-based compensation costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 10.1% from 11.5%, while the cost of selling, general, and administrative activities increased to $15.5 million for the three-month period ended September 30, 2010 compared with $13.8 million for the three-month period ended September 30, 2009. The increase in selling, general, and administrative expenses primarily reflected a $1.0 million increase in employee compensation costs from our annual merit adjustments, additional staffing, and employee benefits costs, a $369,000 increase in share-based compensation costs, as well as an increase of $329,000 of travel and entertainment costs.
Interest Expense. All of our interest expense related to our Notes issued in December 2004. Interest expense was $4,000 for the three months ended September 30, 2010 compared with interest expense of $1.4 million, of which $1.2 million represents debt issuance cost amortization, for the three months ended September 30, 2009. During fiscal 2010, $63.0 million of Notes were retired, leaving $2.3 million outstanding as of June 30, 2010 and September 30, 2010.
Provision for Income Taxes.
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal or state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $3.9 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2010 was 17.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and state research credits, partially offset by net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the three months ended September 30, 2009 was 24.9% and diverged from the combined federal and state statutory rate, primarily as a result of foreign income taxed at lower tax rates, the benefit of federal and state research tax credits, and the impact of tax-exempt interest income, partially offset by net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
Tax benefit associated with share-based compensation was approximately $2.4 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2010 and 2009 would have been 20.5% and 27.1%, respectively.
The federal research tax credit expired December 31, 2009. In the past, the federal research credit has expired and has been retroactively reinstated. It is not clear if the research credit will be retroactively reinstated or reinstated at all. If the research credit is not reinstated, our tax rate in future periods will be negatively impacted.
California Proposition 24 proposes to repeal certain tax laws scheduled to take effect in 2011. This proposition will be voted on by California residents on November 2, 2010. If passed, our effective tax rate for the quarter ending December 31, 2010 would benefit from a material one-time net credit primarily to remove valuation allowances associated with certain California deferred tax assets.

Liquidity and Capital Resources
Our cash and cash equivalents were $230.6 million as of September 30, 2010 compared with $209.9 million as of June 30, 2010, an increase of $20.7 million. The increase primarily reflected $19.1 million provided from operating cash flows and $6.1 million of proceeds from common stock issued under our share-based compensation plans, partially offset by $3.8 million used for the purchase of capital equipment.
Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2010 generated cash of approximately $19.1 million compared with approximately $29.9 million of cash generated during the three months ended September 30, 2009. For the three months ended September 30, 2010, net cash provided by operating activities was primarily attributable to net income of $18.7 million plus adjustments for non-cash charges of $9.5 million, in addition to a $9.1 million net increase in operating assets and liabilities. The net increase in operating assets and liabilities was primarily attributable to a $14.5 million increase in accounts receivable reflecting the increase in our net revenue during the period. Our days sales outstanding increased from 63 to 68 days from June 30, 2010 to September 30, 2010 and our inventory turns increased from 19 to 24 days for the same period.
Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the three months ended September 30, 2010 used net cash of $3.6 million compared with $3.9 million of net cash generated during the three months ended September 30, 2009. During the three months ended September 30, 2010, net cash used in investing activities consisted of $3.8 million used for the purchase of property and equipment, partially offset by proceeds of $200,000 on non-current investments.
Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended September 30, 2010 was approximately $5.2 million compared with $22.8 million net cash used in financing activities for the three months ended September 30, 2009. Cash provided by financing activities for the three months ended September 30, 2010 was primarily related to $6.1 million of proceeds from common stock issued under our share-based compensation plans, partially offset by $896,000 used for the payment of payroll taxes for deferred stock units.
Common Stock Repurchase Program. Our Board of Directors has cumulatively authorized $420 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. From April 2005 through September 30, 2010, we repurchased 10,871,313 shares of our common stock in the open market for an aggregate cost of $281.9 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $18.29 As of September 30, 2010, we had $138.1 million available under our common stock repurchase program, which expires in April 2012.
Bank Credit Facility. We currently maintain a $40.0 million unsecured working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2011, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of September 30, 2010.
Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of Notes maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have purchased and retired $122.7 million of the Notes. The remaining $2.3 million of Notes outstanding as of September 30, 2010 have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of the Notes is beyond one year.
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
Liquidity and Capital Resources. We believe our existing cash and cash equivalents balances and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth or decline, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock purchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. At September 30, 2010, the fair value of our ARS investments was $28.4 million compared with an original cost basis of $40.5 million. In the first three months of 2010, $200,000 of our ARS investments were redeemed at par and we recognized a gain of $10,000 on the redemption. In connection with our fair value analysis for the three months ended September 30, 2010, there was no other-than-temporary impairment charge recorded.
Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of September 30, 2010 were as follows (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	7	2	4	1	—
Purchase obligations and other commitments	17	6	6	5	—

Total	$27	$8	$10	$6	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
As of September 30, 2010, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $19.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are designed and are effective to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC’s rules and forms.
As reflected in the subsequent events note in the notes to condensed consolidated financial statements (unaudited), our Chief Executive Officer resigned and has been replaced by an interim Chief Executive Officer who was an existing officer of our company. There has been no change in any internal controls as a result of this change.
During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our Board of Directors has cumulatively authorized $420 million for our common stock repurchase program. The remaining amount authorized for the repurchase of our common stock is $138.1 million. There were no repurchases under the stock repurchase program during the three-month period ended September 30, 2010.
ITEM 6. EXHIBITS

10.24(a)	2010 Incentive Compensation Plan

10.24(b)	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (1)

10.24(c)	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (1)

10.24(d)	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (1)

10.25	2010 Employee Stock Purchase Plan (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on October 22, 2010.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED
Date: November 2, 2010	By:	/s/ Russell J. Knittel
		Name:	Russell J. Knittel
		Title:	Interim President and Chief Executive Officer

	By:	/s/ Kathleen A. Bayless
		Name:	Kathleen A. Bayless
		Title:	Chief Financial Officer, Secretary, and Treasurer