Form 10-Q
period 2010-12-25
SYNAPTICS INC
filed 2011-01-28
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at January 20, 2011: 33,896,908

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

Page

Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— December 31, 2010 and June 30, 2010	3

Condensed Consolidated Statements of Income— Three and Six Months Ended December 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows— Six Months Ended December 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$216,444	$209,858
Accounts receivable, net of allowances of $709 and $500 at December 31, 2010 and June 30, 2010, respectively	125,643	101,509
Inventories	23,002	18,667
Prepaid expenses and other current assets	4,422	4,471

Total current assets	369,511	334,505
Property and equipment at cost, net of accumulated depreciation of $24,020 and $20,256 at December 31, 2010 and June 30, 2010, respectively	27,470	25,821
Goodwill	1,927	1,927
Non-current investments	28,452	28,012
Other assets	26,528	24,414

	$453,888	$414,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,628	$65,618
Accrued compensation	11,928	11,330
Income taxes payable	6,984	10,061
Other accrued liabilities	23,734	18,962

Total current liabilities	119,274	105,971

Notes payable	2,305	2,305
Other liabilities	21,555	19,892

Stockholders’ equity:
Common stock:
$0.001 par value; 120,000,000 and 60,000,000 shares authorized, 45,910,212 and 44,891,834 shares issued, and 33,587,719 and 34,020,521 shares outstanding, at December 31, 2010 and June 30, 2010, respectively	46	45
Additional paid-in capital	375,159	347,764
Treasury stock: 12,322,493 and 10,871,313 common treasury shares at December 31, 2010 and June 30, 2010, respectively, at cost	(322,142)	(281,932)
Accumulated other comprehensive income	2,195	1,515
Retained earnings	255,496	219,119

Total stockholders’ equity	310,754	286,511

	$453,888	$414,679

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net revenue	$159,581	$133,323	$312,766	$252,915
Cost of revenue	94,543	79,492	184,900	150,762

Gross margin	65,038	53,831	127,866	102,153

Operating expenses:
Research and development	26,640	22,442	51,560	42,417
Selling, general, and administrative	18,958	16,575	34,506	30,339

Total operating expenses	45,598	39,017	86,066	72,756

Operating income	19,440	14,814	41,800	29,397
Interest income	226	241	437	572
Interest expense	(5)	(968)	(9)	(2,391)
Impairment (loss)/recovery on investments, net	—	—	10	(443)

Income before provision for income taxes	19,661	14,087	42,238	27,135
Provision for income taxes	1,983	1,860	5,861	5,104

Net income	$17,678	$12,227	$36,377	$22,031

Net income per share:
Basic	$0.52	$0.36	$1.06	$0.65

Diluted	$0.50	$0.35	$1.02	$0.62

Shares used in computing net income per share:
Basic	33,954	33,611	34,181	33,976

Diluted	35,360	34,936	35,644	35,477

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income	$36,377	$22,031
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	17,357	19,144
Deferred taxes	(1,924)	(2,084)
Depreciation of property and equipment	5,295	4,171
Amortization of debt issuance costs	—	118
Impairment/(recovery) of investments, net	(10)	443
Amortization of debt discount	—	2,069
Changes in operating assets and liabilities:
Accounts receivable, net	(24,134)	(15,563)
Inventories	(4,335)	(887)
Prepaid expenses and other current assets	49	(153)
Other assets	(190)	(2,055)
Accounts payable	11,010	20,699
Accrued compensation	598	(381)
Income taxes	(1,482)	4,397
Other accrued liabilities	4,840	3,686

Net cash provided by operating activities	43,451	55,635

Cash flows from investing activities
Purchases of short-term investments	—	(5,986)
Proceeds from sales and maturities of short-term investments	—	28,912
Proceeds from sales and maturities of non-current investments	250	1,000
Purchases of property and equipment	(6,944)	(4,165)

Net cash (used in) provided by investing activities	(6,694)	19,761

Cash flows from financing activities
Purchases of treasury stock	(40,210)	(44,545)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	11,558	4,156
Retirement of debt, net of discount	—	(62,998)
Payroll taxes for deferred stock units	(1,519)	(1,012)

Net cash used in financing activities	(30,171)	(104,399)

Net increase (decrease) in cash and cash equivalents	6,586	(29,003)
Cash and cash equivalents at beginning of period	209,858	169,036

Cash and cash equivalents at end of period	$216,444	$140,033

Supplemental disclosures of cash flow information

Cash paid for income taxes	$9,291	$2,792

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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2011 will be a 52-week period ending on June 25, 2011. Our fiscal 2010 was a 52-week period ending on June 26, 2010. The fiscal periods presented in this report were 13-week periods for the three months ended December 25, 2010 and December 26, 2009. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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

3. Net Income Per Share
The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income	$17,678	$12,227	$36,377	$22,031

Denominator:
Shares, basic	33,954	33,611	34,181	33,976
Effect of dilutive share-based awards	1,406	1,325	1,463	1,501

Shares, diluted	35,360	34,936	35,644	35,477

Net income per share:
Basic	$0.52	$0.36	$1.06	$0.65

Diluted	$0.50	$0.35	$1.02	$0.62

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
Dilutive net income per share amounts do not include the weighted average effect of 3,851,002 and 4,306,400 share-based awards that were outstanding during the three months ended December 31, 2010 and 2009, respectively, and 3,916,290 and 3,502,321 share-based awards that were outstanding during the six months ended December 31, 2010 and 2009, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
4. Auction Rate Securities Investments
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
Our ARS investments, which have a par value of $40.5 million, have failed to settle in auctions beginning in September 2007. These investments are not liquid, and in the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and six months ended December 31, 2010, $50,000 and $250,000, respectively, of our ARS investments were redeemed at par, and we realized a gain of zero and $10,000 on the redemption of these investments, which is included in impairment (loss)/recovery on investments, net. During the three and six months ended December 31, 2009, $300,000 and $1.0 million, respectively, of our ARS investments were redeemed at par, and we realized a gain of zero and $6,000 on the redemption of these investments.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of December 31, 2010 using a trinomial discounted cash flow analysis. The analysis considered, among other factors, the following:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.6 million maturing from 2015 to 2017, $8.9 million maturing from 2034 to 2045, and $10.0 million having no stated maturity. Of our ARS investments, $22.0 million par value are investment grade, and the remaining $18.5 million par value are below investment grade. For the six-month period ended December 31, 2010, we recorded a realized gain of $10,000 on the redemption of ARS investments. In connection with our fair value analysis for the six-month period ended December 31, 2009, we recognized a $443,000 other-than-temporary impairment charge on our ARS investments in preferred stock.
The various types of ARS investments we held as of December 31, 2010, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,300	$(602)	$(252)	$8,446	$403	$8,849
Closed end municipal and corporate funds	10,650	(1,112)	(93)	9,445	568	10,013
Credit linked notes	13,500	(156)	(8,765)	4,579	3,132	7,711
Preferred stock	5,000	—	(5,000)	—	—	—
Municipals	2,000	(203)	(83)	1,714	165	1,879

Total ARS	$40,450	$(2,073)	$(14,193)	$24,184	$4,268	$28,452

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

We have accounted for all of our ARS investments as non-current (included in non-current investments in the accompanying condensed consolidated balance sheets) as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.
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

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	December 31,		June 30,
	2010		2010
	Level 1	Level 3	Level 1	Level 3

Money market	$211,845	$—	$208,040	$—
Auction rate securities	—	28,452	—	28,012

Total available-for-sale securities	$211,845	$28,452	$208,040	$28,012

Money market balances are included in cash and cash equivalents as of December 31, 2010 and June 30, 2010. ARS are included in non-current investments as of December 31, 2010 and June 30, 2010.
Changes in fair value of our Level 3 financial assets were as follows (in thousands):

Balance as of June 30, 2010	$28,012
Net unrealized gain	680
Realized gain on redeemed securities	10
Redemptions	(250)

Balance as of December 31, 2010	$28,452

There were no transfers in or out of our Level 1 or 3 assets during the six months ended December 31, 2010.
The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments.
6. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2010	2010
Raw materials	$12,765	$12,251
Finished goods	10,237	6,416

	$23,002	$18,667

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
In fiscal 2009, we repurchased and retired $59.7 million of our outstanding Notes at a discount from par of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized debt discount and debt issuance costs. In December 2009, we repurchased and retired $63.0 million par value of our Notes when investors exercised their rights to require us to repurchase their Notes. As of December 31, 2010, $2.3 million par value of our Notes remained outstanding and have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of their Notes is beyond one year.
We recorded interest expense on the Notes of $5,000 and $1.0 million during the three-month periods ended December 31, 2010 and 2009, respectively, and $9,000 and $2.4 million during the six-month periods ended December 31, 2010 and 2009, respectively. Through December 31, 2009, interest expense included the amortization of debt discount and debt issuance costs. As of December 31, 2010, the if-converted value of the Notes did not exceed the principal amount of the Notes.
9. Share-Based Compensation
The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 1996 Stock Option Plan, our 2001 Incentive Compensation Plan, as amended, our 2010 Incentive Compensation Plan, and our 2001 Employee Stock Purchase Plan, as amended.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of revenue	$369	$815	$677	$1,263
Research and development	3,325	4,646	6,752	7,444
Selling, general, and administrative	5,757	6,635	9,928	10,437

Total	$9,451	$12,096	$17,357	19,144

Tax benefit recorded on share-based compensation	$2,716	$3,106	$5,079	$5,307

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
Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of December 31, 2010. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
Our share-based compensation plans with outstanding stock option awards include our 1996 Stock Option Plan, 2001 Incentive Compensation Plan, as amended, and our 2010 Incentive Compensation Plan (the “2010 Plan”). We currently grant stock-based awards only under our 2010 Plan. Under the 2010 Plan, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.

Stock option activity and weighted average exercise prices for options outstanding and exercisable, the weighted average exercise prices and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2010	7,748,570	$22.43
Granted	796,120	29.41
Exercised	(700,492)	12.57
Forfeited	(320,211)	28.80

Balance at December 31, 2010	7,523,987	23.81	$46,940

Exercisable at December 31, 2010	4,377,737	$21.37	$38,876

The aggregate intrinsic value is based on the closing price of our common stock on December 23, 2010 and excludes stock options with exercise prices above the closing price of $29.52. Options granted under the 2010 Plan generally vest over four years from the vesting commencement date and expire seven years after the date of grant if not exercised.
Deferred Stock Units
Our 2010 Plan enables us to grant deferred stock units, or DSUs, to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement.
DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

	Deferred	Aggregate
	Stock Unit	Intrinsic
	Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2010	821,146
Granted	248,414
Delivered	(193,983)
Forfeited	(49,179)

Balance at December 31, 2010	826,398	$24,395

The aggregate intrinsic value is based on the closing price of our common stock on December 23, 2010 of $29.52.
DSUs granted under the 2010 Plan generally vest over four years from the vesting commencement date. Delivery of shares under the plan takes place on quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net number of shares. Until delivery of shares, the grantee has no rights as a stockholder.
Of the shares delivered, 51,495 shares valued at $1,518,760 were withheld to meet statutory minimum tax withholding requirements.
Employee Stock Purchase Plan
Our 2001 Employee Stock Purchase Plan, as amended, became effective on January 29, 2002, the effective date of the registration statement for our initial public offering (“ESPP plan”) became effective in October 2010. The ESPP plan allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value, or FMV, at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for ESPP purchases during the six-month period ended December 31, 2010 were as follows (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	174,817
Weighted average purchase price	$15.75
Cash received	$2,753
Aggregate intrinsic value	$2,054
The early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the underlying awards. Under the terms of our ESPP plan, the offering period that commenced on July 1, 2007 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 257 employees. The modification resulted in incremental compensation costs, which were not material and which have been recognized on a straight-line basis over the two-year period ending December 31, 2010.
10. Income Taxes
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $2.0 million and $1.9 million for the three months ended December 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended December 31, 2010 was 10.1% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the three months ended December 31, 2009 was 13.2% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, the impact of the adjustment to share-based compensation expense, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
The provision for income taxes of $5.9 million and $5.1 million for the six months ended December 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six months ended December 31, 2010 was 13.9% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates and, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the six months ended December 31, 2009 was 18.8% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
Unrecognized Tax Benefits
The total liability for gross unrecognized tax benefits increased $633,000 during the quarter ended December 31, 2010 to $20.6 million from $19.9 million at September 30, 2010. The liability for gross unrecognized tax benefit, if recognized, would reduce the effective tax rate on income from continuing operations. The increase is related to a current year tax position. The total interest and penalties accrued related to unrecognized tax benefits as of the end of September 30, 2010 was $1.4 million. The liability for gross interest expense and penalties was increased by $171,000 to $1.5 million as of December 31, 2010. We classify interest and penalties, if any, as components of income tax expense.

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
Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.
On December 17, 2010, President Obama signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, or the Act. The Act in part retroactively reinstated the research credit to January 1, 2010. Accordingly, our current quarterly and year-to-date effective tax rates for fiscal 2011 include the benefit of the retroactive reinstatement.
11. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and digital lifestyle product market. The PC market accounted for 45% and 55% of net revenue for the three months ended December 31, 2010 and 2009, respectively, and 48% and 59% of net revenue for the six months ended December 31, 2010 and 2009, respectively.
Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
China	$110,490	$108,251	$211,637	$203,984
Taiwan	24,275	7,805	49,414	13,816
Japan	17,125	9,523	34,346	17,584
Korea	4,310	7,723	9,740	17,355
Other	3,381	21	7,629	176

	$159,581	$133,323	$312,766	$252,915

Major customers as a percentage of net revenue for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Customer A	10%	10%	*	*
Customer C	*	12%	*	11%
Customer D	*	13%	*	10%

*	Less than 10%

We sell our products primarily to contract manufacturers that provide manufacturing services to Original Equipment Manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of accounts receivable for the periods presented were as follows:

	As of	As of
	December 31,	June 30,
	2010	2010
Customer A	10%	15%
Customer B	*	15%

*	Less than 10%
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
Our comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$17,678	$12,227	$36,377	$22,031
Net unrealized gain on available-for-sale investments, net of tax	143	403	680	1,586

Total comprehensive income	$17,821	$12,630	$37,057	$23,617

13. Subsequent Events
We have evaluated all events or transactions that occurred after December 31, 2010 through the date of filing this report and determined there were no material recognizable subsequent events.

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
In addition to the historical information contained in this report, this report contains forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the PC and digital lifestyle product markets; competitive factors in the PC and digital lifestyle product markets; revenue from the PC and digital lifestyle product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; cost-improvement programs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers, and our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost improvement programs. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, product warranty, provision for income taxes, income taxes payable, intangible assets, and contingencies. We base our estimates on historical experience, applicable laws, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; and changes in expected cash flows. We do not intend to sell the investments, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis. We record temporary declines in fair value as charges to accumulated other comprehensive income in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses, which depending on the type of investment, may be charged to other comprehensive income or earnings.

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

Results of Operations
Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

PC applications	$71,026	$73,653	$(2,627)	(3.6%)	$149,879	$148,218	$1,661	1.1%
Digital lifestyle product applications	88,555	59,670	28,885	48.4%	162,887	104,697	58,190	55.6%

Net revenue	159,581	133,323	26,258	19.7%	312,766	252,915	59,851	23.7%

Gross margin	65,038	53,831	11,207	20.8%	127,866	102,153	25,713	25.2%

Operating expenses:
Research and development	26,640	22,442	4,198	18.7%	51,560	42,417	9,143	21.6%
Selling, general, and administrative	18,958	16,575	2,383	14.4%	34,506	30,339	4,167	13.7%

Income from operations	19,440	14,814	4,626	31.2%	41,800	29,397	12,403	42.2%

Interest income	226	241	(15)	(6.2%)	437	572	(135)	(23.6%)
Interest expense	(5)	(968)	963	(99.5%)	(9)	(2,391)	2,382	(99.6%)
Impairment (loss)/recovery of investment, net	—	—	—	n/m (1)	10	(443)	453	(102.3%)

Income before provision for income taxes	19,661	14,087	5,574	39.6%	42,238	27,135	15,103	55.7%
Provision for income taxes	1,983	1,860	123	6.6%	5,861	5,104	757	14.8%

Net income	$17,678	$12,227	$5,451	44.6%	$36,377	$22,031	$14,346	65.1%

(1)	not meaningful
Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage			Percentage
	Three Months Ended		Point	Six Months Ended		Point
	December 31,		Increase	December 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

PC applications	44.5%	55.2%	(10.7%)	47.9%	58.6%	(10.7%)
Digital lifestyle product applications	55.5%	44.8%	10.7%	52.1%	41.4%	10.7%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	40.8%	40.4%	0.4%	40.9%	40.4%	0.5%

Operating expenses:
Research and development	16.7%	16.8%	(0.1%)	16.5%	16.8%	(0.3%)
Selling, general, and administrative	11.9%	12.5%	(0.6%)	11.0%	12.0%	(1.0%)

Income from operations	12.2%	11.1%	1.1%	13.4%	11.6%	1.8%

Income before provision for income taxes	12.3%	10.6%	1.7%	13.5%	10.7%	2.8%

Provision for income taxes	1.2%	1.4%	(0.2%)	1.9%	2.0%	(0.1%)

Net income	11.1%	9.2%	1.9%	11.6%	8.7%	2.9%

Net Revenue.
Net revenue was $159.6 million for the quarter ended December 31, 2010 compared with $133.3 million for the quarter ended December 31, 2009, an increase of $26.3 million, or 19.7%. Of our second quarter fiscal 2011 net revenue, $71.0 million, or 44.5%, was from PC products and $88.6 million, or 55.5%, was from digital lifestyle products, including $87.5 million from mobile smartphones. The increase in net revenue for the quarter ended December 31, 2010 was attributable to a $28.9 million, or a 48.4%, increase in net revenue from digital lifestyle product applications, partially offset by a $2.6 million, or 3.6%, decrease in net revenue from PC applications. The overall increase in net revenue was primarily attributable to a 7% increase in total unit shipments reflecting higher market penetration of our products in the digital lifestyle market, as well as a slightly higher priced product mix, partially offset by a decline in unit shipments in the PC market.
Net revenue was $312.8 million for the six months ended December 31, 2010 compared with $252.9 million for the six months ended December 31, 2009, an increase of $59.9 million, or 23.7%. Of our six months fiscal 2011 net revenue, $149.9 million, or 47.9%, was from PC applications and $162.9 million, or 52.1%, was from digital lifestyle products applications, including $159.9 million from mobile smartphones. The increase in net revenue for the six months ended December 31, 2010 was attributable to a $58.2 million, or 55.6%, increase in net revenue from digital lifestyle product applications, and a $1.7 million, or 1.1%, increase in net revenue from PC applications. The overall increase in net revenue was primarily attributable to a 15% increase in total unit shipments, reflecting higher market penetration of our products in the PC and digital lifestyle markets, as well as a slightly higher priced product mix.
Based on calendar year 2011 industry estimates, the notebook market is anticipated to increase approximately 15% and the mobile smartphone market is anticipated to increase approximately 22% over 2010 levels.
Gross Margin.
Gross margin as a percentage of net revenue was 40.8%, or $65.0 million, for the quarter ended December 31, 2010 compared with 40.4%, or $53.8 million, for the quarter ended December 31, 2009. Gross margin as a percentage of net revenue was 40.9%, or $127.9 million, for the six months ended December 31, 2010 compared with 40.4%, or $102.2 million, for the six months ended December 31, 2009.
As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve.
Operating Expenses.
Research and Development Expenses. Research and development expenses decreased as a percentage of net revenue to 16.7% from 16.8%, while the cost of research and development activities increased $4.2 million, or 18.7%, to $26.6 million for the three-month period ended December 31, 2010 compared with $22.4 million for the three-month period ended December 31, 2009. The increase in research and development expenses primarily reflected a $2.0 million increase in employee related costs, a $1.4 million increase in temporary services, a $1.1 million increase in facility and related costs to support the additional staffing, an $804,000 increase in supplies and related costs, partially offset by a $1.3 million decrease in share-based compensation costs. The decrease in share-based compensation costs is due to a cumulative error adjustment which was recorded in the quarter ended December 31, 2009.
Research and development expenses decreased as a percentage of net revenue to 16.5% from 16.8%, while the cost of research and development activities increased $9.1 million, or 21.6%, to $51.6 million for the six-month period ended December 31, 2010 compared with $42.4 million for the six-month period ended December 31, 2009. The increase in research and development expenses primarily reflected a $4.1 million increase in employee related costs, a $2.4 million increase in temporary services, a $2.1 million increase in facility and related costs to support the additional staffing, partially offset by a $692,000 decrease in share-based compensation costs. The decrease in share-based compensation costs is due to a cumulative error adjustment which was recorded in the quarter ended December 31, 2009.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.9% from 12.5%, while the cost of selling, general, and administrative activities increased to $19.0 million for the three-month period ended December 31, 2010 compared with $16.6 million for the three-month period ended December 31, 2009. The increase in selling, general, and administrative expenses primarily reflected a $2.7 million increase in non-recurring costs related to the resignation of our previous Chief Executive Officer (“CEO”), a $1.3 million increase in employee related costs, and a $751,000 increase in facilities and related costs to support the additional staffing, partially offset by a $2.3 million decrease in ongoing share-based compensation costs. The decrease in share-based compensation costs is due to a cumulative error adjustment which was recorded in the quarter ended December 31, 2009.

Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.0% from 12.0%, while the cost of selling, general, and administrative activities increased to $34.5 million for the six-month period ended December 31, 2010 compared with $30.3 million for the six-month period ended December 31, 2009. The increase in selling, general, and administrative expenses primarily reflected a $2.7 million increase in non-recurring costs related to the resignation of our previous CEO, a $2.3 million increase in employee related costs, a $601,000 increase in travel and entertainment costs, a $441,000 increase in professional fees, partially offset by a $1.9 million decrease in ongoing share-based compensation costs. The decrease in share-based compensation costs is due to a cumulative error adjustment which was recorded in the quarter ended December 31, 2009.
Interest Expense. All of our interest expense related to our Notes issued in December 2004. Interest expense was $5,000 for the three months ended December 31, 2010 compared with interest expense of $1.0 million, of which $838,000 represents debt issuance cost amortization, for the three months ended December 31, 2009. During fiscal 2010, $63.0 million of Notes were retired, leaving $2.3 million outstanding as of June 30, 2010 and December 31, 2010.
Interest expense was $9,000 for the six months ended December 31, 2010 compared with interest expense of $2.4 million, of which $2.0 million represents debt issuance cost amortization, for the six months ended December 31, 2009.
Provision for Income Taxes.
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $2.0 million and $1.9 million for the three months ended December 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended December 31, 2010 was 10.1% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the three months ended December 31, 2009 was 13.2% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, the impact of the adjustment to share-based compensation expense, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
Tax benefit associated with share-based compensation was approximately $2.7 million and $3.1 million for the three months ended December 31, 2010 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2010 and 2009 would have been 16.1% and 19.0%, respectively.
The provision for income taxes of $5.9 million and $5.1 million for the six months ended December 31, 2010 and 2009, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the six months ended December 31, 2010 was 13.9% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates and, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the six months ended December 31, 2009 was 18.8% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the benefit of research tax credits, the release of unrecognized tax benefits, and the impact of tax-exempt interest income, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.

Tax benefit associated with share-based compensation was approximately $5.1 million and $5.3 million for the six months ended December 31, 2010 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2010 and 2009 would have been 18.4% and 22.5%, respectively.
On December 17, 2010, President Obama signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, or the Act. The Act in part retroactively reinstated the research credit to January 1, 2010. Accordingly, our current quarterly and year-to-date effective tax rates for fiscal 2011 include the benefit of the retroactive reinstatement.

Liquidity and Capital Resources
Our cash and cash equivalents were $216.4 million as of December 31, 2010 compared with $209.9 million as of June 30, 2010, an increase of $6.5 million. The increase primarily reflected $43.5 million provided from operating cash flows and $11.6 million of proceeds from common stock issued under our share-based compensation plans, partially offset by $40.2 million used for purchases of our common stock and $6.9 million used for the purchase of capital equipment.
Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2010 generated cash of approximately $43.5 million compared with approximately $55.6 million of cash generated during the six months ended December 31, 2009. For the six months ended December 31, 2010, net cash provided by operating activities was primarily attributable to net income of $36.4 million plus adjustments for non-cash charges of $20.7 million, offset by a $13.7 million net increase in operating assets and liabilities. The net increase in operating assets and liabilities was primarily attributable to a $24.1 million increase in accounts receivable reflecting the increase in our net revenue during the period. Our days sales outstanding increased from 63 to 71 days from June 30, 2010 to December 31, 2010 and our inventory turns decreased from 19 to 16 for the same period.
Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the six months ended December 31, 2010 used net cash of $6.7 million compared with $19.8 million of net cash generated during the six months ended December 31, 2009. During the six months ended December 31, 2010, net cash used in investing activities consisted of $6.9 million used for the purchase of property and equipment, partially offset by proceeds of $250,000 from non-current investments.
Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2010 was approximately $30.2 million compared with $104.4 million net cash used in financing activities for the six months ended December 31, 2009. Cash used in financing activities for the six months ended December 31, 2010 included $40.2 million used for purchases of our common stock, $1.5 million used for the payment of payroll taxes for deferred stock units, partially offset by $11.6 million of proceeds from common stock issued under our share-based compensation plans.
Common Stock Repurchase Program. Our Board of Directors has cumulatively authorized $420.0 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. We hold common stock repurchased under this program as treasury stock. From April 2005 through December 31, 2010, we repurchased 12,322,493 shares of our common stock in the open market for an aggregate cost of $322.1 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $19.10. As of December 31, 2010, we had $97.9 million available under our common stock repurchase program, which expires in April 2012.
Bank Credit Facility. We currently maintain a $40.0 million unsecured working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2011, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of December 31, 2010.
Convertible Senior Subordinated Notes. In December 2004, we issued an aggregate of $125 million of Notes maturing December 1, 2024 in a private offering pursuant to Rule 144A under the Securities Act. In connection with issuing the Notes, we incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We have purchased and retired $122.7 million of the Notes. The remaining $2.3 million of Notes outstanding as of December 31, 2010 have been classified as long-term as the next date Noteholders can require us to repurchase all or a portion of the Notes is beyond one year.
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
Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. At December 31, 2010, the fair value of our ARS investments was $28.5 million with an original cost basis of $40.5 million. In the first six months of 2011, $250,000 of our ARS investments were redeemed at par and we realized a gain of $10,000 on the redemption. In connection with our fair value analysis for the three months ended December 31, 2010, there was no other-than-temporary impairment charge recorded.
Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of December 31, 2010 were as follows (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	6	3	3	—	—
Purchase obligations and other commitments	17	6	6	5	—

Total	$26	$9	$9	$5	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
As of December 31, 2010, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $20.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our Interim Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Interim Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are designed and are effective to ensure that information required to be disclosed is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC’s rules and forms.
During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our Board of Directors has cumulatively authorized $420.0 million for our common stock repurchase program. The remaining amount authorized for the repurchase of our common stock is $97.9 million. Repurchases under the stock repurchase program were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
September 26, 2010 – October 23, 2010	—	$—	—	$138,068,000
October 24, 2010 – November 20, 2010	1,451,180	27.71	1,451,180	97,858,000
November 21, 2010 – December 25, 2010	—	—	—	97,858,000

Total	1,451,180	27.71

ITEM 6.	EXHIBITS

10.24(a)	2010 Incentive Compensation Plan (1)

10.24(b)	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (2)

10.24(c)	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (2)

10.24(d)	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (2)

10.25	2010 Employee Stock Purchase Plan (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.

(2)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on October 22, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED
Date: January 28, 2011	By:	/s/ Russell J. Knittel
		Name:	Russell J. Knittel
		Title:	Interim President and Chief Executive Officer

	By:	/s/ Kathleen A. Bayless
		Name:	Kathleen A. Bayless
		Title:	Chief Financial Officer, Secretary, and Treasurer