Form 10-Q
period 2011-03-26
SYNAPTICS INC
filed 2011-04-29
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at April 21, 2011: 34,253,171

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Page

Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— March 31, 2011 and June 30, 2010	3

Condensed Consolidated Statements of Income— Three and Nine Months Ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows— Nine Months Ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$246,285	$209,858
Accounts receivable, net of allowances of $709 and $500 at March 31, 2011 and June 30, 2010, respectively	97,661	101,509
Inventories	32,624	18,667
Prepaid expenses and other current assets	4,438	4,471

Total current assets	381,008	334,505
Property and equipment at cost, net of accumulated depreciation of $26,909 and $20,256 at March 31, 2011 and June 30, 2010, respectively	27,260	25,821
Goodwill	1,927	1,927
Non-current investments	29,078	28,012
Other assets	27,037	24,414

	$466,310	$414,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,107	$65,618
Accrued compensation	11,703	11,330
Income taxes payable	6,293	10,061
Other accrued liabilities	20,756	18,962

Total current liabilities	98,859	105,971

Notes payable	2,305	2,305
Other liabilities	20,443	19,892

Stockholders’ equity:
Common stock:
$0.001 par value; 120,000,000 and 60,000,000 shares authorized; 46,500,890 and 44,891,834 shares issued, and 34,178,397 and 34,020,521 shares outstanding, at March 31, 2011 and June 30, 2010, respectively	47	45
Additional paid-in capital	394,895	347,764
Treasury stock: 12,322,493 and 10,871,313 common treasury shares at March 31, 2011 and June 30, 2010, respectively, at cost	(322,142)	(281,932)
Accumulated other comprehensive income	2,911	1,515
Retained earnings	268,992	219,119

Total stockholders’ equity	344,703	286,511

	$466,310	$414,679

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenue	$142,406	$116,212	$455,172	$369,127
Cost of revenue	84,790	68,910	269,690	219,672

Gross margin	57,616	47,302	185,482	149,455

Operating expenses:
Research and development	25,956	21,212	77,516	63,629
Selling, general, and administrative	17,244	14,635	51,750	44,974

Total operating expenses	43,200	35,847	129,266	108,603

Operating income	14,416	11,455	56,216	40,852
Interest income	242	200	679	772
Interest expense	(4)	(4)	(13)	(2,395)
Impairment (loss)/recovery on investments, net	10	—	20	(443)

Income before provision for income taxes	14,664	11,651	56,902	38,786
Provision for income taxes	1,168	45	7,029	5,149

Net income	$13,496	$11,606	$49,873	$33,637

Net income per share:
Basic	$0.40	$0.35	$1.46	$0.99

Diluted	$0.38	$0.33	$1.40	$0.95

Shares used in computing net income per share:
Basic	33,992	33,526	34,118	33,826

Diluted	35,346	35,095	35,565	35,371

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$49,873	$33,637
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	25,708	27,339
Deferred taxes	(2,300)	(3,137)
Tax benefit realized from share-based compensation	3,155	5,294
Excess tax benefit from share-based compensation	(3,155)	(5,294)
Depreciation of property and equipment	8,184	6,320
Amortization of debt issuance costs	—	118
Impairment/(recovery) of investments, net	(20)	443
Amortization of debt discount	—	2,069
Changes in operating assets and liabilities:
Accounts receivable, net	3,848	(3,253)
Inventories	(13,957)	(3,258)
Prepaid expenses and other current assets	120	168
Other assets	(410)	(3,259)
Accounts payable	(5,511)	15,994
Accrued compensation	373	1,834
Income taxes	(3,259)	(1,176)
Other accrued liabilities	1,836	3,715

Net cash provided by operating activities	64,485	77,554

Cash flows from investing activities
Purchases of short-term investments	—	(5,986)
Proceeds from sales and maturities of short-term investments	—	28,912
Proceeds from sales and maturities of non-current investments	350	1,125
Purchases of property and equipment	(9,623)	(6,267)

Net cash (used in) provided by investing activities	(9,273)	17,784

Cash flows from financing activities
Purchases of treasury stock	(40,210)	(44,545)
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	20,581	8,148
Retirement of debt, net of discount	—	(62,998)
Excess tax benefit from share-based compensation	3,155	5,294
Payroll taxes for deferred stock units	(2,311)	(1,608)

Net cash used in financing activities	(18,785)	(95,709)

Net increase (decrease) in cash and cash equivalents	36,427	(371)
Cash and cash equivalents at beginning of period	209,858	169,036

Cash and cash equivalents at end of period	$246,285	$168,665

Supplemental disclosures of cash flow information

Cash paid for income taxes	$9,459	$11,342

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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2011 will be a 52-week period ending on June 25, 2011. Our fiscal 2010 was a 52-week period ending on June 26, 2010. The fiscal periods presented in this report were 13-week periods for the three months ended March 26, 2011 and March 27, 2010. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, income taxes payable, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
2. Revenue Recognition
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue.

3. Net Income Per Share
The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income	$13,496	$11,606	$49,873	$33,637

Denominator:
Shares, basic	33,992	33,526	34,118	33,826
Effect of dilutive share-based awards	1,354	1,569	1,447	1,545

Shares, diluted	35,346	35,095	35,565	35,371

Net income per share:
Basic	$0.40	$0.35	$1.46	$0.99

Diluted	$0.38	$0.33	$1.40	$0.95

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our share-based awards and convertible notes.
Dilutive net income per share amounts do not include the weighted average effect of 3,471,863 and 3,778,523 share-based awards that were outstanding during the three months ended March 31, 2011 and 2010, respectively, and 3,507,168 and 3,614,277 share-based awards that were outstanding during the nine months ended March 31, 2011 and 2010, respectively. These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs adjusted for the hypothetical tax benefit or deficiency creditable or chargeable, respectively, to additional paid-in capital were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.
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
Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended March 31, 2011 and 2010, $100,000 and $125,000 of our ARS investments were redeemed at par, respectively, and during the nine months ended March 31, 2011 and 2010, $350,000 and $1.1 million of our ARS investments were redeemed at par, respectively.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of March 31, 2011 using a trinomial discounted cash flow analysis. The analysis considered, among other factors, the following:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $10.5 million maturing from 2015 to 2017, $8.7 million maturing from 2034 to 2045, and $9.9 million having no stated maturity. Of our ARS investments, $21.9 million par value are investment grade, and the remaining $18.5 million par value are below investment grade. For the nine-month period ended March 31, 2010, we recognized a $449,000 other-than-temporary impairment charge on our ARS investments in preferred stock.
The various types of ARS investments we held as of March 31, 2011, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,200	$(596)	$(242)	$8,362	$347	$8,709
Closed end municipal and corporate funds	10,650	(1,112)	(93)	9,445	476	9,921
Credit linked notes	13,500	(156)	(8,765)	4,579	3,999	8,578
Preferred stock	5,000	—	(5,000)	—	—	—
Municipals	2,000	(203)	(83)	1,714	156	1,870

Total ARS	$40,350	$(2,067)	$(14,183)	$24,100	$4,978	$29,078

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
The following are the hierarchical levels of inputs to measure fair value:
•	Level 1 inputs are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 inputs are unobservable inputs reflecting our assumptions, which are incorporated into valuation techniques and models used to determine fair value. The assumptions are consistent with market participant assumptions that are reasonably available. Our Level 3 assets consist of non-current ARS investments. We estimated the fair value of our ARS investments based on, among other factors, the following: (i) the collateral underlying the security investments, (ii) creditworthiness of the counterparty, (iii) timing of expected future cash flows, (iv) the probability of a successful auction in a future period, (v) the underlying structure of each investment; (vi) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (vii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (viii) estimates of the recovery rates in the event of default for each investment.

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	March 31,		June 30,
	2011		2010
	Level 1	Level 3	Level 1	Level 3

Money market	$241,326	$—	$208,040	$—
Auction rate securities	—	29,078	—	28,012

Total available-for-sale securities	$241,326	$29,078	$208,040	$28,012

Money market balances are included in cash and cash equivalents as of March 31, 2011 and June 30, 2010. ARS are included in non-current investments as of March 31, 2011 and June 30, 2010.
Changes in fair value of our Level 3 financial assets were as follows (in thousands):

Balance as of June 30, 2010	$28,012
Net unrealized gain	1,396
Realized gain on redeemed securities	20
Redemptions	(350)

Balance as of March 31, 2011	$29,078

There were no transfers in or out of our Level 1 or 3 assets during the nine months ended March 31, 2011.
The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments.
6. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2011	2010
Raw materials	$20,529	$12,251
Finished goods	12,095	6,416

	$32,624	$18,667

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

8. Convertible Senior Subordinated Notes
In December 2004, we issued an aggregate of $125.0 million of convertible notes and incurred debt issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing, which were amortized over five years. The notes were issued in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and mature December 1, 2024. We used the net proceeds for working capital and general corporate purposes.
In fiscal 2009, we repurchased and retired $59.7 million of our outstanding notes at a discount from par of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized discount and issuance costs. In December 2009, we repurchased and retired $63.0 million par value of our notes when investors exercised their rights to require us to repurchase their notes. The remaining $2.3 million par value of our notes outstanding are classified as long-term as the next date noteholders can require us to repurchase all or a portion of their notes is in December 2014.
We recorded interest expense on the notes of $4,000 during each of the three-month periods ended March 31, 2011 and 2010, and $13,000 and $2.4 million during the nine-month periods ended March 31, 2011 and 2010, respectively. Through December 31, 2009, interest expense included the amortization of discount and issuance costs. As of March 31, 2011, the if-converted value of the notes did not exceed the principal amount of the notes.
9. Share-Based Compensation
The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to our employees and consultants are determined primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 1996 Stock Option Plan, or our 1996 Plan, our 2001 Incentive Compensation Plan, as amended, or our 2001 Plan, our 2010 Incentive Compensation Plan, or our 2010 Plan, and our 2010 Employee Stock Purchase Plan, or our 2010 ESPP.
Share-based compensation and the related tax benefit recognized in our consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of revenue	$355	$553	$1,032	$1,816
Research and development	3,377	3,328	10,129	10,772
Selling, general, and administrative	4,619	4,314	14,547	14,751

Total	$8,351	$8,195	$25,708	$27,339

Tax benefit recorded on share-based compensation	$2,347	$1,735	$7,426	$7,042

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards, while the expected life of our options and estimated forfeitures for share-based awards that are not expected to vest were estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and deferred stock units, or DSUs, and up to two years for our 2010 ESPP. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and 2010 ESPP awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

We recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and DSUs, but we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with qualified stock options (incentive stock options and employee stock purchase plan shares). For qualified stock options that vested after we began to expense share-based compensation, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to when we began to expense share-based compensation, we record the tax benefit directly to additional paid-in capital.
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
Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of March 31, 2011. Any additional shares repurchased under our stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
Our share-based compensation plans with outstanding stock option awards include our 1996 Plan, our 2001 Plan, and our 2010 Plan. We currently grant stock-based awards only under our 2010 Plan. Under the 2010 Plan, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options, under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.
Stock option activity and weighted average exercise prices for options outstanding and exercisable, the weighted average exercise prices and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(thousands)
Balance at June 30, 2010	7,748,570	$22.43
Granted	1,141,323	28.98
Exercised	(1,078,524)	14.35
Forfeited	(410,058)	28.97

Balance at March 31, 2011	7,401,311	24.25	$28,421

Exercisable at March 31, 2011	4,416,551	22.11	$26,843

The aggregate intrinsic value is based on the closing price of our common stock on March 25, 2011 and excludes stock options with exercise prices above the closing price of $26.98. Options granted under our 2010 Plan generally vest over four years from the vesting commencement date and expire seven years after the grant date if not exercised.
Deferred Stock Units
Our 2010 Plan enables us to grant DSUs to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement.

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(thousands)
Balance at June 30, 2010	821,146
Granted	330,231
Delivered	(287,978)
Forfeited	(72,539)

Balance at March 31, 2011	790,860	$21,337

The aggregate intrinsic value is based on the closing price of our common stock on March 25, 2011 of $26.98.
DSUs granted under our 2010 Plan generally vest over four years from the vesting commencement date. Delivery of shares under our 2010 Plan takes place on quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net number of shares. Until delivery of shares, the grantee has no rights as a stockholder.
Of the shares delivered, 79,307 shares valued at $2.3 million were withheld to meet statutory minimum tax withholding requirements.
Employee Stock Purchase Plan
Our 2010 ESPP became effective in October 2010. Our 2010 ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six-month intervals. Under the terms of our 2010 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine-month period ended March 31, 2011 were as follows (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	320,745
Weighted average purchase price	$15.90
Cash received	$5,099
Aggregate intrinsic value	$3,995
The early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the underlying awards. Under the terms of our 2001 ESPP, the offering period that commenced on July 1, 2007 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 257 employees. The modification resulted in incremental compensation costs, which were not material and which were recognized on a straight-line basis over the two-year period ending December 31, 2010.
10. Income Taxes
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $1.2 million and $45,000 for the three months ended March 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2011 was 8.0% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the federal and state research credit, and the release of unrecognized tax benefits, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the three months ended March 31, 2010 was 0.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. We recorded a tax benefit of $1.8 million from the carryback of a prior year net operating loss, which represents a revision of tax benefits generated in fiscal 2008 and 2009.
The provision for income taxes of $7.0 million and $5.1 million for the nine months ended March 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2011 was 12.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the release of unrecognized tax benefits, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The effective tax rate for the nine months ended March 31, 2010 was 13.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
Unrecognized Tax Benefits
The total liability for gross unrecognized tax benefits decreased $1.0 million during the quarter ended March 31, 2011 to $19.6 million from $20.6 million at December 31, 2010. The liability for gross unrecognized tax benefit, if recognized, would reduce the effective tax rate on income from continuing operations. The net decrease consisted of a release of unrecognized tax benefit of $1.6 million because of statute expiration and an increase of $586,000 from current year tax positions. The balance of interest and penalties accrued related to unrecognized tax benefits as of March 31, 2011 was $1.5 million and was unchanged from December 31, 2010. We classify interest and penalties, if any, as components of income tax expense.
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
On December 17, 2010, President Obama signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, or the Act. The Act in part retroactively reinstated the research credit to January 1, 2010. Accordingly, our year-to-date effective tax rate for fiscal 2011 includes the benefit of the retroactive reinstatement.
11. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of custom-designed capacitive interface solutions that enable people to interact more easily and intuitively with a wide variety of electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and digital lifestyle product market. The PC market accounted for 43% and 63% of net revenue for the three months ended March 31, 2011 and 2010, respectively, and 47% and 60% of net revenue for the nine months ended March 31, 2011 and 2010, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
China	$91,212	$81,760	$302,849	$285,744
Japan	17,623	6,741	51,970	24,325
Taiwan	13,489	18,895	62,903	32,712
Korea	6,612	8,459	16,352	25,814
Other	13,470	357	21,098	532

	$142,406	$116,212	$455,172	$369,127

In March 2011, Japan experienced a significant earthquake, triggering a tsunami that resulted in widespread damage and business interruption. While we have not identified any material impact on our business and operations at this time and believe we have taken actions necessary to ensure our ability to deliver products to meet our customers’ demands, we cannot predict what impact, if any, the current interruptions in Japan may have on our business and operations in the future.
Major customers as a percentage of net revenue for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Customer A	*	12%	*	*
Customer B	*	10%	*	11%

*	Less than 10%
We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of accounts receivable for the periods presented were as follows:

	As of	As of
	March 31,	June 30,
	2011	2010
Customer A	12%	15%
Customer B	10%	*
Customer C	*	15%

*	Less than 10%

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
Our comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$13,496	$11,606	$49,873	$33,637
Net unrealized gain/(loss) on available-for-sale investments, net of tax	716	(11)	1,396	1,575

Total comprehensive income	$14,212	$11,595	$51,269	$35,212

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We recognize tax benefit upon expensing nonqualified stock options and DSUs issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing qualified stock options (incentive stock options and employee stock purchase plan shares) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of new accounting standards, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in periods when our stock price substantially increases. For qualified stock options that vested prior to our adoption of new accounting standards, we record the tax benefit directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations
Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

PC applications	$61,680	$72,936	$(11,256)	(15.4%)	$211,559	$221,154	$(9,595)	(4.3%)
Digital lifestyle product applications	80,726	43,276	37,450	86.5%	243,613	147,973	95,640	64.6%

Net revenue	142,406	116,212	26,194	22.5%	455,172	369,127	86,045	23.3%

Gross margin	57,616	47,302	10,314	21.8%	185,482	149,455	36,027	24.1%

Operating expenses:
Research and development	25,956	21,212	4,744	22.4%	77,516	63,629	13,887	21.8%
Selling, general, and administrative	17,244	14,635	2,609	17.8%	51,750	44,974	6,776	15.1%

Income from operations	14,416	11,455	2,961	25.8%	56,216	40,852	15,364	37.6%

Interest income	242	200	42	21.0%	679	772	(93)	(12.0%)
Interest expense	(4)	(4)	—	0.0%	(13)	(2,395)	2,382	(99.5%)
Impairment (loss)/recovery of investment, net	10	—	10	n/m (1)	20	(443)	463	(104.5%)

Income before provision for income taxes	14,664	11,651	3,013	25.9%	56,902	38,786	18,116	46.7%
Provision for income taxes	1,168	45	1,123	2495.6%	7,029	5,149	1,880	36.5%

Net income	$13,496	$11,606	$1,890	16.3%	$49,873	$33,637	$16,236	48.3%

(1)	not meaningful
Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage			Percentage
	Three Months Ended		Point	Nine Months Ended		Point
	March 31,		Increase	March 31,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

PC applications	43.3%	62.8%	(19.5%)	46.5%	59.9%	(13.4%)
Digital lifestyle product applications	56.7%	37.2%	19.5%	53.5%	40.1%	13.4%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	40.5%	40.7%	(0.2%)	40.7%	40.5%	0.2%

Operating expenses:
Research and development	18.2%	18.3%	(0.1%)	17.0%	17.2%	(0.2%)
Selling, general, and administrative	12.1%	12.6%	(0.5%)	11.4%	12.2%	(0.8%)

Income from operations	10.1%	9.9%	0.2%	12.4%	11.1%	1.3%

Income before provision for income taxes	10.3%	10.0%	0.3%	12.5%	10.5%	2.0%

Provision for income taxes	0.8%	0.0%	0.8%	1.5%	1.4%	0.1%

Net income	9.5%	10.0%	(0.5%)	11.0%	9.1%	1.9%

Net Revenue.
Net revenue was $142.4 million for the quarter ended March 31, 2011 compared with $116.2 million for the quarter ended March 31, 2010, an increase of $26.2 million, or 22.5%. Of our third quarter fiscal 2011 net revenue, $61.7 million, or 43.3%, was from PC products and $80.7 million, or 56.7%, was from digital lifestyle products, including $80.0 million from mobile products. The increase in net revenue for the quarter ended March 31, 2011 was attributable to a $37.5 million, or a 86.5%, increase in net revenue from digital lifestyle product applications, partially offset by a $11.3 million, or 15.4%, decrease in net revenue from PC applications. The overall increase in net revenue was primarily attributable to a 16% increase in total unit shipments reflecting higher demand for our products in the digital lifestyle market, as well as a slightly higher priced product mix, partially offset by a decline in unit shipments in the PC market, primarily reflecting general softness in consumer notebook demand.

Net revenue was $455.2 million for the nine months ended March 31, 2011 compared with $369.1 million for the nine months ended March 31, 2010, an increase of $86.0 million, or 23.3%. Of our nine months fiscal 2011 net revenue, $211.6 million, or 46.5%, was from PC applications and $243.6 million, or 53.5%, was from digital lifestyle products applications, including $240.0 million from mobile products. The increase in net revenue for the nine months ended March 31, 2011 was attributable to a $95.6 million, or 64.6%, increase in net revenue from digital lifestyle product applications, and a $9.6 million, or 4.3%, decrease in net revenue from PC applications. The overall increase in net revenue was primarily attributable to a 15% increase in total unit shipments, reflecting higher demand for our products in the digital lifestyle markets, as well as a slightly higher priced product mix, partially offset by a decline in unit shipments in the PC market, primarily reflecting general softness in consumer notebook demand.
In March 2011, Japan experienced a significant earthquake, triggering a tsunami that resulted in widespread damage and business interruption. While we have not identified any material impact on our business and operations at this time and believe we have taken actions necessary to ensure our ability to deliver products to meet our customers’ demands, we cannot predict what impact, if any, the current interruptions in Japan may have on our business and operations in the future.
Based on calendar year 2011 industry estimates, the notebook market is anticipated to increase approximately 10% and the mobile smartphone market is anticipated to increase approximately 49% over 2010 levels.
Gross Margin.
Gross margin as a percentage of net revenue was 40.5%, or $57.6 million, for the quarter ended March 31, 2011 compared with 40.7%, or $47.3 million, for the quarter ended March 31, 2010. Gross margin as a percentage of net revenue was 40.7%, or $185.5 million, for the nine months ended March 31, 2011 compared with 40.5%, or $149.5 million, for the nine months ended March 31, 2010.
As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to a customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve.
Operating Expenses.
Research and Development Expenses. Research and development expenses decreased slightly as a percentage of net revenue to 18.2% from 18.3%, while the cost of research and development activities increased $4.7 million, or 22.4%, to $26.0 million for the quarter ended March 31, 2011 compared with $21.2 million for the quarter ended March 31, 2010. The increase in research and development expenses primarily reflected a $2.0 million increase in employee related costs, a $1.3 million increase in temporary services, and an $894,000 increase in infrastructure and support costs for the additional staffing.
Research and development expenses decreased as a percentage of net revenue to 17.0% from 17.2%, while the cost of research and development activities increased $13.9 million, or 21.8%, to $77.5 million for the nine-month period ended March 31, 2011 compared with $63.6 million for the nine-month period ended March 31, 2010. The increase in research and development expenses primarily reflected a $6.1 million increase in employee related costs, a $3.7 million increase in temporary services, and a $2.9 million increase in infrastructure and support costs for the additional staffing.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased as a percentage of net revenue to 12.1% from 12.6%, while the cost of selling, general, and administrative activities increased to $17.2 million for the three-month period ended March 31, 2011 compared with $14.6 million for the three-month period ended March 31, 2010. The increase in selling, general, and administrative expenses primarily reflected a $1.4 million increase in employee related costs, and a $1.1 million increase in infrastructure and support costs for the additional staffing.
Selling, general, and administrative expenses decreased as a percentage of net revenue to 11.4% from 12.2%, while the cost of selling, general, and administrative activities increased to $51.8 million for the nine-month period ended March 31, 2011 compared with $45.0 million for the nine-month period ended March 31, 2010. The increase in selling, general, and administrative expenses included $2.7 million of non-recurring executive officer resignation costs, a $2.0 million increase in employee related costs, and a $3.2 million increase in infrastructure and support costs.
Interest Expense. All of our interest expense related to our convertible notes issued in December 2004. Interest expense was $4,000 for each of the three months ended March 31, 2011 and 2010.

Interest expense was $13,000 for the nine months ended March 31, 2011 compared with interest expense of $2.4 million, of which $2.1 million represents debt issuance cost amortization, for the nine months ended March 31, 2010. During fiscal 2010, $63.0 million of convertible notes were retired, leaving $2.3 million outstanding as of June 30, 2010 and March 31, 2011.
Provision for Income Taxes.
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $1.2 million and $45,000 for the three months ended March 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended March 31, 2011 was 8.0% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the federal and state research credit, and the release of unrecognized tax benefit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended March 31, 2010 was 0.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. We recorded a tax benefit of $1.8 million from the carryback of a prior year net operating loss, which represents a revision of tax benefits generated in fiscal 2008 and 2009.
Tax benefit associated with share-based compensation was approximately $2.3 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended March 31, 2011 and 2010 would have been 15.3% and 9.0%, respectively.
The provision for income taxes of $7.0 million and $5.1 million for the nine months ended March 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the nine months ended March 31, 2011 was 12.4% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the release of unrecognized tax benefits, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the nine months ended March 31, 2010 was 13.3% and diverged from the combined federal and state statutory rate primarily because of increased foreign income taxed at lower tax rates, the recognition of tax benefit on the carryback of a prior year net operating loss, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, the impairment of an investment for which a full valuation allowance was established, and the establishment of a valuation allowance on certain deferred tax assets.
Tax benefit associated with share-based compensation was approximately $7.4 million and $7.0 million for the nine months ended March 31, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2011 and 2010 would have been 17.5% and 18.4%, respectively.

Liquidity and Capital Resources
Our cash and cash equivalents were $246.3 million as of March 31, 2011 compared with $209.9 million as of June 30, 2010, an increase of $36.4 million. The increase reflects the combination of $64.5 million provided from operating cash flows and $20.6 million from the issuance of common stock under our share-based compensation plans, partially offset by $40.2 million used to repurchase 1,451,180 shares of our common stock and $9.6 million used for the purchase of capital equipment.
Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2011 generated cash of $64.5 million compared with $77.6 million of cash generated during the nine months ended March 31, 2010. For the nine months ended March 31, 2011, net cash provided by operating activities was primarily attributable to net income of $49.9 million plus adjustments for non-cash charges of $31.6 million, partially offset by a $17.0 million net increase in operating assets and liabilities. The net increase in operating assets and liabilities was primarily attributable to a $14.0 million increase in inventory. Our days sales outstanding decreased from 63 to 62 days from June 30, 2010 to March 31, 2011 and our inventory turns decreased from 19 to 10 for the same period, reflecting an increase in our ASIC die bank and other components.
Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of property and equipment. Investing activities during the nine months ended March 31, 2011 used net cash of $9.3 million compared with $17.8 million of net cash generated during the nine months ended March 31, 2010. During the nine months ended March 31, 2011, net cash used in investing activities consisted of $9.6 million used for the purchase of property and equipment, partially offset by proceeds of $350,000 from non-current investments.
Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2011 was approximately $18.8 million compared with $95.7 million net cash used in financing activities for the nine months ended March 31, 2010. Cash used in financing activities for the nine months ended March 31, 2011 included $40.2 million used to repurchase 1,451,180 shares of our common stock and $2.3 million used for the payment of payroll taxes for DSUs, partially offset by $20.6 million of proceeds from common stock issued under our share-based compensation plans.
Common Stock Repurchase Program. Our Board of Directors has cumulatively authorized $420.0 million for our common stock repurchase program. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. We hold common stock repurchased under this program as treasury stock. From April 2005 through March 31, 2011, we repurchased 12,322,493 shares of our common stock in the open market for an aggregate cost of $322.1 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $19.10. As of March 31, 2011, we had $97.9 million available under our common stock repurchase program, which expires in April 2012.
Bank Credit Facility. We currently maintain a $40.0 million unsecured working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2011, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of March 31, 2011.
$250 Million Shelf Registration. We have registered an aggregate of $250.0 million of common stock (including the associated rights), preferred stock, debt securities, depositary shares, warrants, purchase contracts, and units (collectively “securities”) for issuance to raise funds for general corporate purposes, which may include the repayment of indebtedness outstanding from time to time, working capital, capital expenditures, acquisitions, and repurchases of our common stock or other securities. Securities issued under the shelf registration generally will be freely tradeable after their issuance unless held by an affiliate of our company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.
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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
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
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of March 31, 2011 were as follows (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	6	3	3	—	—
Purchase obligations and other commitments	17	7	6	4	—

Total	$26	$10	$9	$4	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligations.
As of March 31, 2011, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our unrecognized tax benefits of $19.6 million.

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
Issuer Purchases of Equity Securities
Our Board of Directors has cumulatively authorized $420.0 million for our common stock repurchase program. The remaining amount authorized for the repurchase of our common stock is $97.9 million. There were no repurchases under the stock repurchase program during the three-month period ended March 31, 2011.

ITEM 6.	EXHIBITS

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SYNAPTICS INCORPORATED

Date: April 29, 2011	By:	/s/ Russell J. Knittel

		Name:	Russell J. Knittel
		Title:	Interim President and Chief Executive Officer

	By:	/s/ Kathleen A. Bayless

		Name:	Kathleen A. Bayless
		Title:	Chief Financial Officer, Secretary, and Treasurer