Form 10-K
period 2011-06-25
SYNAPTICS INC
filed 2011-08-22
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 25, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by nonaffiliates of the registrant (24,500,841 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 24, 2010 of $29.52, was $723,264,826. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of August 10, 2011, there were outstanding 32,919,759 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED
ANNUAL REPORT ON FORM 10-K
FISCAL 2011
Statement Regarding Forward-Looking Statements
The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2012 and thereafter; our positioning in our target markets; our ability to continue to enhance our market position and increase our business through introducing market leading interface solutions; the strength of our intellectual property portfolio, engineering know-how, systems engineering experience, and technological expertise; the success of our product development strategies; the attractiveness of our product solutions, including their performance, cost, customer satisfaction, market position, and potential; continued success of our virtual manufacturing platform; the strength of our customer relationships; the amounts of revenue generated as a result of sales to significant customers; our competitive position and competitive factors; potential acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market, primarily notebook computers, the markets for digital lifestyle products, including mobile smartphones and feature phones, the tablet market, and other select electronic device markets with our customized human interface solutions.
We are a market leader in providing human interface solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones. We generally supply our human interface solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them.
Our website is www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act, as amended, or the Exchange Act. These reports are available immediately after their electronic filing with the SEC. Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were 52-week periods ended June 25, 2011, June 26, 2010, and June 27, 2009.
PC Market
We provide custom human interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as remote control devices for desktops, PCs, and digital home applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position and movement of a person’s finger on its surface; the ClickPad™, a TouchPad application, which eliminates the need for physical buttons; the TouchStyk™, a self-contained, easily integrated pointing stick module; and dual pointing solutions, which combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice.
The latest industry projections for notebook unit growth for the period 2011 through 2015 show a compound annual growth rate of 16% compared with an increase of 2% for desktop computers, reflecting the continued migration of desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook computer market. We believe we are well positioned within the notebook computer market as our product lines of touch pads and pointing sticks allow us to address 100% of the notebook computer market.
Digital Lifestyle Product Markets
We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, experience in providing human interface solutions to major OEMs of electronic devices, and proven track record of growth in our expanding notebook computer interface business position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing digital lifestyle trend. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing communications and entertainment devices within the digital lifestyle product markets, particularly mobile smartphones and feature phones. Digital lifestyle products include mobile smartphones and feature phones, video and music players, and global positioning devices, as well as a variety of mobile, handheld, wireless, and entertainment devices. Our array of human interface solutions for digital lifestyle products are designed to enrich the interface on peripherals, mobile smartphones, and feature phones, allowing the user to more easily use or navigate complex menu systems on their devices. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability enable us to serve multiple aspects of the markets for digital lifestyle products and other electronic devices.

Our human interface solutions for the mobile smartphone and feature phone market constitutes an important percentage of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones accounted for approximately 51% and 35% of our net revenue in fiscal 2011 and 2010, respectively. Our ongoing success in serving this market will depend upon the continued growth of the mobile smartphone and feature phone portion of the overall mobile phone market; our ability to demonstrate to mobile phone OEMs the advantages of our human interface solutions in terms of performance, usability, size, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs, the advantages of our flexible touchscreen fulfillment model and systems engineering expertise.
Industry projections for the mobile smartphone market for the period 2011 through 2015 show a compound annual growth rate of 20%, reflecting the trend towards greater functionality in mobile smartphone products to meet and address the expanded needs and expectations of the consumer oriented market. These products require a simple, durable, and intuitive human interface solution to enable the user to navigate efficiently through menus and scroll through information contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface solutions by OEMs in this market.
Tablet Market
The tablet market represents a new opportunity for our touchscreen intellectual property portfolio, engineering know-how, and technological expertise. Our ClearPad Series 7 is specifically targeted for this market, and its features and functionality can be customized to OEM specifications. Tablet based capacitive touch interface devices are now offered by several leading PC and mobile phone OEMs and utilize various operating systems, including Android and others.
Our Strategy
Our objective is to continue to enhance our position as a leading supplier of human interface solutions for the PC market, for the markets for digital lifestyle products, including mobile smartphones and feature phones, and for the developing tablet market. Key aspects of our strategy to achieve this objective include those set forth below.
Extend Our Technological Leadership
We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface solutions while increasing their applications, capabilities, and performance. We plan to continue enhancing the ease of use and functionality of our solutions. We also plan to expand our research and development efforts through increased investment in our engineering activities, the hiring of additional engineering personnel, and potential strategic acquisitions and alliances. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis the most advanced, easy-to-use, functional human interface solutions to our target markets.
Enhance Our Position in the PC and Mobile Smartphone and Feature Phone Markets
We intend to continue introducing market-leading human interface solutions in terms of performance, functionality, size, and ease of use for the PC and mobile smartphone and feature phone markets. We plan to continue enhancing our customers’ industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.

Capitalize on Growth of New Markets
We intend to capitalize on the growth of new markets, such as the tablet market, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive human interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost; and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.
Emphasize and Expand Customer Relationships
We plan to emphasize and expand our strong and long-lasting customer relationships and to establish successful relationships with new customers. In each market we serve, we plan to provide the most advanced human interface solutions for our customers’ products. We believe that our human interface solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors. We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface solutions in a timely and cost-effective basis. To do so, we work continually to improve our productivity, to reduce costs, and to speed the delivery of our human interface solutions. We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts. We also focus on providing timely support to our customers after the purchase of our human interface solutions.
We plan to increase our business with existing customers and attract new customers by offering both custom designed solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable them to develop their own human interface designs in products such as mobile smartphones and feature phones, tablets, PC peripherals, and other digital entertainment devices. We offer our mobile smartphone and feature phone customers a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or our chip or tail solutions, which enable customers to utilize our proprietary solutions together with third-party components and assembly.
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
We believe these characteristics will enable us to maintain our leadership position in the PC market and to enhance our position as a technological enabler within the markets for digital lifestyle products, including mobile smartphones and feature phones, and tablets.
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
Our emphasis on technological leadership and design capabilities positions us to provide unique human interface solutions that address specific customer requirements. Our long-term working relationships with large, global OEMs provide us with experience in satisfying their demanding design specifications and other requirements. Our custom product solutions provide OEMs with numerous benefits, including the following:
•	system integration;
•	reduced product development costs;
•	shorter product time to market;
•	compact and efficient platforms;
•	improved product functionality and utility; and
•	product differentiation.
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
We utilize capacitive technology rather than resistive or mechanical technology in our product solutions. Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts and does not require activation force, thereby providing a durable, more reliable solution that can be integrated into both curved and flat surfaces. Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.

Products
Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.
TouchPad
Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position and movement of one or more fingers on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation, cursor movement, and gestures and provides a platform for interactive input for both the consumer and corporate markets. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface solutions. Our TouchPad solutions offer various advanced features, including the following:
•	Scrolling. Our TouchPad permits the user to customize the scrolling feature as One Finger Scrolling, Two-Finger Scrolling, or ChiralMotion™ Scrolling based on their preference.
•	Customizable tap zones. These zones permit designated portions of the TouchPad to be used to simulate mouse clicks, launch applications, and perform other selected functions.
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
ClickPad
Our ClickPad introduces a clickable mechanical design to the TouchPad application that eliminates the need for physical buttons. The buttonless design of our ClickPad allows for unique, intuitive industrial design and makes it an excellent alternative to conventional input and navigation devices. Our ClickPad is activated by pressing down on the internal tact switch to perform a left- or right-button click and provides tactile feedback similar to pressing a physical button. The latest version of ClickPad features ClickEQ, a mechanical solution that provides uniform click depth to maximize the surface area available for gestures and improve click performance over hinged designs.
Dual Pointing Solutions
Our dual pointing solutions offer a TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice. Our dual pointing solutions also provide the end user the ability to use both interfaces interchangeably. Our dual pointing solutions provide the following advantages:
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
TouchStyk
Our TouchStyk is a proprietary pointing stick interface solution for PC notebooks. TouchStyk is a self-contained, easily integrated module that uses capacitive technology similar to that of our TouchPad. TouchStyk is enabled with press-to-select and tap-to-click capabilities and can be easily integrated into multiple computing and communications devices. In addition, our design greatly reduces susceptibility to electromagnetic interference, thereby providing greater pointing accuracy and preventing the pointer from drifting when not in use. Our modular approach allows OEMs to include our TouchPad, our TouchStyk, or a combination of both interfaces (dual pointing) in their products.
NavPoint
Our NavPoint solution offers TouchPad functionality for small form factor devices for improved usability and versatility in accessing and managing content in handheld devices through unique navigation controls, including short- and long-distance scrolling features, tapping, and mouse-like cursor navigation.
ClearPad
Our ClearPad touchscreen solutions typically consist of a transparent, thin capacitive sensor, which is a traditional discrete sensor, that can be placed over any display, such as an LCD or OLED. Similar to our traditional TouchPad, our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption. ClearPad can be mounted beneath curved surfaces, providing for unique industrial designs. ClearPad enables the user to interact directly with the display on electronic devices, such as mobile phones and tablets.
Our ClearPad Series 3 can provide full-time tracking of ten or more fingers simultaneously and features stylus support and support for various sensor configurations, including traditional discrete sensors, sensor-on-lens, which includes sensor electrodes patterned on the bottom of the glass cover lens; on-cell, which includes sensor electrodes patterned on the display glass; and in-cell, which includes sensor electrodes patterned inside the LCD glass. Our ClearPad Series 1 and 2 product families provide a low-profile form factor, high reliability, durability, and accuracy, and low power consumption for feature-based and mass-market handsets.
Our ClearPad Series 4 products combine our proprietary capacitive multi-touch technology with a device’s display driver in a single-chip solution delivering advanced display noise management and improved capacitive sensing performance. Our display integration on-cell and in-cell solutions provide cost-effective, capacitive, multi-touch interfaces for mobile devices and enables thinner form factors.
Our ClearPad Series 7 products are designed to meet the requirements of the large touchscreen market for products more closely related to clamshell notebooks, slates, tablets, and similar devices. Our ClearPad Series 7 products include low-cost, single-chip touchscreen solutions and multi-chip touchscreen solutions designed for devices that have more demanding user input requirements, such as gaming applications.
FlexPad
This capacitive sensing interface is mounted beneath a mechanical keypad, and allows the keypad surface to be used for advanced scrolling and navigation features, character entry, and advanced gesture input on handheld devices. With navigation functionality similar to a touch pad, FlexPad offers interface and industrial design differentiation while improving device interaction.

ClearButtons
Our ClearButtons product is an extension of our core capacitive sensing technology that has been used in TouchPad solutions for notebook PCs, mobile smartphones, and feature phones. ClearButtons is a clear sensor that can be mounted under plastic, providing OEMs with easy integration and attractive design options for scrolling and buttons.
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
OneTouch
Our OneTouch offering is a configurable solution based on our capacitive sensing technology, which includes a capacitive sensing ASIC, easy-to-use design tools, documentation, and technical support, that enables customers to develop their own custom interface designs in-house for capacitive buttons and scrolling applications in various products, including mobile smartphones and feature phones, portable digital media players, and PC peripherals, such as monitors, keyboards, mice, and remote controls. OneTouch increases our reach from a customer standpoint by offering them an alternative and flexible way to leverage our engineering know-how, and technological expertise whether through our traditional custom module solution or through the OneTouch capability that allows them to implement capacitive sensing in-house when design integration or quick design turns are important.
Proximity Sensing
Our proximity sensing technology enables users to interact with consumer electronics without touch. With this technology, sensors in a device, such as a notebook PC, mobile phone, peripheral, or digital photo frame, sense the presence of a user’s hand to activate a function, such as illuminating LEDs for discoverable buttons or waking devices from power-saving mode.
Dual Mode
Our Dual Mode-enabled TouchPad interface allows a user to switch between cursor control and icon-based control on the TouchPad surface. In default mode, a Dual Mode-enabled TouchPad provides the same cursor control for on-screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, control icons illuminate on the TouchPad surface.
Capabilities
Our products are supported by a variety of feature capabilities allowing for further product differentiation and easy customer integration.
Synaptics Gesture Suite
Our Synaptics Gesture Suite, or SGSTM, provides users with an intuitive way to interact productively with their notebook computers. SGS was developed by analyzing the most common workflows from entertainment activities, such as viewing photos and listening to music, to productivity activities, such as accessing emails and presentations. The result is an intelligent usability model that makes it intuitive for consumers to understand and discover features easily, resulting in a better user experience. SGS represents a growing portfolio of gestures available on our interface solutions. These gestures are compatible with a wide range of Microsoft Windows and Linux applications to enhance the value and productivity of notebook PCs and peripheral devices that use our TouchPads. Gestures currently in the market include Pinch, Rotate, ChiralMotion Scrolling, Two-Finger Scrolling, Three-Finger Flick, Three-Finger Down, and Four-Finger Flick.

Enhanced Gesture Recognition™
Our Enhanced Gesture Recognition is a suite of ClearPad gestures included in our firmware. Customers can easily enable SingleTouch gestures, such as Tap, Double Tap, Press, and Flick; DualTouch gestures, such as Pinch and Pivot Rotate; and multi-finger gestures for ClearPad directly from our touch module firmware. No additional recognition software is required on the host processor to implement these gestures. This approach lowers host processor resource requirements and ensures that gestures are implemented using our proven pattern-recognition technology.
Dual Mode for TouchPad
Our Dual Mode-enabled TouchPad interface allow a user to switch between cursor control and icon-based controls on the TouchPad surface. In default mode, a Dual Mode-enabled TouchPad provides the same cursor control for on-screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, control icons illuminate on the TouchPad surface.
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
Proximity Sensing
Our proximity sensing technology enables users to interact with consumer electronics without touch. With this technology, sensors in a device, such as a notebook PC, mobile phone, peripheral, or digital photo frame, sense the presence of a user’s hand to activate a function. These sensors can illuminate LEDs for discoverable buttons, immediately wake devices from power-saving mode, or activate other functionality.
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
InterTouch
Our InterTouch utilizes a high bandwidth internal subsystem to communicate commands between the touch pad and the host processor enabling Multi-Touch “Full-Time Finger Tracking,” for a better finger gesture-based user experience. InterTouch enhances the performance of our image sensing TouchPad products, which can provide full-time tracking of ten or more fingers simultaneously, and is not possible with a lower-speed legacy PS/2 interface. InterTouch uses existing industry standard, higher-speed subsystem interfaces, which will be available to any OEM and any touch pad provider. Additional InterTouch capabilities include the following:
•	Cross Platform & Brands. Our InterTouch will work with all of our TouchPads and ClickPads.
•	Enhanced Gestures. This feature allows multi-finger gesture tracking and counting.
•	Re-flash/Re-programmability. Our InterTouch substantially increases data throughput, which provides fast re-flash times.
Our InterTouch is designed for full compatibility with current and future Windows platforms, and we anticipate it also will be supported on Linux-based platforms in future releases.

Technologies
We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, pattern recognition, and touch-sensing technologies. With 125 U.S. patents in force and 128 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property create barriers for competitors and allow us to provide human interface solutions in a variety of high-growth markets.
Our broad line of human interface solutions currently is based upon the following key technologies:
•	capacitive position sensing technology;
•	capacitive force sensing technology;
•	transparent capacitive position sensing technology;
•	pattern recognition technology;
•	mixed signal integrated circuit technology;
•	multi-touch technology; and
•	proprietary microcontroller technology.
In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows, Android, Google Chrome, Symbian, Unix, and Linux, provides us with a competitive advantage.
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
As of the end of fiscal 2011, we employed 446 people in our technology, engineering, and product design functions in the United States, Taiwan, Hong Kong, Korea, Japan and China. Our research and development expenses were approximately $105.0 million, $86.6 million, and $68.0 million in fiscal 2011, 2010, and 2009, respectively.
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

We hold 125 U.S. patents in force and have 128 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws and the source code for our proprietary software is protected under applicable trade secret laws.
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
Customers
Our customers include many of the world’s largest PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers, including mobile smartphone and feature phone OEMs. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing human interface solutions. We believe our strong relationship with our OEM customers, many of which are also currently developing tablets and digital lifestyle products, will continue to position us as a source of supply for their product offerings.

Our industry leading OEM customers in fiscal 2011 included the following:
•	Acer

•	Asustek

•	Dell

•	Hewlett-Packard

•	HTC

•	Huawei

•	Lenovo

•	LG Electronics

•	Nokia

•	Samsung

•	Sharp

•	Sony Ericsson

•	Techmosa International

•	Toshiba
We generally supply custom-designed products to our OEM customers through their contract manufacturers. We sell our custom-designed products directly to these contract manufacturers, some of which include BYD, Compal, Flextronics, Inventec, Kuroda, Nolato, Wintek, Wistron, TPK, and Zhan Yun Shanghai Electronics. No customer accounted for more than 10% of our net revenue for fiscal 2011. Sales to Zhan Yun Shanghai Electronics and Compal accounted for approximately 11% and 10%, respectively, of our net revenue for fiscal 2010. We supply our OneTouch solution to both OEM contract manufacturers and OEM customers.
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
As of the end of fiscal 2011, we employed 134 sales and marketing professionals. We maintain nine customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, and Switzerland. In addition, we utilize sales representatives/sales distributors in China, Japan, and Taiwan.
International sales constituted approximately 99% of our revenue for each of fiscal 2011, 2010, and 2009. Approximately 80% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and digital lifestyle product OEMs. All of our sales were denominated in U.S. dollars.
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

After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or are shipped directly to our customers. During the assembly process, our die or ASIC is combined with other components to complete the module for our custom human interface solution. The finished assembled product is subsequently shipped by our contract manufacturers directly to our customers for integration into their products.
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
Our third-party contract manufacturers are Asian-based organizations. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. Our reliance on those parties exposes us to vulnerability owing to our dependence on few sources of supply. We believe, however, that other sources of supply are available. In addition, we may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.
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
Backlog
As of the end of fiscal 2011, we had a backlog of orders of $76.0 million, a decrease of $8.9 million compared with a backlog of orders as of the end of fiscal 2010 of $84.9 million. The mix of products ordered by customers at the end of fiscal 2011 had a lower average selling price than those ordered at the end of fiscal 2010, resulting in the decrease in backlog. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.
Competition
Our principal competitors in the sale of notebook touch pads are Alps Electric, a Japanese conglomerate, and Elan Microelectronics, a Taiwanese company, and our principal competitor in the sale of notebook pointing sticks is Alps. In the markets for digital lifestyle products and other electronic devices, our competitors include Atmel, Cypress, Melfas, and various other companies involved in human interface solutions. In certain cases, large OEMs may develop alternative human interface solutions for their own products or provide key components for use in designing human interface solutions.
In the notebook human interface market, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, customer service, and the long track record of performance of our human interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the notebook computer market that uses dual pointing interfaces. Our ability to supply OEMs with TouchPads, TouchStyks, and dual pointing alternatives enhances our market position as we can provide OEMs with the following advantages:
•	single source supplier to eliminate compatibility issues;
•	cost-effective and simplified integration;
•	simplified product line to address both interface preferences;
•	end user flexibility because one notebook can address both user preferences;

•	highly experienced engineering resources, particularly in the mechanical, industrial design, and electrical areas as the general notebook computer market embraces thinner and lighter designs; and
•	modular approach allowing OEMs to utilize our TouchPad, our TouchStyk, or a combination of both interfaces.
In the human interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and pattern recognition technologies. We believe our solutions-based systems engineering experience coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve, we believe we are positioned to compete aggressively for this business based on our proven track record, our marquee global customer base, and our reputation for design innovation. New competitors, alliances among competitors, or alliances among competitors and OEMs also may emerge and allow competitors to rapidly acquire significant market share.
Furthermore, our competitors or our customers may develop technologies in the future that more effectively address the human interface needs of the notebook computer market and digital lifestyle product markets. Our sales, profitability, and success depend on our ability to compete with other suppliers of human interface solutions and components used in human interface solutions. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our human interface solutions.
Employees
As of the end of fiscal 2011, we employed a total of 676 persons, including 96 in operations, finance, and administration; 134 in sales and marketing; and 446 in research and development. Of these employees, 394 were located in North America, 275 in Asia/Pacific, and seven in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.
Executive Officers
The following table sets forth certain information regarding our executive officers as of July 31, 2011:

Name	Age	Position

Russell J. Knittel	61	Interim President and Chief Executive Officer, and Director

Kathleen A. Bayless	55	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

Kevin D. Barber	51	Senior Vice President and General Manager, Handheld Division

David B. Long	50	Senior Vice President of World Wide Sales

Stanley A. Swearingen	51	Senior Vice President of Strategic Technology, Corporate Development, and the System Silicon Division

Alex Wong	56	Senior Vice President of World Wide Operations

Mark N. Vena	49	Senior Vice President and General Manager, PC Division

Russell J. Knittel has been interim President and Chief Executive Officer and a Director of our company since October 2010. Mr. Knittel served as Executive Vice President of our company from July 2007 to October 2010 and acting General Manager of our Handheld Division from July 2010 to October 2010. Mr. Knittel served as Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer of our company from November 2001 until his retirement from those positions in September 2009. Mr. Knittel served as Senior Vice President of our company from November 2001 until July 2007. He served as Vice President of Administration and Finance, Chief Financial Officer, and Secretary of our company from April 2000 through October 2001. Mr. Knittel is a director of MarineMax, Inc. and OCZ Technology Group, Inc., which are both publicly held companies. Mr. Knittel also serves as a director of LitePoint Corporation, a privately held company. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University at Fullerton and a Masters of Business Administration from San Jose State University.
Kathleen A. Bayless has been Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of our company since September 2009. Ms. Bayless served as the Senior Vice President — Finance of our company from March 2009 to September 2009. Ms. Bayless spent 13 years at Komag, a leading supplier of thin-film disks to the disk drive industry, where she served most recently as Executive Vice President, Secretary, and Chief Financial Officer beginning in September 2002. Komag filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on August 24, 2001, and emerged from bankruptcy in June 2002. Prior to joining Komag, Ms. Bayless held the position of Senior Audit Manager at the public accounting firm of Ernst & Young. Ms. Bayless holds a Bachelor of Science degree from California State University Fresno and is a certified public accountant.
Kevin D. Barber has been the Senior Vice President and General Manager of the Handheld Division of our company since January 2011. Prior to joining our company Mr. Barber was Chief Executive Officer of ACCO Semiconductor since 2008. From 2007 to 2008, Mr. Barber served as a Principal consultant at PRTM focused on the electronics industry. Mr. Barber was Senior Vice President, General Manager of the Mobile Solutions business at Skyworks Solutions from 2003 to 2006 where he was responsible for delivering innovative RF products to the mobile industry. Mr. Barber was Senior Vice President of Operations at Skyworks Solutions from 2002 to 2003 and Conexant Systems from 2001 to 2002. Previously, Mr. Barber held various senior operations positions at Conexant Systems and Rockwell Semiconductor. Mr. Barber holds a Bachelor of Science in Electrical Engineering from San Diego State University and Masters of Business Administration from Pepperdine University.
David B. Long has been Senior Vice President of World Wide Sales of our company since July 2010. Mr. Long served as Vice President of World Wide Sales of our company from January 2008 to July 2010. Prior to joining our company, Mr. Long served as Vice President of Worldwide Sales for Consumer Products at LSI Logic Corporation where he directed the management of sales and customer support for standard and custom silicon solutions. From 2003 to 2006, Mr. Long served as the Vice President of Asia Pacific Sales of LSI, focusing on the Consumer and Storage product segments. Mr. Long was the Director of North American-West Sales for LSI Operations from 2002 to 2003. Mr. Long also managed LSI’s worldwide account with Cisco Systems from 1998 until 2002, directing an extended team of sales, engineering, marketing, operations, and customer service representatives. Mr. Long holds a Bachelor’s degree in Business Administration/Marketing Management from California Polytechnic University, San Luis Obispo.
Stanley A. Swearingen has been Senior Vice President of Strategic Technology, Corporate Development, and the System Silicon Division of our company since July 2010. Prior to joining our company, Mr. Swearingen served as a member of the Office of the President at MiniCircuits from March 2009 to October 2009 where he was responsible for strategy and corporate development. From August 2004 to November 2008, Mr. Swearingen was the Vice President and General Manager of the Linear Product business unit at Skyworks Solutions, Inc., which designs, manufactures, sells, and supports a diverse portfolio of RF products and licensing of intellectual property. Mr. Swearingen was Vice President and General Manager of Agere Systems Computing Connectivity division, where he was responsible for the design and manufacturing of wired and wireless connectivity solutions from November 2000 to August 2004. From July 1999 to November 2000, Mr. Swearingen served as Chief Executive Officer of Quantex Microsystems, a direct provider of personal computers, servers, and Internet infrastructure products. Mr. Swearingen has also held senior management positions at National Semiconductor, Cyrix, and Digital Equipment Corp.
Alex Wong has been Senior Vice President of World Wide Operations of our company since July 2010. Mr. Wong served as Vice President of World Wide Operations of our company from September 2006 to July 2010. From 2003 to 2006, Mr. Wong served our company as Managing Director of Hong Kong and Director of Operations. Prior to joining our company, Mr. Wong held various management positions with National Semiconductor Corporation, including General Manager for National Joint Ventures in China and Hong Kong and Director of Corporate Business Development. Mr. Wong holds a Bachelor of Science degree in Computer Science from California State University at Northridge and a Masters in Business Administration from the University of East Asia, Macau.

Mark N. Vena has been Senior Vice President and General Manager, PC Division of our company since July 2010. Mr. Vena served as Vice President, PC Business of our company from April 2007 to July 2010. Prior to joining our company, Mr. Vena served as Vice President of Worldwide Marketing of Alienware from October 2005 to March 2007. From 1982 to 2005, Mr. Vena held various business and product marketing leadership positions at Dell, Compaq, Epson, and IBM. Mr. Vena holds a Bachelor of Arts degree in History, cum laude, from Boston College.
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
We currently depend on our human interface solutions for the notebook computer market and digital lifestyle product markets for substantially all of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial position.
We currently depend on our human interface solutions for the notebook computer market and digital lifestyle product markets for substantially all of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial position. Net revenue for our human interface solutions for our PC and digital lifestyle products, primarily mobile smartphones and feature phones, accounted for approximately 48% and 52%, respectively, of our net revenue for fiscal 2011 and 59% and 41%, respectively, of our net revenue for fiscal 2010. We did not generate any material revenue from our human interface solutions for mobile smartphones and feature phones until the fourth quarter of fiscal 2008.
A softening of demand in the notebook portion of the PC market, a reduced level of our participation in the notebook portion of the PC market, or a slowdown of growth in the notebook portion of the PC market because of consumer preferences, the emergence of tablet or slate devices not including our product solutions, or other factors would cause our business, results of operations, and financial position to suffer. Similarly, the lack of market acceptance of our product solutions compared with competitive products in the mobile smartphone and feature phone market or our inability to be a leading supplier of human interface solutions for mobile smartphone and feature phone products would have a negative effect on our business, results of operations, and financial position.
Net revenue from our human interface solutions for digital lifestyle products has been volatile in the past, and may not increase or be less volatile in the future.
Net revenue from our human interface solutions for digital lifestyle products, particularly mobile smartphones and feature phones and portable digital music players, has been volatile in the past. Our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future. Net revenue from our human interface solutions for digital lifestyle products was $309.1 million (which included $304.5 million for mobile smartphones and feature phones and $4.6 million for portable digital music players) in fiscal 2011 and $209.2 million (which included $177.4 million for mobile smartphones and feature phones and $31.7 million for portable digital music players) in fiscal 2010. Our interface business for digital lifestyle products faces many uncertainties, including our success in enhancing our market share in evolving markets dominated by a limited number of OEMs and market acceptance of our product solutions over competitive product solutions. Our inability to address these uncertainties successfully and to be a leading supplier of human interfaces for digital lifestyle products would negatively affect our business.
We are transitioning a significant portion of our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions, which may result in lower revenue.
We are transitioning a significant portion of our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions, which may result in lower revenue. Historically, we provided a significant portion of our mobile smartphone and feature phone customers with a complete touchscreen module, including our proprietary controller ASIC, associated electronics, firmware, software, and systems engineering and design as well as a third-party capacitive sensor and module assembly. During fiscal 2011, our full module solutions for the mobile smartphone and feature phone market declined from approximately 50% of quarterly mobile product revenue to 30% of quarterly mobile product revenue, and we anticipate it will further decline to no more than 10% of mobile product revenue in fiscal 2012. As a result of emerging industry factors, many of our customers are moving to either a chip solution in which we offer our proprietary controller ASIC, firmware, software, and systems engineering and design with the customer utilizing third-parties for the associated electronics, sensor, and module assembly or a tail solution in which we offer our proprietary controller ASIC, associated electronics, firmware, software, and systems engineering and design with the customer utilizing third-parties for the sensor and module assembly. Our chip or tail solutions for mobile smartphones and feature phones typically generate lower revenue, but higher gross margin, than our full module solutions.

Our historical financial performance is based on net revenue generated from our human interface solutions for the notebook computer market and, more recently, our human interface solutions for digital lifestyle products, and may not be indicative of our future performance.
Our historical financial performance is based on net revenue generated from our human interface solutions for the notebook computer market and, more recently, our human interface solutions for digital lifestyle products, particularly mobile smartphones and feature phones. As recently as fiscal 2008, we derived a large majority of our net revenue from the sale of our TouchPad products for notebook computers. In fiscal 2011, net revenue from our human interface solutions for digital lifestyle products exceeded net revenue from our PC product solutions for the first time in our history. We expect a relatively even revenue mix between sales of our human interface solutions for notebook computers and our human interface solutions for mobile smartphones and feature phones. However, we have a more limited operating history in the markets for digital lifestyle products, including mobile smartphones and feature phones, and virtually no operating history for other products, such as tablets. In addition, we are transitioning a significant portion of our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions.
We cannot assure you that our human interface business for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.
Our product solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of mobile computing, communication, entertainment, and electronic devices in addition to notebook computers and mobile smartphones and feature phones. We are currently targeting the rapidly developing tablet market. Our tablet products, including the ClearPad Series 7, face many uncertainties and have no established track record in this market. Our inability to address these uncertainties successfully and to become a leading supplier in the tablet market would result in a slower growth rate than we currently anticipate. We do not know whether our products for the tablet market will gain market acceptance or will ever result in a substantial portion of our revenue on a consistent basis. The failure to succeed in the tablet market would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate the tablet market.
Various target markets for our interfaces, such as tablets, GPS devices, smart handheld devices, and interactive games and toys, may develop slower than anticipated or could utilize competing technologies. The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of users of these products.
Our ability to generate significant revenue from new markets will depend on various factors, including the following:
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
Competitive advances by OEMs in the PC or digital lifestyle product markets that do not utilize our human interface solutions broadly in their product offerings at the expense of our OEM customers could result in lost sales opportunities. Within the digital lifestyle product markets, the mobile smartphone market has become an important factor in our operating results. Any failure to expand our presence in this market, a significant slowdown in the use of our human interface solutions by our customers in this market, the reduced demand for our customers’ products, or a slowdown of growth in this market would adversely affect our sales.
If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.
Because our success depends on the widespread market acceptance of our OEM customers’ products, we must continue to maintain our relationships with the leading notebook computer OEMs and expand our relationships with mobile smartphone and tablet OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface product solutions. Our failure to identify potential growth opportunities, particularly in the mobile smartphone and feature phone market and the tablet market, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.
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
In fiscal 2011, no customer accounted for more than 10% of our net revenue. In fiscal 2010, two customers accounted for 21% of our net revenue. These customers were Zhan Yun Shanghai Electronics and Compal. Additionally, receivables from Compal consisted of 12% of accounts receivable at the end of fiscal 2011. There were no other customers who represented more than 10% of our accounts receivable.
BYD, Compal, Inventec, Kuroda, Nolato, Wistron, TPK, and Zhan Yun Shanghai Electronics are some of the contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and results of operations. The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for human interface solutions from new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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
Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the digital lifestyle product markets. Our success in the digital lifestyle product markets, including those for mobile smartphones and feature phones, and the tablet market, require us to establish the value added by our products to OEMs that have traditionally used other solutions. All of the markets we serve are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Depressed economic conditions, a slowdown in the PC market, the emergence of netbooks, the emergence of new products such as tablet or slate devices, rapid changes in the mobile smartphone and feature phone market, and competitive pressures may result in lower demand for our product solutions, pricing pressures, and reduced unit margins.
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
Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by manufacturing contractors. We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, Japan, Korea, Switzerland, and Taiwan. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:
•	difficulties and costs of staffing and managing a multi-national organization,
•	unexpected changes in regulatory requirements,
•	differing labor regulations,
•	potentially adverse tax consequences,
•	tariffs and duties and other trade barrier restrictions,
•	possible employee turnover or labor unrest,
•	greater difficulty in collecting accounts receivable,
•	the burdens and costs of compliance with a variety of foreign laws,
•	the volatility of currency exchange rates,
•	potentially reduced protection for intellectual property rights, and
•	political or economic instability in certain parts of the world.
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
We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2011, approximately 7% of our costs were denominated in non-U.S. currencies, including Canadian dollars, Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.
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
A majority of our contract manufacturers are located in China, Taiwan, and Thailand, and most of our customers are located in Asia. Events outside of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries, would disrupt their operations, which would impact our business. The risk of earthquakes and tsunamis in the Pacific Rim, including Japan (such as the March 2011 earthquake and tsunamis) and Taiwan is significant because of the proximity to major earthquake fault lines. An earthquake or tsunami could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. Further, a variety of political factors, such as political unrest in Thailand or political tension between North Korea and South Korea, could disrupt our operations and our ability to meet our customers’ production schedules. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.
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
In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:
•	the cyclicality of the markets we serve;
•	the timing and size of orders;

•	order push-outs or cancellations;
•	the volume of orders relative to our ability to deliver;
•	product introductions and market acceptance of new products or new generations of products;
•	the timing of product transitions;
•	evolution in the life cycles of our customers’ products;
•	timing of expenses in anticipation of future orders;
•	changes in product mix;
•	availability of manufacturing and assembly services;
•	availability of necessary components and materials;
•	changes in cost and availability of labor and components;
•	the expanded use of high-cost, third-party components in the products we sell;
•	timely delivery of product solutions to customers;
•	pricing, performance, and availability of competitive products;
•	introduction of new technologies into the markets we serve;
•	emergence of new competitors;
•	pressures on selling prices;
•	the absolute and relative levels of corporate enterprise and consumer notebook purchases;
•	our success in serving new markets; and
•	changes in economic conditions.
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

In connection with the expansion and diversification of our product and customer base, we are increasing our personnel and making other expenditures to meet demand for our expanding product offerings, including offerings in the notebook computer and digital lifestyle markets. Increases in the demand for our products will require further expansion of our traditional notebook computer business as well as an increasing presence in the digital lifestyle product markets, including mobile smartphones and feature phones, and the tablet market. To date, our sales of human interface solutions for mobile smartphones and feature phones have varied significantly from quarter to quarter. Risks are further increased because customers do not commit to firm production schedules for more than a short time in advance. Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and results of operations could suffer.
We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.
Our success depends substantially on the efforts and abilities of our senior management and other key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel and one of our key personnel has a change of control severance agreement, we do not have employment agreements with any of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan. We are currently conducting a search for a new chief executive officer. The transition to a new chief executive officer may be disruptive to our operations and create uncertainty about our business and future direction. Until a new chief executive officer is identified, it may be more difficult for us to hire and retain senior management and other key personnel.
In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.
Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel. As a Northern California-based high-growth technology company, competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, motivate, and retain qualified personnel and our share-based compensation award programs provide us with a competitive compensatory tool for this purpose. The continued use of our share-based compensation program is necessary for us to compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs. In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.
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
Under our international operating structure, one of our affiliates licensed from us certain rights to the pre-existing and in-process technology associated with our products for exploitation in all geographic markets except the U.S., Japanese, and Korean markets, which we refer to as “ROW markets.” Our affiliate also acquired ownership of all future economic rights to product sales in ROW markets by entering into an agreement to license certain intangibles and a cost-sharing agreement under which we and our affiliate share research and development costs in accordance with certain tax rules and regulations. We believe this structure appropriately reflects where our profits are generated and may result in future tax advantages to us, but there can be no assurances that this will be the case.
In fiscal 2011, we were notified by the Internal Revenue Service, or the IRS, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The audit is ongoing, and no tax assessment has been proposed.
Repatriation of our foreign earnings to the United States or changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business.
Changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business. We consider the undistributed operating earnings of certain foreign subsidiaries of approximately $280.2 million as of the end of fiscal 2011, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of those undistributed operating earnings. Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate.
Currently our investments in auction rate securities, or ARS investments, are not liquid, and we may lose some or all of our principal invested or may be required to further reduce the carrying value if the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover.
We ended fiscal 2011 with $37.5 million invested in ARS investments for which the auctions have failed and our investments are not liquid. The carrying value of these investments was $25.9 million, reflecting $15.9 million of other-than-temporary impairment, partially offset by $4.3 million of temporary recovery. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value. This would adversely affect our financial position, results of operations, and cash flows.
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
The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market and in the markets for digital lifestyle products and other electronic devices, including mobile smartphones and feature phones, and the tablet market. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. and global economy has been historically cyclical, and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, and stock price.
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
We recognize tax benefit upon expensing nonqualified stock options and deferred stock units, or DSUs, issued under our share-based compensation plans. However, under current accounting standards, we cannot recognize tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans. For qualified stock options that vested after our adoption of the applicable accounting standards, we recognize the tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of the applicable accounting standards, the tax benefit is recorded directly to additional paid-in capital. Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock and such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.
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
Further, the U.S.-based Financial Accounting Standards Board, or FASB, is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles, or GAAP, under SEC regulations and those who are required to follow International Financial Reporting Standards, or IFRS, outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.
It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our consolidated financial position, results of operations, and cash flows. In addition, as we evolve and change our business and sales models, we are currently unable to take into account how these potential changes may impact our new models, particularly in the area of revenue recognition.
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
As of the date of this Annual Report on Form 10-K, all of the outstanding shares of our common stock were eligible for resale in the public markets. Of these shares, approximately one-third were held by affiliates and were eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rules 144 or 701 under the Securities Act of 1933, as amended, or the Securities Act, and the balance of the shares were eligible for resale in the public markets as unrestricted shares. In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who is deemed an affiliate of our company and beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.
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
Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are located in our 70,000 square foot facility in Santa Clara, California and an adjacent 64,000 square foot facility. In New York, we lease approximately 15,000 square feet used for research and development. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 23,000 square feet of space. We also maintain approximately 22,000 square feet of office space in Taiwan, approximately 14,000 square feet of office space in China, approximately 6,000 square feet of office space in Japan, approximately 10,000 square feet of office space in Korea, and less than 1,000 square feet of office space in Switzerland. We have satellite sales support offices in Finland, Singapore, Thailand, and Texas.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High	Low

Fiscal 2011:

First quarter	$33.00	$25.17
Second quarter	$30.48	$25.06
Third quarter	$32.05	$26.61
Fourth quarter	$30.17	$25.02

Fiscal 2010:

First quarter	$38.65	$23.97
Second quarter	$29.64	$20.97
Third quarter	$33.16	$25.06
Fourth quarter	$33.35	$26.31
Stockholders
As of August 10, 2011, there were approximately 200 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business, or purchase shares under our common stock purchase program rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.
Our revolving line of credit also places restrictions on the payment of any dividends.

Issuer Purchases of Equity Securities
From April 2005 through April 2010, our Board of Directors has cumulatively authorized $420.0 million for our common stock repurchase program, which expires in April 2012. The remaining amount authorized for the repurchase of our common stock is $67.9 million. Repurchases under the stock repurchase program during the three-month period ended June 25, 2011 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
March 27, 2011 - April 23, 2011	—	$—	—	$97,858,000
April 24, 2011 - May 21, 2011	974,405	28.76	974,405	69,834,000
May 22, 2011 - June 25, 2011	69,578	28.39	69,578	67,858,000

Total	1,043,983	28.74

Performance Graph
The following line graph compares cumulative total stockholder returns for the five years ended fiscal 2011 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 25, 2006. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.
The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Act or the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following presents selected financial data for each fiscal year in the five-year period ended fiscal 2011. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2007 was a 53-week period and the other fiscal years presented were 52-week periods. As our past operating results are not necessarily indicative of our future operating results, you should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenue	$598,538	$514,890	$473,302	$361,057	$266,787
Cost of revenue	352,468	306,188	281,793	213,606	160,913

Gross margin	246,070	208,702	191,509	147,451	105,874

Operating expenses:
Research and development	105,003	86,552	68,026	50,093	39,386
Selling, general, and administrative	68,549	60,027	54,014	48,126	36,247
Restructuring	—	—	—	—	915

Total operating expenses	173,552	146,579	122,040	98,219	76,548

Operating income	72,518	62,123	69,469	49,232	29,326
Interest income, net	894	(1,423)	(3,831)	(110)	1,809
Other charges or expenses	59	(443)	(10,296)	(8,274)	—

Income before provision for income taxes	73,471	60,257	55,342	40,848	31,135
Provision for income taxes	9,675	7,292	7,263	14,485	8,953

Net income	$63,796	$52,965	$48,079	$26,363	$22,182

Net income per share:
Basic(1)	$1.87	$1.57	$1.41	$0.70	$0.58

Diluted(1)	$1.80	$1.50	$1.35	$0.67	$0.55

Shares used in computing net income per share:
Basic(1)	34,042	33,836	33,981	37,667	38,337

Diluted(1)	35,454	35,423	35,577	39,365	40,536

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$247,153	$209,858	$191,970	$146,516	$265,017
Working capital	281,423	228,534	159,693	189,851	299,921
Total assets	456,201	414,679	376,150	305,249	372,425
Current debt	—	—	63,234	—	1,500
Long-term debt	2,305	2,305	—	112,089	103,867
Treasury shares, at cost	352,142	281,932	237,387	237,387	72,345
Total stockholders’ equity	339,993	286,511	222,606	121,214	220,261

(1)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, DSUs, and convertible notes. Prior to fiscal 2008, we used the “if converted” method for our convertible notes and 3,062,000 diluted shares were included in the calculation of diluted net income per share in fiscal 2007.

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
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. Our net revenue increased from $266.8 million for fiscal 2007 to $598.5 million for fiscal 2011, representing a compound annual growth rate of approximately 22%. For fiscal 2007, we derived 85% of our net revenue from the personal computer market and 15% of our net revenue from the digital lifestyle product markets. For fiscal 2011, revenue from the personal computer market accounted for 48% of our net revenue and revenue from the digital lifestyle product markets accounted for 52% of our net revenue.
Many of our customers have migrated their manufacturing operations from Taiwan to China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws, and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue.
Investments
Accounting standards require us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the accounting standards to assess whether our investments with loss positions are other-than-temporarily impaired. We follow the hierarchal approach established under the accounting standards to determine fair value of our investments.
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
Share-Based Compensation Costs
We account for employee share-based compensation costs in accordance with relevant accounting standards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than ten years and now use the simplified method of establishing the expected life as we do not have any history of options with seven-year lives. Estimated forfeitures for share-based awards that are not expected to vest are estimated based on historical trends since our initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and DSUs and up to two years for our employee stock purchase plan.
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and our employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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

Results of Operations
The following sets forth certain of our consolidated statements of income data for fiscal 2011, 2010, and 2009, along with comparative information regarding the absolute and percentage changes in these amounts (in thousands, except percentages):

	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change

Digital lifestyle product applications	$309,166	$209,153	$100,013	47.8%	$209,153	$203,707	$5,446	2.7%
PC applications	289,372	305,737	(16,365)	(5.4%)	305,737	269,595	36,142	13.4%

Net revenue	598,538	514,890	83,648	16.2%	514,890	473,302	41,588	8.8%

Gross margin	246,070	208,702	37,368	17.9%	208,702	191,509	17,193	9.0%

Operating expenses:
Research and development	105,003	86,552	18,451	21.3%	86,552	68,026	18,526	27.2%
Selling, general, and administrative	68,549	60,027	8,522	14.2%	60,027	54,014	6,013	11.1%

Operating income	72,518	62,123	10,395	16.7%	62,123	69,469	(7,346)	(10.6%)

Interest income	911	977	(66)	(6.8%)	977	3,222	(2,245)	(69.7%)
Interest expense	(17)	(2,400)	2,383	(99.3%)	(2,400)	(7,053)	4,653	(66.0%)
Loss on early retirement of debt	—	—	—	n/m (1)	—	(1,053)	1,053	n/m (1)
(Impairment)/recovery on investments, net	59	(443)	502	(113.3%)	(443)	(9,243)	8,800	(95.2%)

Income before provision for income taxes	73,471	60,257	13,214	21.9%	60,257	55,342	4,915	8.9%
Provision for income taxes	9,675	7,292	2,383	32.7%	7,292	7,263	29	0.4%

Net income	$63,796	$52,965	$10,831	20.4%	$52,965	$48,079	$4,886	10.2%

(1)	not meaningful
The following sets forth certain of our consolidated statements of income data as a percentage of revenues for fiscal 2011, 2010, and 2009:

			Percentage			Percentage
			Point			Point
			Increase			Increase
	2011	2010	(Decrease)	2010	2009	(Decrease)

Digital lifestyle product applications	51.7%	40.6%	11.1%	40.6%	43.0%	(2.4%)
PC applications	48.3%	59.4%	(11.1%)	59.4%	57.0%	2.4%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	41.1%	40.5%	0.6%	40.5%	40.5%	0.0%

Operating expenses:
Research and development	17.5%	16.8%	0.7%	16.8%	14.4%	2.4%
Selling, general, and administrative	11.5%	11.7%	(0.2%)	11.7%	11.4%	0.3%
Operating income	12.1%	12.1%	0.0%	12.1%	14.7%	(2.6%)

Income before provision for income taxes	12.3%	11.7%	0.6%	11.7%	11.7%	0.0%

Provision for income taxes	1.6%	1.4%	0.2%	1.4%	1.5%	(0.1%)

Net income	10.7%	10.3%	0.4%	10.3%	10.2%	0.1%

Fiscal 2011 compared with fiscal 2010
Net Revenue.
Net revenue was $598.5 million for fiscal 2011 compared with $514.9 million for fiscal 2010, an increase of $83.6 million, or 16.2%. Of our fiscal 2011 net revenue, $289.4 million, or 48.3%, of net revenue was from the personal computing market and $309.1 million, or 51.7%, of net revenue was from the digital lifestyle product markets, including $304.5 million from mobile smartphones and feature phones. The increase in net revenue for fiscal 2011 was attributable to a $100.0 million, or 47.8%, increase in net revenue from digital lifestyle product applications, partially offset by a decline of $16.4 million, or 5.4%, in net revenue from PC applications due to the weakness in the consumer notebook computer market. The overall increase in net revenue was primarily attributable to a 68.4% increase in unit shipments of digital lifestyle products reflecting higher market penetration of our products in these markets, partially offset by an 8.2% decline in unit shipments in the personal computing market as well as lower priced product mix in the digital lifestyle product markets, general competitive pricing pressure, and a $27.1 million decline in portable digital entertainment device revenue.

Based on industry estimates of unit shipments, the notebook computer market is anticipated to increase approximately 7% and the mobile smartphone market is anticipated to increase approximately 55% from calendar 2010 to 2011.
Gross Margin.
Gross margin as a percentage of net revenue was 41.1%, or $246.1 million, for fiscal 2011 compared with 40.5%, or $208.7 million, for fiscal 2010. As each custom-designed module we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, including warranty costs, to cost of revenue.
Operating Expenses.
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 17.5% from 16.8%, and the cost of research and development activities increased $18.5 million, or 21.3%, to $105.0 million in fiscal 2011 compared with $86.6 million in fiscal 2010. The increase in research and development expenses primarily reflected a $9.3 million increase in employee compensation and employment related costs, resulting from a 19.8% increase in research and development staffing, annual compensation adjustments, a $4.1 million increase in infrastructure and support costs for the additional staffing, a $3.7 million increase in temporary services, and a $1.1 million increase in project specific costs.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased slightly as a percentage of net revenue to 11.5% from 11.7%, and the cost of selling, general, and administrative activities increased $8.5 million, or 14.2%, to $68.5 million in fiscal 2011 compared with $60.0 million in fiscal 2010. The increase in selling, general, and administrative expenses primarily reflected a $3.5 million increase in employee compensation and employment related costs resulting from a 10.9% increase in selling, general, and administrative staffing and annual compensation adjustments; $2.7 million of non-recurring executive officer resignation costs; a $1.1 million increase in travel and entertainment costs; and a $728,000 increase in professional fees.
Operating Income.
We generated operating income of $72.5 million, or 12.1% of net revenue, for fiscal 2011, an increase of $10.4 million compared with $62.1 million, or 12.1% of net revenue, for fiscal 2010. As discussed in the preceding paragraphs, the increase in operating income was primarily attributable to an increase in net revenue and gross profit, partially offset by a $27.0 million increase in our operating expenses.
Non-Operating Income/(Loss).
Interest Income. Interest income was $911,000 for fiscal 2011 compared with $977,000 for fiscal 2010. The decrease in interest income resulted from lower average interest rates, partially offset by higher average invested cash balances.
Interest Expense. Interest expense was $17,000 and $2.4 million for fiscal 2011 and 2010, respectively. The reduction in interest expense resulted from the settlement of all but $2.3 million of our convertible notes in December 2009.
Impairment of Investments. In fiscal 2010, a portion of our ARS investments were converted to auction rate preferred stock. Accordingly, we wrote down the remaining value based on our fair value analysis and taking into account the period of time the fair value has been less than our cost. For fiscal 2011, we recognized a gain of $59,000 on the redemption of $3.2 million of our ARS investments and for fiscal 2010 we reduced the carrying value of our ARS investments by $443,000 through an other-than-temporary impairment charge to income.

Provision for Income Taxes.
The provision for income taxes was $9.7 million and $7.3 million for fiscal 2011 and 2010, respectively. The income tax provision represented estimated federal, state, and foreign taxes for fiscal 2011 and 2010. The effective tax rate for fiscal 2011 was approximately 13.2% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the release of unrecognized tax benefits, and benefit of research tax credits, partially offset by the foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for fiscal 2010 was approximately 12.1% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the recognition of tax benefit on the carryback of a prior year net operating loss of $1.8 million, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, a write-down of state deferred tax assets, and net unrecognized tax benefits associated with qualified stock options.
Tax benefit associated with total share-based compensation was approximately $9.7 million and $9.6 million for fiscal 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for fiscal 2011 and 2010 would have been 18.1% and 17.7%, respectively.
In May 2011, we were notified by the IRS that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The early periods are being audited in connection with the mandatory Joint Committee Review for a refund in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. The audit is ongoing, and no tax assessment has been proposed.
Fiscal 2010 compared with fiscal 2009
Net Revenue.
Net revenue was $514.9 million for fiscal 2010 compared with $473.3 million for fiscal 2009, an increase of $41.6 million, or 8.8%. Of our fiscal 2010 net revenue, $305.7 million, or 59.4%, of net revenue was from the personal computing market and $209.2 million, or 40.6%, of net revenue was from the digital lifestyle product markets, including $177.4 million from mobile smartphones and feature phones. The increase in net revenue for fiscal 2010 was attributable to a $36.2 million, or 13.4%, increase in net revenue from PC applications, and a $5.4 million, or 2.7%, increase in net revenue from digital lifestyle product applications. The overall increase in net revenue was primarily attributable to a 26.1% increase in unit shipments reflecting higher market penetration of our products in the personal computing and digital lifestyle markets, partially offset by lower priced product mix, general competitive pricing pressure, a decline in portable digital entertainment device revenue, and a reduced attach rate of our multimedia control solutions in notebook computers.
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
Operating Expenses.
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 16.8% from 14.4%, and the cost of research and development activities increased $18.5 million, or 27.2%, to $86.6 million in fiscal 2010 compared with $68.0 million in fiscal 2009. The increase in research and development expenses primarily reflected a $9.1 million increase in employee compensation and employment related costs, resulting from a 16.1% increase in research and development staffing, increased base compensation related to our annual performance review process, a $5.4 million increase in share-based compensation costs due to a $1.5 million cumulative correction to share-based compensation expense in research and development (see note 8 in the notes to consolidated financial statements) as well as grants made during the year, and a $2.1 million increase in facility related costs to support the increased headcount.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 11.7% from 11.4%, and the cost of selling, general, and administrative activities increased $6.0 million, or 11.1%, to $60.0 million in fiscal 2010 compared with $54.0 million in fiscal 2009. The increase in selling, general, and administrative expenses primarily reflected a $4.9 million increase in share-based compensation costs due to a $2.7 million cumulative correction to share-based compensation expense in selling, general, and administrative expenses as well as grants made during the year, and a $2.4 million increase in employee compensation and employment related costs resulting from a 14.1% increase in selling, general, and administrative staffing and increased base compensation related to our annual performance review process, partially offset by a $1.5 million decrease in legal fees related to patent litigation settled in fiscal 2009.
Operating Income.
We generated operating income of $62.1 million, or 12.1% of net revenue, for fiscal 2010, a decrease of $7.4 million compared with $69.5 million, or 14.7% of net revenue, for fiscal 2009. As discussed in the preceding paragraphs, the decrease in operating income was primarily attributable to a $24.5 million increase in our operating expenses, partially offset by an increase operating leverage resulting from the 8.8% increase in net revenue.
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
Impairment of Investments. A portion of our ARS investments were converted to auction rate preferred stock, and we have seen a decline in the credit ratings for certain of our ARS investments. Accordingly, based on our fair value analysis and taking into account the period of time the fair value has been less than our cost, we reduced the carrying value of our ARS investments by $443,000 and $9.2 million for fiscal 2010 and 2009, respectively, through an other-than-temporary impairment charge to income.
Provision for Income Taxes.
The provision for income taxes for each of fiscal 2010 and 2009 was approximately $7.3 million. The income tax provision represented estimated federal, state, and foreign taxes for fiscal 2010 and 2009. The effective tax rate for fiscal 2010 was approximately 12.1% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the recognition of tax benefit on the carryback of a prior year net operating loss of $1.8 million, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, a write-down of state deferred tax assets, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for fiscal 2009 was approximately 13.1% and diverged from the combined federal and state statutory rate primarily as a result of an increase in profits in lower tax rate jurisdictions, the incremental research credits associated with stock option activity, the extension of the federal research credit, and tax-exempt interest income, partially offset by the impact of accounting for share-based compensation and foreign withholding taxes.
Tax benefit associated with total share-based compensation was approximately $9.6 million and $8.0 million for fiscal 2010 and 2009, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for fiscal 2010 and 2009 would have been 17.7% and 19.1%, respectively.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended fiscal 2011. You should read the following table in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Past operating results are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in thousands, except per share amounts)	June	March	December	September	June	March	December	September
(unaudited)	2011	2011	2010	2010	2010	2010	2009	2009

Net revenue	$143,366	$142,406	$159,581	$153,185	$145,763	$116,212	$133,323	$119,592
Cost of revenue	82,778	84,790	94,543	90,357	86,516	68,910	79,492	71,270

Gross margin	60,588	57,616	65,038	62,828	59,247	47,302	53,831	48,322

Operating expenses:
Research and development	27,487	25,956	26,640	24,920	22,923	21,212	22,442	19,975
Selling, general, and administrative	16,799	17,244	18,958	15,548	15,053	14,635	16,575	13,764

Total operating expenses	44,286	43,200	45,598	40,468	37,976	35,847	39,017	33,739

Operating income	16,302	14,416	19,440	22,360	21,271	11,455	14,814	14,583
Interest income	232	242	226	211	205	200	241	331
Interest expense	(4)	(4)	(5)	(4)	(5)	(4)	(968)	(1,423)
(Impairment)/recovery of investments	39	10	—	10	—	—	—	(443)

Income before income taxes	16,569	14,664	19,661	22,577	21,471	11,651	14,087	13,048
Provision for income taxes	2,646	1,168	1,983	3,878	2,143	45	1,860	3,244

Net income	$13,923	$13,496	$17,678	$18,699	$19,328	$11,606	$12,227	$9,804

Net income per share:

Basic	$0.41	$0.40	$0.52	$0.54	$0.57	$0.35	$0.36	$0.29

Diluted	$0.40	$0.38	$0.50	$0.52	$0.54	$0.33	$0.35	$0.27

Shares used in computing net income per share:

Basic	33,816	33,992	33,954	34,402	33,867	33,526	33,611	34,341

Diluted	35,011	35,346	35,360	35,900	35,514	35,095	34,936	35,968

Liquidity and Capital Resources
Our cash and cash equivalents, which exclude ARS investments, were $247.2 million as of the end of fiscal 2011 compared with $209.9 million as of the end of fiscal 2010, an increase of $37.3 million. This increase primarily reflected $89.7 million provided from operating cash flows, $26.4 million from the issuance of common stock under our share-based compensation plans, partially offset by $70.2 million used to repurchase shares of our common stock and $11.6 million used for purchase of capital assets. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of June 2011, $215.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.
Cash Flows from Operating Activities. For fiscal 2011, the net cash provided by operating activities of $89.7 million was primarily attributable to net income of $63.8 million plus adjustments for non-cash charges, including share-based compensation costs of $33.9 million, depreciation and deferred taxes aggregating $7.5 million, and a net decrease in operating assets and liabilities of $14.3 million. The net decrease in operating assets and liabilities related primarily to a decrease in accounts payable of $20.7 million and an increase in inventory of $10.2 million. Our days sales outstanding decreased slightly from 63 to 59 days from fiscal 2010 to fiscal 2011 and our inventory turns decreased from 19 to 11 days for the same period. For fiscal 2010, the net cash provided by operating activities of $114.0 million was primarily attributable to net income of $53.0 million plus adjustments for non-cash charges, including share-based compensation costs of $35.4 million and depreciation, deferred taxes, amortization of debt issuance costs and debt discount, and impairment of investments, aggregating $4.7 million, and a net increase in operating assets and liabilities of $20.9 million. The net increase in operating assets and liabilities related primarily to an increase in accounts payable of $33.4 million, partially offset by an increase in accounts receivable, net of $16.8 million. Our days sales outstanding decreased slightly from 66 to 63 days from fiscal 2009 to fiscal 2010 and our inventory turns increased from 18 to 19 days for the same period. For fiscal 2009, the net cash provided by operating activities of $81.6 million was primarily attributable to net income of $48.1 million plus adjustments for non-cash charges, including share-based compensation costs of $24.4 million and impairment of investments, depreciation, amortization of debt issuance costs and debt discount, deferred taxes and early retirement of debt aggregating $9.1 million. Our days sales outstanding increased slightly from 64 to 66 days from fiscal 2008 to fiscal 2009 and our inventory turns increased from 11 to 18 days for the same period.

Cash Flows from Investing Activities. Our investing activities typically relate to purchases of government-backed securities and investment-grade fixed income instruments and purchases of capital assets. Investing activities used net cash of $8.4 million for fiscal 2011, generated net cash of $15.6 million for fiscal 2010, and generated net cash of $22.9 million for fiscal 2009. Net cash used in investing activities for fiscal 2011 consisted of $3.2 million in redemptions of ARS investments, partially offset by $11.6 million used for the purchase of capital assets. Net cash provided by investing activities for fiscal 2010 consisted of proceeds from sales and maturities of $28.9 million for short-term investments and $1.8 million in redemptions of ARS investments, partially offset by $9.1 million used for the purchase of capital assets and $6.0 million used for the purchase of short-term investments. Net cash provided by investing activities for fiscal 2009 consisted of proceeds from sales and maturities of $52.3 million for short-term investments and $4.9 million in redemptions of ARS investments, partially offset by $25.0 million used for the purchase of short-term investments and $9.3 million used for the purchase of capital assets.
Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2011, 2010, and 2009 was $44.0 million, $88.8 million, and $31.7 million, respectively. Our net cash used in financing activities for fiscal 2011 was primarily attributable to $70.2 million to repurchase shares of our common stock in the open market and $3.1 million used for the payment of payroll taxes for DSUs, partially offset by $26.4 million of proceeds from common stock issued under share-based compensation plans and $2.9 million excess tax benefit from share-based compensation. Our net cash used in financing activities for fiscal 2010 was primarily attributable to $63.0 million for the retirement of debt and $44.5 million for the purchase of our common stock in the open market and $2.4 million used for the payment of payroll taxes for DSUs, partially offset by $14.0 million of proceeds from common stock issued under share-based compensation plans and $7.1 million from excess tax benefit from share-based compensation. Our net cash used in financing activities for fiscal 2009 was primarily attributable to $55.7 million for the early retirement of debt and $1.8 million used for the payment of payroll taxes for DSUs, partially offset by $16.4 million in proceeds from common stock issued under our share-based compensation plans and $9.4 million of excess tax benefit from share-based compensation.
Common Stock Purchase Program. In April 2010, our Board of Directors approved an additional $100.0 million for the stock repurchase program, expiring in April 2012, bringing the cumulative authorization to $420.0 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2011, we purchased 13,366,476 shares of our common stock in the open market for an aggregate cost of $352.1 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $19.66. As of the end of fiscal 2011, we had $67.9 million remaining under our common stock purchase program.
Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2012, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during and subsequent to the fiscal year.
$250 Million Shelf Registration. We have registered an aggregate of $250.0 million of securities for issuance to raise funds for general corporate purposes, which may include the repayment of indebtedness outstanding from time to time, working capital, capital expenditures, acquisitions, and repurchases of our common stock or other securities. Securities issued under the shelf registration generally will be freely tradeable after their issuance unless held by an affiliate of our company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.

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
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2011 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	6	3	3	—	—
Purchase obligations and other commitments (2)	17	8	9	—	—

Total	$26	$11	$12	$—	$3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.

(2)	Purchase obligations and other commitments include payments due under a long-term services agreement and inventory purchase obligations with contract manufacturers.
The amounts in the table above exclude unrecognized tax benefits of $20.2 million. As of the end of fiscal 2011, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefits.
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

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for our fiscal 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position, results of operations, or cash flows.
In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for our fiscal 2013, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect that the adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, and ARS investments. We do not use our investment portfolio for trading or other speculative purposes.
The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash equivalents, investments, and debt obligations as of the end of fiscal 2011 (in thousands, except average interest rates):

								Fair
Fiscal Year Ended June	2012	2013	2014	2015	2016	Thereafter	Total	Value
Assets
Cash equivalents — variable rate
Money market	$243,966	$—	$—	$—	$—	$—	$243,966	$243,966
Average interest rate	0.17%	—	—	—	—	—	0.17%
Total cash equivalents	$243,966	$—	$—	$—	$—	$—	$243,966	$243,966
Average interest rate	0.17%	—	—	—	—	—	0.17%
Non-current investments	$—	$—	$—	$—	$—	$37,500	$37,500	$25,876
Average interest rate	—	—	—	—	—	1.29%	1.29%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$2,305	$2,305	$2,305
Average interest rate	—	—	—	—	—	0.75%	0.75%
Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. The noteholders could require us to repurchase their notes on December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the preceding schedule.
Our non-current investments, which consist of ARS investments, have a par value of $37.5 million and have failed to settle in auctions beginning in 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2011, $3.2 million of our ARS investments were redeemed at par and we recognized a gain of $59,000 on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2011 using a trinomial discounted cash flow analysis. The analysis considered, among other factors:
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

When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could fluctuate materially from period to period depending on future market conditions.
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.9 million maturing from fiscal 2016 to fiscal 2018, $8.7 million maturing from fiscal 2034 to fiscal 2045, and $7.3 million maturing thereafter or having no stated maturity. Of our ARS investments $19.0 million par value are investment grade; and the remaining $18.5 million par value is below investment grade.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and debt obligations subsequent to fiscal 2011.
Foreign currency exchange risk
All of our revenue and approximately 93% of our consolidated costs are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference. Reference is also made to the quarterly results of operations on page 46 of this report, which quarterly results of operations are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer, as of June 25, 2011, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 25, 2011. The effectiveness of our internal control over financial reporting as of June 25, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-2.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION
There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”
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
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(b) Exhibits

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)
3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
3.2		Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)
3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)
3.4		Certificate of Amendment of Certificate of Incorporation of the registrant (5)
4		Form of Common Stock Certificate (6)
4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4	(c)	Amendment No. 1 to Rights Agreement (7)
4.6		Form of Indenture (8)
10.3	(a)*	1996 Stock Option Plan (9)
10.3	(b)*	Form of grant agreements for 1996 Stock Option Plan (6)
10.5	*	2000 Nonstatutory Stock Option Plan and form of grant agreement (9)
10.6	(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (10)
10.6	(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (11)
10.6	(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (12)
10.7	(a)*	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (10)
10.8	*	401(k) Profit Sharing Plan (9)
10.14	*	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (9)
10.15	*	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (9)
10.17	*
Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; and as of January 10, 2011 with Kevin D. Barber (1)

10.18	*	Severance Policy for Principal Executive Officers (13)
10.20	*	Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (13)
10.22	**	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (14)
10.23	*	Change of Control Severance Agreement entered into by Thomas J. Tiernan as of April 3, 2006 (15)
10.24	(a)*	2010 Incentive Compensation Plan (16)
10.24	(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (17)
10.24	(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (17)
10.24	(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (17)
10.25	*	2010 Employee Stock Purchase Plan (17)
10.26	*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (18)

Exhibit
Number		Exhibit

21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer
99.1		Credit Agreement and Revolving Line of Credit Note entered into as of August 17, 2011, by and between the registrant and Wells Fargo Bank, National Association
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.

(6)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2002, as filed with the SEC on September 12, 2002.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.

(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC November 21, 2008 and declared effective May 7, 2009.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.

(10)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(11)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(12)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(13)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2003, as filed with the SEC on September 12, 2003.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

(16)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.

(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.

(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.

*	Indicates a contract with management or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

†
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

SYNAPTICS INCORPORATED
Date August 22, 2011	By:	/s/ Russell J. Knittel
Russell J. Knittel
Interim President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russell J. Knittel Russell J. Knittel	Interim President and Chief Executive Officer, and Director	August 22, 2011

/s/ Kathleen A. Bayless Kathleen A. Bayless	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 22, 2011

/s/ Francis F. Lee Francis F. Lee	Chairman of the Board	August 22, 2011

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	August 22, 2011

/s/ Nelson C. Chan Nelson C. Chan	Director	August 22, 2011

/s/ Keith B. Geeslin Keith B. Geeslin	Director	August 22, 2011

/s/ Richard L. Sanquini Richard L. Sanquini	Director	August 22, 2011

/s/ James L. Whims James L. Whims	Director	August 22, 2011

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Certificate of Incorporation (1)
3.1	(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
3.2		Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)
3.3		Certificate of Amendment of Certificate of Incorporation of the registrant (4)
3.4		Certificate of Amendment of Certificate of Incorporation of the registrant (5)
4		Form of Common Stock Certificate (6)
4	(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4	(c)	Amendment No. 1 to Rights Agreement (7)
4.6		Form of Indenture (8)
10.3	(a)*	1996 Stock Option Plan (9)
10.3	(b)*	Form of grant agreements for 1996 Stock Option Plan (6)
10.5	*	2000 Nonstatutory Stock Option Plan and form of grant agreement (9)
10.6	(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (10)
10.6	(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (11)
10.6	(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (12)
10.7	(a)*	Corrected Amended and Restated 2001 Employee Stock Purchase Plan (as amended through January 23, 2007) (10)
10.8	*	401(k) Profit Sharing Plan (9)
10.14	*	Form of Stock Option Grant and Stock Option Agreement between the registrant and Francis F. Lee (9)
10.15	*	Form of Stock Option Grant and Stock Option Agreement between the registrant and Russell J. Knittel (9)
10.17	*
Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Thomas J. Tiernan; as of September 25, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; and as of January 10, 2011 with Kevin D. Barber (1)

10.18	*	Severance Policy for Principal Executive Officers (13)
10.20	*	Form of Change of Control and Severance Agreement entered into by Russell J. Knittel as of April 22, 2003 (13)
10.22	**	Settlement Agreement dated March 31, 2005 by and among the registrant, Alps Electric Co. Ltd., and Cirque Corporation (14)
10.23	*	Change of Control Severance Agreement entered into by Thomas J. Tiernan as of April 3, 2006 (15)
10.24	(a)*	2010 Incentive Compensation Plan (16)
10.24	(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (17)
10.24	(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (17)
10.24	(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (17)
10.25	*	2010 Employee Stock Purchase Plan (17)
10.26	*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (18)
21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer
99.1		Credit Agreement and Revolving Line of Credit Note entered into as of August 17, 2011, by and between the registrant and Wells Fargo Bank, National Association

Exhibit
Number	Exhibit

101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 29, 2001, as filed with the SEC on February 21, 2002.

(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.

(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.

(6)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2002, as filed with the SEC on September 12, 2002.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.

(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC November 21, 2008 and declared effective May 7, 2009.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.

(10)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended September 29, 2007, as filed with the SEC on November 8, 2007.

(11)	Incorporated by reference to the registrant’s Form 10-Q for the quarter ended December 28, 2002, as filed with SEC on February 6, 2003.

(12)	Incorporated by reference to the registrant’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC on September 7, 2006.

(13)	Incorporated by reference to the registrant’s Form 10-K for fiscal 2003, as filed with the SEC on September 12, 2003.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 1, 2005.

(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 3, 2006.

(16)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.

(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.

(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.

*	Indicates a contract with management or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a confidential treatment request that was granted by the Securities and Exchange Commission pursuant to Rule 24b-2 of the Exchange Act.

†
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
We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 25, 2011 and June 26, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 25, 2011. We also have audited the Company’s internal control over financial reporting as of June 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 25, 2011 and June 26, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ KPMG LLP
Mountain View, California
August 22, 2011

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June	June
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$247,153	$209,858
Accounts receivable, net of allowances of $709 and $500 at June 2011 and 2010, respectively	93,808	101,509
Inventories	28,850	18,667
Prepaid expenses and other current assets	4,373	4,471

Total current assets	374,184	334,505
Property and equipment, net	26,222	25,821
Goodwill	1,927	1,927
Non-current investments	25,876	28,012
Other assets	27,992	24,414

	$456,201	$414,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,930	$65,618
Accrued compensation	13,210	11,330
Income taxes payable	11,808	10,061
Other accrued liabilities	22,813	18,962

Total current liabilities	92,761	105,971

Notes payable	2,305	2,305
Other liabilities	21,142	19,892

Commitments and contingencies

Stockholders’ equity:
Preferred stock;
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 and 60,000,000 shares authorized, 46,832,208 and 44,891,834 shares issued, and 33,465,732 and 34,020,521 shares outstanding, at June 2011 and 2010, respectively	47	45
Additional paid-in capital	406,653	347,764
Treasury stock: 13,366,476 and 10,871,313 common treasury shares at June 2011 and 2010, respectively, at cost	(352,142)	(281,932)
Accumulated other comprehensive income	2,520	1,515
Retained earnings	282,915	219,119

Total stockholders’ equity	339,993	286,511

	$456,201	$414,679

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal
	2011	2010	2009

Net revenue	$598,538	$514,890	$473,302
Cost of revenue	352,468	306,188	281,793

Gross margin	246,070	208,702	191,509

Operating expenses:
Research and development	105,003	86,552	68,026
Selling, general, and administrative	68,549	60,027	54,014

Total operating expenses	173,552	146,579	122,040

Operating income	72,518	62,123	69,469
Interest income	911	977	3,222
Interest expense	(17)	(2,400)	(7,053)
Loss on early retirement of debt	—	—	(1,053)
Impairment (loss)/recovery on investments, net	59	(443)	(9,243)

Income before provision for income taxes	73,471	60,257	55,342
Provision for income taxes	9,675	7,292	7,263

Net income	$63,796	$52,965	$48,079

Net income per share:
Basic	$1.87	$1.57	$1.41

Diluted	$1.80	$1.50	$1.35

Shares used in computing net income per share:
Basic	34,042	33,836	33,981

Diluted	35,454	35,423	35,577

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock Issued		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Shares(1)	Amount(1)	Capital(1)	Stock	Income/(Loss)	Earnings	Equity

Balance at June 2008	42,500,535	$43	$245,247	$(237,387)	$(2,317)	$115,628	$121,214
Components of comprehensive income:
Net income	—	—	—	—	—	48,079	48,079
Net unrealized gain on available-for-sale investments	—	—	—	—	4,893	—	4,893

Total comprehensive income							52,972

Issuance of common stock from option exercises and stock purchase plan	1,278,476	1	16,426	—	—	—	16,427
Payroll taxes for deferred stock units	—	—	(1,801)	—	—	—	(1,801)
Tax benefit associated with share-based awards	—	—	9,374	—	—	—	9,374
Share-based compensation	—	—	24,420	—	—	—	24,420
Cumulative effect of accounting change	—	—	—	—	(2,447)	2,447	—

Balance at June 2009	43,779,011	44	293,666	(237,387)	129	166,154	222,606
Components of comprehensive income:
Net income	—	—	—	—	—	52,965	52,965
Net unrealized gain on available-for-sale investments	—	—	—	—	1,386	—	1,386

Total comprehensive income							54,351

Issuance of common stock from option exercises and stock purchase plan	1,112,823	1	14,030	—	—	—	14,031
Payroll taxes for deferred stock units	—	—	(2,374)	—	—	—	(2,374)
Purchase of treasury stock	—	—	—	(44,545)	—	—	(44,545)
Tax benefit associated with share-based awards	—	—	7,066	—	—	—	7,066
Share-based compensation	—	—	35,376	—	—	—	35,376

Balance at June 2010	44,891,834	45	347,764	(281,932)	1,515	219,119	286,511
Components of comprehensive income:
Net income	—	—	—	—	—	63,796	63,796
Net unrealized gain on available-for-sale investments	—	—	—	—	1,005	—	1,005

Total comprehensive income							64,801

Issuance of common stock from option exercises and stock purchase plan	1,940,374	2	26,421	—	—	—	26,423
Payroll taxes for deferred stock units	—	—	(3,147)	—	—	—	(3,147)
Purchase of treasury stock	—	—	—	(70,210)	—	—	(70,210)
Tax benefit associated with share-based awards	—	—	1,690	—	—	—	1,690
Share-based compensation	—	—	33,925	—	—	—	33,925

Balance at June 2011	46,832,208	$47	$406,653	$(352,142)	$2,520	$282,915	$339,993

(1)	Amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.
See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2011	2010	2009
Cash flows from operating activities
Net income	$63,796	$52,965	$48,079
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	33,925	35,376	24,420
Depreciation and amortization	11,169	8,677	6,338
Amortization of debt issuance costs	—	118	368
Amortization of debt discount	—	2,069	6,024
Tax benefit realized from share-based compensation	1,690	7,066	9,374
Excess tax benefit from share-based compensation	(2,886)	(7,066)	(9,374)
Deferred taxes	(3,666)	(6,534)	(13,916)
Loss on retirement of debt	—	—	1,053
Impairment/(recovery) of investments, net	(59)	443	9,243
Changes in operating assets and liabilities:
Accounts receivable, net	7,701	(16,770)	(15,377)
Inventories	(10,183)	(3,717)	6,115
Prepaid expenses and other current assets	(146)	(128)	(354)
Other assets	332	(4,230)	(6,246)
Accounts payable	(20,688)	33,408	4,426
Accrued compensation	1,880	2,880	1,940
Income taxes	2,975	2,214	6,744
Other accrued liabilities	3,873	7,237	2,734

Net cash provided by operating activities	89,713	114,008	81,591

Cash flows from investing activities
Purchases of short-term investments	—	(5,986)	(25,007)
Proceeds from sales and maturities of short-term investments	—	28,912	52,300
Proceeds from sales and maturities of non-current investments	3,200	1,775	4,900
Purchases of property and equipment	(11,570)	(9,067)	(9,310)

Net cash (used in) provided by investing activities	(8,370)	15,634	22,883

Cash flows from financing activities
Purchases of treasury stock	(70,210)	(44,545)	—
Proceeds from issuance of common stock upon exercise of options and stock purchase plan	26,423	14,031	16,427
Retirement of debt, net of discount	—	(62,998)	(55,656)
Excess tax benefit from share-based compensation	2,886	7,066	9,374
Payroll taxes for deferred stock units	(3,147)	(2,374)	(1,801)

Net cash used in financing activities	(44,048)	(88,820)	(31,656)

Net increase in cash and cash equivalents	37,295	40,822	72,818
Cash and cash equivalents at beginning of period	209,858	169,036	96,218

Cash and cash equivalents at end of period	$247,153	$209,858	$169,036

Supplemental disclosures of cash flow information
Cash paid for taxes	$9,574	$11,789	$5,016

Cash paid for interest	$17	$254	$692

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market, primarily notebook computers, the markets for digital lifestyle products, including mobile smartphones and feature phones, the tablet market, and other select electronic device markets with our customized human interface solutions. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones.
The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were 52-week periods ended June 25, 2011, June 26, 2010, and June 27, 2009.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws, and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Cash Equivalents and Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Our non-current investments are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge other-than-temporary declines in the fair value of a debt security to earnings if the decline is due to a credit loss or if we intend to or need to sell at a loss. We charge other-than-temporary declines in the fair value of a debt security to other comprehensive income if the decline is due to a noncredit loss, resulting in the establishment of a new cost basis for the debt security. We charge other-than-temporary declines in the fair value of equity securities to earnings. We include interest earned on securities in interest income. We determine realized gains and losses on the sale of securities using the specific identification method.

Investments in available-for-sale securities and cash equivalents as of the end of fiscal 2011 and 2010 were as follows (in thousands):

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market	$243,966	$—	$—	$243,966
Auction rate securities	23,356	2,520	—	25,876

Total available-for-sale securities	$267,322	$2,520	$—	$269,842

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market	$208,040	$—	$—	$208,040
Auction rate securities	26,497	1,515	—	28,012

Total available-for-sale securities	$234,537	$1,515	$—	$236,052

Weighted average interest rates, amortized costs, and estimated fair values of our money market investments as of the end of fiscal 2011 and 2010 were as follows (in thousands):

	2011			2010
	Weighted			Weighted
	Average		Estimated	Average		Estimated
	Interest	Amortized	Fair	Interest	Amortized	Fair
	Rate	Cost	Value	Rate	Cost	Value

Less than one year	0.2%	$243,966	$243,966	0.2%	$208,040	$208,040
Fair Values of Cash Equivalents and Investments
We measure financial assets at fair value. When we measure fair value on either a recurring or nonrecurring basis, inputs used in valuation techniques are assigned a hierarchical level as follows:
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

•
Level 3 inputs are unobservable inputs reflecting our assumptions, which are incorporated into valuation techniques and models used to determine fair value. The assumptions are consistent with market participant assumptions that are reasonably available. Our Level 3 assets consist of non-current auction rate securities, or ARS, investments. We estimated the fair value of our ARS investments based on, among other factors, the following: (i) the collateral underlying the security investments; (ii) creditworthiness of the counterparty; (iii) timing of expected future cash flows; (iv) the probability of a successful auction in a future period; (v) the underlying structure of each investment; (vi) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (vii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (viii) estimates of the recovery rates in the event of default for each investment. See Note 3 — Auction Rate Securities.

Financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2011 and 2010 were as follows (in thousands):

	2011		2010
	Level 1	Level 3	Level 1	Level 3

Money market	$243,966	$—	$208,040	$—
Auction rate securities	—	25,876	—	28,012

Total available-for-sale securities	$243,966	$25,876	$208,040	$28,012

Money market balances are included in cash and cash equivalents as of the end of fiscal 2011 and 2010. ARS investments are included in non-current investments as of the end of fiscal 2011 and 2010. There were no Level 2 financial assets as of the end of fiscal 2011 or 2010.
Changes in fair value of our Level 3 financial assets for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010
Beginning balance	$28,012	$28,767
Net unrealized gain	1,005	1,463
Impairment (loss)/recovery on investments, net	59	(443)
Redemptions	(3,200)	(1,775)

Ending balance	$25,876	$28,012

There were no transfers in or out of our Level 1, 2, or 3 assets during fiscal 2011 or 2010.
The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments. We base the fair value of our ARS investments on a discounted cash flow model.
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
We sell our products primarily to contract manufacturers that provide manufacturing services for OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses on our accounts receivable have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided.
The following customers accounted for more than 10% of our accounts receivable balance as the end of fiscal 2011 and 2010:

	2011	2010

Customer A	12%	15%
Customer B	*	15%

*	Less than 10%

Other Concentrations
Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single-sourced components.
Revenue Recognition
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment. We accrue for estimated sales returns and other allowances, based on historical experience, at the time we recognize revenue.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required.
Cost of Revenue
Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent wafer foundries, and the related assembly, package, and test costs of our die and packaged ASICs. Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance, and manufacturing support; logistics costs; depreciation of equipment supporting manufacturing; license amortization; provisions for excess and obsolete inventories;and warranty costs.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2011 and 2010 and consisted of the following (in thousands):

	2011	2010
Raw materials	$22,607	$12,251
Finished goods	6,243	6,416

	$28,850	$18,667

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

Property and Equipment
We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful lives of three to seven years to our computer equipment and software; estimated useful lives ranging from one to five years to our manufacturing equipment; estimated useful lives of three to five years to our furniture and fixtures; and an estimated useful life of 35 years to our building. We amortize leasehold improvements over the shorter of the lease term or the useful life of the asset. For fiscal 2011 and 2010, we retired fully depreciated equipment and furniture with an original cost of $1.9 million and zero, respectively.
Foreign Currency Translation
The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of translation. All of our revenue and approximately 93% of our consolidated costs are denominated in U.S. dollars. We translate certain expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Translation losses included in operating results for fiscal 2011, 2010, and 2009 were not material. To date, we have not undertaken hedging transactions related to foreign currency exposure.
Goodwill
We review the carrying value of goodwill at least annually for impairment as of the fiscal year-end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of goodwill.
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
Share-Based Compensation Costs
We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years and now use the simplified method of establishing the expected life as we do not have any history of options with seven-year lives. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, we estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit, or DSU, awards and up to two years for our employee stock purchase plan.

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
Changes in our warranty liability (included in other accrued liabilities)for fiscal 2011 and 2010 were as follows (in thousands):

	2011	2010
Beginning accrued warranty	$2,096	$693
Provision for product warranties	5,963	3,986
Cost of warranty claims and settlements	(5,075)	(2,583)

Ending accrued warranty	$2,984	$2,096

Comprehensive Income
Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments primarily due to changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in comprehensive income.
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
2. Net Income Per Share
The computation of basic and diluted net income per share for fiscal 2011, 2010, and 2009 was as follows (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Net income	$63,796	$52,965	$48,079

Denominator:
Shares, basic	34,042	33,836	33,981
Effect of dilutive share-based awards	1,412	1,587	1,596

Shares, diluted	35,454	35,423	35,577

Net income per share:
Basic	$1.87	$1.57	$1.41

Diluted	$1.80	$1.50	$1.35

Diluted net income per share does not include the effect of share-based awards for fiscal 2011, 2010, and 2009 as follows (in thousands):

	2011	2010	2009
Share-based awards	3,584	3,468	2,556

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

3. Auction Rate Securities
Our ARS investments, which are included in non-current investments, have failed to settle in auctions beginning in 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2011, 2010, and 2009, $3.2 million,$1.8 million, and $4.9 million, respectively, of our ARS investments were redeemed at par, and we recognized a gain of $59,000, $6,000, and $160,000, respectively, on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2011 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:
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
When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could fluctuate materially from period to period depending on future market conditions.
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.9 million maturing from 2016 to 2018, $8.7 million maturing from 2034 to 2045, and $7.3 million maturing thereafter or having no stated maturity. Of our ARS investments, $19.0 million are investment grade and the remaining $18.5 million par value is below investment grade. In fiscal 2011, 2010, and 2009, we recorded $59,000, ($443,000), and ($9.2) million, respectively, related to other-than-temporary impairment (loss)/recovery on investments, net.
Upon our adoption of the recognition and presentation of other-than-temporary impairments accounting standard in fiscal 2009, we reclassified $2.4 million from retained earnings to accumulated other comprehensive income to reflect the cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment.
The various types of failed ARS investments we held as of the end of fiscal 2011, including the original cost basis, other-than-temporary impairment included in other comprehensive income, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in thousands):

		Cumulative Other-than-
		temporary Impairment
		Included	Included
	Original	in Other	in	New
	Cost	Comprehensive	Retained	Cost	Unrealized	Fair
	Basis	Income	Earnings	Basis	Gain	Value
Student loans	$9,150	$(593)	$(242)	$8,315	$344	$8,659
Closed end municipal and corporate funds	7,850	(823)	(54)	6,973	356	7,329
Credit linked notes	13,500	(156)	(8,765)	4,579	3,447	8,026
Preferred stock	5,000	—	(5,000)	—	—	—
Municipals	2,000	(203)	(83)	1,714	148	1,862

Total ARS	$37,500	$(1,775)	$(14,144)	$21,581	$4,295	$25,876

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

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we have the intent and ability to hold these investments until the value recovers or the investments mature. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly. Subsequent to recording other-than-temporary impairment charges, certain of our ARS investments have increased in value above their new cost bases, and this increase is included as unrealized gain above and in accumulated other comprehensive income in the accompanying consolidated balance sheet.
4. Property and Equipment
Property and equipment as of the end of fiscal 2011 and 2010 consisted of the following (in thousands):

	Life	2011	2010

Land	—	$2,500	$2,500
Building and building improvements	35 years	11,144	10,835
Equipment, tooling, and leasehold improvements	1 year to 5 years	30,113	22,668
Furniture	3 years to 5 years	392	483
Capitalized software	3 years to 7 years	11,516	9,591

		55,665	46,077
Accumulated depreciation and amortization		(29,443)	(20,256)

Property and equipment, net		$26,222	$25,821

5. Leases, Other Commitments, and Contingencies
Leases
We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2012 to fiscal 2015, some of which have renewal options of two to three years. Our leased office facilities are located in China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States. We recognized rent expense on a straight-line basis of $4.0 million, $3.4 million, and $2.4 million for fiscal 2011, 2010, and 2009, respectively.

The aggregate future minimum rental commitments as of the end of fiscal 2011 for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Operating
Lease
Fiscal Year	Payments
2012	$2,905
2013	2,047
2014	541
2015	8

Total minimum operating lease payments	$5,501

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
Line of Credit
We have an unsecured $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2012, has an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during fiscal 2011.
6. Convertible Senior Subordinated Notes
In December 2004, we issued an aggregate of $125.0 million of convertible notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with issuing the convertible notes, we incurred issuance costs of $4.3 million, consisting primarily of the initial purchasers’ discount and costs related to legal, accounting, and printing. We used the net proceeds for working capital and general corporate purposes.
In fiscal 2009, we repurchased and retired $59.7 million of our outstanding notes at a discount of approximately 7%, which resulted in a $1.1 million net loss on retirement of debt after deducting the associated unamortized discount and issuance costs. In fiscal 2010, we repurchased and retired $63.0 million par value of our notes when investors exercised their rights to require us to repurchase their notes. As of the end of fiscal 2011, $2.3 million par value of our notes remained outstanding and have been classified as long-term as the next date noteholders can require us to repurchase all or a portion of their notes is in December 2014.
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

Upon adoption of the new standard, and effective as of the issuance date of the notes, we recorded $39.4 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.5% at the time of issuance and the 0.75% coupon rate of the notes using a five-year life, which coincides with the initial put rights of the noteholders. In addition, we allocated the $4.3 million of issuance costs pro-rata to the equity and debt components of the notes, or $1.4 million and $2.9 million, respectively. The discount and the issuance costs allocated to the debt component were amortized as interest expense using the effective interest method over five years and were fully amortized as of December 31, 2009.
The liability and equity components of the notes as of the end of fiscal 2011 and 2010 consisted of $2.3 million and $727,000, respectively.
The contractual interest expense and amortization of issuance costs and discount for the notes for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	2011	2010	2009

Interest expense	$17	$213	$661
Amortization of issuance costs	—	118	368
Amortization of discount	—	2,069	6,024

Total interest	$17	$2,400	$7,053

7. Stockholders’ Equity
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
Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of the end of fiscal 2011, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.

Shares Reserved for Future Issuance
Shares of common stock reserved for future issuance as of the end of fiscal 2011 were as follows:

Stock options outstanding	7,835,499
Deferred stock units outstanding	871,362
Awards available for grant under all share-based compensation plans	4,351,131

Reserved for future issuance	13,057,992

Treasury Stock
In April 2010, our board of directors approved an additional $100.0 million for the stock repurchase program, expiring in April 2012, bringing the cumulative authorization to $420.0 million. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the end of fiscal 2011, we had $67.9 million remaining under our common stock repurchase program.
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
Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2011, were as follows:

	Awards			2001		2010
	Available	2000	2001	Employee	2010	Employee
	Under All	Nonstatutory	Incentive	Stock	Incentive	Stock
	Share-Based	Stock Option	Compensation	Purchase	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan	Plan
Balance at June 2010	5,761,516	56,376	4,849,225	855,915	—	—
Additional shares authorized	1,368,667	—	1,028,462	340,205	—	—
Transfer of shares	—	—	(5,499,415)	(650,000)	5,499,415	650,000
Stock options granted	(1,941,631)	—	(588,395)	—	(1,353,236)	—
Deferred stock units granted	(518,630)	—	(145,668)	—	(372,962)	—
Purchases under employee stock purchase plan	(397,204)	—	—	(320,745)	—	(76,459)
Forfeited	674,476	—	670,103	—	4,373	—
Plan shares expired	(596,063)	(56,376)	(314,312)	(225,375)	—	—

Balance at June 2011	4,351,131	—	—	—	3,777,590	573,541

Our 1996 Plan expired in December 2006. Accordingly, no new grants can be issued under our 1996 Plan. Option awards that are currently outstanding under our 1996 Plan will remain outstanding until exercised, forfeited, or cancelled under the terms of the option grant agreements. Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan. Option awards and DSUs that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of the grant agreements. Our 2001 ESPP expired in December 2010, and was replaced by our 2010 ESPP.

Share-based compensation and the related tax benefit recognized in our consolidated statement of income for fiscal 2011,2010, and 2009 were as follows (in thousands):

	2011	2010	2009
Cost of revenue	$1,294	$2,307	$1,680
Research and development	13,823	14,330	8,897
Selling, general, and administrative	18,808	18,739	13,843

Total	$33,925	$35,376	$24,420

Income tax benefit on share-based compensation	$9,745	$9,642	$7,972

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years and now use the simplified method of establishing the expected life as we do not have any history of options with seven-year lives. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based awards. Further, as required under accounting standards, we estimate forfeitures for share-based awards that are not expected to vest. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and DSU awards and up to two years for our employee stock purchase plan. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options and, as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms’-length transaction. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.
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
We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During fiscal 2011, 2010, and 2009, we recognized $1.7 million, $7.1 million, and $9.4 million, respectively, of net excess tax benefit as additional paid-in capital.
Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of the end of fiscal 2011. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.
Stock Options
Our share-based compensation plans with outstanding stock option awards include our 1996 Plan, our 2001 Plan, and our 2010 Plan. Under our 2010 Plan, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options, under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.

Options granted under the 2010 Plan generally vest over four years from the vesting commencement date and expire seven years after the date of grant if not exercised.
Certain stock option activity for fiscal 2011 and balances as of the end of fiscal 2011 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In thousands)
Balance at June 2010	7,748,570	$22.43
Granted	1,941,631	28.97
Exercised	(1,267,751)	15.34
Forfeited	(586,951)	28.97

Balance at June 2011	7,835,499	24.71	$21,814

Exercisable at June 2011	4,758,094	$22.64	$20,275

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2011, or June 24, 2011, of $25.02 and excludes the impact of options that were not in-the-money.
At the end of fiscal 2011, we estimated fully vested options and options expected to vest to be 7.6 million with an aggregate intrinsic value of $21.8 million, having a weighted average exercise price of $24.67 and a weighted average remaining contractual term of seven years. The weighted average remaining contractual term for the options exercisable is approximately six years.
Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2011, 2010, and 2009 were as follows (in thousands):

	2011	2010	2009
Cash received	$19,445	$9,469	$13,305
Aggregate intrinsic value	$17,684	$8,306	$17,548
The fair value of each award granted from our plans for fiscal 2011, 2010, and 2009 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2011	2010	2009
Expected volatility	42.7% – 47.0%	44.2% – 62.2%	56.9% – 65.4%
Expected life in years	4.6 – 5.1	4.7 – 5.1	4.5 – 4.7
Risk-free interest rate	1.2% – 2.1%	1.9% – 2.7%	1.7% – 3.2%
Fair value per award	$10.00 – $12.58	$12.19 – $13.58	$10.06 – $17.32
The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $39.7 million as of the end of fiscal 2011 to be recognized over a weighted average period of approximately 2.3 years.
During fiscal 2011, we modified the vesting provisions of our former Chief Executive Officer’s share-based awards and recorded an additional $1.4 million of share-based compensation expense in connection with the modification of the awards.

Deferred Stock Units
Our 2001 Plan, which expired in March 2011, provided for the grant of DSU awards to our employees, consultants, and directors. Currently, our 2010 Plan provides for the grant of DSU awards to our employees, consultants, and directors. A DSU is a promise to deliver shares of our common stock at a future date in accordance with the terms of the DSU grant agreement. We began granting DSUs in January 2006.
DSUs granted under our 2010 Plan generally vest 25% over four years from the vesting commencement date. Delivery of shares under the plan takes place on the quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net quantity of shares. Until delivery of shares, the grantee has no rights as a stockholder.
An election to defer delivery of the underlying shares for unvested DSUs can be made by the grantee provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.
DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2011, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2011 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in thousands)	Fair Value
Balance at June 30, 2010	821,146		$26.92
Granted	518,630		28.83
Delivered	(384,226)		28.83
Forfeited	(87,525)		27.93

Balance at June 30, 2011	868,025	$21,718	27.74

Of the shares delivered, 108,807 shares valued at $3.2 million were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2011, or June 24, 2011, of $25.02.
The unrecognized share-based compensation cost for DSUs granted under the 2001 Plan and the 2010 Plan was approximately $24.6 million as of the end of fiscal 2011, which will be recognized over a weighted average period of approximately 2.6 years. The aggregate market value of DSUs delivered in fiscal 2011, 2010, and 2009 was $11.1 million, $7.7 million, and $6.1 million, respectively.
Employee Stock Purchase Plan
Our 2001 Employee Stock Purchase Plan, or our 2001 ESPP, became effective on January 29, 2002, the effective date of the registration statement for our initial public offering. Our 2010 ESPP became effective on January 1, 2011 and replaced our 2001 ESPP, which expired in December 2010. The 2010 ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six-month intervals. Under the terms of our 2010 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2011, 2010, and 2009 were as follows (in thousands, except shares purchased and weighted average purchase price):

	2011	2010	2009
Shares purchased	397,204	301,215	185,604
Weighted average purchase price	$17.57	$15.15	$16.84
Cash received	$6,978	$4,562	$3,122
Aggregate intrinsic value	$4,327	$5,901	$592
In accordance with accounting standards related to the accounting for employee stock purchase plans with a look-back option, the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our 2010 ESPP, the offering period that commenced on January 3, 2011 was terminated on May 13, 2011 and a new offering period commenced on May 16, 2011. The May 16, 2011 modification affected approximately 437 employees and resulted in incremental compensation costs, which are not material and which will be recognized on a straight-line basis over the two-year period ending May 15, 2013.
Under the terms of our 2001 ESPP, the offering period that commenced on July 1, 2007 was terminated on December 31, 2008 and a new offering period commenced on January 1, 2009. The December 31, 2008 modification affected approximately 275 employees and resulted in incremental compensation costs, which are not material and which were recognized on a straight-line basis over the two-year period ended December 31, 2010.
The fair value of each award granted under our 2001 ESPP and 2010 ESPP for fiscal 2011, 2010, and 2009 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2011	2010	2009
Expected volatility	32.5% – 48.6%	56.6% – 63.2%	53.3% – 73.0%
Expected life in years	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	0.1% – 0.6%	0.2% – 1.1%	0.3% – 2.4%
Fair value per award	$6.77 – $11.56	$10.05 – $18.81	$6.01 – $10.44
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
Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2011 were approximately $4.8 million to be amortized over the next 22 months.
9. Employee Benefit Plans
401(k) Plan
We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a maximum of 30% of their net compensation or the annual limit of $16,500. The annual limit for employees who are 50 years or older is $22,000. In fiscal 2011, we provided matching funds of 25% of the employee’s contribution up to a maximum of $4,125 per employee. We made matching contributions of $1.0 million, $943,000, and $783,000 in fiscal 2011, 2010, and 2009, respectively.

10. Income Taxes
Income (loss) before provision for income taxes for fiscal 2011, 2010, and 2009 consisted of the following (in thousands):

	2011	2010	2009
U.S	$(915)	$(16,077)	$(13,469)
Foreign	74,386	76,334	68,811

Income before provision for income taxes	$73,471	$60,257	$55,342

The provision for income taxes for fiscal 2011, 2010, and 2009 consisted of the following (in thousands):

	2011	2010	2009
Current tax expense
Federal	$2,573	$4,101	$13,170
State	152	453	1,200
Foreign	10,616	9,272	6,809

	13,341	13,826	21,179

Deferred tax expense
Federal	(3,579)	(9,058)	(11,927)
State	—	2,619	(1,980)
Foreign	(87)	(95)	(9)

	(3,666)	(6,534)	(13,916)

Provision for income taxes	$9,675	$7,292	$7,263

The provision for income taxes differs from the federal statutory rate for fiscal 2011, 2010, and 2009 as follows (in thousands):

	2011	2010	2009
Provision at U.S. federal statutory rate	$25,715	$21,088	$19,370
State income taxes	390	2,650	550
Qualified stock options	2,129	2,474	1,700
Business credits	(2,910)	(846)	(2,749)
Foreign tax differential	(15,818)	(16,994)	(13,957)
Tax exempt interest	(18)	(106)	(479)
Change in valuation allowance	(21)	155	3,237
Tax benefit from NOL carryback	—	(1,804)	—
Other differences	208	675	(409)

Provision for income taxes	$9,675	$7,292	$7,263

Net deferred tax assets as of the end of fiscal 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Current deferred tax assets	$1,143	$1,387
Non-current deferred tax assets	16,514	12,604

Net deferred tax assets	$17,657	$13,991

Current deferred tax assets and non-current deferred tax assets are included in prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Deferred tax assets:
Investment writedowns	$7,253	$7,375
Capital Loss carryforward	2,066	2,094
Inventory writedowns	334	246
Depreciation and amortization	651	1,433
Accrued compensation	924	980
Share-based compensation	15,996	14,146
Business credit carryforward	13,958	9,990
Other accruals	274	451

	41,456	36,715
Valuation allowance	(15,058)	(14,058)

	26,398	22,657

Deferred tax liabilities:
Interest deduction	(8,741)	(8,666)

	(8,741)	(8,666)

Net deferred tax assets	$17,657	$13,991

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the reversal of deferred tax assets. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2011, a valuation allowance of $15.1 million had been established to reduce deferred tax assets to levels that we believe are more than likely than not to be realized through future taxable income.
Undistributed operating earnings of our foreign subsidiaries were approximately $280.2 million as of the end of fiscal 2011 and are all considered to be indefinitely reinvested overseas, and no U.S. income taxes have been provided for on these earnings. The potential deferred tax liability associated with undistributed operating earnings of our foreign subsidiaries was approximately $70.7 million.
As of the end of fiscal 2011, we had state net operating loss carryforwards of approximately $31.6 million. The state net operating loss carryforwards were attributable to share-based award deductions. The benefit of these net operating losses will be recorded directly to additional paid-in capital when realized. In addition, we had $7.7 million and $6.7 million of federal and state research tax credit carryforwards, respectively. The federal research tax credit carryforward begins to expire in 2027 and the state research tax credit can be carried forward indefinitely. We also had $1.7 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration.
Under the current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership. The state net operating loss will begin to expire in fiscal 2017, if not utilized. The federal and state capital losses begin to expire in fiscal 2013.
The total liability for gross unrecognized tax benefits, included in other liabilities in our consolidated balance sheet, increased $1.2 million to $20.2 million in fiscal 2011 from $19.0 million in fiscal 2010. All of this amount would affect the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits consisted of the following (in millions):

Balance as of June 2010	$19.0
Increase in unrecognized tax benefits related to current year tax positions	2.8
Decrease due to statue expiration	(1.6)

Balance as of June 2011	$20.2

Accrued interest and penalties increased by $438,000 to $1.6 million at the end of fiscal 2011 from $1.2 million at the end of fiscal 2010. Our policy to classify interest and penalties, if any, as components of income tax expense did not change.
In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The early periods are being audited in connection with the mandatory Joint Committee Review for a refund in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. The audit is ongoing, and no tax assessment has been proposed.
It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months and an estimate of the range of possible changes cannot be made at this time due to the high uncertainty of the resolution of our tax positions with the tax authorities in various jurisdictions in which we operate.
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
11. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 48%, 59%, and 57%of our net revenue for fiscal 2011, 2010, and 2009, respectively.
Net revenue within geographic areas based on our customers’ locations for fiscal 2011, 2010, and 2009 consisted of the following (in thousands):

	2011	2010	2009
China	$399,798	$389,499	$307,813
Taiwan	76,631	56,096	46,899
Korea	24,523	32,496	70,661
Japan	65,548	35,838	35,811
United States	6,314	430	3,531
Other	25,724	531	8,587

	$598,538	$514,890	$473,302

Long-lived assets within geographic areas as of the end of fiscal 2011 and 2010 consisted of the following (in thousands):

	2011	2010
United States	$19,730	$19,887
Asia/Pacific	6,492	5,934

	$26,222	$25,821

Our goodwill of $1.9 million represents a corporate asset arising primarily from an acquisition of an Asian subsidiary in a prior year.
Major customers as a percentage of net revenue for fiscal 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Customer A	*	11%	*
Customer B	*	10%	*
Customer C	*	*	14%
Customer D	*	*	11%

*	Less than 10%