Form 10-Q
period 2011-09-24
SYNAPTICS INC
filed 2011-11-01
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at October 21, 2011: 32,197,396

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Page
Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— September 30, 2011 and June 30, 2011	3

Condensed Consolidated Statements of Income— Three Months Ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows— Three Months Ended September 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$241,357	$247,153
Accounts receivable, net of allowances of $709 at September 30, 2011 and June 30, 2011	95,339	93,808
Inventories	28,795	28,850
Prepaid expenses and other current assets	5,826	4,373

Total current assets	371,317	374,184
Property and equipment at cost, net of accumulated depreciation of $31,803 and $29,443 at September 30, 2011 and June 30, 2011, respectively	26,398	26,222
Goodwill	1,927	1,927
Non-current investments	23,805	25,876
Other assets	28,093	27,992

	$451,540	$456,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,469	$44,930
Accrued compensation	11,289	13,210
Income taxes payable	15,778	11,808
Other accrued liabilities	28,565	22,813

Total current liabilities	102,101	92,761

Notes payable	2,305	2,305
Other liabilities	21,890	21,142

Stockholders’ equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 46,935,416 and 46,832,208 shares issued, and 32,177,617 and 33,465,732 shares outstanding, at September 30, 2011 and June 30, 2011, respectively	47	47
Additional paid-in capital	414,304	406,653
Treasury stock: 14,757,799 and 13,366,476 common treasury shares at September 30, 2011 and June 30, 2011, respectively, at cost	(385,666)	(352,142)
Accumulated other comprehensive income	629	2,520
Retained earnings	295,930	282,915

Total stockholders’ equity	325,244	339,993

	$451,540	$456,201

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2011	2010

Net revenue	$133,446	$153,185
Cost of revenue	72,186	90,357

Gross margin	61,260	62,828

Operating expenses:
Research and development	28,226	24,920
Selling, general, and administrative	16,709	15,548

Total operating expenses	44,935	40,468

Operating income	16,325	22,360
Interest income	200	211
Interest expense	(4)	(4)
Impairment recovery on investments	20	10

Income before provision for income taxes	16,541	22,577
Provision for income taxes	3,526	3,878

Net income	$13,015	$18,699

Net income per share:
Basic	$0.40	$0.54

Diluted	$0.39	$0.52

Shares used in computing net income per share:
Basic	32,875	34,402

Diluted	33,777	35,900

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$13,015	$18,699
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	8,166	7,906
Deferred taxes	(1,416)	(928)
Depreciation of property and equipment	2,868	2,537
Impairment of software	599	—
Impairment recovery of investments	(20)	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,531)	(14,451)
Inventories	55	3,553
Prepaid expenses and other current assets	(1,453)	(215)
Other assets	686	(671)
Accounts payable	1,539	(1,583)
Accrued compensation	(1,921)	(1,167)
Income taxes payable	4,746	3,822
Other accrued liabilities	5,724	1,649

Net cash provided by operating activities	31,057	19,141

Cash flows from investing activities
Proceeds from sales and maturities of non-current investments	200	200
Purchases of property and equipment	(3,643)	(3,826)

Net cash used in investing activities	(3,443)	(3,626)

Cash flows from financing activities
Purchases of treasury stock	(33,524)	—
Proceeds from issuance of share-based awards under compensation plans	740	6,143
Payroll taxes for deferred stock units	(626)	(896)

Net cash (used in) provided by financing activities	(33,410)	5,247

Net (decrease) increase in cash and cash equivalents	(5,796)	20,762
Cash and cash equivalents at beginning of period	247,153	209,858

Cash and cash equivalents at end of period	$241,357	$230,620

Supplemental disclosures of cash flow information

Cash paid for income taxes	$192	$1,010

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2012 will be a 53-week period ending on June 30, 2012. Our fiscal 2011 was a 52-week period ending on June 25, 2011. The fiscal periods presented in this report were 13-week periods for the three months ended September 24, 2011 and September 25, 2010. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on September 30 and calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
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

3. Net Income Per Share
The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2011	2010
Numerator:
Net income	$13,015	$18,699

Denominator:
Shares, basic	32,875	34,402
Effect of dilutive share-based awards	902	1,498

Shares, diluted	33,777	35,900

Net income per share:
Basic	$0.40	$0.54

Diluted	$0.39	$0.52

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, and convertible notes.
Dilutive net income per share amounts do not include the weighted average effect of 5,644,956 and 3,756,296 share-based awards that were outstanding during the three months ended September 30, 2011 and 2010, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.
4. Fair Value of Cash Equivalents and Investments
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	September 30,		June 30,
	2011		2011
	Level 1	Level 3	Level 1	Level 3

Money market	$238,244	$—	$243,966	$—
Auction rate securities	—	23,805	—	25,876

Total available-for-sale securities	$238,244	$23,805	$243,966	$25,876

Money market balances are included in cash and cash equivalents as of September 30, 2011 and June 30, 2011. Auction rate securities, or ARS, investments are included in non-current investments as of September 30, 2011 and June 30, 2011.

Changes in fair value of our Level 3 financial assets were as follows (in thousands):

Balance as of June 30, 2011	$25,876
Net unrealized loss	(1,891)
Impairment recovery on investments	20
Redemptions	(200)

Balance as of September 30, 2011	$23,805

There were no transfers in or out of our Level 1 or 3 assets during the three months ended September 30, 2011.
The fair values of our cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of those instruments.
5. Auction Rate Securities
Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During each of the three months ended September 30, 2011 and 2010, $200,000 of our ARS investments were redeemed at par.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of September 30, 2011 using a trinomial discounted cash flow analysis. The analysis considered, among other factors, the following:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $8.2 million maturing from 2015 to 2017, $8.3 million maturing from 2034 to 2045, and $7.3 million having no stated maturity. Of our ARS investments, $18.8 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of September 30, 2011, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$8,950	$(222)	$8,728	$(382)	$8,346
Closed end municipal and corporate funds	7,850	(54)	7,796	(541)	7,255
Credit linked notes	13,500	(8,765)	4,735	1,649	6,384
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(97)	1,820

Total ARS	$37,300	$(14,124)	$23,176	$629	$23,805

The various types of ARS investments we held as of June 30, 2011, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$9,150	$(242)	$8,908	$(249)	$8,659
Closed end municipal and corporate funds	7,850	(54)	7,796	(467)	7,329
Credit linked notes	13,500	(8,765)	4,735	3,291	8,026
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(55)	1,862

Total ARS	$37,500	$(14,144)	$23,356	$2,520	$25,876

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
6. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2011	2011
Raw materials	$22,289	$22,607
Finished goods	6,506	6,243

	$28,795	$28,850

7. Product Warranties, Indemnifications, and Contingencies
Product Warranties
We generally warrant our products for a period of 12 months or more from the date of sale and estimate probable product warranty costs at the time we recognize revenue. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, materials usage, and delivery costs. We assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.
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
8. Share-Based Compensation
Share-based compensation and the related tax benefit recognized in our consolidated statements of income were as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Cost of revenue	$315	$308
Research and development	3,541	3,427
Selling, general, and administrative	4,310	4,171

Total	$8,166	$7,906

Income tax benefit on share-based compensation	$2,015	$2,363

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of September 30, 2011. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options
Stock option activity and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2011	7,835,499	$24.71
Granted	227,000	24.82
Exercised	(37,423)	19.79
Forfeited	(171,850)	26.34

Balance at September 30, 2011	7,853,226	24.70	$21,457

Exercisable at September 30, 2011	5,012,942	22.98	$20,238

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2011 of $22.93, and excludes the impact of stock options that were not in-the-money.
Deferred Stock Units
DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2011	868,025
Granted	214,769
Delivered	(90,202)
Forfeited	(37,136)

Balance at September 30, 2011	955,456	$21,909

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2011 of $22.93.
Of the shares delivered, 25,016 shares valued at $626,000 were withheld to meet statutory minimum tax withholding requirements.
9. Income Taxes
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $3.5 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2011 was 21.3% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended September 30, 2010 was 17.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.0 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2011 and 2010 would have been 22.4% and 20.5%, respectively.
The federal research credit will expire on December 31, 2011. In the past, the federal research credit has expired and has been retroactively reinstated. It is not clear if the research credit will be retroactively reinstated or reinstated at all. As such, our tax rate only reflects the benefit from the federal research credit before expiration.
In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. The audit is ongoing, and no tax assessment has been proposed.
Unrecognized Tax Benefits
The total liability for gross unrecognized tax benefits increased $644,000 during the quarter ended September 30, 2011 to $20.8 million from $20.2 million at June 30, 2011, and is included in other liabilities on our condensed consolidated balance sheets. The liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The increase was related to a current year tax position. The balance of interest and penalties accrued related to unrecognized tax benefits as of September 30, 2011 was $1.8 million and increased by $140,000 from June 30, 2011. We classify interest and penalties, if any, as components of income tax expense.
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
10. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and digital lifestyle product markets. The PC market accounted for 52% and 51% of net revenue for the three months ended September 30, 2011 and 2010, respectively.
Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
China	$89,938	$101,147
Japan	13,679	17,221
Taiwan	13,581	25,139
Korea	8,323	5,429
Other	7,925	4,249

	$133,446	$153,185

The revenue from major customers as a percentage of total net revenue for the periods presented were as follows:

	Three Months Ended
	September 30,
	2011	2010
Customer A	13%	*

*	Less than 10%
We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable for the periods presented were as follows:

	As of	As of
	September 30,	June 30,
	2011	2011
Customer A	12%	*
Customer B	11%	*
Customer C	*	12%

*	Less than 10%
11. Comprehensive Income
Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments primarily due to changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in comprehensive income. We recognize foreign currency remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.
Our comprehensive income was as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net income	$13,015	$18,699
Net unrealized gain/(loss) on available-for-sale investments, net of tax	(1,891)	537

Total comprehensive income	$11,124	$19,236

12. Subsequent Events
On September 28, 2011, we appointed Richard A. Bergman as President, Chief Executive Officer, and a director. In connection with his appointment as President and Chief Executive Officer, Mr. Bergman was granted stock options entitling him to purchase 430,000 shares of our common stock and 40,000 DSUs.
In October 2011, our Board of Directors authorized an additional $100.0 million for our common stock repurchase program, expiring in October 2013, bringing the cumulative authorization to $520.0 million. The remaining $34.3 million balance at September 30, 2011 under our common stock repurchase program, which was set to expire in April 2012, was extended, such that $134.3 million is now available for the repurchase of our common stock through October 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
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
We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, including particularly Item 1A — Risk Factors.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2011 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
Recent Accounting Pronouncements Not Yet Effective
In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. This updated guidance becomes effective for us in the first quarter of our fiscal 2013. We do not expect the adoption to have an impact on our consolidated financial statements.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for our fiscal 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position, results of operations, or cash flows.
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

Results of Operations
Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change

PC applications	$68,831	$78,853	$(10,022)	(12.7%)
Digital lifestyle product applications	64,615	74,332	(9,717)	(13.1%)

Net revenue	133,446	153,185	(19,739)	(12.9%)

Gross margin	61,260	62,828	(1,568)	(2.5%)

Operating expenses:
Research and development	28,226	24,920	3,306	13.3%
Selling, general, and administrative	16,709	15,548	1,161	7.5%

Operating income	16,325	22,360	(6,035)	(27.0%)

Interest income	200	211	(11)	(5.2%)
Interest expense	(4)	(4)	—	n/m (1)
Impairment recovery on investments	20	10	10	100.0%

Income before provision for income taxes	16,541	22,577	(6,036)	(26.7%)
Provision for income taxes	3,526	3,878	(352)	(9.1%)

Net income	$13,015	$18,699	$(5,684)	(30.4%)

(1)	not meaningful
Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage
	Three Months Ended		Point
	September 30,		Increase/
	2011	2010	(Decrease)

PC applications	51.6%	51.5%	0.1%
Digital lifestyle product applications	48.4%	48.5%	(0.1%)

Net revenue	100.0%	100.0%

Gross margin	45.9%	41.0%	4.9%

Operating expenses:
Research and development	21.2%	16.3%	4.9%
Selling, general, and administrative	12.5%	10.1%	2.4%

Operating income	12.2%	14.6%	(2.4%)

Income before provision for income taxes	12.4%	14.7%	(2.3%)

Provision for income taxes	2.6%	2.5%	0.1%

Net income	9.8%	12.2%	(2.4%)

Net Revenue.
Net revenue was $133.4 million for the quarter ended September 30, 2011 compared with $153.2 million for the quarter ended September 30, 2010, a decrease of $19.7 million, or 12.9%. Of our first quarter fiscal 2012 net revenue, $68.8 million, or 51.6%, was from PC applications and $64.6 million, or 48.4%, was from digital lifestyle product applications, including $63.7 million from mobile products. The decrease in net revenue for the quarter ended September 30, 2011 was attributable to a $10.0 million, or 12.7%, decrease in net revenue from PC applications and a $9.7 million, or 13.1%, decrease in net revenue from digital lifestyle product applications. Revenue from PC applications was down due to weakened consumer notebook market demand and revenue from mobile products was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments.
Based on calendar year 2011 industry estimates, the notebook market is anticipated to increase approximately 5% and the mobile smartphone market is anticipated to increase over 50% compared with calendar year 2010 levels.
Gross Margin.
Gross margin as a percentage of net revenue was 45.9%, or $61.3 million, for the quarter ended September 30, 2011 compared with 41.0%, or $62.8 million, for the quarter ended September 30, 2010. The 490 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.
As each custom-designed product solution we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, including warranty costs, to cost of revenue.
Operating Expenses.
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 21.2% from 16.3%, and the cost of research and development activities increased $3.3 million, or 13.3%, to $28.2 million for the quarter ended September 30, 2011 compared with $24.9 million for the quarter ended September 30, 2010. The increase in research and development expenses primarily reflected a $3.1 million increase in employee related costs, including a 13.8% increase in research and development staffing.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 12.5% from 10.1%, while the cost of selling, general, and administrative activities increased to $16.7 million for the three-month period ended September 30, 2011 compared with $15.5 million for the three-month period ended September 30, 2010. The increase in selling, general, and administrative expenses primarily reflected a $713,000 increase in employee related costs, including a 10.2% increase in selling, general, and administrative staffing, and a $400,000 increase in infrastructure and support costs for our increased business levels.
Provision for Income Taxes.
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $3.5 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively, represented estimated federal, foreign, and state taxes. The effective tax rate for the three months ended September 30, 2011 was 21.3% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended September 30, 2010 was 17.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.

The tax benefit associated with share-based compensation was $2.0 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2011 and 2010 would have been 22.4% and 20.5%, respectively.
The federal research credit will expire on December 31, 2011. In the past, the federal research credit has expired and has been retroactively reinstated. At this time, it is not clear if the federal research credit will be retroactively reinstated or reinstated at all. As such, our tax rate reflects the estimated benefit from the federal research credit through the expiration date.
In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. The audit is ongoing, and no tax assessment has been proposed.

Liquidity and Capital Resources
Our cash and cash equivalents were $241.4 million as of September 30, 2011 compared with $247.2 million as of June 30, 2011, a decrease of $5.8 million. The decrease reflects the combination of $33.5 million used to repurchase 1,391,323 shares of our common stock and $3.6 million used for the purchase of capital equipment, partially offset by $31.1 million provided from operating cash flows. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2011, $205.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.
Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2011 generated cash of $31.1 million compared with $19.1 million of cash generated during the three months ended September 30, 2010. For the three months ended September 30, 2011, net cash provided by operating activities was primarily attributable to net income of $13.0 million plus adjustments for non-cash charges of $10.2 million, and a $7.8 million net decrease in operating assets and liabilities. The net decrease in operating assets and liabilities was primarily attributable to a $5.7 million increase in other accrued liabilities and a $4.7 million increase in income taxes payable. Our days sales outstanding increased from 59 to 64 days from June 30, 2011 to September 30, 2011 and our inventory turns decreased from 11 to 10 for the same period.
Cash Flows from Investing Activities. Our investing activities primarily relate to purchases of property and equipment. Investing activities during the three months ended September 30, 2011 used net cash of $3.4 million compared with $3.6 million used during the three months ended September 30, 2010. During the three months ended September 30, 2011, net cash used in investing activities consisted of $3.6 million used for the purchase of property and equipment, partially offset by proceeds of $200,000 from the sale of non-current investments.
Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2011 was $33.4 million compared with $5.2 million net cash provided by financing activities for the three months ended September 30, 2010. Cash used in financing activities for the three months ended September 30, 2011 primarily included $33.5 million used to repurchase 1,391,323 shares of our common stock.
Common Stock Repurchase Program. In October 2011, our Board of Directors authorized an additional $100.0 million for our common stock repurchase program, increasing the cumulative authorization to $520.0 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. We hold common stock repurchased under this program as treasury stock. From April 2005 through September 30, 2011, we repurchased 14,757,799 shares of our common stock in the open market for an aggregate cost of $385.7 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $19.98. We currently have $134.3 million available under our common stock repurchase program, which expires in October 2013.
Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2012, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of September 30, 2011.
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

Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of September 30, 2011 were as follows (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	9	3	3	1	2
Purchase obligations and other commitments (2)	17	9	8	—	—

Total	$29	$12	$11	$1	$5

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligations.

(2)	Purchase obligations and other commitments include payments due under a long-term services agreement and inventory purchase obligations with contract manufacturers.
The amounts in the table above exclude unrecognized tax benefits of $20.2 million. As of September 30, 2011, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefits.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk has not changed significantly from the interest rate and foreign currency exchange risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no significant changes in our Risk Factors during the three months ended September 30, 2011 compared with the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In October 2011, our Board of Directors authorized an additional $100.0 million for our common stock repurchase program, bringing the cumulative authorization to $520.0 million, and extended the expiration date of the balance remaining in the program at September 30, 2011. After the approval of the additional $100.0 million, the remaining amount authorized for the repurchase of our common stock through October 2013 is $134.3 million. Repurchases under our common stock repurchase program during the three-month period ended September 30, 2011 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 26, 2011 - July 23, 2011	—	$—	—	$67,858,000
July 24, 2011 - August 20, 2011	1,132,415	23.99	1,132,415	40,696,000
August 21, 2011 - September 24, 2011	258,908	24.57	258,908	34,333,000

Total	1,391,323	24.10

ITEM 6.	EXHIBITS

10.27	Employment Offer Letter dated September 28, 2011 between Synaptics Incorporated and Richard Bergman (1)

10.28	Change of Control Severance Agreement entered into by Richard A. Bergman as of October 4, 2011 (2)

10.29	Severance Policy for Principal Executive Officers (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.

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

SYNAPTICS INCORPORATED
Date: November 1, 2011	By:	/s/ Richard A. Bergman
		Name:	Richard A. Bergman
		Title:	President and Chief Executive Officer

Date: November 1, 2011	By:	/s/ Kathleen A. Bayless
		Name:	Kathleen A. Bayless
		Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer