Form 10-Q
period 2011-12-31
SYNAPTICS INC
filed 2012-02-03
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding at January 27, 2012: 32,942,537

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

Page
Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— December 31, 2011 and June 30, 2011	3

Condensed Consolidated Statements of Income— Three and Six Months Ended December 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows— Six Months Ended December 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$282,465	$247,153
Accounts receivable, net of allowances of $709 at December 31, 2011 and June 30, 2011	86,748	93,808
Inventories	29,223	28,850
Prepaid expenses and other current assets	5,159	4,373

Total current assets	403,595	374,184
Property and equipment at cost, net of accumulated depreciation of $33,942 and $29,443 at December 31, 2011 and June 30, 2011, respectively	25,645	26,222
Goodwill	1,927	1,927
Non-current investments	21,922	25,876
Other assets	28,802	27,992

	$481,891	$456,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,847	$44,930
Accrued compensation	12,897	13,210
Income taxes payable	7,940	11,808
Other accrued liabilities	24,142	22,813

Total current liabilities	92,826	92,761

Notes payable	2,305	2,305
Other liabilities	22,869	21,142

Stockholders’ equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 47,624,994 and 46,832,208 shares issued, and 32,867,195 and 33,465,732 shares outstanding, at December 31, 2011 and June 30, 2011, respectively	48	47
Additional paid-in capital	435,483	406,653
Treasury stock: 14,757,799 and 13,366,476 common treasury shares at December 31, 2011 and June 30, 2011, respectively, at cost	(385,666)	(352,142)
Accumulated other comprehensive income	713	2,520
Retained earnings	313,313	282,915

Total stockholders’ equity	363,891	339,993

	$481,891	$456,201

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net revenue	$145,470	$159,581	$278,916	$312,766
Cost of revenue	76,747	94,543	148,933	184,900

Gross margin	68,723	65,038	129,983	127,866

Operating expenses:
Research and development	29,837	26,640	58,063	51,560
Selling, general, and administrative	17,721	18,958	34,430	34,506

Total operating expenses	47,558	45,598	92,493	86,066

Operating income	21,165	19,440	37,490	41,800
Interest income	251	226	451	437
Interest expense	(5)	(5)	(9)	(9)
Impairment (loss)/recovery on investments, net	(7)	—	13	10

Income before provision for income taxes	21,404	19,661	37,945	42,238
Provision for income taxes	4,021	1,983	7,547	5,861

Net income	$17,383	$17,678	$30,398	$36,377

Net income per share:
Basic	$0.53	$0.52	$0.93	$1.06

Diluted	$0.51	$0.50	$0.89	$1.02

Shares used in computing net income per share:
Basic	32,569	33,954	32,717	34,181

Diluted	34,005	35,360	33,972	35,644

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net income	$30,398	$36,377
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	16,666	17,357
Deferred taxes	(1,335)	(1,924)
Depreciation of property and equipment	5,533	5,295
Impairment of software, property, and equipment	1,008	—
Impairment recovery of investments	(13)	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	7,060	(24,134)
Inventories	(373)	(4,335)
Prepaid expenses and other current assets	(786)	49
Other assets	277	(190)
Accounts payable	2,917	11,010
Accrued compensation	(313)	598
Income taxes payable	(2,181)	(1,482)
Other accrued liabilities	1,369	4,840

Net cash provided by operating activities	60,227	43,451

Cash flows from investing activities
Proceeds from sales and maturities of non-current investments	2,160	250
Purchases of property and equipment	(5,964)	(6,944)

Net cash used in investing activities	(3,804)	(6,694)

Cash flows from financing activities
Purchases of treasury stock	(33,524)	(40,210)
Proceeds from issuance of shares	13,895	11,558
Payroll taxes for deferred stock units	(1,482)	(1,519)

Net cash used in financing activities	(21,111)	(30,171)

Net increase in cash and cash equivalents	35,312	6,586
Cash and cash equivalents at beginning of period	247,153	209,858

Cash and cash equivalents at end of period	$282,465	$216,444

Supplemental disclosures of cash flow information

Cash paid for income taxes	$11,251	$9,291

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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2012 is a 53-week period ending on June 30, 2012. Our fiscal 2011 was a 52-week period ending on June 25, 2011. The fiscal periods presented in this report were a 14-week period for the three months ended December 31, 2011 and a 13-week period for the three months ended December 25, 2010. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various quantitative and qualitative assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

3. Net Income Per Share
The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Numerator:
Net income	$17,383	$17,678	$30,398	$36,377

Denominator:
Shares, basic	32,569	33,954	32,717	34,181
Effect of dilutive share-based awards	1,436	1,406	1,255	1,463

Shares, diluted	34,005	35,360	33,972	35,644

Net income per share:
Basic	$0.53	$0.52	$0.93	$1.06

Diluted	$0.51	$0.50	$0.89	$1.02

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
Dilutive net income per share amounts do not include the weighted average effect of 4,076,726 and 3,851,002 share-based awards that were outstanding during the three months ended December 31, 2011 and 2010, and 4,076,777 and 3,916,290 share-based awards that were outstanding during the six months ended December 31, 2011 and 2010, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.
4. Fair Value of Cash Equivalents and Investments
Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	December 31,		June 30,
	2011		2011
	Level 1	Level 3	Level 1	Level 3

Money market	$279,175	$—	$243,966	$—
Auction rate securities	—	21,922	—	25,876

Total available-for-sale securities	$279,175	$21,922	$243,966	$25,876

Money market balances are included in cash and cash equivalents as of December 31, 2011 and June 30, 2011. Auction rate securities, or ARS, investments are included in non-current investments as of December 31, 2011 and June 30, 2011.

Changes in fair value of our Level 3 financial assets were as follows (in thousands):

Balance as of June 30, 2011	$25,876
Net unrealized loss	(1,807)
Impairment recovery of redeemed investments	13
Redemptions	(2,160)

Balance as of December 31, 2011	$21,922

There were no transfers in or out of our Level 1 or 3 assets during the six months ended December 31, 2011.
The fair values of our cash equivalents, accounts receivable, and accounts payable approximate their carrying values because of the short-term nature of those instruments.
5. Auction Rate Securities
Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and six months ended December 31, 2011, $2.0 million and $2.2 million, respectively, of our ARS investments were redeemed for a small discount from par. During the three and six months ended December 31, 2010, $50,000 and $250,000, respectively, of our ARS investments were redeemed at par.
As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of December 31, 2011 using a trinomial discounted cash flow analysis. The analysis considered, among other factors, the following:
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
Contractual maturities for our ARS investments are generally greater than five years, with fair value of $8.2 million maturing from calendar years 2015 to 2017, $6.5 million maturing from calendar years 2040 to 2045, and $7.2 million having no stated maturity. Of our ARS investments, $16.8 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of December 31, 2011, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$6,950	$(189)	$6,761	$(292)	$6,469
Closed end municipal and corporate funds	7,850	(54)	7,796	(545)	7,251
Credit linked notes	13,500	(8,765)	4,735	1,636	6,371
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(86)	1,831

Total ARS	$35,300	$(14,091)	$21,209	$713	$21,922

All of the ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.
The various types of ARS investments we held as of June 30, 2011, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

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

All of the ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.
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

6. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2011	2011
Raw materials	$23,440	$22,607
Finished goods	5,783	6,243

	$29,223	$28,850

7. Product Warranties, Indemnifications, and Contingencies
Product Warranties
We generally warrant our products for a period of 12 months or more from the date of sale and estimate probable product warranty costs at the time we recognize revenue. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, materials usage, and delivery costs. We assess the adequacy of our warranty obligations each reporting period and adjust the accrued warranty liability on the basis of our estimates.
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
Contingencies
We have in the past and may in the future receive notices from third parties that claim our products infringe their intellectual property rights. We cannot be certain that our technologies and products do not or will not infringe issued patents or other proprietary rights of third parties.
Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.
8. Share-Based Compensation
Share-based compensation and the related tax benefit recognized in our consolidated statements of income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of revenue	$275	$369	$590	$677
Research and development	3,899	3,325	7,440	6,752
Selling, general, and administrative	4,326	5,757	8,636	9,928

Total	$8,500	$9,451	$16,666	$17,357

Income tax benefit on share-based compensation	$2,865	$2,716	$4,880	$5,079

Historically, we have issued new shares in connection with our share-based compensation plans. However, treasury shares are also available, including shares repurchased under our common stock repurchase program.

Stock Options
Stock option activity and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2011	7,835,499	$24.71
Granted	842,086	25.27
Exercised	(537,103)	20.77
Forfeited	(173,076)	26.37

Balance at December 31, 2011	7,967,406	24.99	$46,061

Exercisable at December 31, 2011	4,969,815	23.57	$36,339

The aggregate intrinsic value was determined using the closing price of our common stock on December 30, 2011, of $30.15, and excludes the impact of stock options that were not in-the-money.
Deferred Stock Units
DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2011	868,025
Granted	400,720
Delivered	(195,852)
Forfeited	(44,525)

Balance at December 31, 2011	1,028,368	$31,005

The aggregate intrinsic value was determined using the closing price of our common stock on December 30, 2011, of $30.15.
Of the shares delivered, 50,369 shares valued at $1.5 million were withheld to meet statutory minimum tax withholding requirements.
Employee Stock Purchase Plan
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six-month period ended December 31, 2011 were as follows (in thousands, except for shares purchased and weighted average purchase price):

Shares purchased	110,200
Weighted average purchase price	$24.87
Cash received	$2,741
Aggregate intrinsic value	$970

9. Income Taxes
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $4.0 million and $2.0 million for the three months ended December 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2011 was 18.8% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended December 31, 2010 was 10.1% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.
The provision for income taxes of $7.5 million and $5.9 million for the six months ended December 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2011 was 19.9% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the six months ended December 31, 2010 was 13.9% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.
Tax benefit associated with share-based compensation was $2.9 million and $2.7 million for the three months ended December 31, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2011 and 2010 would have been 23.0% and 16.1%, respectively.
Tax benefit associated with share-based compensation was $4.9 million and $5.1 million for the six months ended December 31, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2011 and 2010 would have been 22.8% and 18.4%, respectively.
The federal research credit expired on December 31, 2011. Generally, in the past when the federal research credit has expired it has been retroactively reinstated. However, it is not clear if the research credit will be retroactively reinstated or reinstated at all. As such, our tax rate only reflects the benefit from the federal research credit through the expiration date.
In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. We are currently under audit, and no tax assessment has been proposed. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.
Unrecognized Tax Benefits
The total liability for gross unrecognized tax benefits increased $1.3 million during the six months ended December 31, 2011 to $21.5 million from $20.2 million at June 30, 2011 and is included in other liabilities on our condensed consolidated balance sheets. The liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The increase was related to a current fiscal year tax position. The balance of interest and penalties accrued related to unrecognized tax benefits as of December 31, 2011 was $2.0 million and increased by $368,000 from June 30, 2011. We classify interest and penalties, if any, as components of income tax expense.
While we are currently under audit and no tax assessment has been proposed, we anticipate the audit will conclude within the next 12 months and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

10. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and digital lifestyle product markets. The PC market accounted for 46% and 45% of net revenue for the three months ended December 31, 2011 and 2010, respectively, and 49% and 48% of net revenue for the six months ended December 31, 2011 and 2010, respectively.
Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

China	$93,835	$110,490	$183,773	$211,637
Taiwan	17,316	24,275	30,898	49,414
Japan	16,027	17,125	29,706	34,346
Korea	12,314	4,310	20,637	9,740
Other	5,978	3,381	13,902	7,629

	$145,470	$159,581	$278,916	$312,766

The revenue from major customers as a percentage of total net revenue for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Customer A	15%	10%	14%	*

*	Less than 10%
We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	As of	As of
	December 31,	June 30,
	2011	2011
Customer A	11%	*
Customer B	10%	*
Customer C	*	12%

*	Less than 10%

11. Comprehensive Income
Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments, primarily due to changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in comprehensive income. We recognize foreign currency remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.
Our comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$17,383	$17,678	$30,398	$36,377
Net unrealized gain/(loss) on available-for-sale investments, net of tax	84	143	(1,807)	680

Total comprehensive income	$17,467	$17,821	$28,591	$37,057

12. Subsequent Events
In January 2012, we received $5.6 million for the redemption of ARS investments at par resulting in an impairment recovery of $36,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the PC and digital lifestyle product markets; competitive factors in the PC and digital lifestyle product markets; revenue from the PC and digital lifestyle product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost improvement programs; and our expectations regarding the timing of the conclusion of an ongoing tax audit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.
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
Our research and development expenses include costs for supplies and materials related to product development as well as the engineering costs incurred to design human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2011 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
Recent Accounting Pronouncements Not Yet Effective
In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. This updated guidance becomes effective for us in the first quarter of our fiscal 2013. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations, or cash flows.
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
In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective beginning in our third quarter of fiscal 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect that the adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.

Results of Operations
As the fiscal quarter and six-month period ended December 31, 2011 were 14- and 27-week periods, respectively, and the fiscal quarter and six-month period ended December 31, 2010 were 13- and 26-week periods, respectively, the condensed consolidated statements of income during the fiscal quarter and six-month periods ended December 31, 2011 reflect an additional week of activity.
Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

PC applications	$67,067	$71,026	$(3,959)	(5.6%)	$135,898	$149,879	$(13,981)	(9.3%)
Digital lifestyle product applications	78,403	88,555	(10,152)	(11.5%)	143,018	162,887	(19,869)	(12.2%)

Net revenue	145,470	159,581	(14,111)	(8.8%)	278,916	312,766	(33,850)	(10.8%)

Gross margin	68,723	65,038	3,685	5.7%	129,983	127,866	2,117	1.7%

Operating expenses:
Research and development	29,837	26,640	3,197	12.0%	58,063	51,560	6,503	12.6%
Selling, general, and administrative	17,721	18,958	(1,237)	(6.5%)	34,430	34,506	(76)	(0.2%)

Operating income	21,165	19,440	1,725	8.9%	37,490	41,800	(4,310)	(10.3%)

Interest income	251	226	25	11.1%	451	437	14	3.2%
Interest expense	(5)	(5)	—	—	(9)	(9)	—	—
Impairment (loss)/recovery on investments, net	(7)	—	(7)	n/m (1)	13	10	3	30.0%

Income before provision for income taxes	21,404	19,661	1,743	8.9%	37,945	42,238	(4,293)	(10.2%)
Provision for income taxes	4,021	1,983	2,038	102.8%	7,547	5,861	1,686	28.8%

Net income	$17,383	$17,678	$(295)	(1.7%)	$30,398	$36,377	$(5,979)	(16.4%)

(1)	not meaningful
Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage			Percentage
	Three Months Ended		Point	Six Months Ended		Point
	December 31,		Increase/	December 31,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)

PC applications	46.1%	44.5%	1.6%	48.7%	47.9%	0.8%
Digital lifestyle product applications	53.9%	55.5%	(1.6%)	51.3%	52.1%	(0.8%)

Net revenue	100.0%	100.0%		100.0%	100.0%
Gross margin	47.2%	40.8%	6.4%	46.6%	40.9%	5.7%

Operating expenses:
Research and development	20.5%	16.7%	3.8%	20.8%	16.5%	4.3%
Selling, general, and administrative	12.2%	11.9%	0.3%	12.3%	11.0%	1.3%

Operating income	14.5%	12.2%	2.3%	13.4%	13.4%	—

Income before provision for income taxes	14.7%	12.3%	2.4%	13.6%	13.5%	0.1%

Provision for income taxes	2.8%	1.2%	1.6%	2.7%	1.9%	0.8%

Net income	11.9%	11.1%	0.8%	10.9%	11.6%	(0.7%)

Net Revenue.
Net revenue was $145.5 million for the quarter ended December 31, 2011 compared with $159.6 million for the quarter ended December 31, 2010, a decrease of $14.1 million, or 8.8%. Of our second quarter fiscal 2012 net revenue, $67.1 million, or 46.1%, was from PC applications and $78.4 million, or 53.9%, was from digital lifestyle product applications, including $76.3 million from mobile products. The decrease in net revenue for the quarter ended December 31, 2011 was attributable to a $10.2 million, or 11.5%, decrease in net revenue from digital lifestyle product applications and a $3.9 million, or 5.6%, decrease in net revenue from PC applications. Net revenue from mobile products was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments. Net revenue from PC applications was down due primarily to lower PC peripheral revenue.
Net revenue was $278.9 million for the six months ended December 31, 2011 compared with $312.8 million for the six months ended December 31, 2010, a decrease of $33.9 million, or 10.8%. Of our first half fiscal 2012 net revenue, $135.9 million, or 48.7%, was from PC applications and $143.0 million, or 51.3%, was from digital lifestyle product applications, including $139.9 million from mobile products. The decrease in net revenue for the six months ended December 31, 2011 was attributable to a $19.9 million, or 12.2%, decrease in net revenue from digital lifestyle product applications and a $14.0 million, or 9.3%, decrease in net revenue from PC applications. Net revenue from mobile products was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments. Net revenue from PC applications was down due primarily to lower PC peripheral revenue.
Based on industry estimates of unit shipments, the notebook market is anticipated to increase approximately 9% and the mobile smartphone market is anticipated to increase over 30% in calendar year 2012 compared with calendar year 2011.
Gross Margin.
Gross margin as a percentage of net revenue was 47.2%, or $68.7 million, for the quarter ended December 31, 2011 compared with 40.8%, or $65.0 million, for the quarter ended December 31, 2010. The 640 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.
Gross margin as a percentage of net revenue was 46.6%, or $130.0 million, for the six months ended December 31, 2011 compared with 40.9%, or $127.9 million, for the six months ended December 31, 2010. The 570 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.
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
Operating Expenses.
Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 20.5% from 16.7%, and the expenses for research and development activities increased $3.2 million, or 12.0%, to $29.8 million for the quarter ended December 31, 2011 compared with $26.6 million for the quarter ended December 31, 2010. The increase in research and development expenses primarily reflected a $3.5 million increase in employee-related costs related to a 12.0% increase in research and development staffing, a $636,000 increase in infrastructure and support costs, and a $573,000 increase in share-based compensation costs, partially offset by a $1.1 million decline in temporary services.

Research and development expenses increased as a percentage of net revenue to 20.8% from 16.5%, and the expenses for research and development activities increased $6.5 million, or 12.6%, to $58.1 million for the six months ended December 31, 2011 compared with $51.6 million for the six months ended December 31, 2010. The increase in research and development expenses primarily reflected a $6.6 million increase in employee-related costs related to a 12.8% increase in research and development staffing, a $1.0 million increase in infrastructure and support costs, and a $687,000 increase in share-based compensation costs, partially offset by a $1.5 million decline in temporary services.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 12.2% from 11.9%, while the expenses for selling, general, and administrative activities decreased $1.2 million, or 6.5%, to $17.7 million for the three-month period ended December 31, 2011 compared with $19.0 million for the three-month period ended December 31, 2010. The decrease in selling, general, and administrative expenses primarily reflected a $2.7 million decrease in non-recurring costs related to the resignation of our former Chief Executive Officer (“CEO”) in October 2010, partially offset by a $1.8 million increase in continuing employee-related costs.
Selling, general, and administrative expenses increased as a percentage of net revenue to 12.3% from 11.0%, while the expenses for selling, general, and administrative activities remained relatively flat at $34.4 million for the six-month period ended December 31, 2011 compared with $34.5 million for the six-month period ended December 31, 2010. The selling, general, and administrative expenses reflected a $2.7 million decrease in non-recurring costs related to the resignation of our former CEO in October 2010, nearly entirely offset by a $2.5 million increase in continuing employee related costs related to a 9.0% increase in selling, general, and administrative staffing.
Provision for Income Taxes.
We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.
The provision for income taxes of $4.0 million and $2.0 million for the three months ended December 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2011 was 18.8% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended December 31, 2010 was 10.1% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.
The provision for income taxes of $7.5 million and $5.9 million for the six months ended December 31, 2011 and 2010, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2011 was 19.9% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the six months ended December 31, 2010 was 13.9% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.
Tax benefit associated with share-based compensation was $2.9 million and $2.7 million for the three months ended December 31, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2011 and 2010 would have been 23.0% and 16.1%, respectively.
Tax benefit associated with share-based compensation was $4.9 million and $5.1 million for the six months ended December 31, 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2011 and 2010 would have been 22.8% and 18.4%, respectively.
The federal research credit expired on December 31, 2011. Generally, in the past when the federal research credit has expired it has been retroactively reinstated. However, it is not clear if the research credit will be retroactively reinstated or reinstated at all. As such, our tax rate only reflects the benefit from the federal research credit through the expiration date.

In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 will be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. While we are currently under audit and no tax assessment has been proposed, we anticipate the audit will conclude within the next twelve months.
Liquidity and Capital Resources
Our cash and cash equivalents were $282.5 million as of December 31, 2011 compared with $247.2 million as of June 30, 2011, an increase of $35.3 million. The increase reflects the combination of $60.2 million provided from operating cash flows and $13.9 million of proceeds from the issuance of shares under our share-based compensation plans, partially offset by $33.5 million used to repurchase 1,391,323 shares of our common stock and $6.0 million used for the purchase of capital equipment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of December 31, 2011, $244.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay federal and state taxes to repatriate these funds.
Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2011 generated net cash of $60.2 million compared with $43.5 million of net cash generated during the six months ended December 31, 2010. For the six months ended December 31, 2011, net cash provided by operating activities was primarily attributable to net income of $30.4 million plus adjustments for non-cash charges of $21.9 million, and an $8.0 million net decrease in operating assets and liabilities. The net decrease in operating assets and liabilities was primarily attributable to a $7.1 million decrease in accounts receivable, a $2.9 million increase in accounts payable, partially offset by a $2.2 million decrease in income taxes payable. Our days sales outstanding decreased from 59 to 54 days from June 30, 2011 to December 31, 2011 and our annual inventory turns remained at 11 for the same period.
Cash Flows from Investing Activities. Our investing activities primarily relate to purchases of property and equipment. Investing activities during the six months ended December 31, 2011 used net cash of $3.8 million compared with $6.7 million used during the six months ended December 31, 2010. During the six months ended December 31, 2011, net cash used in investing activities consisted of $6.0 million used for the purchase of property and equipment, partially offset by proceeds of $2.2 million from the sale of non-current investments.
Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2011 was $21.1 million compared with $30.2 million for the six months ended December 31, 2010. Net cash used in financing activities for the six months ended December 31, 2011 primarily included $33.5 million used to repurchase 1,391,323 shares of our common stock, partially offset by $13.9 million of proceeds from issuance of common stock under our share-based compensation plans.
Common Stock Repurchase Program. In October 2011, our Board of Directors authorized an additional $100.0 million for our common stock repurchase program, increasing the cumulative authorization to $520.0 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. We hold common stock repurchased under this program as treasury stock. From April 2005 through December 31, 2011, we repurchased 14,757,799 shares of our common stock in the open market for an aggregate cost of $385.7 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split, the average cost would be $19.98. We currently have $134.3 million available under our common stock repurchase program, which expires in October 2013.
Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2012, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of December 31, 2011.
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
Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.
Our non-current investments consist of ARS investments, which have failed to settle in auctions. These failures generally resulted in the interest rates resetting from LIBOR plus 50 basis points to LIBOR plus 225 basis points on the regularly scheduled auction dates. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of December 31, 2011 were as follows (in millions):

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
The amounts in the table above exclude unrecognized tax benefits of $21.5 million. Although we were under audit by a tax agency as of December 31, 2011, we anticipate the audit will conclude within the next 12 months and as a result our unrecognized tax benefits could change.

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
There have been no significant changes in our Risk Factors during the three months ended December 31, 2011, compared with the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In October 2011, our Board of Directors authorized an additional $100.0 million for our common stock repurchase program, bringing the cumulative authorization to $520.0 million, and extended the expiration date of the balance remaining in the program. After the approval of the additional $100.0 million, the remaining amount authorized for the repurchase of our common stock through October 2013 is $134.3 million. There were no repurchases under our common stock repurchase program during the three-month period ended December 31, 2011.

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

SYNAPTICS INCORPORATED
Date: February 3, 2012	By:	/s/ Richard A. Bergman
		Name:	Richard A. Bergman
		Title:	President and Chief Executive Officer

Date: February 3, 2012	By:	/s/ Kathleen A. Bayless
		Name:	Kathleen A. Bayless
		Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer