Form 10-Q
period 2012-03-31
SYNAPTICS INC
filed 2012-05-04
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at April 27, 2012: 33,679,349

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	June 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$324,118	$247,153
Accounts receivable, net of allowances of $503 at March 31, 2012 and $709 at June 30, 2011	95,493	93,808
Inventories	27,975	28,850
Prepaid expenses and other current assets	4,476	4,373

Total current assets	452,062	374,184
Property and equipment at cost, net of accumulated depreciation of $35,785 and $29,443 at March 31, 2012 and June 30, 2011, respectively	24,800	26,222
Goodwill	1,927	1,927
Non-current investments	18,088	25,876
Other assets	26,333	27,992

	$523,210	$456,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,062	$44,930
Accrued compensation	11,469	13,210
Income taxes payable	8,788	11,808
Other accrued liabilities	27,598	22,813

Total current liabilities	94,917	92,761

Notes payable	2,305	2,305
Other liabilities	23,600	21,142

Stockholders’ equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 48,432,280 and 46,832,208 shares issued, and 33,674,481 and 33,465,732 shares outstanding, at March 31, 2012 and June 30, 2011, respectively	48	47
Additional paid-in capital	460,714	406,653
Treasury stock: 14,757,799 and 13,366,476 common treasury shares at March 31, 2012 and June 30, 2011, respectively, at cost	(385,666)	(352,142)
Accumulated other comprehensive income	2,533	2,520
Retained earnings	324,759	282,915

Total stockholders’ equity	402,388	339,993

	$523,210	$456,201

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net revenue	$131,705	$142,406	$410,621	$455,172
Cost of revenue	69,525	84,790	218,458	269,690

Gross margin	62,180	57,616	192,163	185,482

Operating expenses:
Research and development	29,415	25,956	87,478	77,516
Selling, general, and administrative	18,031	17,244	52,461	51,750

Total operating expenses	47,446	43,200	139,939	129,266

Operating income	14,734	14,416	52,224	56,216
Interest income	231	242	682	679
Interest expense	(4)	(4)	(13)	(13)
Impairment recovery on investments, net	46	10	59	20

Income before provision for income taxes	15,007	14,664	52,952	56,902
Provision for income taxes	3,561	1,168	11,108	7,029

Net income	$11,446	$13,496	$41,844	$49,873

Net income per share:
Basic	$0.34	$0.40	$1.27	$1.46

Diluted	$0.33	$0.38	$1.22	$1.40

Shares used in computing net income per share:
Basic	33,389	33,992	32,935	34,118

Diluted	35,179	35,346	34,374	35,565

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$41,844	$49,873
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	25,663	25,708
Deferred taxes	40	(2,300)
Tax benefit realized from share-based compensation	—	3,155
Excess tax benefit from share-based compensation	(2,032)	(3,155)
Depreciation of property and equipment	7,978	8,184
Impairment of property and equipment	1,269	—
Impairment recovery of investments	(59)	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,685)	3,848
Inventories	875	(13,957)
Prepaid expenses and other current assets	(103)	120
Other assets	1,325	(410)
Accounts payable	2,132	(5,511)
Accrued compensation	(1,741)	373
Income taxes payable	(731)	(3,259)
Other accrued liabilities	4,954	1,836

Net cash provided by operating activities	79,729	64,485

Cash flows from investing activities
Proceeds from sales and maturities of non-current investments	7,860	350
Purchases of property and equipment	(7,825)	(9,623)

Net cash provided by (used in) investing activities	35	(9,273)

Cash flows from financing activities
Purchases of treasury stock	(33,524)	(40,210)
Proceeds from issuance of shares	31,294	20,581
Excess tax benefit from share-based compensation	2,032	3,155
Payroll taxes for deferred stock units	(2,601)	(2,311)

Net cash used in financing activities	(2,799)	(18,785)

Net increase in cash and cash equivalents	76,965	36,427
Cash and cash equivalents at beginning of period	247,153	209,858

Cash and cash equivalents at end of period	$324,118	$246,285

Supplemental disclosures of cash flow information
Cash paid for income taxes	$11,787	$9,459

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2012 is a 53-week period ending on June 30, 2012. Our fiscal 2011 was a 52-week period ending on June 25, 2011. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended March 31, 2012 and March 26, 2011 and a 40-week period and 39-week period for the nine months ended March 31, 2012 and March 26, 2011, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various quantitative and qualitative assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Net income	$11,446	$13,496	$41,844	$49,873

Denominator:
Shares, basic	33,389	33,992	32,935	34,118
Effect of dilutive share-based awards	1,790	1,354	1,439	1,447

Shares, diluted	35,179	35,346	34,374	35,565

Net income per share:
Basic	$0.34	$0.40	$1.27	$1.46

Diluted	$0.33	$0.38	$1.22	$1.40

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

Dilutive net income per share amounts do not include the weighted average effect of 1,219,495 and 3,471,863 share-based awards that were outstanding during the three months ended March 31, 2012 and 2011, and 3,833,213 and 3,507,168 share-based awards that were outstanding during the nine months ended March 31, 2012 and 2011, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value of Cash Equivalents and Investments

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	March 31,		June 30,
	2012		2011
	Level 1	Level 3	Level 1	Level 3
Money market	$320,813	$—	$243,966	$—
Auction rate securities	—	18,088	—	25,876

Total available-for-sale securities	$320,813	$18,088	$243,966	$25,876

Money market balances are included in cash and cash equivalents as of March 31, 2012 and June 30, 2011. Auction rate securities, or ARS, investments are included in non-current investments as of March 31, 2012 and June 30, 2011.

Changes in fair value of our Level 3 financial assets were as follows (in thousands):

Balance as of June 30, 2011	$25,876
Net unrealized gain	13
Impairment recovery of redeemed investments	59
Redemptions	(7,860)

Balance as of March 31, 2012	$18,088

There were no transfers in or out of our Level 1 or 3 assets during the nine months ended March 31, 2012.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended March 31, 2012, $5.7 million of our ARS investments were redeemed at par. During the nine months ended March 31, 2012, $7.9 million of our ARS investments were redeemed at par or for a small discount from par. During the three and nine months ended March 31, 2011, $100,000 and $350,000, respectively, of our ARS investments were redeemed at par.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of March 31, 2012 using a trinomial discounted cash flow analysis. The analysis considered, among other factors, the following:

•	the collateral underlying the security investments;

•	the creditworthiness of the counterparty;

•	the timing of expected future cash flows;

•	the probability of a successful auction in a future period;

•	the underlying structure of each investment;

•	the present value of future principal and interest payments discounted at rates considered to reflect current market conditions;

•	a consideration of the probabilities of default, passing a future auction, or redemption at par for each period; and

•	estimates of the recovery rates in the event of default for each investment.

When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions.

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $9.5 million maturing from calendar years 2015 to 2017, $6.4 million maturing from calendar years 2040 to 2045, and $2.1 million having no stated maturity. Of our ARS investments, $11.1 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of March 31, 2012, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$6,850	$(179)	$6,671	$(233)	$6,438
Closed end municipal funds	2,250	(18)	2,232	(124)	2,108
Credit linked notes	13,500	(8,765)	4,735	2,935	7,670
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(45)	1,872

Total ARS	$29,600	$(14,045)	$15,555	$2,533	$18,088

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

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$9,150	$(242)	$8,908	$(249)	$8,659
Closed end municipal funds	7,850	(54)	7,796	(467)	7,329
Credit linked notes	13,500	(8,765)	4,735	3,291	8,026
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(55)	1,862

Total ARS	$37,500	$(14,144)	$23,356	$2,520	$25,876

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2012	2011
Raw materials	$23,288	$23,545
Finished goods	4,687	5,305

	$27,975	$28,850

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

8. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Cost of revenue	$313	$355	$903	$1,032
Research and development	3,769	3,377	11,209	10,129
Selling, general, and administrative	4,915	4,619	13,551	14,547

Total	$8,997	$8,351	$25,663	$25,708

Income tax benefit on share-based compensation	$2,539	$2,347	$7,419	$7,426

Historically, we have issued new shares in connection with our share-based compensation plans. However, treasury shares are also available, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2011	7,835,499	$24.71
Granted	979,886	26.95
Exercised	(1,280,919)	22.29
Forfeited	(327,037)	29.50

Balance at March 31, 2012	7,207,429	25.22	$81,855

Exercisable at March 31, 2012	4,500,774	23.70	$58,073

The aggregate intrinsic value was determined using the closing price of our common stock on March 30, 2012, of $36.51, and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2011	868,025
Granted	512,929
Delivered	(288,762)
Forfeited	(56,186)

Balance at March 31, 2012	1,036,006	$37,825

The aggregate intrinsic value was determined using the closing price of our common stock on March 30, 2012, of $36.51.

Of the shares delivered, 79,719 shares valued at $2.6 million were withheld to meet statutory minimum tax withholding requirements.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for our employee stock purchase plan purchases during the nine-month period ended March 31, 2012 were as follows (in thousands, except for shares purchased and weighted average purchase price):

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

The provision for income taxes of $3.6 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2012 was 23.7% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and an increase to the liability for uncertain tax positions. The effective tax rate for the three months ended March 31, 2011 was 8.0% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.

The provision for income taxes of $11.1 million and $7.0 million for the nine months ended March 31, 2012 and 2011, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2012 was 21.0% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the nine months ended March 31, 2011 was 12.4% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.5 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended March 31, 2012 and 2011 would have been 25.4% and 15.3%, respectively.

Tax benefit associated with share-based compensation was $7.4 million for both the nine months ended March 31, 2012 and 2011. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2012 and 2011 would have been 23.6% and 17.5%, respectively.

The federal research credit expired on December 31, 2011. Generally, in the past when the federal research credit has expired, it has been retroactively reinstated. However, it is not clear if the research credit will be retroactively reinstated or reinstated at all. As such, our tax rate only reflects the benefit from the federal research credit through the expiration date.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $2.2 million during the nine months ended March 31, 2012 to $22.4 million from $20.2 million at June 30, 2011 and is included in other liabilities on our condensed consolidated balance sheets. The liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The increase was primarily related to a current fiscal year tax position. The balance of interest and penalties accrued related to unrecognized tax benefits as of March 31, 2012 was $2.1 million and increased by $419,000 from June 30, 2011. We classify interest and penalties, if any, as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In April 2012, we received notices of proposed adjustments disallowing certain interest deductions resulting in a potential tax liability of approximately $1.0 million, excluding interest and penalties. We intend to contest the proposed adjustments through the administrative process. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.

While the Service’s audit is still ongoing, we anticipate it will conclude within the next 12 months and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

10. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and digital lifestyle product markets. The PC market accounted for 49% and 43% of net revenue for the three months ended March 31, 2012 and 2011, respectively, and 49% and 47% of net revenue for the nine months ended March 31, 2012 and 2011, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
China	$77,080	$91,212	$260,853	$302,849
Japan	17,880	17,623	47,586	51,970
Taiwan	16,761	13,489	47,659	62,903
Korea	8,747	6,612	29,384	16,352
Other	11,237	13,470	25,139	21,098

	$131,705	$142,406	$410,621	$455,172

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Customer A	12%	*	13%	*

*	Less than 10%

We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	As of		As of
	March 31,		June 30,
	2012		2011
Customer A	11%			*
Customer B		*	12%

*	Less than 10%

11. Comprehensive Income

Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in comprehensive income. We recognize foreign currency remeasurement adjustments in our consolidated statement of income as the U.S. dollar is the functional currency of our foreign entities.

Our comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$11,446	$13,496	$41,844	$49,873
Net unrealized gain on available-for-sale investments, net of tax	1,820	716	13	1,396

Total comprehensive income	$13,266	$14,212	$41,857	$51,269

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

In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the PC and digital lifestyle product markets; competitive factors in the PC and digital lifestyle product markets; revenue from the PC and digital lifestyle product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs; and our expectations regarding the timing of the conclusion of an ongoing tax audit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, including particularly Item 1A—Risk Factors.

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

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2012 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Results of Operations

As the fiscal nine-month period ended March 31, 2012 was a 40-week period, and the fiscal nine-month period ended March 31, 2011 was a 39-week period, the condensed consolidated statements of income during the fiscal nine-month period ended March 31, 2012 reflect an additional week of activity.

Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
PC applications	$65,105	$61,680	$3,425	5.6%	$201,003	$211,559	$(10,556)	(5.0%)
Digital lifestyle product applications	66,600	80,726	(14,126)	(17.5%)	209,618	243,613	(33,995)	(14.0%)

Net revenue	131,705	142,406	(10,701)	(7.5%)	410,621	455,172	(44,551)	(9.8%)

Gross margin	62,180	57,616	4,564	7.9%	192,163	185,482	6,681	3.6%

Operating expenses:
Research and development	29,415	25,956	3,459	13.3%	87,478	77,516	9,962	12.9%
Selling, general, and administrative	18,031	17,244	787	4.6%	52,461	51,750	711	1.4%

Operating income	14,734	14,416	318	2.2%	52,224	56,216	(3,992)	(7.1%)

Interest income	231	242	(11)	(4.5%)	682	679	3	0.4%
Interest expense	(4)	(4)	—	—	(13)	(13)	—	—
Impairment recovery on investments, net	46	10	36	360.0%	59	20	39	195.0%

Income before provision for income taxes	15,007	14,664	343	2.3%	52,952	56,902	(3,950)	(6.9%)
Provision for income taxes	3,561	1,168	2,393	204.9%	11,108	7,029	4,079	58.0%

Net income	$11,446	$13,496	$(2,050)	(15.2%)	$41,844	$49,873	$(8,029)	(16.1%)

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage			Percentage
	Three Months Ended		Point	Nine Months Ended		Point
	March 31,		Increase/	March 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
PC applications	49.4%	43.3%	6.1%	49.0%	46.5%	2.5%
Digital lifestyle product applications	50.6%	56.7%	(6.1%)	51.0%	53.5%	(2.5%)

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	47.2%	40.5%	6.7%	46.8%	40.7%	6.1%

Operating expenses:
Research and development	22.3%	18.2%	4.1%	21.3%	17.0%	4.3%
Selling, general, and administrative	13.7%	12.1%	1.6%	12.8%	11.4%	1.4%

Operating income	11.2%	10.1%	1.1%	12.7%	12.4%	0.3%

Income before provision for income taxes	11.4%	10.3%	1.1%	12.9%	12.5%	0.4%

Provision for income taxes	2.7%	0.8%	1.9%	2.7%	1.5%	1.2%

Net income	8.7%	9.5%	(0.8%)	10.2%	11.0%	(0.8%)

Net Revenue.

Net revenue was $131.7 million for the quarter ended March 31, 2012 compared with $142.4 million for the quarter ended March 31, 2011, a decrease of $10.7 million, or 7.5%. Of our third quarter fiscal 2012 net revenue, $65.1 million, or 49.4%, was from PC applications and $66.6 million, or 50.6%, was from digital lifestyle product applications, including $64.7 million from mobile products. The decrease in net revenue for the quarter ended March 31, 2012 was attributable to a $14.1 million, or 17.5%, decrease in net revenue from digital lifestyle product applications, partially offset by an increase of $3.4 million, or 5.6%, in net revenue from PC applications. Net revenue from mobile products was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments. Net revenue from PC applications increased due primarily to higher unit sales in the quarter.

Net revenue was $410.6 million for the nine months ended March 31, 2012 compared with $455.2 million for the nine months ended March 31, 2011, a decrease of $44.6 million, or 9.8%. Of our first nine months of fiscal 2012 net revenue, $201.0 million, or 49.0%, was from PC applications and $209.6 million, or 51.0%, was from digital lifestyle product applications, including $204.6 million from mobile products. The decrease in net revenue for the nine months ended March 31, 2012 was attributable to a $34.0 million, or 14.0%, decrease in net revenue from digital lifestyle product applications and a $10.6 million, or 5.0%, decrease in net revenue from PC applications. Net revenue from mobile products was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments. Net revenue from PC applications was down due primarily to lower PC peripheral revenue.

Based on industry estimates of unit shipments, the notebook market is anticipated to increase approximately 9% and the mobile smartphone market is anticipated to increase over 30% in calendar year 2012 compared with calendar year 2011.

Gross Margin.

Gross margin as a percentage of net revenue was 47.2%, or $62.2 million, for the quarter ended March 31, 2012 compared with 40.5%, or $57.6 million, for the quarter ended March 31, 2011. The 670 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.

Gross margin as a percentage of net revenue was 46.8%, or $192.2 million, for the nine months ended March 31, 2012 compared with 40.7%, or $185.5 million, for the nine months ended March 31, 2011. The 610 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.

As each custom-designed product solution we sell utilizes our capacitive sensing technology in a design that is generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, as well as warranty costs and accruals for losses on purchase commitments, to cost of revenue.

Operating Expenses.

Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 22.3% from 18.2%, and the expenses for research and development activities increased $3.5 million, or 13.3%, to $29.4 million for the quarter ended March 31, 2012 compared with $26.0 million for the quarter ended March 31, 2011. The increase in research and development expenses primarily reflected a $3.6 million increase in employee-related costs associated with a 10.6% increase in research and development staffing, partially offset by a $582,000 decline in temporary services.

Research and development expenses increased as a percentage of net revenue to 21.3% from 17.0%, and the expenses for research and development activities increased $10.0 million, or 12.9%, to $87.5 million for the nine months ended March 31, 2012 compared with $77.5 million for the nine months ended March 31, 2011. The increase in research and development expenses primarily reflected a $10.2 million increase in employee-related costs associated with a 12.0% increase in research and development staffing and a $1.1 million increase in share-based compensation costs, partially offset by a $2.0 million decline in temporary services.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 13.7% from 12.1%, while the expenses for selling, general, and administrative activities increased $787,000, or 4.6%, to $18.0 million for the three-month period ended March 31, 2012 compared with $17.2 million for the three-month period ended March 31, 2011. The increase in selling, general, and administrative expenses primarily reflected a $609,000 increase in employee-related costs associated with a 2.5% increase in selling, general, and administrative staffing, and a $296,000 increase in share-based compensation costs.

Selling, general, and administrative expenses increased as a percentage of net revenue to 12.8% from 11.4%, while the expenses for selling, general, and administrative activities increased $711,000, or 1.4%, to $52.5 for the nine months ended March 31, 2012 compared with $51.8 million for the nine months ended March 31, 2011. The selling, general, and administrative expenses reflected a $2.0 million increase in employee-related costs associated with a 6.8% increase in selling, general, and administrative staffing, partially offset by a $1.0 million decrease in share-based compensation costs.

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $3.6 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2012 was 23.7% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and an increase to the liability for uncertain tax positions. The effective tax rate for the three months ended March 31, 2011 was 8.0% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.

The provision for income taxes of $11.1 million and $7.0 million for the nine months ended March 31, 2012 and 2011, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2012 was 21.0% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the nine months ended March 31, 2011 was 12.4% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.5 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended March 31, 2012 and 2011 would have been 25.4% and 15.3%, respectively.

Tax benefit associated with share-based compensation was $7.4 million for both the nine months ended March 31, 2012 and 2011. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the nine months ended March 31, 2012 and 2011 would have been 23.6% and 17.5%, respectively.

The federal research credit expired on December 31, 2011. Generally, in the past when the federal research credit has expired, it has been retroactively reinstated. However, it is not clear if the research credit will be retroactively reinstated or reinstated at all. As such, our tax rate only reflects the benefit from the federal research credit through the expiration date.

In May 2011, we were notified by the Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In April 2012, we received notices of proposed adjustments disallowing certain interest deductions resulting in a potential tax liability of approximately $1.0 million, excluding interest and penalties. We intend to contest the proposed adjustments through the administrative process. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.

Liquidity and Capital Resources

Our cash and cash equivalents were $324.1 million as of March 31, 2012 compared with $247.2 million as of June 30, 2011, an increase of $76.9 million. The increase reflects the combination of $79.7 million provided from operating cash flows and $31.3 million of proceeds from the issuance of shares under our share-based compensation plans, partially offset by $33.5 million used to repurchase 1,391,323 shares of our common stock and $7.8 million used for the purchase of capital equipment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2012, $271.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay federal and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2012 generated net cash of $79.7 million compared with $64.5 million of net cash generated during the nine months ended March 31, 2011. For the nine months ended March 31, 2012, net cash provided by operating activities was primarily attributable to net income of $41.8 million plus adjustments for non-cash charges of $32.9 million, and a net change of $5.0 million in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $5.0 million increase in other accrued liabilities, and a $2.1 million increase in accounts payable, partially offset by a $1.7 million increase in accounts receivable. Our days sales outstanding increased from 59 to 65 days from June 30, 2011 to March 31, 2012, and our annual inventory turns declined slightly from 11 to 10 for the same period.

Cash Flows from Investing Activities. Our investing activities primarily relate to purchases of property and equipment. Investing activities during the nine months ended March 31, 2012 provided net cash of $35,000 compared with $9.3 million used during the nine months ended March 31, 2011. During the nine months ended March 31, 2012, net cash used in investing activities consisted of proceeds of $7.9 million from the sale and redemption of non-current investments, partially offset by $7.8 million used for the purchase of capital equipment.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2012 was $2.8 million compared with $18.8 million for the nine months ended March 31, 2011. Net cash used in financing activities for the nine months ended March 31, 2012 primarily included $33.5 million used to repurchase 1,391,323 shares of our common stock, partially offset by $31.3 million of proceeds from issuance of common stock under our share-based compensation plans.

Common Stock Repurchase Program. In October 2011, our Board of Directors authorized an additional $100.0 million for our common stock repurchase program, increasing the cumulative authorization to $520.0 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. We hold common stock repurchased under this program as treasury stock. From April 2005 through March 31, 2012, we repurchased 14,757,799 shares of our common stock in the open market for an aggregate cost of $385.7 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split, the average cost would be $19.98. We currently have $134.3 million available under our common stock repurchase program, which expires in October 2013.

Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2012, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of March 31, 2012.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments were presented as of June 30, 2011 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no material changes in those obligations during the first three and nine months of fiscal 2012.

We have unrecognized tax benefits of $22.4 million. Although we were under audit by a tax agency as of March 31, 2012, we anticipate the audit will conclude within the next 12 months and as a result our unrecognized tax benefits could change.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the interest rate and foreign currency exchange risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $520.0 million. The remaining amount authorized for the repurchase of our common stock through October 2013 is $134.3 million. There were no repurchases under our common stock repurchase program during the three-month period ended March 31, 2012.

ITEM 6.	EXHIBITS

10.24(e)	Amended and Restated 2010 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 4, 2012	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 4, 2012	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer