Form 10-K
period 2012-06-30
SYNAPTICS INC
filed 2012-08-27
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (25,261,060 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 30, 2011 of $30.15, was $761,620,959. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 13, 2012, there were outstanding 33,004,709 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2012

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2013 and thereafter; our positioning in our target markets; our ability to continue to enhance our market position and increase our business through introducing market leading interface solutions; the strength of our intellectual property portfolio, engineering know-how, systems engineering experience, and technological expertise; the success of our product development strategies; the attractiveness of our product solutions, including their performance, cost, customer satisfaction, market position, and potential; continued success of our virtual manufacturing platform; the strength of our customer relationships; the amounts of revenue generated as a result of sales to significant customers; our competitive position and competitive factors; acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market, primarily notebook computers, including ultrabooks; the markets for digital lifestyle products, including mobile smartphones and feature phones; the tablet market; and other select electronic device markets with our customized human interface solutions.

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

Our website is www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These reports are available immediately after their electronic filing with the SEC. Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were a 53-week period ended June 30, 2012, and 52-week periods ended June 25, 2011 and June 26, 2010.

PC Market

We provide custom human interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as remote control devices for desktops, PCs, and digital home applications. Our solutions for the PC market include the TouchPad™, a touch-sensitive pad that senses the position and movement of a person’s finger on its surface; the ClickPad™, a TouchPad application that eliminates the need for physical buttons; the ForcePad™, a ClickPad that is thinner than conventional touchpads and provides for force sensitivity; the TouchStyk™, a self-contained, easily integrated pointing stick module; and dual pointing solutions that combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice.

The latest industry projections for notebook unit growth for the period 2012 through 2016 show a compound annual growth rate of 12% compared with an increase of 2% for desktop computers, reflecting the continued migration from desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook computer market. We believe we are well positioned within the notebook computer market as our product lines of touch pads and pointing sticks allow us to address 100% of the notebook computer market.

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

Our human interface solutions for the mobile smartphone and feature phone market constitutes an important percentage of our net revenue. Net revenue for our human interface solutions for mobile smartphones and feature phones accounted for approximately 49% and 51% of our net revenue in fiscal 2012 and 2011, respectively. Our ongoing success in serving this market will depend upon the continued growth of the mobile smartphone and feature phone portion of the overall mobile phone market; our ability to demonstrate to mobile phone OEMs the advantages of our human interface solutions in terms of performance, usability, size, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile smartphone OEMs the advantages of our flexible touchscreen fulfillment model and systems engineering expertise.

Industry projections for the mobile smartphone market for the period 2012 through 2016 show a compound annual growth rate of 18%, reflecting the trend towards greater functionality in mobile smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market. These products require a simple, durable, and intuitive human interface solution to enable the user to navigate efficiently through menus and scroll through information contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface solutions by OEMs in this market.

Tablet Market

The tablet market represents a new opportunity for our touchscreen intellectual property portfolio, engineering know-how, and technological expertise. Touchscreen solutions required for the tablet market range from basic e-book vendor solutions to multi-function solutions designed for more complex operating systems. Our ClearPad Series 7 product family is specifically targeted for this market, and its features and functionality can be customized to OEM specifications. Tablet-based capacitive touch interface devices are now offered by several leading PC and mobile phone OEMs and utilize various operating systems, including Android and Windows 8.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface solutions for the PC market, including ultrabooks, for the markets for digital lifestyle products, including mobile smartphones and feature phones, and for the developing tablet market. Key aspects of our strategy to achieve this objective include those set forth below.

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

Capitalize on Growth of New Markets

We intend to capitalize on the growth of new markets, such as the tablet market and the ultrabook portion of the PC market, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive human interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

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

We plan to increase our business with existing customers and attract new customers by offering both custom designed solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to enable them to develop their own human interface designs in products such as mobile smartphones and feature phones, tablets, ultrabooks, PC peripherals, and other digital entertainment devices. We offer our mobile smartphone and feature phone customers a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or our chip or tail solutions, which enable customers to utilize our proprietary solutions together with third-party components and assembly. Our chip solution consists of our proprietary controller ASIC, customer-specific firmware, and software. Our tail solution consists of our proprietary controller ASIC, associated electronics, customer-specific firmware, software, and flexible circuit material.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships to enhance our ability to offer value-added human interface solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions. We also intend to consider the potential acquisition of companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.

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

Product Solutions

We develop and enhance interface technologies that enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices. We engage with our customers in the design of their custom products and offer product solutions ranging from ASICs, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface solutions can be engineered to accommodate many diverse platforms and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive array of technologies includes ASICs, firmware, software, mechanical and electrical designs, and pattern recognition and touch-sensing technologies.

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

We believe these characteristics will enable us to maintain our leadership position in the PC market and to enhance our position as a technological enabler within the markets for digital lifestyle products, including mobile smartphones and feature phones, as well as the tablet market and the ultrabook portion of the PC market.

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

ClickPad

Our ClickPad introduces a clickable mechanical design to the TouchPad application that eliminates the need for physical buttons. The buttonless design of our ClickPad allows for unique, intuitive industrial design and makes it an excellent alternative to conventional input and navigation devices. Our ClickPad is activated by pressing down on the internal tact switch to perform a left-button or right-button clicks and provides tactile feedback similar to pressing a physical button. The latest version of ClickPad features ClickEQ, a mechanical solution that provides uniform click depth to maximize the surface area available for gestures and improve click performance over hinged designs.

ForcePad

Our ForcePad is a thinner version of our ClickPad, which introduces a new dimension in control through the addition of variable force sensitivity. ForcePad is designed to provide consistent performance across OEM models through its design intelligence and self-calibration features. By varying the amount of force applied, ForcePad is engineered to enable more intuitive and precise user interactions in operating system controls and applications. Designed with ultrabooks in mind, ForcePad is 40% thinner than a conventional touch pad.

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

ClearPad

We typically sell our ClearPad solution as a chip or tail, together with customer-specific firmware, to sensor manufacturers to use in the production of discrete touchscreen products. A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as a Liquid Crystal Display, or LCD, or an Organic Light Emitting Diode, or OLED, and combined with a flexible circuit material and a touch controller chip. Similar to our traditional TouchPad, our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption. ClearPad enables the user to interact directly with the display on electronic devices, such as mobile smartphones and feature phones and tablets.

Our ClearPad Series 3 product family can provide full-time tracking of ten or more fingers simultaneously and features stylus support and support for various sensor configurations, including traditional discrete sensors, sensor-on-lens, which includes sensor electrodes patterned on the bottom of the glass cover lens; on-cell, which includes sensor electrodes patterned on the display glass; and in-cell, which includes sensor electrodes patterned inside the LCD glass. Our ClearPad Series 1 and 2 product families provide a low-profile form factor, high reliability, durability, accuracy, and low power consumption for feature-based and mass-market handsets.

Our ClearPad Series 4 product family combines our proprietary capacitive multi-touch technology with a device’s display driver in a single-chip solution delivering advanced display noise management and improved capacitive sensing performance. Our display integration on-cell and in-cell solutions provide cost-effective, capacitive, multi-touch interfaces for mobile devices and enables thinner form factors.

Our ClearPad Series 7 product family is designed to meet the requirements of the large touchscreen market for products more closely related to clamshell notebooks, slates, tablets, and similar devices. Our ClearPad Series 7 products include low-cost, single-chip touchscreen solutions and multi-chip touchscreen solutions designed for devices that have more demanding user input requirements, such as gaming applications.

FlexPad

This capacitive sensing interface is mounted beneath a mechanical keypad and allows the keypad surface to be used for advanced scrolling and navigation features, character entry, and advanced gesture input on handheld devices. With navigation functionality similar to a touch pad, FlexPad offers interface and industrial design differentiation while improving device interaction.

ClearButtons

Our ClearButton product is an extension of our core capacitive sensing technology that has been used in TouchPad solutions for notebook PCs, mobile smartphones, and feature phones. A ClearButton is a clear sensor that can be mounted under plastic, providing OEMs with easy integration and attractive design options for scrolling and buttons.

TouchButtons

Our TouchButton product provides capacitive button and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons. Button arrays and ScrollStrips can be programmed to perform various functions, such as controls for multimedia, display and device settings in notebook PCs, multimedia keyboards, MP3 players, digital photo frames, monitors, and other digital lifestyle products. TouchButton interfaces are designed for integration under the plastic face of a device, allowing for a sealed, durable, and thin design, which can be coupled with LED animation. OEMs can incorporate TouchButtons into their products by either designing their own button controls, scrolling controls, or a combination of button and scrolling controls using an ASIC-based solution or through our custom-designed interface module.

ThinTouchTM

ThinTouch is a design technology employing an innovative ramp capability that delivers a full keyboard solution that is 40% thinner than traditional keyboard solutions. ThinTouch provides an innovative design architecture that facilitates improved backlighting, reliability, and improved manufacturability when compared to conventional mechanical keyboards. By combining our TouchPad technology with ThinTouch technology, we expect to deliver a complete keyboard solution targeted for the next generation of thin and light notebook PC form factors, including ultrabooks.

Capabilities

Our products are supported by a variety of feature capabilities allowing for further product differentiation and easy customer integration.

Design Studio™

Design Studio 4 provides customers an advanced and comprehensive touch system tool set, designed to enable the customer to evaluate touch system performance and efficiently implement its ClearPad touchscreen solution.

SignalClarity Technology

SignalClarity technology provides an improved signal-to-noise ratio for enhanced touch detection and noise immunity and enables mobile smartphone and feature phone OEMs to support inexpensive chargers and work with multiple display types. SignalClarity technology works with multidisplay configurations, including discrete sensors, sensor-on-lens, on-cell, and in-cell stackup solutions.

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

Dual Mode for TouchPad

Our Dual Mode-enabled TouchPad interface allows a user to switch between cursor control and icon-based controls on the TouchPad surface. In default mode, a Dual Mode-enabled TouchPad provides the same cursor control for on-screen navigation as a standard TouchPad. When the user taps on a launch icon located on the TouchPad surface, control icons illuminate on the TouchPad surface.

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

ChiralMotion Gesture technology is well suited for small handheld products, such as feature-rich mobile handsets, personal navigation systems, and personal media players that require easy access for entertainment, music, and other digital files. Scrolling through long documents or pages on a notebook PC becomes simple when using a TouchPad enhanced with ChiralMotion and reversing the direction of scrolling simply requires the user to reverse the circular motion of their finger.

InterTouch

Our InterTouch utilizes a high bandwidth internal subsystem to communicate commands between the touch pad and the host processor enabling Multi-Touch “Full-Time Finger Tracking,” for a better finger gesture-based user experience. InterTouch enhances the performance of our image-sensing TouchPad products, which can provide full-time tracking of ten or more fingers simultaneously, and is not possible with a lower-speed legacy PS/2 interface. InterTouch uses existing industry standard, higher-speed subsystem interfaces, which will be available to any OEM and any touch pad provider. Additional InterTouch capabilities include the following:

•	Cross Platform and Brands. Our InterTouch will work with all of our TouchPads and ClickPads.

•	Enhanced Gestures. This feature allows multi-finger gesture tracking and counting.

•	Re-flash/Re-programmability. Our InterTouch substantially increases data throughput, which provides fast re-flash times.

Our InterTouch is designed for full compatibility with current and future Windows platforms, and we anticipate it also will be supported on Linux-based platforms in future releases.

Technologies

We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, display systems, pattern recognition, and touch-sensing technologies. With 127 U.S. patents in force and 171 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property rights create barriers for competitors and allow us to provide human interface solutions in a variety of high-growth markets.

Our broad line of human interface solutions currently is based upon the following key technologies:

•	capacitive position sensing technology;

•	capacitive force sensing technology;

•	transparent capacitive position sensing technology;

•	pattern recognition technology;

•	mixed-signal integrated circuit technology;

•	display systems and circuit technology;

•	multi-touch technology;

•	proprietary microcontroller technology; and

•	ThinTouch technology.

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems, including Windows, Android, Google Chrome, Unix, and Linux, provides us with a competitive advantage.

Capacitive Position Sensing Technology. This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a stylus on a flat or curved surface. Our technology works with very light touch, supports full multi-touch capabilities, and provides highly responsive cursor navigation, scrolling, and selection. It uses no moving parts, can be implemented under plastic, and is extremely durable.

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

Transparent Capacitive Position Sensing Technology. This technology allows us to build transparent sensors for use with our capacitive position sensing technology, such as in our ClearPad. It has all the advantages of our capacitive position sensing technology and allows for visual feedback when incorporated with a display device, such as an LCD. Our technology supports full multi-touch, does not require calibration, does not produce undesirable internal reflections, and has reduced power requirements, allowing for longer battery life.

Pattern Recognition Technology. This technology is a set of software algorithms and techniques for converting real-world data, such as gestures and handwriting, into a digital form that can be recognized and manipulated within a computer. Our technology provides reliable gesture decoding and handwriting recognition, and can be used in other applications such as signature verification for a richer user experience.

Mixed-Signal Integrated Circuit Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface. Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products. Our mixed-signal technology consists of a broad portfolio of circuit expertise in areas such as the following:

•	precision capacitance measurement

•	power management (switching converters, charge pumps, and Low-dropout regulators (“LDOs”))

•	analog-to-digital and digital-to-analog converters

•	LCD source and Vcom drivers

•	high-speed serial interfaces

•	display timing controllers (“TCONs”)

•	SRAM, DRAM, and non-volatile memories

•	VLSI digital circuits with multiple clock and power domains

•	communications and signal processing circuits

Display Systems and Circuit Technology. This technology enables us to develop optimized human interface solutions with improved compatibility with their application environments. This technology consists of mobile and large format display semiconductor expertise, including the following functional blocks:

•	TCONs

•	TFT gamma references

•	Vcom drivers

•	source drivers

•	high-speed serial interfaces such as MIPI DSI and Qualcomm MDDI

•	display power circuits such as inductive switchers, charge pumps, and LDOs

This technology also enables us to develop advanced products that combine the functions of the display and touch sensing systems to enable highly integrated display and touch functionality with improved performance, thinner form factors, and lower system cost.

Proprietary Microcontroller Technology. One example of this technology is our proprietary 16-bit microcontroller core that is embedded in the digital portion of our mixed signal ASIC, which allows us to optimize our ASIC for position sensing tasks. Our embedded microcontroller provides great flexibility in customizing our products via firmware, which eliminates the need to design new circuitry for each new application.

Competing Technology

Many human interface solutions currently utilize resistive sensing technology. Resistive sensing technology consists of a flexible membrane above a flat, rigid, electrically conductive surface. When finger or stylus pressure is applied to the membrane, it deforms until it makes contact with the rigid layer below, at which point attached electronics can determine the position of the finger or stylus. Since the flexible membrane is a moving part, it is susceptible to mechanical wear and will eventually suffer degraded performance. Due to the way that such resistive position sensors work, it is not possible for them to detect more than a single finger or stylus at any given time. The positional accuracy of a resistive sensor is limited by the uniformity of the resistive coating as well as by the mechanics of the flexible membrane. Finally, using resistive technology over displays, like LCDs, results in reduced display brightness, requiring the use of higher power backlighting and thereby reducing the battery life of the device.

Research and Development

We conduct ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development focuses on advancing our existing interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our long-term vision is to offer human interface solutions, such as touch, handwriting, vision, and voice capabilities, that can be readily incorporated into varied electronic devices.

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

As of the end of fiscal 2012, we employed 461 people in our technology, engineering, and product design functions in the United States, Taiwan, Hong Kong, Korea, Japan, and China. Our research and development expenses were approximately $118.0 million, $105.0 million, and $86.6 million in fiscal 2012, 2011, and 2010, respectively.

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

We hold 127 U.S. patents in force and have 171 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws and the source code for our proprietary software is protected under applicable trade secret laws.

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

Patent applications that we have filed or may file in the future may not result in a patent being issued. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. There can be no assurance that we will obtain registrations of trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands. In addition, our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, financial condition, and operating results.

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

We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties. Any infringement claims, with or without merit, could result in significant litigation costs and diversion of resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and operating results.

Customers

Our customers include many of the world’s largest mobile smartphone and feature phone and PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time delivery have resulted in our leadership position in providing human interface solutions. We believe our strong relationship with our OEM customers, many of which are also currently developing tablets, ultrabooks, and digital lifestyle products, will continue to position us as a source of supply for their product offerings.

Our industry-leading OEM customers in fiscal 2012 included the following:

• Acer • Asustek • Dell • Hewlett-Packard • HTC • Huawei • Lenovo	• LG Electronics • Nokia • Samsung • Sharp • Sony Mobile • Toshiba • ZTE

We generally supply custom-designed products to our OEM customers through their contract manufacturers or supply chain. We sell our custom-designed products directly to these contract manufacturers, some of which include BYD, Compal, Inventec, LGIT, Pegatron, Quanta, TPK, Wintek, and Wistron. Sales to TPK accounted for approximately 12% of our net revenue for fiscal 2012. Sales to Zhan Yun Shanghai Electronics and Compal accounted for approximately 11% and 10%, respectively, of our net revenue for fiscal 2010. No customer accounted for more than 10% of our net revenue for fiscal 2011.

We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers. Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our human interface solutions in their products. The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases. These customers have no return privileges except for warranty provisions.

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

As of the end of fiscal 2012, we employed 140 sales and marketing professionals. We maintain nine customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, and Switzerland. In addition, we utilize sales representatives/sales distributors in China, Japan, and Taiwan.

International sales constituted approximately 99% of our revenue for each of fiscal 2012, 2011, and 2010. Approximately 76% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and digital lifestyle product OEMs. All of our sales were denominated in U.S. dollars. This information should be read in conjunction with Note 11 to the financial statements contained elsewhere in this report.

Manufacturing

We employ a virtual manufacturing platform through third-party relationships. We currently utilize three semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solution.

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

Our third-party contract manufacturers and semiconductor fabricators are Asian-based organizations. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. Our reliance on those parties exposes us to vulnerability owing to our dependence on few sources of supply. We believe, however, that other sources of supply are available. In addition, we may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.

Backlog

As of the end of fiscal 2012, we had a backlog of orders of $49.5 million, a decrease of $26.5 million compared with a backlog of orders as of the end of fiscal 2011 of $76.0 million. The mix of products ordered by customers at the end of fiscal 2012 had a slightly lower average selling price than those ordered at the end of fiscal 2011, and the quantity on backlog was significantly lower due to soft markets for both the PC market and the digital lifestyle product markets in the fourth quarter of fiscal 2012 compared with the fourth quarter of fiscal 2011, resulting in the decrease in backlog. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

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

In the human interface markets for digital lifestyle products and other electronic devices, we compete primarily based on the advantages of our systems knowledge of capacitive sensing and pattern recognition technologies. We believe our solutions-based systems engineering experience coupled with our technologies offer benefits in terms of size, power consumption, durability, light transmissivity, resolution, ease of use, and reliability when compared to our competitors and other technologies. While these markets continue to evolve, we believe we are positioned to compete aggressively for this business based on our proven track record, our technology roadmap, our marquee global customer base, and our reputation for design innovation. New competitors, alliances among competitors, or alliances among competitors and OEMs also may emerge and allow competitors to rapidly acquire significant market share.

In the notebook human interface market, we plan to continue to compete primarily on the basis of our technological expertise, design innovation, technology roadmap, customer service, and the long track record of performance of our human interface solutions, including their ease of use, reliability, and cost-effectiveness as well as their timely design, production, and delivery schedules. Our pointing stick solutions, including our proprietary TouchStyk, enable us to address the notebook computer market that uses dual pointing interfaces.

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

Employees

As of the end of fiscal 2012, we employed a total of 697 persons, including 96 in operations, finance, and administration; 140 in sales and marketing; and 461 in research and development. Of these employees, 418 were located in North America, 273 in Asia/Pacific, and six in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 24, 2012:

Name	Age	Position
Richard A. Bergman	48	President and Chief Executive Officer, and Director

Kathleen A. Bayless	56	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

Kevin D. Barber	52	Senior Vice President and General Manager, Handheld Products

David B. Long	51	Senior Vice President of World Wide Sales

Bret C. Sewell	51	Senior Vice President of Corporate Development

Stanley A. Swearingen	52	Senior Vice President of Strategic Technology

Alex Wong	57	Senior Vice President of World Wide Operations

Mark N. Vena	50	Senior Vice President and General Manager, PC Products

Richard A. Bergman has been President and Chief Executive Officer of our company since September 2011. Prior to joining our company, Mr. Bergman was Senior Vice President and General Manager of Advanced Micro Device’s (“AMD”) Product Group from May 2009 to September 2011. From October 2006 to May 2009, Mr. Bergman served as Senior Vice President and General Manager of AMD’s Graphics Product Group. Mr. Bergman’s career at AMD began in October 2006 when AMD acquired ATI Technologies (“ATI”), where he served as Senior Vice President and General Manager of PC Group. Prior to ATI, Mr. Bergman served as Chief Operating Officer at S3 Graphics, a division of SonicBlue Inc. Mr. Bergman has held senior level management positions in the technology field since his early roles at Texas Instruments, Inc. and IBM. Mr. Bergman holds a Bachelor of Science degree in electrical engineering from the University of Michigan and a Master’s Degree in Business Administration from the University of Colorado.

Kathleen A. Bayless has been Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of our company since September 2009. Ms. Bayless served as the Senior Vice President – Finance of our company from March 2009 to September 2009. Ms. Bayless spent 13 years at Komag, a leading supplier of thin-film disks to the disk drive industry, where she served most recently as Executive Vice President, Secretary, and Chief Financial Officer beginning in September 2002. Prior to joining Komag, Ms. Bayless held the position of Senior Audit Manager at the public accounting firm of Ernst & Young. Ms. Bayless holds a Bachelor of Science degree from California State University Fresno and is a certified public accountant.

Kevin D. Barber has been Senior Vice President and General Manager of Handheld Products of our company since January 2011. Prior to joining our company, Mr. Barber was Chief Executive Officer of ACCO Semiconductor since 2008. From 2007 to 2008, Mr. Barber served as a principal consultant at PRTM focused on the electronics industry. Mr. Barber was Senior Vice President, General Manager of the Mobile Solutions business at Skyworks Solutions from 2003 to 2006 where he was responsible for delivering innovative RF products to the mobile industry. Mr. Barber was Senior Vice President of Operations at Skyworks Solutions from 2002 to 2003 and Conexant Systems from 2001 to 2002. Previously, Mr. Barber held various senior operations positions at Conexant Systems and Rockwell Semiconductor. Mr. Barber holds a Bachelor of Science in Electrical Engineering from San Diego State University and Masters of Business Administration from Pepperdine University.

David B. Long has been Senior Vice President of World Wide Sales of our company since July 2010. Mr. Long served as Vice President of World Wide Sales of our company from January 2008 to July 2010. Prior to joining our company, Mr. Long served as Vice President of Worldwide Sales for Consumer Products at LSI Logic Corporation where he directed the management of sales and customer support for standard and custom silicon solutions from 2006 to 2007. From 2003 to 2006, Mr. Long served as the Vice President of Asia Pacific Sales of LSI, focusing on the Consumer and Storage product segments. Mr. Long was the Director of North American-West Sales for LSI Operations from 2002 to 2003. Mr. Long also managed LSI’s worldwide account with Cisco Systems from 1998 until 2002, directing an extended team of sales, engineering, marketing, operations, and customer service representatives. Mr. Long holds a Bachelor’s degree in Business Administration/Marketing Management from California Polytechnic University, San Luis Obispo.

Bret C. Sewell has been Senior Vice President of Corporate Development of our company since May 2012. Prior to joining our company, Mr. Sewell served as Executive Vice President at Coulomb Technologies from 2010 to 2011, and served as Chief Executive Officer of Venturi Wireless from 2005 to 2007 and Kiwi Networks from 2003 to 2004. After SnapTrack’s acquisition by Qualcomm, he served as president of Qualcomm’s SnapTrack subsidiary and Senior Vice President in Qualcomm’s semiconductor division. Earlier in his career, Mr. Sewell served as general manager for the Asia Pacific divisions of Octel Communications and Aspect Telecommunications. Mr. Sewell holds a Master of Business Administration from the Wharton School of the University of Pennsylvania, a Master of Arts in International Studies from the University of Pennsylvania, and a Bachelor of Arts in Biological Anthropology from Harvard University.

Stanley A. Swearingen has been Senior Vice President of Strategic Technology of our company since July 2010. Mr. Swearingen was also responsible for corporate development from July 2010 through May 2012. Prior to joining our company, Mr. Swearingen served as a member of the Office of the President at MiniCircuits from March 2009 to October 2009 where he was responsible for strategy and corporate development. From August 2004 to November 2008, Mr. Swearingen was the Vice President and General Manager of the Linear Product business unit at Skyworks Solutions, Inc., which designs, manufactures, sells, and supports a diverse portfolio of RF products and licensing of intellectual property. Mr. Swearingen was Vice President and General Manager of Agere Systems Computing Connectivity division, where he was responsible for the design and manufacturing of wired and wireless connectivity solutions from November 2000 to August 2004. From July 1999 to November 2000, Mr. Swearingen served as Chief Executive Officer of Quantex Microsystems, a direct provider of personal computers, servers, and Internet infrastructure products. Mr. Swearingen has also held senior management positions at National Semiconductor, Cyrix, and Digital Equipment Corp.

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

Mark N. Vena has been Senior Vice President and General Manager, PC Products of our company since July 2010. Mr. Vena served as Vice President, PC Business of our company from April 2007 to July 2010. Prior to joining our company, Mr. Vena served as Vice President of Worldwide Marketing of Alienware from October 2005 to March 2007. From 1982 to 2005, Mr. Vena held various business and product marketing leadership positions at Dell, Compaq, Epson, and IBM. Mr. Vena holds a Bachelor of Arts degree in History, cum laude, from Boston College.

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

We currently depend on our human interface solutions for the notebook computer market and digital lifestyle product markets for substantially all of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial position. Net revenue for our human interface solutions for our PC and digital lifestyle products, primarily mobile smartphones and feature phones, accounted for approximately 51% and 49%, respectively, of our net revenue for fiscal 2012, 48% and 52%, respectively, of our net revenue for fiscal 2011, and 59% and 41%, respectively, of our net revenue for fiscal 2010.

A softening of demand in the notebook portion of the PC market, a reduced level of our participation in the notebook portion of the PC market, or a slowdown of growth in the notebook portion of the PC market because of consumer preferences, the emergence of tablet or slate devices and ultrabooks not including our product solutions, or other factors would cause our business, operating results, and financial position to suffer. Similarly, the lack of market acceptance of our product solutions compared with competitive products in the mobile smartphone and feature phone market or our inability to be a leading supplier of human interface solutions for mobile smartphone and feature phone products would have a negative effect on our business, operating results, and financial position.

Net revenue from our human interface solutions for digital lifestyle products has been volatile in the past, and may not increase or be less volatile in the future.

Net revenue from our human interface solutions for digital lifestyle products, particularly mobile smartphones and feature phones and portable digital music players, has been volatile in the past. Our net revenue from our human interface solutions for digital lifestyle products may not increase or be less volatile in the future. Net revenue from our human interface solutions for digital lifestyle products was $270.1 million in fiscal 2012, $309.1 million in fiscal 2011, and $209.2 million in fiscal 2010. Our interface business for digital lifestyle products faces many uncertainties, including our success in enhancing our market share in evolving markets dominated by a limited number of OEMs and market acceptance of our product solutions over competitive product solutions. Our inability to address these uncertainties successfully and to be a leading supplier of human interfaces for digital lifestyle products would negatively affect our business.

We have transitioned a significant portion of our product solutions for the mobile smartphone and feature phone market in fiscal 2012 from full module solutions to chip or tail solutions, which has resulted in lower revenue.

We have transitioned a significant portion of our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions, which has resulted in lower revenue. Historically, we provided a significant portion of our mobile smartphone and feature phone customers with a complete touchscreen module, including our proprietary controller ASIC, associated electronics, firmware, software, and systems engineering and design as well as a third-party capacitive sensor and module assembly. As a result of industry factors, many of our customers are moving to either a chip solution in which we offer our proprietary controller ASIC, firmware, software, and systems engineering and design with the customer utilizing third-parties for the associated electronics, sensor, and module assembly or a tail solution in which we offer our proprietary controller ASIC, associated electronics, firmware, software, and systems engineering and design with the customer utilizing third-parties for the sensor and module assembly. During fiscal 2012, our full module solutions for the mobile smartphone and feature phone market declined from approximately 50% of quarterly mobile product revenue in the prior year to approximately 1% of quarterly mobile product revenue. We anticipate that chip solutions will constitute an increased share of mobile product revenue in fiscal 2013 compared with fiscal 2012. Our chip solutions for mobile smartphones and feature phones typically generate lower revenue than our full module solutions.

Our historical financial performance is based on net revenue generated from our human interface solutions for the notebook computer market and, more recently, our human interface solutions for digital lifestyle products, and may not be indicative of our future performance.

Our historical financial performance is based on net revenue generated from our human interface solutions for the notebook computer market and, more recently, our human interface solutions for digital lifestyle products, particularly mobile smartphones and feature phones. As recently as fiscal 2008, we derived a large majority of our net revenue from the sale of our TouchPad products for notebook computers. In fiscal 2011, net revenue from our human interface solutions for digital lifestyle products exceeded net revenue from our PC product solutions for the first time in our history. In fiscal 2012, net revenue from our human interface solutions for digital lifestyle products decreased and was less than our net revenue from our PC product solutions. We expect a relatively even revenue mix between sales of our human interface solutions for notebook computers and our human interface solutions for mobile smartphones and feature phones. However, we have a more limited operating history in the markets for digital lifestyle products, including mobile smartphones and feature phones, and limited operating history for other products, such as tablets and ultrabooks. In addition, in fiscal 2012 we transitioned our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions and anticipate that chip solutions will be the primary solution during fiscal 2013.

We cannot assure you that our human interface business for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.

Our product solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of mobile computing, communication, entertainment, and electronic devices in addition to notebook computers and mobile smartphones and feature phones. We are currently targeting the rapidly developing tablet market and the ultrabook portion of the PC market. Our success in these markets will depend primarily on the success in these markets of the products of our OEM customers who utilize our solutions for their products. As a result, we do not know whether our product solutions for the tablet market and the ultrabook portion of the PC market will result in a substantial portion of our revenue on a consistent basis. Our inability to become a leading supplier in the tablet market and the ultrabook portion of the PC market would result in a slower growth rate than we currently anticipate. The failure to succeed in the tablet market and the ultrabook portion of the PC market would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate such markets.

Various target markets for our interfaces, such as tablets, ultrabooks, and automotive touchscreens, may develop slower than anticipated or could utilize competing technologies. The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of users of these products.

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

Market acceptance of our customers’ existing or new products that utilize our human interface solution may decline or may not develop and, as a result, our revenue may decline or may not increase.

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

Competitive advances by OEMs in the PC or digital lifestyle product markets that do not utilize our human interface solutions broadly in their product offerings at the expense of our OEM customers could result in lost sales opportunities. Within the digital lifestyle product markets, the mobile smartphone market has become an important factor in our operating results. Any failure to expand our presence in this market, a significant slowdown in the use of our human interface solutions by our customers in this market, the reduced demand for our customers’ products in this market, or a slowdown of growth in this market would adversely affect our revenue.

If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.

Because our success depends on the widespread market acceptance of our OEM customers’ products, we must continue to maintain our relationships with the leading notebook computer OEMs and expand our relationships with mobile smartphone and feature phone and tablet OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface product solutions. Our failure to identify potential growth opportunities, particularly in the mobile smartphone and feature phone market, the tablet market, and the ultrabook portion of the PC market, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

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

The loss of revenue from one or more large customers could harm our business, financial condition, and operating results.

In fiscal 2012, one customer, TPK, accounted for 12% of our net revenue. In fiscal 2011, no customer accounted for more than 10% of our net revenue. Additionally, receivables from Compal and Wistron consisted of 14% and 12% of accounts receivable, respectively, at the end of fiscal 2012. Receivables from Compal were 12% of accounts receivable at the end of fiscal 2011. There were no other customers who represented more than 10% of our accounts receivable at the end of fiscal 2012 or 2011.

BYD, Compal, Inventec, LGIT, Pegatron, Quanta, TPK, Wintek, and Wistron are some of the contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and operating results. The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for human interface solutions from new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our operating results.

We depend on our contract manufacturers and semiconductor fabricators to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Taiwan, and Thailand. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. Our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. Lower than expected manufacturing yields could increase our costs or disrupt our supplies. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce. Any of these problems could result in our inability to deliver our product solutions in a timely manner and adversely affect our operating results.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

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

Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the digital lifestyle product markets. Our success in the digital lifestyle product markets, including those for mobile smartphones and feature phones, the tablet market, and the ultrabook portion of the PC market, require us to establish the value added by our products to OEMs, including those that have traditionally used other solutions. All of the markets we serve are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Depressed economic conditions, a slowdown in the PC market, the emergence of new products, such as tablet or slate devices and ultrabooks not including our product solutions, rapid changes in the mobile smartphone and feature phone market, and competitive pressures may result in lower demand for our product solutions, pricing pressures, and reduced unit margins.

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

Our research and development efforts with respect to new technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development stage to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

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

Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by contract manufacturers and semiconductor fabricators. We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, Japan, Korea, Switzerland, and Taiwan. These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

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

We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2012, approximately 9% of our costs were denominated in non-U.S. currencies, including Canadian dollars, Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

A majority of our contract manufacturers and semiconductor fabricators are located in China, Taiwan, and Thailand, and most of our customers are located in Asia, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries or that region would disrupt our operations.

A majority of our contract manufacturers and semiconductor fabricators are located in China, Taiwan, and Thailand, and most of our customers are located in Asia. Events outside of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries, would disrupt their operations, which would impact our business. The risk of earthquakes and tsunamis in the Pacific Rim, including Japan (such as the March 2011 earthquake and tsunamis) and Taiwan is significant because of the proximity to major earthquake fault lines. An earthquake or tsunami could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. Further, a variety of political factors, such as political unrest in Thailand or political tension between North Korea and South Korea, could disrupt our operations and our ability to meet our customers’ production schedules. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our operating results. These factors include the following:

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

Accordingly, period-to-period comparisons are not an indicator of our future performance. Negative or unanticipated fluctuations in our operating results may result in a decline in the price of our stock.

If we fail to manage our growth effectively, our infrastructure, management, and resources could be strained, our ability to effectively manage our business could be diminished, and our operating results could suffer.

The failure to manage our planned growth effectively could strain our resources, which would impede our ability to increase revenue. We have increased the number of our human interface solutions and plan to expand further the number and diversity of our solutions and their use in the future. Our ability to manage our planned diversification and growth effectively will require us to

•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;

•	efficiently plan and expand our facilities to meet increased headcount requirements;

•	enhance our global operational, financial, and management infrastructure; and

•	expand our development and production capacity.

In connection with the expansion and diversification of our product and customer base, we are increasing our personnel and making other expenditures to meet demand for our expanding product offerings, including offerings in the notebook computer and digital lifestyle product markets. Increases in the demand for our products will require further expansion of our traditional notebook computer business as well as an increasing presence in the digital lifestyle product markets, including mobile smartphones and feature phones, the tablet market, and the ultrabook portion of the PC market. To date, our sales of human interface solutions for mobile smartphones and feature phones have varied significantly from quarter to quarter. Risks are further increased because customers do not commit to firm production schedules for more than a short time in advance. Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and operating results could suffer.

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

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We license from third parties certain technology used in and for our products. These third-party licenses are granted with restrictions, and there can be no assurances that such third-party technology will remain available to us on terms beneficial to us. Failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, financial condition, and operating results. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

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

We may receive notices from third parties that claim our products infringe their rights. From time to time, we receive notice from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of others. Any future claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us. If forced to cease using such technology, there can be no assurance that we would be able to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business, financial condition, and operating results.

Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to make, use, or sell our products in the United States or abroad. Such a judgment could have a material adverse effect on our business, financial condition, and operating results. In addition, we are obligated under certain agreements to indemnify the other party in connection with infringement by us of the proprietary rights of third parties. In the event we are required to indemnify parties under these agreements, it could have a material adverse effect on our business, financial condition, and operating results.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

The markets in which we compete are characterized by frequent litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we operate, such as China and Taiwan. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our technologies and products.

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

In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

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

We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

As a part of any potential acquisition, we may engage in discussions with various companies. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal and consulting costs.

We cannot assure you that we would be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could disrupt our operations, result in goodwill or intangible asset impairment charges, and adversely affect our business. Our experience in acquiring other businesses and technologies is limited. We did, however, recently acquire Pacinian Corporation and the Video Display Operation of Integrated Device Technology, Inc.

Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, and harm our operations.

In order to pursue a successful acquisition strategy, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our revenue and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results. We are in the process of integrating our acquisitions of Pacinian Corporation and the Video Display Operation of Integrated Device Technology, Inc.

We may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks, including the following:

•	the potential disruption of our core business;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential unknown liabilities associated with the acquired business;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	problems assimilating the purchased operations, technologies, or products;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	failure of acquired businesses to achieve expected results;

•	adverse effects on existing business relationships with suppliers and customers;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	the risk of impairment charges related to potential write-downs of acquired assets; and

•	creating uniform standards, controls, procedures, policies, and information systems.

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

In fiscal 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.

Repatriation of our foreign earnings to the United States or changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business.

Changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business. We consider the undistributed operating earnings of certain foreign subsidiaries of approximately $334.8 million as of the end of fiscal 2012, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of those undistributed operating earnings. Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate.

Currently our investments in auction rate securities, or ARS investments, are not liquid, and we may lose some or all of our principal invested or may be required to further reduce the carrying value if the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover.

We ended fiscal 2012 with $27.4 million invested in ARS investments for which the auctions have failed and our investments are not liquid. The carrying value of these investments was $15.3 million, reflecting $14.0 million of other-than-temporary impairment, partially offset by $2.0 million of unrealized recovery. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value. This would adversely affect our financial position, operating results, and cash flows.

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

We face risks associated with security breaches or cyber attacks.

We face risks associated with security breaches or cyber attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including the following: expenses to rectify the consequences of the security breach or cyber attack, liability for stolen assets or information, costs of repairing damage to our systems, lost revenue and income resulting from any system downtime caused by such breach or attack, increased costs of cybersecurity protection, costs of incentives we may be required to offer to our customers or business partners to retain their business, and damage to our reputation. In addition, any compromise of security or a cyber attack could deter customers or business partners from entering into transactions that involve providing confidential information to us. Furthermore, if confidential customer information or information belonging to our business partners is misappropriated from our systems, we could be sued by those who assert we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal expenses of defending these claims. As a result, any compromise of security of our systems or cyber attack could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

From time to time, we may seek additional equity or debt financing to provide for funds required to expand our business, including through acquisitions. We cannot predict the timing or amount of any such requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

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

The revenue growth and profitability of our business depends significantly on the overall demand in the notebook computer market, including ultrabooks, in the markets for digital lifestyle products and other electronic devices, including mobile smartphones and feature phones, and in the tablet market. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. and global economy has been historically cyclical, and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, operating results, prospects, and stock price.

We expect to incur additional expenses in complying with corporate governance and public disclosure requirements.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including SEC regulations and Nasdaq Global Select Market rules, create uncertainty and increased expenses for companies such as ours. New or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. We expect these efforts to require the continued commitment of significant resources. In addition, it may become more difficult and more expensive for us to obtain director and officer liability insurance. As a result, we may have difficulty attracting and retaining qualified board members, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could adversely affect the sourcing and availability of minerals used in the manufacture of our products. There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

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

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported operating results.

A change in accounting standards or practices could have a significant effect on our reported operating results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Further, the U.S.-based Financial Accounting Standards Board, or FASB, is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles, or GAAP, under SEC regulations and those who are required to follow International Financial Reporting Standards, or IFRS, outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes, and the impact that any such changes may have on our consolidated financial position, operating results, and cash flows. In addition, as we evolve and change our business and sales models, we are currently unable to take into account how these potential changes may impact our new models, particularly in the area of revenue recognition.

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

Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are currently located in our 70,000 square foot facility in Santa Clara, California and an adjacent 64,000 square foot facility. In July 2012, we purchased three office buildings containing approximately 151,000 square feet of space located in San Jose, California. During fiscal 2013, we plan to consolidate our Santa Clara workforce at this location, which will become our new principal executive offices as well as the site of our principal research, development, sales, marketing, and administrative functions. We plan to sell our existing principal executive office property in Santa Clara during fiscal 2013. We lease approximately 34,000 square feet in New York used for research and development; approximately 7,000 square feet in Texas for sales and research and development; and approximately 4,000 square feet in Idaho for research and development. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 20,000 square feet of space. We also maintain approximately 22,000 square feet of office space in Taiwan, approximately 20,000 square feet of office space in China, approximately 6,000 square feet of office space in Japan, approximately 10,000 square feet of office space in Korea, and approximately 1,100 square feet of office space in Switzerland. We have satellite sales support offices in Finland and Texas.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2012:

First quarter	$26.21	$21.97
Second quarter	$36.94	$22.65
Third quarter	$39.89	$30.00
Fourth quarter	$36.73	$24.78

Fiscal 2011:

First quarter	$33.33	$24.97
Second quarter	$30.96	$23.82
Third quarter	$32.24	$26.52
Fourth quarter	$30.30	$24.92

Stockholders

As of August 13, 2012, there were approximately 150 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business, or purchase shares under our common stock purchase program rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors.

Our revolving line of credit also places restrictions on the payment of any dividends.

Issuer Purchases of Equity Securities

From April 2005 through June 2012, our Board of Directors has cumulatively authorized $520.0 million for our common stock repurchase program, which expires in October 2013. The remaining amount authorized for the repurchase of our common stock is $106.1 million. Repurchases under the stock repurchase program during the three-month period ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 — April 28, 2012	—	$—	—	$134,333,000
April 29, 2012 — May 26, 2012	966,293	27.54	966,293	107,720,000
May 27, 2012 — June 30, 2012	60,000	26.76	60,000	106,114,000

Total	1,026,293	27.50

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2012 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 30, 2007. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following presents selected financial data for each fiscal year in the five-year period ended June 30, 2012. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2012 was a 53-week period and the other fiscal years presented were 52-week periods. Our past results of operations are not necessarily indicative of our future results of operations. You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenue	$548,228	598,538	$514,890	$473,302	$361,057
Cost of revenue	292,661	352,468	306,188	281,793	213,606

Gross margin	255,567	246,070	208,702	191,509	147,451

Operating expenses:
Research and development	117,954	105,003	86,552	68,026	50,093
Selling, general, and administrative	70,045	68,549	60,027	54,014	48,126

Total operating expenses	187,999	173,552	146,579	122,040	98,219

Operating income	67,568	72,518	62,123	69,469	49,232
Interest income/(expense), net	905	894	(1,423)	(3,831)	(110)
Other charges or expenses	77	59	(443)	(10,296)	(8,274)

Income before provision for income taxes	68,550	73,471	60,257	55,342	40,848
Provision for income taxes	14,406	9,675	7,292	7,263	14,485

Net income	$54,144	$63,796	$52,965	$48,079	$26,363

Net income per share:
Basic(1)	$1.64	$1.87	$1.57	$1.41	$0.70

Diluted(1)	$1.57	$1.80	$1.50	$1.35	$0.67

Shares used in computing net income per share:
Basic(1)	33,030	34,042	33,836	33,981	37,667

Diluted(1)	34,435	35,454	35,423	35,577	39,365

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$305,005	$247,153	$209,858	$191,970	$146,516
Working capital	340,579	281,423	228,534	159,693	189,851
Total assets	541,505	456,201	414,679	376,150	305,249
Current debt	—	—	—	63,234	—
Long-term debt	2,305	2,305	2,305	—	112,089
Treasury shares, at cost	413,885	352,142	281,932	237,387	237,387
Total stockholders’ equity	396,790	339,993	286,511	222,606	121,214

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

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred or title has transferred, the price is fixed or determinable, and collection is reasonably assured. Our net revenue increased from $361.1 million for fiscal 2008 to $548.2 million for fiscal 2012, representing a compound annual growth rate of approximately 11%. For fiscal 2008, we derived 76% of our net revenue from the personal computer market and 24% of our net revenue from the digital lifestyle product markets. For fiscal 2012, revenue from the personal computer market accounted for 51% of our net revenue and revenue from the digital lifestyle product markets accounted for 49% of our net revenue.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use two third-party wafer manufacturers to supply wafers and one third-party packaging manufacturer to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, yield losses, and any inventory provisions or write-downs to cost of revenue.

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

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.

Business Combinations

We have applied significant estimates and judgments in order to determine the fair value of the identified assets acquired, liabilities assumed, goodwill recognized, and contingent consideration recorded in connection with our business combinations to ensure the value of the assets and liabilities acquired are recognized at fair value as of the acquisition date. In measuring the fair value, we utilize valuation techniques consistent with the market approach, income approach, or cost approach.

The valuation of the identifiable assets and liabilities includes assumptions made in performing the valuation, such as projected revenue, weighted average cost of capital, discount rates, estimated useful lives, estimated probabilities of achieving contingent payment milestones, and other relevant assessments. These assessments can be significantly affected by our estimates, judgments, and assumptions.

We do not believe that there is a reasonable likelihood that there will be material changes to our estimates, judgments, or assumptions. However, if actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our purchase accounting or our results of operations.

Share-Based Compensation Costs

We account for employee share-based compensation costs in accordance with relevant accounting standards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than ten years and now use the simplified method of establishing the expected life as we did not have any history of options with seven-year lives. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Estimated forfeitures for share-based awards that are not expected to vest are estimated based on historical trends since our initial public offering. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock options and DSUs and up to two years for our employee stock purchase plan.

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

We recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options and DSUs, but we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with qualified stock options (incentive stock options and employee stock purchase plan shares). For qualified stock options that vested after we began to expense share-based compensation, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. For qualified stock options that vested prior to when we began to expense share-based compensation, we record the tax benefit directly to additional paid-in capital. As a result, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2012, 2011, and 2010, along with comparative information regarding the absolute and percentage changes in these amounts (in thousands, except percentages):

	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
PC applications	$278,122	$289,372	$(11,250)	(3.9%)	$289,372	$305,737	$(16,365)	(5.4%)
Digital lifestyle product applications	270,106	309,166	(39,060)	(12.6%)	309,166	209,153	100,013	47.8%

Net revenue	548,228	598,538	(50,310)	(8.4%)	598,538	514,890	83,648	16.2%

Gross margin	255,567	246,070	9,497	3.9%	246,070	208,702	37,368	17.9%

Operating expenses:
Research and development	117,954	105,003	12,951	12.3%	105,003	86,552	18,451	21.3%
Selling, general, and administrative	70,045	68,549	1,496	2.2%	68,549	60,027	8,522	14.2%

Operating income	67,568	72,518	(4,950)	(6.8%)	72,518	62,123	10,395	16.7%

Interest income	922	911	11	1.2%	911	977	(66)	(6.8%)
Interest expense	(17)	(17)	—	0.0%	(17)	(2,400)	2,383	(99.3%)
Impairment (loss)/recovery on investments, net	77	59	18	30.5%	59	(443)	502	(113.3%)

Income before provision for income taxes	68,550	73,471	(4,921)	(6.7%)	73,471	60,257	13,214	21.9%
Provision for income taxes	14,406	9,675	4,731	48.9%	9,675	7,292	2,383	32.7%

Net income	$54,144	$63,796	$(9,652)	(15.1%)	$63,796	$52,965	$10,831	20.4%

The following sets forth certain of our consolidated statements of income data as a percentage of net revenues for fiscal 2012, 2011, and 2010:

	2012	2011	Percentage Point Increase (Decrease)	2011	2010	Percentage Point Increase (Decrease)
PC applications	50.7%	48.3%	2.4%	48.3%	59.4%	(11.1%)
Digital lifestyle product applications	49.3%	51.7%	(2.4%)	51.7%	40.6%	11.1%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	46.6%	41.1%	5.5%	41.1%	40.5%	0.6%

Operating expenses:
Research and development	21.5%	17.5%	4.0%	17.5%	16.8%	0.7%
Selling, general, and administrative	12.8%	11.5%	1.3%	11.5%	11.7%	(0.2%)

Operating income	12.3%	12.1%	0.2%	12.1%	12.1%	0.0%
Income before provision for income taxes	12.5%	12.3%	0.2%	12.3%	11.7%	0.6%
Provision for income taxes	2.6%	1.6%	1.0%	1.6%	1.4%	0.2%

Net income	9.9%	10.7%	(0.8%)	10.7%	10.3%	0.4%

Fiscal 2012 Compared with Fiscal 2011

Net Revenue.

Net revenue was $548.2 million for fiscal 2012 compared with $598.5 million for fiscal 2011, a decrease of $50.3 million, or 8.4%. Of our fiscal 2012 net revenue, $278.1 million, or 50.7%, of net revenue was from the personal computing market and $270.1 million, or 49.3%, of net revenue was from the digital lifestyle product markets, including $260.8 million from mobile smartphones and feature phones. The overall decrease in net revenue for fiscal 2012 was attributable to a $39.1 million, or 12.6%, decrease in net revenue from digital lifestyle product applications and a decrease of $11.3 million, or 3.9%, in net revenue from PC applications. Specific reasons for the decrease in net revenue were primarily attributable to a lower priced product mix in the digital lifestyle product markets and lower revenue from PC peripherals. Net revenue from digital lifestyle products, which primarily consists of mobile products, was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments.

Based on industry estimates of unit shipments, the notebook market is anticipated to increase approximately 8% and the mobile smartphone market is anticipated to increase approximately 36% from calendar 2011 to 2012.

Gross Margin.

Gross margin as a percentage of net revenue was 46.6%, or $255.6 million, for fiscal 2012 compared with 41.1%, or $246.1 million, for fiscal 2011. The 550 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.

We continuously introduce new product solutions, many of which have life cycles of less than a year. Further, as we sell our capacitive sensing technology in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, including warranty costs, to cost of revenue.

Operating Expenses.

Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 21.5% from 17.5%, and the cost of research and development activities increased $13.0 million, or 12.3%, to $118.0 million in fiscal 2012 compared with $105.0 million in fiscal 2011. The increase in research and development expenses primarily reflected a $12.0 million increase in employee compensation and employment-related costs, resulting from a 9.6% increase in research and development staffing and annual compensation adjustments.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased as a percentage of net revenue to 12.8% from 11.5%, and the cost of selling, general, and administrative activities increased $1.5 million, or 2.2%, to $70.0 million in fiscal 2012 compared with $68.5 million in fiscal 2011. The increase in selling, general, and administrative expenses primarily reflected a $4.8 million increase in employee compensation and employment-related costs resulting from a 5.2% increase in selling, general, and administrative staffing and annual compensation adjustments, partially offset by a $2.7 million reduction in non-recurring executive officer resignation costs.

Operating Income.

We generated operating income of $67.6 million, or 12.3% of net revenue, for fiscal 2012, a decrease of $4.9 million compared with $72.5 million, or 12.1% of net revenue, for fiscal 2011. As discussed in the preceding paragraphs, the decrease in operating income was primarily attributable to a decrease in net revenue and a $14.4 million increase in our operating expenses, partially offset by an increase in gross profit resulting from improved gross margins.

Non-Operating Income.

Interest Income. Interest income was $922,000 for fiscal 2012 compared with $911,000 for fiscal 2011.

Interest Expense. Interest expense was $17,000 for fiscal 2012 and 2011.

Impairment of Investments. For fiscal 2012, we recognized a gain of $77,000 on the redemption of $10.1 million of our ARS investments. For fiscal 2011, we recognized a gain of $59,000 on the redemption of $3.2 million of our ARS investments.

Provision for Income Taxes.

The provision for income taxes was $14.4 million and $9.7 million for fiscal 2012 and 2011, respectively. The income tax provision represented estimated U.S. federal, state, and foreign taxes for fiscal 2012 and 2011. The effective tax rate for fiscal 2012 was approximately 21.0% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions and the benefit of research tax credits, partially offset by the foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for fiscal 2011 was approximately 13.2% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the recognition of previously unrecognized tax benefits, and the benefit of research tax credits, partially offset by the foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Tax benefit associated with total share-based compensation was approximately $9.6 million and $9.7 million for fiscal 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for fiscal 2012 and 2011 would have been 23.4% and 18.1%, respectively.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased as a percentage of net revenue to 17.5% from 16.8%, and the cost of research and development activities increased $18.5 million, or 21.3%, to $105.0 million in fiscal 2011 compared with $86.6 million in fiscal 2010. The increase in research and development expenses primarily reflected a $9.3 million increase in employee compensation and employment-related costs, resulting from a 19.8% increase in research and development staffing, annual compensation adjustments, a $4.1 million increase in infrastructure and support costs for the additional staffing, a $3.7 million increase in temporary services, and a $1.1 million increase in project specific costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased slightly as a percentage of net revenue to 11.5% from 11.7%, and the cost of selling, general, and administrative activities increased $8.5 million, or 14.2%, to $68.5 million in fiscal 2011 compared with $60.0 million in fiscal 2010. The increase in selling, general, and administrative expenses primarily reflected a $3.5 million increase in employee compensation and employment-related costs, resulting from a 10.9% increase in selling, general, and administrative staffing and annual compensation adjustments; $2.7 million of non-recurring executive officer resignation costs; a $1.1 million increase in travel and entertainment costs; and a $728,000 increase in professional fees.

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

Provision for Income Taxes.

The provision for income taxes was $9.7 million and $7.3 million for fiscal 2011 and 2010, respectively. The income tax provision represented estimated federal, state, and foreign taxes for fiscal 2011 and 2010. The effective tax rate for fiscal 2011 was approximately 13.2% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by the foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for fiscal 2010 was approximately 12.1% and diverged from the combined federal and state statutory rate, primarily as a result of an increase in profits in lower tax rate jurisdictions, the recognition of tax benefit on the carryback of a prior year net operating loss of $1.8 million, the release of unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes, a write-down of state deferred tax assets, and net unrecognized tax benefits associated with qualified stock options.

Tax benefit associated with total share-based compensation was approximately $9.7 million and $9.6 million for fiscal 2011 and 2010, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for fiscal 2011 and 2010 would have been 18.1% and 17.7%, respectively.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2012. The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented. Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in thousands, except per share amounts) (unaudited)	June 2012	March 2012	December 2011	September 2011	June 2011	March 2011	December 2010	September 2010
Net revenue	$137,607	$131,705	$145,470	$133,446	$143,366	$142,406	$159,581	$153,185
Cost of revenue	74,203	69,525	76,747	72,186	82,778	84,790	94,543	90,357

Gross margin	63,404	62,180	68,723	61,260	60,588	57,616	65,038	62,828

Operating expenses:
Research and development	30,476	29,415	29,837	28,226	27,487	25,956	26,640	24,920
Selling, general, and administrative	17,584	18,031	17,721	16,709	16,799	17,244	18,958	15,548

Total operating expenses	48,060	47,446	47,558	44,935	44,286	43,200	45,598	40,468

Operating income	15,344	14,734	21,165	16,325	16,302	14,416	19,440	22,360
Interest income	240	231	251	200	232	242	226	211
Interest expense	(4)	(4)	(5)	(4)	(4)	(4)	(5)	(4)
Impairment (loss)/recovery of investments	18	46	(7)	20	39	10	—	10

Income before income taxes	15,598	15,007	21,404	16,541	16,569	14,664	19,661	22,577
Provision for income taxes	3,298	3,561	4,021	3,526	2,646	1,168	1,983	3,878

Net income	$12,300	$11,446	$17,383	$13,015	$13,923	$13,496	$17,678	$18,699

Net income per share:

Basic	$0.37	$0.34	$0.53	$0.40	$0.41	$0.40	$0.52	$0.54

Diluted	$0.36	$0.33	$0.51	$0.39	$0.40	$0.38	$0.50	$0.52

Shares used in computing net income per share:
Basic	33,321	33,389	32,569	32,875	33,816	33,992	33,954	34,402

Diluted	34,505	35,179	34,005	33,777	35,011	35,346	35,360	35,900

Liquidity and Capital Resources

Our cash and cash equivalents, which exclude ARS investments, were $305.0 million as of the end of fiscal 2012 compared with $247.2 million as of the end of fiscal 2011, an increase of $57.8 million. This increase primarily reflected $101.4 million provided from operating cash flows, $34.9 million from the issuance of common stock under our share-based compensation plans, $10.1 million in proceeds from sales and maturities of non-current investments, partially offset by $61.7 million used to repurchase shares of our common stock, $14.6 million used for a business acquisition, and $10.4 million used for the purchase of capital assets. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of June 2012, $274.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities. For fiscal 2012, net cash provided by operating activities of $101.4 million was primarily attributable to net income of $54.1 million plus adjustments for non-cash charges, including share-based compensation costs of $34.2 million, depreciation and deferred taxes aggregating $9.5 million, and a net change in operating assets and liabilities of $4.6 million. The net change in operating assets and liabilities related primarily to an increase in accounts payable of $10.2 million, an increase of $6.7 million in income taxes payable and other accrued liabilities, partially offset by an increase of $10.3 million in accounts receivable, net and a $2.8 million increase in inventory. Our days sales outstanding increased from 59 to 68 days from fiscal 2011 to fiscal 2012 as our net revenue was more backend loaded in fiscal 2012 than it was in fiscal 2011. Our inventory turns decreased from 11 to 9 for the same period. For fiscal 2011, net cash provided by operating activities of $89.7 million was primarily attributable to net income of $63.8 million plus adjustments for non-cash charges, including share-based compensation costs of $33.9 million, depreciation and deferred taxes aggregating $7.5 million, and a net decrease in operating assets and liabilities of $14.3 million. The net decrease in operating assets and liabilities related primarily to a decrease in accounts payable of $20.7 million and an increase in inventory of $10.2 million. Our days sales outstanding decreased slightly from 63 to 59 days from fiscal 2010 to fiscal 2011 and our inventory turns decreased from 19 to 11 for the same period. For fiscal 2010, net cash provided by operating activities of $114.0 million was primarily attributable to net income of $53.0 million plus adjustments for non-cash charges, including share-based compensation costs of $35.4 million and depreciation, deferred taxes, amortization of debt issuance costs and debt discount, and impairment of investments, aggregating $4.7 million, and a net increase in operating assets and liabilities of $20.9 million. The net increase in operating assets and liabilities related primarily to an increase in accounts payable of $33.4 million, partially offset by an increase in accounts receivable, net of $16.8 million. Our days sales outstanding decreased slightly from 66 to 63 days from fiscal 2009 to fiscal 2010 and our inventory turns increased from 18 to 19 for the same period.

Cash Flows from Investing Activities. Our investing activities for fiscal 2012 included purchases of capital assets, business acquisitions, and redemptions on non-current investments. Investing activities used net cash of $14.9 million for fiscal 2012, used net cash of $8.4 million for fiscal 2011, and generated net cash of $15.6 million for fiscal 2010. Net cash used in investing activities for fiscal 2012 consisted of $14.6 million used for a business acquisition, $10.4 million used for the purchase of capital assets, partially offset by proceeds of $10.1 million from redemptions of ARS investments. Net cash used in investing activities for fiscal 2011 consisted of $11.6 million used for the purchase of capital assets, partially offset by proceeds of $3.2 million for redemptions of ARS investments. Net cash provided by investing activities for fiscal 2010 consisted of proceeds from sales and maturities of $28.9 million for short-term investments and $1.8 million in redemptions of ARS investments, partially offset by $9.1 million used for the purchase of capital assets and $6.0 million used for the purchase of short-term investments.

Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2012, 2011, and 2010 was $28.7 million, $44.0 million, and $88.8 million, respectively. Our net cash used in financing activities for fiscal 2012 was primarily attributable to $61.7 million used to repurchase shares of our common stock in the open market and $3.9 million used for the payment of payroll taxes for DSUs, partially offset by $34.9 million of proceeds from common stock issued under our share-based compensation plans. Our net cash used in financing activities for fiscal 2011 was primarily attributable to $70.2 million used to repurchase shares of our common stock in the open market and $3.1 million used for the payment of payroll taxes for DSUs, partially offset by $26.4 million of proceeds from common stock issued under share-based compensation plans and $2.9 million excess tax benefit from share-based compensation. Our net cash used in financing activities for fiscal 2010 was primarily attributable to $63.0 million for the retirement of debt and $44.5 million used to repurchase shares of our common stock in the open market and $2.4 million used for the payment of payroll taxes for DSUs, partially offset by $14.0 million of proceeds from common stock issued under share-based compensation plans and $7.1 million from excess tax benefit from share-based compensation.

Common Stock Purchase Program. In October 2011, our Board of Directors approved an additional $100.0 million for the stock repurchase program, expiring in October 2013, bringing the cumulative authorization to $520.0 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2012, we purchased 15,784,092 shares of our common stock in the open market for an aggregate cost of $413.9 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $20.36. As of the end of fiscal 2012, we had $106.1 million remaining under our common stock purchase program.

Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during and subsequent to fiscal 2012.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements over the course of at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the timing and costs of procuring, improving, and renovating office space to meet our anticipated employee headcount requirements, our common stock purchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Our non-current investments consist of ARS investments, which have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. We also do not anticipate remittances of undistributed earnings of our foreign subsidiaries will be necessary to meet our working capital and other cash requirements.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2012 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	9	4	2	1	2
Purchase obligations and other commitments (2)	6	5	1	—	—

Total	$18	$9	$3	$1	$5

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due under a long-term services agreement and inventory purchase obligations with contract manufacturers.

The amounts in the table above exclude unrecognized tax benefits of $23.1 million. As of the end of fiscal 2012, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; engage in leasing, hedging, or research and development services; or have other relationships that expose us to liability that is not reflected in our financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In September 2011, the Financial Accounting Standards Board, or the FASB, issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. This updated guidance becomes effective for us in the first quarter of our fiscal 2013. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and ARS investments. We do not use our investment portfolio for trading or other speculative purposes.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash equivalents, investments, and debt obligations as of the end of fiscal 2012 (in thousands, except average interest rates):

Fiscal Year Ended June	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Assets
Cash equivalents – variable rate
Money market	$301,451	$—	$—	$—	$—	$—	$301,451	$301,451
Average interest rate	0.15%	—	—	—	—	—	0.15%
Total cash equivalents	$301,451	$—	$—	$—	$—	$—	$301,451	$301,451
Average interest rate	0.15%	—	—	—	—	—	0.15%
Non-current investments	$—	$—	$—	$—	$—	$27,350	$27,350	$15,321
Average interest rate	—	—	—	—	—	1.85%	1.85%

Liabilities
Convertible Senior Subordinated Notes
Fixed rate amounts	$—	$—	$—	$—	$—	$2,305	$2,305	$2,305
Average interest rate	—	—	—	—	—	0.75%	0.75%

Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. The noteholders could require us to repurchase their notes on December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indenture governing the notes. The early repayment of the notes is not reflected in the preceding schedule.

Our non-current investments, which consist of ARS investments, have a par value of $27.4 million and have failed to settle in auctions beginning in 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2012, $10.1 million of our ARS investments were redeemed at par and we recognized a gain of $77,000 on the redemption of these investments, which is included in impairment of investments, net on the accompanying consolidated statements of income.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2012 using a trinomial discounted cash flow analysis. The analysis considered, among other factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $8.9 million maturing from fiscal 2016 to fiscal 2018 and $6.4 million maturing from fiscal 2040 to fiscal 2046. Of our ARS investments $8.9 million par value are investment grade; and the remaining $18.5 million par value are below investment grade.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and debt obligations subsequent to fiscal 2012.

Foreign currency exchange risk

All of our revenue and approximately 91% of our consolidated costs are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference. Reference is also made to the quarterly results of operations on page 48 of this report, which quarterly results of operations are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2012, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-2.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. Business – Executive Officers.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Certificate of Incorporation (1)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (5)

4	Form of Common Stock Certificate (6)

4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4(c)	Amendment No. 1 to Rights Agreement (7)

4.6	Form of Indenture (8)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (9)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (10)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (11)

10.8*	401(k) Profit Sharing Plan (12)

10.17*	Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; and as of May 22, 2012 with Bret Sewell (1)

10.24(a)*	2010 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.25*	2010 Employee Stock Purchase Plan (14)

10.26*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (16)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Agreement entered into by Richard A. Bergman as of October 4, 2011 (18)

10.29*	Severance Policy for Principal Executive Officers (18)

10.30	Agreement of Purchase and Sale and Escrow Instructions dated as of June 25, 2012 between McKay Henry, LLC and the registrant

10.30(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of July 2, 2012 between McKay Henry, LLC and the registrant

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 21, 2002.
(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(6)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC on November 21, 2008 and declared effective May 7, 2009.
(9)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(11)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(12)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.
(13)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 4, 2012.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
*	Indicates a contract with management or compensatory plan or arrangement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date August 24, 2012	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bergman Richard A. Bergman	President and Chief Executive Officer, and Director	August 24, 2012

/s/ Kathleen A. Bayless Kathleen A. Bayless	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 24, 2012

/s/ Francis F. Lee Francis F. Lee	Chairman of the Board	August 24, 2012

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	August 24, 2012

/s/ Nelson C. Chan Nelson C. Chan	Director	August 24, 2012

/s/ Keith B. Geeslin Keith B. Geeslin	Director	August 24, 2012

/s/ Russell J. Knittel Russell J. Knittel	Director	August 24, 2012

/s/ Richard L. Sanquini Richard L. Sanquini	Director	August 24, 2012

/s/ James L. Whims James L. Whims	Director	August 24, 2012

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation (1)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (5)

4	Form of Common Stock Certificate (6)

4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4(c)	Amendment No. 1 to Rights Agreement (7)

4.6	Form of Indenture (8)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (9)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (10)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (11)

10.8*	401(k) Profit Sharing Plan (12)

10.17*	Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; and as of May 22, 2012 with Bret Sewell (1)

10.24(a)*	2010 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.25*	2010 Employee Stock Purchase Plan (14)

10.26*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (16)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Agreement entered into by Richard A. Bergman as of October 4, 2011 (18)

10.29*	Severance Policy for Principal Executive Officers (18)

10.30	Agreement of Purchase and Sale and Escrow Instructions dated as of June 25, 2012 between McKay Henry, LLC and the registrant

10.30(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of July 2, 2012 between McKay Henry, LLC and the registrant

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 21, 2002.
(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(6)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC on November 21, 2008 and declared effective May 7, 2009.
(9)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(11)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(12)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.
(13)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 4, 2012.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
*	Indicates a contract with management or compensatory plan or arrangement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synaptics Incorporated:

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 30, 2012 and June 25, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 30, 2012 and June 25, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP

Santa Clara, California

August 24, 2012

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 2012	June 2011
ASSETS
Current Assets:
Cash and cash equivalents	$305,005	$247,153
Accounts receivable, net of allowances of $567 and $709 at June 2012 and 2011, respectively	104,140	93,808
Inventories	31,667	28,850
Prepaid expenses and other current assets	5,365	4,373

Total current assets	446,177	374,184
Property and equipment, net	24,903	26,222
Goodwill	18,995	1,927
Purchased intangibles	12,800	—
Non-current investments	15,321	25,876
Other assets	23,309	27,992

	$541,505	$456,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,220	$44,930
Accrued compensation	12,642	13,210
Income taxes payable	11,221	11,808
Other accrued liabilities	26,515	22,813

Total current liabilities	105,598	92,761
Notes payable	2,305	2,305
Other liabilities	36,812	21,142

Commitments and contingencies

Stockholders’ Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 48,680,348 and 46,832,208 shares issued, and 32,896,256 and 33,465,732 shares outstanding, at June 2012 and 2011, respectively	49	47
Additional paid-in capital	471,569	406,653
Treasury stock: 15,784,092 and 13,366,476 common shares at June 2012 and 2011, respectively, at cost	(413,885)	(352,142)
Accumulated other comprehensive income	1,998	2,520
Retained earnings	337,059	282,915

Total stockholders’ equity	396,790	339,993

	$541,505	$456,201

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal
	2012	2011	2010
Net revenue	$548,228	$598,538	$514,890
Cost of revenue	292,661	352,468	306,188

Gross margin	255,567	246,070	208,702

Operating expenses:
Research and development	117,954	105,003	86,552
Selling, general, and administrative	70,045	68,549	60,027

Total operating expenses	187,999	173,552	146,579

Operating income	67,568	72,518	62,123
Interest income	922	911	977
Interest expense	(17)	(17)	(2,400)
Impairment (loss)/recovery on investments, net	77	59	(443)

Income before provision for income taxes	68,550	73,471	60,257
Provision for income taxes	14,406	9,675	7,292

Net income	$54,144	$63,796	$52,965

Net income per share:
Basic	$1.64	$1.87	$1.57

Diluted	$1.57	$1.80	$1.50

Shares used in computing net income per share:
Basic	33,030	34,042	33,836

Diluted	34,435	35,454	35,423

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Earnings	Equity
Balance at June 2009	43,779,011	$44	$293,666	$(237,387)	$129	$166,154	$222,606
Components of comprehensive income:
Net income	—	—	—	—	—	52,965	52,965
Net unrealized gain on available-for-sale investments	—	—	—	—	1,386	—	1,386

Total comprehensive income							54,351

Issuance of common stock for share-based award compensation plans	1,112,823	1	14,030	—	—	—	14,031
Payroll taxes for deferred stock units	—	—	(2,374)	—	—	—	(2,374)
Purchases of treasury stock	—	—	—	(44,545)	—	—	(44,545)
Tax benefit associated with share-based awards	—	—	7,066	—	—	—	7,066
Share-based compensation	—	—	35,376	—	—	—	35,376

Balance at June 2010	44,891,834	45	347,764	(281,932)	1,515	219,119	286,511
Components of comprehensive income:
Net income	—	—	—	—	—	63,796	63,796
Net unrealized gain on available-for-sale investments	—	—	—	—	1,005	—	1,005

Total comprehensive income							64,801

Issuance of common stock for share-based award compensation plans	1,940,374	2	26,421	—	—	—	26,423
Payroll taxes for deferred stock units	—	—	(3,147)	—	—	—	(3,147)
Purchases of treasury stock	—	—	—	(70,210)	—	—	(70,210)
Tax benefit associated with share-based awards	—	—	1,690	—	—	—	1,690
Share-based compensation	—	—	33,925	—	—	—	33,925

Balance at June 2011	46,832,208	47	406,653	(352,142)	2,520	282,915	339,993
Components of comprehensive income:
Net income	—	—	—	—	—	54,144	54,144
Net unrealized loss on available-for-sale investments	—	—	—	—	(522)	—	(522)

Total comprehensive income							53,622

Issuance of common stock for share-based award compensation plans	1,848,140	2	34,874	—	—	—	34,876
Payroll taxes for deferred stock units	—	—	(3,946)	—	—	—	(3,946)
Purchases of treasury stock	—	—	—	(61,743)	—	—	(61,743)
Tax shortfall associated with share-based awards	—	—	(173)	—	—	—	(173)
Share-based compensation	—	—	34,161	—	—	—	34,161

Balance at June 2012	48,680,348	$49	$471,569	$(413,885)	$1,998	$337,059	$396,790

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal
	2012	2011	2010
Cash flows from operating activities
Net income	$54,144	$63,796	$52,965
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	34,161	33,925	35,376
Depreciation and amortization	10,409	11,169	8,677
Amortization of debt issuance costs	—	—	118
Amortization of debt discount	—	—	2,069
Tax benefit (shortfall) realized from share-based compensation	(173)	1,690	7,066
Excess tax benefit from share-based compensation	(2,153)	(2,886)	(7,066)
Deferred taxes	(741)	(3,666)	(6,534)
Impairment of property and equipment	1,269	—	—
Impairment (recovery) of investments, net	(77)	(59)	443
Changes in operating assets and liabilities:
Accounts receivable, net	(10,329)	7,701	(16,770)
Inventories	(2,817)	(10,183)	(3,717)
Prepaid expenses and other current assets	(530)	(146)	(128)
Other assets	1,894	332	(4,230)
Accounts payable	10,235	(20,688)	33,408
Accrued compensation	(634)	1,880	2,880
Income taxes payable	3,000	2,975	2,214
Other accrued liabilities	3,735	3,873	7,237

Net cash provided by operating activities	101,393	89,713	114,008

Cash flows from investing activities
Purchases of short-term investments	—	—	(5,986)
Proceeds from sales and maturities of short-term investments	—	—	28,912
Proceeds from sales and maturities of non-current investments	10,110	3,200	1,775
Acquisition of business, net of cash acquired	(14,632)	—	—
Purchases of property and equipment	(10,359)	(11,570)	(9,067)

Net cash (used in)/provided by investing activities	(14,881)	(8,370)	15,634

Cash flows from financing activities
Purchases of treasury stock	(61,743)	(70,210)	(44,545)
Proceeds from issuance of shares	34,876	26,423	14,031
Retirement of debt, net of discount	—	—	(62,998)
Excess tax benefit from share-based compensation	2,153	2,886	7,066
Payroll taxes for deferred stock units	(3,946)	(3,147)	(2,374)

Net cash used in financing activities	(28,660)	(44,048)	(88,820)

Net increase in cash and cash equivalents	57,852	37,295	40,822
Cash and cash equivalents at beginning of period	247,153	209,858	169,036

Cash and cash equivalents at end of period	$305,005	$247,153	$209,858

Supplemental disclosures of cash flow information
Cash paid for taxes	$12,305	$9,574	$11,789

See notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the personal computer, or PC, market, primarily notebook and ultrabook computers, the markets for digital lifestyle products, including mobile smartphones and feature phones, the tablet market, and other select electronic device markets with our customized human interface solutions. Our original equipment manufacturer, or OEM, customers include most of the tier one PC OEMs and many of the world’s largest OEMs for mobile smartphones and feature phones.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were a 53-week period ended June 30, 2012 and 52-week periods ended June 25, 2011 and June 26, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Our non-current investments are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. We charge other-than-temporary declines in the fair value of a debt security to earnings if the decline is due to a credit loss or if we intend to or need to sell at a loss, resulting in the establishment of a new cost basis in the debt security. We charge other-than-temporary declines in the fair value of a debt security to other comprehensive income if the decline is due to a noncredit loss. We charge other-than-temporary declines in the fair value of equity securities to earnings, resulting in the establishment of a new cost basis in the equity security. We include interest earned on securities in interest income. We determine realized gains and losses on the sale of securities using the specific identification method.

Amortized cost, gross unrealized gains and losses, and estimated fair value of our investments in available-for-sale securities and cash equivalents as of the end of fiscal 2012 and 2011 were as follows (in thousands):

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$301,451	$—	$—	$301,451
Auction rate securities	13,323	2,276	278	15,321

Total available-for-sale securities	$314,774	$2,276	$278	$316,772

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$243,966	$—	$—	$243,966
Auction rate securities	23,356	3,291	771	25,876

Total available-for-sale securities	$267,322	$3,291	$771	$269,842

Fair Values

We measure certain financial assets and liabilities at fair value. When we measure fair value on either a recurring or nonrecurring basis, inputs used in valuation techniques are assigned a hierarchical level as follows:

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

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2012 and 2011 were as follows (in thousands):

	2012		2011
	Level 1	Level 3	Level 1	Level 3
Assets
Money market	$301,451	$—	$243,966	$—
Auction rate securities	—	15,321	—	25,876

Total available-for-sale securities	$301,451	$15,321	$243,966	$25,876

Liabilities
Contingent consideration liability recorded for business combination	$—	$11,900	$—	$—

Money market balances are included in cash and cash equivalents as of the end of fiscal 2012 and 2011. ARS investments are included in non-current investments as of the end of fiscal 2012 and 2011. We have classified the contingent consideration recorded for a business combination as a Level 3 liability, which is included in the non-current portion of other liabilities as of the end of fiscal 2012. There have been no transfers of the value of this Level 3 liability during fiscal 2012 and there has been no material change to the value of this Level 3 liability during fiscal 2012. See Note 12 – Acquisition of Pacinian. There were no Level 2 financial assets or liabilities as of the end of fiscal 2012 or 2011.

Changes in fair value of our Level 3 financial assets for fiscal 2012 and 2011 were as follows (in thousands):

	2012	2011
Beginning balance	$25,876	$28,012
Net unrealized gain/(loss)	(522)	1,005
Impairment recovery of redeemed investments	77	59
Redemptions	(10,110)	(3,200)

Ending balance	$15,321	$25,876

There were no transfers in or out of our Level 1, 2, or 3 assets during fiscal 2012 or 2011.

The fair values of our cash equivalents, accounts receivable, and accounts payable approximate their carrying values because of the short-term nature of those instruments. The fair value of our notes payable approximates their carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and trade accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. Included within our investment portfolio are investments in ARS investments, which met our investment guidelines at the time of our investment. Our ARS investments are currently not liquid as a result of continued auction failures. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of our principal invested or may be required to further reduce the carrying value. We do not intend to sell our ARS investments for significantly less than par value.

We sell our products primarily to contract manufacturers that provide manufacturing services for OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. To date, credit losses on our accounts receivable have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided.

The following customers accounted for more than 10% of our accounts receivable balance as the end of fiscal 2012 and 2011:

	2012	2011
Customer A	14%	12%
Customer B	12%	*

*	Less than 10%

Other Concentrations

Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we strive to maintain an adequate supply of critical single-sourced components.

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

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent wafer foundries and the related assembly, package and test costs of our die and packaged ASICs. Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance and manufacturing support; logistics costs; depreciation of equipment supporting manufacturing; license amortization; provisions for excess and obsolete inventories; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2012 and 2011 and consisted of the following (in thousands):

	2012	2011
Raw materials	$26,957	$23,545
Finished goods	4,710	5,305

	$31,667	$28,850

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We apply estimated useful lives of three years to our computer equipment, estimated useful lives ranging from three to seven years for our capitalized software; estimated useful lives ranging from one to five years to our manufacturing equipment; estimated useful lives ranging from three to five years to our furniture, fixtures, and leasehold improvements; and an estimated useful life of 35 years to our buildings and building improvements. We amortize leasehold improvements over the shorter of the lease term or the useful life of the asset.

Foreign Currency Translation

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of translation. All of our revenue and approximately 91% of our consolidated costs are denominated in U.S. dollars. We translate certain expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Foreign currency losses included in operating results for fiscal 2012, 2011, and 2010 were not material. To date, we have not undertaken hedging transactions related to foreign currency exposure.

Goodwill

We review the carrying value of goodwill at least annually for impairment as of the fiscal year-end balance sheet date. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired. Based on our latest review, we determined there was no impairment of the carrying value of goodwill.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets. There were no events during the fiscal year that triggered an impairment of our long-lived assets.

Other Liabilities

As of the end of fiscal 2012 and 2011 other liabilities consisted of the following (in thousands):

	2012	2011
Customer obligation	$13,076	$7,837
Inventory obligation	5,680	6,275
Other	7,759	8,701

	$26,515	$22,813

Segment Information

We operate in one segment: the development, marketing, and sale of intuitive user interface solutions for electronic devices and products.

Share-Based Compensation Costs

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our stock option awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years and we began using the simplified method of establishing the expected life as we did not have any history of options with seven-year lives. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, we estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option and deferred stock unit, or DSU, awards and up to two years for our employee stock purchase plan.

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

Changes in our warranty liability (included in other accrued liabilities) for fiscal 2012 and 2011 were as follows (in thousands):

	2012	2011
Beginning accrued warranty	$2,984	$2,096
Provision for product warranties	1,759	5,963
Cost of warranty claims and settlements	(2,568)	(5,075)

Ending accrued warranty	$2,175	$2,984

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

2. Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2012, 2011, and 2010 was as follows (in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Net income	$54,144	$63,796	$52,965

Denominator:
Shares, basic	33,030	34,042	33,836
Effect of dilutive share-based awards	1,405	1,412	1,587

Shares, diluted	34,435	35,454	35,423

Net income per share:
Basic	$1.64	$1.87	$1.57

Diluted	$1.57	$1.80	$1.50

Diluted net income per share does not include the effect of share-based awards for fiscal 2012, 2011, and 2010 as follows (in thousands):

	2012	2011	2010
Share-based awards	3,841	3,584	3,468

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

3. Auction Rate Securities

Our ARS investments, which are included in non-current investments, have failed to settle in auctions beginning in 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2012, 2011, and 2010, $10.1 million, $3.2 million, and $1.8 million, respectively, of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2012 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $8.9 million maturing from fiscal 2016 to 2018 and $6.4 million maturing from 2040 to 2046. Of our ARS investments, $8.9 million par value is investment grade and the remaining $18.5 million par value are below investment grade.

The various types of failed ARS investments we held as of the end of fiscal 2012, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$6,850	$(179)	$6,671	$(231)	$6,440
Credit linked notes	13,500	(8,765)	4,735	2,276	7,011
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(47)	1,870

Total ARS	$27,350	$(14,027)	$13,323	$1,998	$15,321

All of the ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

The various types of failed ARS investments we held as of the end of fiscal 2011, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$9,150	$(242)	$8,908	$(249)	$8,659
Closed end municipal funds	7,850	(54)	7,796	(467)	7,329
Credit linked notes	13,500	(8,765)	4,735	3,291	8,026
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(55)	1,862

Total ARS	$37,500	$(14,144)	$23,356	$2,520	$25,876

All of the ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before the recovery of the amortized cost basis. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly.

4. Property and Equipment

Property and equipment as of the end of fiscal 2012 and 2011 consisted of the following (in thousands):

	Life	2012	2011
Land	—	$2,500	$2,500
Building and building improvements	35 years	11,172	11,144
Computer equipment	3 years	6,983	5,566
Manufacturing equipment	1 year to 3 years	18,519	18,517
Furniture, fixtures, and leasehold improvements	3 years to 5 years	7,096	6,422
Capitalized software	3 years to 7 years	11,762	11,516

		58,032	55,665
Accumulated depreciation and amortization		(33,129)	(29,443)

Property and equipment, net		$24,903	$26,222

For fiscal 2012 and 2011, we retired fully depreciated equipment and furniture with an original cost of $5.1 million and $1.9 million, respectively.

5. Leases, Other Commitments, and Contingencies

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2013 to fiscal 2021, some of which have renewal options of one to five years. Our leased office facilities are located in China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States. We recognized rent expense on a straight-line basis of $4.3 million, $4.0 million, and $3.4 million for fiscal 2012, 2011, and 2010, respectively.

The aggregate future minimum rental commitments as of the end of fiscal 2012 for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Fiscal Year	Operating Lease Payments
2013	$3,720
2014	1,763
2015	681
2016	638
2017	621
Thereafter	1,852

Total minimum operating lease payments	$9,275

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

Line of Credit

We have an unsecured $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, has an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during fiscal 2012.

Building Purchase

In June 2012, we entered into a purchase and sale agreement to acquire a new headquarters in San Jose, California, consisting of three office buildings of approximately 151,247 square feet of space and approximately 7.84 acres of land for $12.1 million, exclusive of adjustments and closing costs. In July 2012, we entered into an amendment to the purchase and sale agreement, which modified the purchase price to approximately $11.8 million, and we subsequently closed the purchase transaction. During fiscal 2013, we anticipate consolidating our Santa Clara workforce into the new location upon completion of renovations and improvements. We currently plan to market and sell our existing Santa Clara headquarters property during fiscal 2013.

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

In fiscal 2009 and 2010, we repurchased and retired $122.7 million of our outstanding notes. As of the end of fiscal 2012, $2.3 million par value of our notes remained outstanding and have been classified as long-term as the next date noteholders can require us to repurchase all or a portion of their notes is in December 2014.

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

The liability component of the notes was $2.3 million and the equity component of the notes was $727,000 as of the end of both fiscal 2012 and 2011.

The contractual interest expense and amortization of issuance costs and discount for the notes for fiscal 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Interest expense	$17	$17	$213
Amortization of issuance costs	—	—	118
Amortization of discount	—	—	2,069

Total interest	$17	$17	$2,400

7. Stockholders’ Equity

During fiscal 2012, we had a Stockholders’ Rights Plan that may have had the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. The rights plan expired under its terms on August 15, 2012, and no new rights plan exists or is currently contemplated in the foreseeable future.

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

Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of the end of fiscal 2012, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2012 were as follows:

Stock options outstanding	7,339,024
Deferred stock units outstanding	1,009,336
Awards available for grant under all share-based compensation plans	2,372,348

Reserved for future issuance	10,720,708

Treasury Stock

Our cumulative authorization for our common stock repurchase program is $520.0 million, expiring in October 2013. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the end of fiscal 2012, we had $106.1 million remaining under our common stock repurchase program.

8. Share-Based Compensation

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, we determine share-based compensatory awards issued subsequent to the initial award to our employees and consultants primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 2001 Incentive Compensation Plan, as amended, or our 2001 Plan, our 2010 Incentive Compensation Plan, or our 2010 Plan, and our 2010 Employee Stock Purchase Plan, or our 2010 ESPP.

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2012, were as follows:

	Awards Available Under All Share-Based Award Plans	2001 Incentive Compensation Plan	2010 Incentive Compensation Plan	2010 Employee Stock Purchase Plan
Balance at June 2011	4,351,131	—	3,777,590	573,541
Stock options granted	(1,179,126)	—	(1,179,126)	—
Deferred stock units granted	(647,593)	—	(647,593)	—
Purchases under employee stock purchase plan	(242,225)	—	—	(242,225)
Forfeited	452,460	362,299	90,161	—
Plan shares expired	(362,299)	(362,299)	—	—

Balance at June 2012	2,372,348	—	2,041,032	331,316

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan. Option awards and DSUs that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of the grant agreements.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Cost of revenue	$1,129	$1,294	$2,307
Research and development	15,509	13,823	14,330
Selling, general, and administrative	17,523	18,808	18,739

Total	$34,161	$33,925	$35,376

Income tax benefit on share-based compensation	$9,589	$9,745	$9,642

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

We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable. During fiscal 2012, we recognized a $173,000 net shortfall of excess tax benefit through additional paid-in capital. During fiscal 2011 and 2010, we recognized $1.7 million and $7.1 million, respectively, of net excess tax benefit as additional paid-in capital.

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of the end of fiscal 2012. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Our share-based compensation plans with outstanding stock option awards include our 2001 Plan and our 2010 Plan. Under our 2010 Plan, we may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options, under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options.

Options granted under our 2010 Plan generally vest over four years from the vesting commencement date and expire seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2012 and balances as of the end of fiscal 2012 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In thousands)
Balance at June 2011	7,835,499	$24.71
Granted	1,179,126	27.26
Exercised	(1,310,863)	22.08
Forfeited	(364,738)	29.61

Balance at June 2012	7,339,024	25.34	$31,947

Exercisable at June 2012	4,810,134	$24.08	$26,721

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2012, or June 29, 2012, of $28.63 and excludes the impact of options that were not in-the-money. Approximately 50% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2012.

At the end of fiscal 2012, we estimated fully vested options and options expected to vest to be 7.2 million with an aggregate intrinsic value of $31.6 million, having a weighted average exercise price of $25.28 and a weighted average remaining contractual term of six years. The weighted average remaining contractual term for the options exercisable is approximately five years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Cash received	$28,939	$19,445	$9,469
Aggregate intrinsic value	$16,878	$17,684	$8,306

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

The fair value of each award granted from our plans for fiscal 2012, 2011, and 2010 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2012	2011	2010
Expected volatility	44.6% - 47.6%	42.7% - 47.0%	44.2% - 62.2%
Expected life in years	4.6	4.6 - 5.1	4.7 - 5.1
Risk-free interest rate	0.7% - 1.3%	1.2% - 2.1%	1.9% - 2.7%
Fair value per award	$8.86 - $14.13	$10.00 - $12.58	$12.19 - $13.58

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $31.4 million as of the end of fiscal 2012 to be recognized over a weighted average period of approximately 2.3 years.

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

DSUs granted under our 2010 Plan generally vest ratably over four years from the vesting commencement date. Delivery of shares under the plan takes place on the quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net quantity of shares. Until delivery of shares, the grantee has no rights as a stockholder.

An election to defer delivery of the underlying shares for unvested DSUs can be made by the grantee provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2012, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2012 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in thousands)	Fair Value
Balance at June 30, 2011	868,025		$27.74
Granted	647,593		29.46
Delivered	(418,560)		31.72
Forfeited	(87,722)		28.77

Balance at June 30, 2012	1,009,336	$28,897	29.12

Of the shares delivered, 123,508 shares valued at $3.9 million were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2012, or June 29, 2012, of $28.63.

The unrecognized share-based compensation cost for DSUs granted under our 2001 Plan and our 2010 Plan was approximately $29.4 million as of the end of fiscal 2012, which will be recognized over a weighted average period of approximately 2.7 years. The aggregate market value of DSUs delivered in fiscal 2012, 2011, and 2010 was $13.3 million, $11.1 million, and $7.7 million, respectively.

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2012, 2011, and 2010 were as follows (in thousands, except shares purchased and weighted average purchase price):

	2012	2011	2010
Shares purchased	242,225	397,204	301,215
Weighted average purchase price	$24.51	$17.57	$15.15
Cash received	$5,937	$6,978	$4,562
Aggregate intrinsic value	$1,534	$4,327	$5,901

In accordance with accounting standards related to the accounting for employee stock purchase plans with a look-back option, the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our 2010 ESPP, the offering period that commenced on May 16, 2011 was terminated on May 15, 2012 and a new offering period commenced on May 16, 2012. The May 16, 2012 modification affected approximately 491 employees and resulted in incremental compensation costs that were not material and that will be recognized on a straight-line basis over the two-year period ending May 15, 2014.

Under the terms of our 2010 ESPP, the offering period that commenced on January 3, 2011 was terminated on May 13, 2011 and a new offering period commenced on May 16, 2011. The May 16, 2011 modification affected approximately 437 employees and resulted in incremental compensation costs that were not material and that will be recognized on a straight-line basis over the two-year period ending May 15, 2013.

The fair value of each award granted under our 2001 ESPP and 2010 ESPP for fiscal 2012, 2011, and 2010 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2012	2011	2010
Expected volatility	34.0% - 37.3%	32.5% - 48.6%	56.6% - 63.2%
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate\	0.1% - 0.3%	0.1% - 0.6%	0.2% - 1.1%
Fair value per award	$6.72 - $9.32	$6.77 - $11.56	$10.05 - $18.81

The expected volatility is based on either implied volatility for the expected lives of 0.5 years or a weighting of implied and historical volatility for expected lives greater than 0.5 years; the expected life is based on each period that begins with the enrollment date until each purchase date remaining in the offering period at the date of enrollment in the plan; and the risk free interest rate is based on U.S. Treasury yields or yield curve in effect for each expected life.

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2012 were approximately $5.8 million that will be amortized over the next 22 months.

9. Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $17,000. The annual limit for employees who are 50 years or older is $22,500. In fiscal 2012, we provided matching funds of 25% of the employees’ contributions, excluding catch-up contributions. The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year. We made matching contributions of $1.2 million, $1.0 million, and $943,000, in fiscal 2012, 2011, and 2010, respectively.

10. Income Taxes

Income (loss) before provision for income taxes for fiscal 2012, 2011, and 2010 consisted of the following (in thousands):

	2012	2011	2010
United States	$3,602	$(915)	$(16,077)
Foreign	64,948	74,386	76,334

Income before provision for income taxes	$68,550	$73,471	$60,257

The provision for income taxes for fiscal 2012, 2011, and 2010 consisted of the following (in thousands):

	2012	2011	2010
Current tax expense
Federal	$5,524	$2,573	$4,101
State	36	152	453
Foreign	9,587	10,616	9,272

	15,147	13,341	13,826

Deferred tax expense (benefit)
Federal	(814)	(3,579)	(9,058)
State	—	—	2,619
Foreign	73	(87)	(95)

	(741)	(3,666)	(6,534)

Provision for income taxes	$14,406	$9,675	$7,292

The provision for income taxes differs from the federal statutory rate for fiscal 2012, 2011, and 2010 as follows (in thousands):

	2012	2011	2010
Provision at U.S. federal statutory rate	$23,992	$25,715	$21,088
State income taxes	139	390	2,650
Qualified stock options	2,280	2,129	2,474
Business credits	(1,278)	(2,910)	(846)
Foreign tax differential	(10,933)	(15,818)	(16,994)
Tax exempt interest	(18)	(18)	(106)
Change in valuation allowance	(27)	(21)	155
Tax benefit from NOL carryback	—	—	(1,804)
Other differences	251	208	675

Provision for income taxes	$14,406	$9,675	$7,292

Net deferred tax assets as of the end of fiscal 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Current deferred tax assets	$1,596	$1,143
Non-current deferred tax assets	13,725	16,514

Net deferred tax assets	$15,321	$17,657

Current deferred tax assets and non-current deferred tax assets are included in prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Deferred tax assets:
Investment writedowns	$6,871	$7,253
Capital loss carryforward	1,984	2,066
Inventory writedowns	259	334
Property and equipment	605	651
Accrued compensation	1,443	924
Share-based compensation	15,913	15,996
Business credit carryforward	14,372	13,958
Net operating loss carryforward	1,403	—
Other accruals	612	274

	43,462	41,456
Valuation allowance	(14,715)	(15,058)

	28,747	26,398

Deferred tax liabilities:
Acquisition intangibles	(4,583)	—
Interest deduction	(8,843)	(8,741)

	(13,426)	(8,741)

Net deferred tax assets	$15,321	$17,657

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2012, a valuation allowance of $14.7 million had been established to reduce deferred tax assets to levels that we believe are more than likely than not to be realized through future taxable income.

Undistributed operating earnings of our foreign subsidiaries were approximately $334.8 million as of the end of fiscal 2012 and are considered to be indefinitely reinvested overseas, and no U.S. income taxes have been provided for on these earnings. The potential deferred tax liability associated with undistributed operating earnings of our foreign subsidiaries was approximately $84.1 million.

As of the end of fiscal 2012, we had California net operating loss carryforwards of approximately $33.5 million. The California net operating loss carryforwards were attributable to share-based award deductions. The benefit of these net operating losses will be recorded directly to additional paid-in capital when realized. The California net operating loss will begin to expire in fiscal 2021, if not utilized. The federal and state capital losses will begin to expire in fiscal 2013, if not utilized. In addition, we had $4.0 million of federal and Idaho operating losses in connection with the acquisition of Pacinian Corporation, or Pacinian. See Note 12. Acquisition of Pacinian. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $8.0 million and $8.4 million of federal and state research tax credit carryforwards, respectively. The federal research tax credit carryforward will begin to expire in 2027 and the state research tax credit can be carried forward indefinitely. We also had $1.7 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration.

The total liability for gross unrecognized tax benefits, included in other liabilities in our consolidated balance sheets, increased $2.9 million to $23.1 million in fiscal 2012 from $20.2 million in fiscal 2011. All of this amount would affect the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits consisted of the following (in millions):

Balance as of June 2011	$20.2
Increase in unrecognized tax benefits related to prior year tax positions	0.3
Increase in unrecognized tax benefits related to current year tax positions	2.6

Balance as of June 2012	$23.1

Accrued interest and penalties increased by $750,000 to $2.4 million at the end of fiscal 2012 from $1.6 million at the end of fiscal 2011. Our policy is to classify interest and penalties, if any, as components of income tax expense.

In May 2011, we were notified by the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In April 2012, we received notices of proposed adjustments disallowing certain interest deductions resulting in a potential tax liability of approximately $1.0 million, excluding interest and penalties. We intend to contest the proposed adjustments through the administrative process. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.

We anticipate the federal audit will conclude in fiscal 2013 and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, California, and Hong Kong SAR and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

11. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the PC market and digital lifestyle product markets. The PC market accounted for 51%, 48%, and 59% of our net revenue for fiscal 2012, 2011, and 2010, respectively.

Net revenue within geographic areas based on our customers’ locations for fiscal 2012, 2011, and 2010 consisted of the following (in thousands):

	2012	2011	2010
China	$353,522	$399,798	$389,499
Japan	65,129	65,548	35,838
Taiwan	60,980	76,631	56,096
Korea	35,046	24,523	32,496
United States	5,179	6,314	430
Other	28,372	25,724	531

	$548,228	$598,538	$514,890

Long-lived assets within geographic areas as of the end of fiscal 2012 and 2011 consisted of the following (in thousands):

	2012	2011
United States	$32,673	$19,730
Asia/Pacific	(7,770)	6,492

	$24,903	$26,222

Our goodwill of $18.9 million represents a corporate asset of $17.0 million arising from the acquisition of Pacinian in the United States in fiscal 2012 and $1.9 million from an acquisition of an Asian company in a prior year.

Major customers’ revenue as a percentage of total net revenue for fiscal 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Customer A	12%	*	*
Customer B	*	*	11%
Customer C	*	*	10%

*	Less than 10%

12. Acquisition of Pacinian

On June 13, 2012, or the acquisition date, we acquired 100% of the outstanding common shares and voting interest of Pacinian. This acquisition has been accounted for as a business combination. The results of Pacinian’s operations have been included in the consolidated financial statements since the acquisition date. Pacinian was a development stage company, which developed an innovative thin keyboard design using its ThinTouch technology. ThinTouch is a design technology employing an innovative ramp capability that delivers a full keyboard solution that is 40% thinner than traditional keyboard solutions. By combining our TouchPad technology with the ThinTouch technology, we expect to deliver a complete keyboard solution targeted for the next generation of thin and light notebook PC form factors, such as ultrabooks.

The acquisition date fair value of the consideration transferred totaled $26.9 million , which consisted of the following (in thousands):

Cash	$15,016
Contingent consideration	11,900

$26,916

The contingent consideration arrangement requires us to pay $5.0 million of additional consideration to Pacinian’s former stockholders, due upon customer acceptance of a ThinTouch product, and up to $10.0 million of additional consideration to Pacinian’s former stockholders, at a rate of $0.60 for each unit shipped utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration arrangement as of the acquisition date was $11.9 million. We estimated the fair value of the contingent consideration for both customer acceptance and for unit shipments using a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. The key assumptions in applying the probability-weighted discounted cash flow model for the $5.0 million additional consideration due upon customer acceptance was a 5.1% discount rate under five equally weighted cash flow scenarios. The key assumptions in applying the probability-weighted discounted cash flow model for the $10.0 million additional consideration based on unit shipments was a 12.4% discount rate under five equally weighted cash flow scenarios. The contingent consideration will be remeasured to fair value in future reporting periods and any adjustments recorded through earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$384
Intangible assets	12,800

Total identifiable assets acquired	13,184

Other net tangible liabilities	110
Non-current deferred tax liabilities	3,077
Notes payable	149

Net identifiable assets acquired	9,848
Goodwill	17,068

Net assets acquired	$26,916

Of the $12.8 million of acquired intangible assets, $8.9 million was assigned to in-process research and development and will be amortized over an estimated useful life to be determined at the date the project is completed, $3.8 million was assigned to customer relationships and will be amortized over an estimated useful life of five years, and $100,000 was assigned to patents and will be amortized over an estimated useful life of five years.

We operate in one segment, therefore, the goodwill applies to a company-wide reporting unit. None of the goodwill is expected to be deductible for income tax purposes.

We recognized approximately $200,000 of acquisition-related costs that were expensed in fiscal 2012. These costs are included in our consolidated statements of income as selling, general, and administrative expenses.

The amounts of revenue and earnings of Pacinian included in our consolidated statements of income from the acquisition date to the period ended June 30, 2012, were immaterial. Pro forma consolidated statements of income as if Pacinian had been included for the entire years ended June 30, 2012 and June 25, 2011, are not materially different than those reported.

Prior to the acquisition, we did not have a preexisting relationship with Pacinian.

13. Subsequent Event

In July 2012, we entered an agreement to acquire tangible and intangible assets and certain liabilities of the Video Display Operation of Integrated Device Technology, Inc., including a worldwide non-exclusive, irrevocable, non-transferable, royalty-free paid up license, for $5.0 million. We completed this transaction in August 2012. This acquisition was effected to enhance our technology portfolio with a primary focus on the emerging large touchscreen market for notebooks, ultrabooks, and tablets.