Form 10-K/A
period 2012-06-30
SYNAPTICS INC
filed 2012-09-21
CIK 817720

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

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K/A

FISCAL 2012

EXPLANATORY NOTE

Synaptics Incorporated, a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 27, 2012, or the Original Form 10-K. The purpose of this Amendment No. 1 is to correct an inadvertent, immaterial error in the table listing our long-lived assets within geographic areas as of the end of fiscal 2012 and 2011 on page F-26 of the Original Form 10-K. The following items are being amended:

•	ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

•	ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Items 8 and 15 have been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Form 10-K. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits 31.1, 31.2, 32.1, and 32.2 hereto as well as a new Consent of Independent Registered Public Accounting Firm, filed as exhibit 23.1.

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

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference. Reference is also made to the quarterly results of operations on page 48 of the Original Form 10-K, which quarterly results of operations are incorporated herein by reference.

1

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Certificate of Incorporation (1)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (5)

4	Form of Common Stock Certificate (6)

4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4(c)	Amendment No. 1 to Rights Agreement (7)

4.6	Form of Indenture (8)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (9)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (10)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (11)

10.8*	401(k) Profit Sharing Plan (12)

10.17*	Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; and as of May 22, 2012 with Bret Sewell (1)

10.24(a)*	2010 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.25*	2010 Employee Stock Purchase Plan (14)

10.26*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (16)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Agreement entered into by Richard A. Bergman as of October 4, 2011 (18)

10.29*	Severance Policy for Principal Executive Officers (18)

10.30	Agreement of Purchase and Sale and Escrow Instructions dated as of June 25, 2012 between McKay Henry, LLC and the registrant (19)

10.30(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of July 2, 2012 between McKay Henry, LLC and the registrant (19)

21	List of Subsidiaries (19)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

2

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 21, 2002.
(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(6)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC on November 21, 2008 and declared effective May 7, 2009.
(9)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(11)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(12)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.
(13)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 4, 2012.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
(19)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 27, 2012.
*	Indicates a contract with management or compensatory plan or arrangement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date September 21, 2012	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

4

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

Net revenue within geographic areas based on our customers’ locations for fiscal 2012, 2011, and 2010 consisted of the following (in thousands):

	2012	2011	2010
China	$353,522	$399,798	$389,499
Japan	65,129	65,548	35,838
Taiwan	60,980	76,631	56,096
Korea	35,046	24,523	32,496
United States	5,179	6,314	430
Other	28,372	25,724	531

	$548,228	$598,538	$514,890

Long-lived assets within geographic areas as of the end of fiscal 2012 and 2011 consisted of the following (in thousands):

	2012	2011
United States	$32,673	$19,730
Asia/Pacific	5,030	6,492

	$37,703	$26,222

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