Form 10-Q
period 2012-09-29
SYNAPTICS INC
filed 2012-11-02
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Number of shares of Common Stock outstanding at October 26, 2012: 32,941,262

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	June 30,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$312,889	$305,005
Accounts receivable, net of allowances of $567 at September 30, 2012 and June 30, 2012	98,040	104,140
Inventories	31,236	31,667
Prepaid expenses and other current assets	5,945	5,365

Total current assets	448,110	446,177
Property and equipment at cost, net of accumulated depreciation of $35,635 and $33,129 at September 30, 2012 and June 30, 2012, respectively	39,079	24,903
Goodwill	20,695	18,995
Purchased intangibles	13,895	12,800
Non-current investments	14,454	15,321
Other assets .	22,964	23,309

	$559,197	$541,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,735	$55,220
Accrued compensation	11,671	12,642
Income taxes payable	12,955	11,221
Other accrued liabilities	34,997	26,515

Total current liabilities	110,358	105,598

Notes payable	2,305	2,305
Other liabilities	37,545	36,812

Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 48,809,102 and 48,680,348 shares issued, and 32,939,869 and 32,896,256 shares outstanding, at September 30, 2012 and June 30, 2012, respectively	49	49
Additional paid-in capital	479,136	471,569
Treasury stock: 15,869,233 and 15,784,092 common treasury shares at September 30, 2012 and June 30, 2012, respectively, at cost	(416,439)	(413,885)
Accumulated other comprehensive income	3,131	1,998
Retained earnings	343,112	337,059

Total stockholders' equity	408,989	396,790

	$559,197	$541,505

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net revenue	$127,041	$133,446
Cost of revenue	66,471	72,186

Gross margin	60,570	61,260

Operating expenses:
Research and development	32,802	28,226
Selling, general, and administrative	18,908	16,709
Acquired intangibles amortization	240	—
Change in contingent consideration	287	—

Total operating expenses	52,237	44,935

Operating income	8,333	16,325
Interest income	218	200
Interest expense	(4)	(4)
Impairment recovery on investments, net	—	20

Income before provision for income taxes	8,547	16,541
Provision for income taxes	2,494	3,526

Net income	$6,053	$13,015

Net income per share:
Basic	$0.18	$0.40

Diluted .	$0.18	$0.39

Shares used in computing net income per share:
Basic	32,941	32,875

Diluted	34,014	33,777

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net income	$6,053	$13,015
Other comprehensive income, net of tax:
Change in unrealized net gain (loss) on investments	1,133	(1,891)

Comprehensive income	$7,186	$11,124

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$6,053	$13,015
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	8,467	8,166
Depreciation and amortization	2,462	2,868
Acquired intangibles amortization	240	—
Change in contingent consideration	287	—
Deferred taxes	(1,369)	(1,416)
Impairment of property and equipment	—	599
Impairment recovery on investments, net	—	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	6,100	(1,531)
Inventories	1,840	55
Prepaid expenses and other current assets	(580)	(1,453)
Other assets	908	686
Accounts payable	(4,485)	1,539
Accrued compensation	(971)	(1,921)
Income taxes payable	2,184	4,746
Other accrued liabilities	8,478	5,724

Net cash provided by operating activities	29,614	31,057

Cash flows from investing activities
Proceeds from sales and maturities of non-current investments	2,000	200
Acquisition of business, net of cash acquired	(5,000)	—
Purchases of property and equipment	(16,082)	(3,643)

Net cash used in investing activities	(19,082)	(3,443)

Cash flows from financing activities
Purchases of treasury stock	(2,554)	(33,524)
Proceeds from issuance of shares	718	740
Payroll taxes for deferred stock units	(812)	(626)

Net cash used in financing activities	(2,648)	(33,410)

Net increase (decrease) in cash and cash equivalents	7,884	(5,796)
Cash and cash equivalents at beginning of period	305,005	247,153

Cash and cash equivalents at end of period	$312,889	$241,357

Supplemental disclosures of cash flow information

Cash paid for income taxes	$1,683	$192

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2013 is a 52-week period ending on June 29, 2013. Our fiscal 2012 was the 53-week period ended on June 30, 2012. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended September 29, 2012 and September 24, 2011. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, contingent consideration, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income	$6,053	$13,015

Denominator:
Shares, basic	32,941	32,875
Effect of dilutive share-based awards	1,073	902

Shares, diluted	34,014	33,777

Net income per share:
Basic	$0.18	$0.40

Diluted	$0.18	$0.39

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

Dilutive net income per share amounts do not include the weighted average effect of 3,990,394 and 5,644,956 share-based awards that were outstanding during the three months ended September 30, 2012 and 2011, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	September 30, 2012		June 30, 2012
	Level 1	Level 3	Level 1	Level 3
Assets
Money market	$308,753	$—	$301,451	$—
Auction rate securities	—	14,454	—	15,321

Total available-for-sale securities	$308,753	$14,454	$301,451	$15,321

Liabilities
Contingent consideration liability recorded for business combination	$—	$12,187	$—	$11,900

Money market balances are included in cash and cash equivalents as of September 30, 2012 and June 30, 2012. Auction rate securities, or ARS investments, are included in non-current investments in our condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012.

Changes in fair value of our Level 3 financial assets were as follows (in thousands):

Balance as of June 30, 2012	$15,321
Net unrealized gain	1,133
Redemptions	(2,000)

Balance as of September 30, 2012	$14,454

Changes in fair value of the contingent consideration measured using significant unobservable inputs (Level 3) as of September 30, 2012 were as follows (in thousands):

Balance as of June 30, 2012	$11,900
Change in contingent consideration	287

Balance as of September 30, 2012	$12,187

There were no transfers in or out of our Level 1 or 3 assets or liabilities during the three months ended September 30, 2012.

The fair values of our cash equivalents, accounts receivable, and accounts payable approximate their carrying values because of the short-term nature of those instruments. The fair value of our notes payable approximates their carrying value.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended September 30, 2012, $2.0 million of our ARS investments were redeemed at par.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of September 30, 2012 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $10.0 million maturing from calendar years 2015 to 2017 and $4.5 million maturing from calendar years 2041 to 2045. Of our ARS investments, $6.9 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of September 30, 2012, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$4,850	$(179)	$4,671	$(178)	$4,493
Credit linked notes	13,500	(8,765)	4,735	3,344	8,079
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(35)	1,882

Total ARS	$25,350	$(14,027)	$11,323	$3,131	$14,454

The various types of ARS investments we held as of June 30, 2012, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$6,850	$(179)	$6,671	$(231)	$6,440
Credit linked notes	13,500	(8,765)	4,735	2,276	7,011
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(47)	1,870

Total ARS	$27,350	$(14,027)	$13,323	$1,998	$15,321

The ARS investments in each of the above tables with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before the recovery of the amortized cost basis. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$24,710	$26,957
Finished goods	6,526	4,710

	$31,236	$31,667

7. Other Accrued Liabilities

As of September 30, 2012 and June 30, 2012, other accrued liabilities consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Customer obligations	$17,371	$13,076
Inventory obligations	5,636	5,680
Other	11,990	7,759

	$34,997	$26,515

8. Product Warranties, Indemnifications, Contingencies, and Commitments

Product Warranties

We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time we recognize revenue. Factors that affect our warranty liability include historical and anticipated rates of warranty claims, materials usage, rework, and delivery costs. However, we assess the adequacy of our warranty obligations each reporting period and adjust the accrued warranty liability on the basis of our estimates.

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

Building Purchase

In June 2012, we entered into a purchase and sale agreement to acquire a new headquarters office complex in San Jose, California, consisting of three office buildings of approximately 151,247 square feet of space and approximately 7.84 acres of land for $12.1 million, exclusive of adjustments and closing costs. In July 2012, we entered into an amendment to the purchase and sale agreement, which modified the purchase price to approximately $11.9 million, and we subsequently closed the purchase transaction. During fiscal 2013, we anticipate consolidating our Santa Clara workforce into the new location upon completion of renovations and improvements. See note 15 for a discussion of the sale of our existing facility.

9. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our consolidated statements of income were as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Cost of revenue	$243	$315
Research and development	3,911	3,541
Selling, general, and administrative	4,313	4,310

Total	$8,467	$8,166

Income tax benefit on share-based compensation	$2,218	$2,015

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of September 30, 2012, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock Option Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2012	7,339,024	$25.34
Granted	82,275	29.02
Exercised	(58,942)	12.18
Forfeited	(271,652)	29.32

Balance at September 30, 2012	7,090,705	25.34	$12,990

Exercisable at September 30, 2012	5,133,723	$24.42	$12,566

The aggregate intrinsic value was determined using the closing price of our common stock on September 28, 2012 of $24.02, and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

	DSU Awards Outstanding	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2012	1,009,336
Granted	120,919
Delivered	(100,473)
Forfeited	(25,307)

Balance at September 30, 2012	1,004,475	$24,127

The aggregate intrinsic value was determined using the closing price of our common stock on September 28, 2012 of $24.02.

Of the shares delivered, 30,661 shares valued at $812,000 were withheld to meet statutory minimum tax withholding requirements.

10. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, foreign, or state taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $2.5 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, represented estimated U.S. federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2012 was 29.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and an increase to the liability for uncertain tax positions. The effective tax rate for the three months ended September 30, 2011 was 21.3% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.2 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2012 and 2011 would have been 27.7% and 22.4%, respectively.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $648,000 during the three months ended September 30, 2012 to $23.7 million from $23.1 million at June 30, 2012 and is included in other liabilities in our condensed consolidated balance sheets. The liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The increase was primarily related to a current fiscal year tax position. The balance of interest and penalties accrued related to unrecognized tax benefits as of September 30, 2012 was $2.6 million and increased by $155,000 from June 30, 2012. Our policy is to classify interest and penalties, if any, as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In October 2012, we received the final examination report with a total proposed tax deficiency of $2.0 million over the examination periods, excluding interest and penalties. We filed a protest in October 2012 and contested the proposed adjustments through the appeals process. While we believe our unrecognized tax benefits associated with the years and issues under appeal are adequate, we can make no assurances that an appeals settlement, if any, will not exceed our accrued unrecognized tax benefits.

We anticipate the appeals process will extend into our fiscal 2014 year and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

11. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and mobile product market. The PC market accounted for 49% and 52% of net revenue for the three months ended September 30, 2012 and 2011, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
China	$84,910	$89,938
Taiwan	15,892	13,581
Japan	13,781	13,679
Korea	6,372	8,323
Other	6,086	7,925

	$127,041	$133,446

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended September 30,
	2012	2011
Customer A	*	13%

*	Less than 10%

We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	September 30, 2012	June 30, 2012
Customer A	14%	14%
Customer B	12%	12%

12. Comprehensive Income

Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income. We recognize foreign currency remeasurement adjustments in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

13. Acquisitions

Pacinian

On June 13, 2012, we acquired 100% of the outstanding common shares and voting interest of Pacinian. This acquisition has been accounted for as a business combination. The results of Pacinian’s operations have been included in our consolidated financial statements since the acquisition date. Pacinian was a development stage company, which developed an innovative thin keyboard design using its ThinTouch technology to achieve a full keyboard solution that is 40% thinner than traditional keyboard solutions. By combining our TouchPad technology with the ThinTouch technology, we plan to deliver a complete keyboard solution targeted for the next generation of thin and light notebook PC form factors, such as ultrabooks.

The acquisition date fair value of the consideration transferred totaled $26.9 million, which consisted of the following (in thousands):

Cash	$15,016
Contingent consideration	11,900

$26,916

The contingent consideration arrangement requires us to pay $5.0 million of additional consideration to Pacinian’s former stockholders, due upon customer acceptance of a ThinTouch product, and up to $10.0 million of additional consideration to Pacinian’s former stockholders, at a certain rate for each unit shipped utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration arrangement as of the acquisition date was $11.9 million. We estimated the fair value of the contingent consideration for both customer acceptance and for unit shipments using a probability weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. The key assumptions in applying the probability weighted discounted cash flow model for the $5.0 million additional consideration due upon customer acceptance was a 5.1% discount rate under five equally weighted cash flow scenarios. The key assumptions in applying the probability-weighted discounted cash flow model for the $10.0 million additional consideration based on unit shipments was a 12.4% discount rate under five equally weighted cash flow scenarios. The contingent consideration is being remeasured to fair value each reporting period. As of September 30, 2012, the estimated fair value of the contingent consideration was $12.2 million, which was included in other liabilities in our condensed consolidated balance sheets, and the change in fair value was included in our condensed consolidated statements of income as change in contingent consideration.

We operate in one segment; therefore, the goodwill applies to a company-wide reporting unit. None of the goodwill and intangible assets are expected to be deductible for income tax purposes.

We recognized approximately $200,000 of acquisition-related costs that were expensed in fiscal 2012. These costs were included in our consolidated statements of income as selling, general, and administrative expenses.

Video Display Operation of Integrated Device Technology

On August 1, 2012, we acquired inventory, fixed assets, and intangible assets of the Video Display Operation, or VDO, of Integrated Device Technology, Inc., or IDT, including a worldwide non-exclusive, irrevocable, non-transferable, royalty-free paid up license, for $5.0 million. This acquisition was effected to enhance our technology portfolio with a primary focus on the emerging large touchscreen market for notebooks, ultrabooks, and tablets. This acquisition has been accounted for as a business combination. The results of VDO’s operations have been included in our consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date (in thousands):

Inventory	$1,409
Test equipment	556
Intangible assets	1,335
Goodwill	1,700

Net assets acquired	$5,000

We operate in one segment; therefore, the goodwill applies to a company-wide reporting unit. All of the goodwill and intangible assets are expected to be deductible for income tax purposes.

We recognized approximately $100,000 of acquisition-related costs that were expensed in fiscal 2013. These costs were included in our consolidated statements of income as selling, general, and administrative expenses.

The amounts of revenue and earnings of VDO included in our consolidated statements of income from the acquisition date to the period ended September 30, 2012, were immaterial. Pro forma consolidated statements of income as if VDO had been included for the three months ended September 30, 2012 and the entire year ended June 30, 2012, are not materially different than those reported.

Prior to the acquisition, we did not have a preexisting relationship with IDT.

14. Purchased Intangibles

The following table summarizes the life, the gross carrying value of our purchased intangible assets, and the related accumulated amortization as of September 30, 2012 and June 30, 2012 (in thousands):

	Life	September 30, 2012	June 30, 2012
In-process research and development	To be determined	$8,900	$8,900
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	—
Patents	5 years	100	100

		14,135	12,800
Accumulated amortization		(240)	—

Purchased intangibles, net		$13,895	$12,800

Amortization of the intangibles commenced in fiscal 2013. The total amortization expense for the intangible assets was $240,000 for the three months ended September 30, 2012. This amortization expense was included in our condensed consolidated statements of income as acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense as of September 30, 2012 (in thousands):

Remainder of 2013	$785
2014	1,047
2015	1,047
2016	1,047
2017	1,047
2018	22
To be determined	8,900

Future amortization	$13,895

15. Subsequent Event

On October 24, 2012, we entered into a purchase and sale agreement to sell our existing corporate headquarters, including an office building containing approximately 76,522 square feet of space located on approximately 2.59 acres of land, for approximately $14.2 million, exclusive of adjustments and closing costs. The sale of the property is subject to various conditions and termination rights, including a due diligence inspection period for the buyer. Assuming that the buyer completes a satisfactory due diligence inspection of the property and certain other conditions are satisfied, we anticipate that the closing of the property sale transaction will take place in late December 2012 or early calendar year 2013. At the closing, we intend to enter into a lease agreement with the buyer, pursuant to which we will become a tenant at the property through May 31, 2013, unless we exercise our right to terminate the lease prior to such date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes in Item 1 and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the PC and mobile product markets; competitive factors in the PC and mobile product markets; revenue from the PC and mobile product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; new product solution introductions; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs; and our expectations regarding the timing of the conclusion of an ongoing appeal of a tax audit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including particularly Item 1A—Risk Factors.

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

Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, primarily reflecting incremental staffing and related support costs associated with our business acquisitions, increased business levels, growth in our existing markets, and penetration into new markets.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2012 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Results of Operations

Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
PC applications	$62,425	$68,831	$(6,406)	(9.3%)
Mobile product applications	64,616	64,615	1	0.0%

Net revenue	127,041	133,446	(6,405)	(4.8%)

Gross margin	60,570	61,260	(690)	(1.1%)

Operating expenses:
Research and development	32,802	28,226	4,576	16.2%
Selling, general, and administrative	18,908	16,709	2,199	13.2%
Amortization of acquired intangibles	240	—	240	n/m (1)
Change in contingent consideration	287	—	287	n/m (1)

Operating income	8,333	16,325	(7,992)	(49.0%)

Interest income	218	200	18	9.0%
Interest expense	(4)	(4)	—	0.0%
Impairment recovery on investments, net	—	20	(20)	(100.0%)

Income before provision for income taxes	8,547	16,541	(7,994)	(48.3%)
Provision for income taxes	2,494	3,526	(1,032)	(29.3%)

Net income	$6,053	$13,015	$(6,962)	(53.5%)

(1)	not meaningful

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended September 30,		Percentage Point Increase/ (Decrease)
	2012	2011
PC applications	49.1%	51.6%	(2.5%)
Mobile product applications	50.9%	48.4%	2.5%

Net revenue	100.0%	100.0%

Gross margin	47.7%	45.9%	1.8%

Operating expenses:
Research and development	25.8%	21.2%	4.6%
Selling, general, and administrative	14.9%	12.5%	2.4%
Amortization of acquired intangibles	0.2%	—	n/m (1)
Change in contingent consideration	0.2%	—	n/m (1)

Operating income	6.6%	12.2%	(5.6%)

Income before provision for income taxes	6.7%	12.4%	(5.7%)

Provision for income taxes	2.0%	2.6%	(0.6%)

Net income	4.8%	9.8%	(5.0%)

(1)	not meaningful

Net Revenue.

Net revenue was $127.0 million for the quarter ended September 30, 2012 compared with $133.4 million for the quarter ended September 30, 2011, a decrease of $6.4 million, or 4.8%. Of our first quarter fiscal 2013 net revenue, $62.4 million, or 49.1%, was from PC applications and $64.6 million, or 50.9%, was from mobile product applications. The decrease in net revenue for the quarter ended September 30, 2012 was attributable to a decrease in net revenue from PC applications. Net revenue from PC applications decreased primarily as a result of lower unit sales in the quarter.

Based on industry estimates of unit shipments, the notebook market is anticipated to increase approximately 10% and the mobile smartphone market is anticipated to increase approximately 26% in calendar year 2013 compared with calendar year 2012.

Gross Margin.

Gross margin as a percentage of net revenue was 47.7%, or $60.6 million, for the quarter ended September 30, 2012 compared with 45.9%, or $61.3 million, for the quarter ended September 30, 2011. The 180 basis point improvement in gross margin was primarily attributable to favorable mix of higher margin mobile product application revenue driven in part by the continued shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $4.6 million to $32.8 million for the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011. The increase in research and development expenses primarily reflected a $2.9 million increase in employee-related costs, which included our annual merit increase and additional headcount associated with our recent acquisitions, a $555,000 increase in infrastructure related costs, and a $528,000 increase in temporary employee expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.2 million to $18.9 million for the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011. The increase in selling, general, and administrative expenses primarily reflected a $1.0 million increase in employee-related costs, which included our annual merit increase and additional headcount associated with our recent acquisitions, a $504,000 increase in support costs, as well as severance costs related to a separation agreement with a former executive vice president.

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, foreign, or state taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $2.5 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, represented estimated U.S. federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2012 was 29.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and an increase to the liability for uncertain tax positions. The effective tax rate for the three months ended September 30, 2011 was 21.3% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.2 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended September 30, 2012 and 2011 would have been 27.7% and 22.4%, respectively.

In May 2011, we were notified by the Internal Revenue Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In October 2012, we received the final examination report with a total proposed tax deficiency of $2.0 million over the examination periods, excluding interest and penalties. We filed a protest in October 2012 and contested the proposed adjustments through the appeals process. While we believe our unrecognized tax benefits associated with the years and issues under appeal are adequate, we can make no assurances that an appeals settlement, if any, will not exceed our accrued unrecognized tax benefits.

We anticipate the appeals process will extend into our fiscal 2014 and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Liquidity and Capital Resources

Our cash and cash equivalents were $312.9 million as of September 30, 2012 compared with $305.0 million as of June 30, 2012, an increase of $7.9 million. The increase reflects the combination of $29.6 million provided from operating cash flows and $2.0 million of proceeds from the sales and maturities of non-current investments, partially offset by $16.1 million used for the purchase of property and equipment, $5.0 million used for the acquisition of a business, and $2.6 million used to repurchase 85,141 shares of our common stock. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2012, $273.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2012 generated net cash of $29.6 million compared with $31.1 million of net cash generated during the three months ended September 30, 2011. The net change in operating assets and liabilities was primarily attributable to net income of $6.0 million plus adjustments for non-cash charges of $10.1 million, and a $13.5 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $6.1 million decrease in accounts receivable, an $8.5 million increase in other accrued liabilities, partially offset by a $4.5 million decrease in accounts payable. Our days sales outstanding increased from 68 to 69 days from June 30, 2012 to September 30, 2012, and our annual inventory turns remained unchanged at 9.

Cash Flows from Investing Activities. Our investing activities primarily relate to purchases of property and equipment. Investing activities during the three months ended September 30, 2012 used net cash of $19.1 million compared with $3.4 million during the three months ended September 30, 2011. During the three months ended September 30, 2012, net cash used in investing activities consisted of $16.1 million used for the purchase of property and equipment (which included $11.9 million for the purchase of buildings and land), $5.0 million used for the acquisition of a business, partially offset by proceeds of $2.0 million from the sale and redemption of non-current investments.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2012 was $2.6 million compared with $33.4 million for the three months ended September 30, 2011. Net cash used in financing activities for the three months ended September 30, 2012 included $2.6 million used to repurchase 85,141 shares of our common stock.

Common Stock Repurchase Program. In October 2011, our Board of Directors approved an additional $100.0 million for our stock repurchase program, expiring in October 2013, bringing the cumulative authorization to $520.0 million. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2012, we purchased 15,869,233 shares of our common stock in the open market for an aggregate cost of $416.4 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. As of September 30, 2012, we had $103.6 million remaining under our common stock repurchase program.

Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of September 30, 2012.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Our non-current investments consist of ARS investments, which have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. Further, we do not anticipate the need to remit any undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments were presented as of June 30, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no material changes in those obligations during the first three months of fiscal 2013.

We have unrecognized tax benefits of $23.7 million. We were previously under audit by a tax agency and we received the final examination report in October 2012. In response to the final examination report, we filed a protest in October 2012 and contested the proposed adjustments through the appeals process. While we believe our unrecognized tax benefits associated with the years and issues under appeal are adequate, we can make no assurances that an appeals settlement, if any, will not exceed our accrued unrecognized tax benefits. We anticipate the appeals process will extend into our fiscal 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the interest rate and foreign currency exchange risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $520.0 million. The remaining amount authorized for the repurchase of our common stock through October 2013 is $103.6 million. Repurchases under our common stock repurchase program during the three-month period ended September 30, 2012 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program (1)	Program
July 1, 2012 - July 28, 2012	—	$—	—	$106,114,000
July 29, 2012 - August 25, 2012	72,262	29.99	72,262	103,947,000
August 26, 2012 - September 29, 2012	12,879	30.00	12,879	103,561,000

Total	85,141	29.99

(1)	Program announced in April 2005.

ITEM 6.	EXHIBITS

10.31*	Release and Separation Agreement dated September 4, 2012 by and among the registrant and David B. Long

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a contract with management or compensatory plan or arrangement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 2, 2012	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: November 2, 2012	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.31*	Release and Separation Agreement dated September 4, 2012 by and among the registrant and David B. Long

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a contract with management or compensatory plan or arrangement.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.