Form 10-Q
period 2012-12-29
SYNAPTICS INC
filed 2013-02-01
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Number of shares of Common Stock outstanding at January 25, 2013: 32,139,004

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$292,531	$305,005
Accounts receivable, net of allowances of $567 at December 31, 2012 and June 30, 2012	99,052	104,140
Inventories	32,124	31,667
Prepaid expenses and other current assets	5,906	5,365

Total current assets	429,613	446,177
Property and equipment at cost, net of accumulated depreciation of $36,928 and $33,129 at December 31, 2012 and June 30, 2012, respectively	42,193	24,903
Goodwill	20,695	18,995
Purchased intangibles	13,634	12,800
Non-current investments	15,009	15,321
Other assets	23,263	23,309

	$544,407	$541,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,027	$55,220
Accrued compensation	15,542	12,642
Income taxes payable	4,829	11,221
Other accrued liabilities	33,927	26,515

Total current liabilities	107,325	105,598

Notes payable	2,305	2,305
Other liabilities	32,669	36,812

Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 49,039,675 and 48,680,348 shares issued, and 32,015,143 and 32,896,256 shares outstanding, at December 31, 2012 and June 30, 2012, respectively	49	49
Additional paid-in capital	489,162	471,569
Treasury stock: 17,024,532 and 15,784,092 common treasury shares at December 31, 2012 and June 30, 2012, respectively, at cost	(445,165)	(413,885)
Accumulated other comprehensive income	3,836	1,998
Retained earnings	354,226	337,059

Total stockholders’ equity	402,108	396,790

	$544,407	$541,505

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenue	$143,040	$145,470	$270,081	$278,916
Cost of revenue	74,010	76,747	140,481	148,933

Gross margin	69,030	68,723	129,600	129,983

Operating expenses:
Research and development	34,257	29,837	67,059	58,063
Selling, general, and administrative	19,008	17,721	37,916	34,430
Acquired intangibles amortization	261	—	501	—
Change in contingent consideration	576	—	863	—

Total operating expenses	54,102	47,558	106,339	92,493

Operating income	14,928	21,165	23,261	37,490
Interest income	225	251	443	451
Interest expense	(5)	(5)	(9)	(9)
Impairment (loss)/recovery on investments, net	—	(7)	—	13

Income before provision for income taxes	15,148	21,404	23,695	37,945
Provision for income taxes	4,034	4,021	6,528	7,547

Net income	$11,114	$17,383	$17,167	$30,398

Net income per share:
Basic	$0.34	$0.53	$0.52	$0.93

Diluted	$0.33	$0.51	$0.51	$0.89

Shares used in computing net income per share:
Basic	32,478	32,569	32,710	32,717

Diluted	33,313	34,005	33,739	33,972

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$11,114	$17,383	$17,167	$30,398
Other comprehensive income, net of tax:
Change in unrealized net gain/(loss) on investments	705	84	1,838	(1,807)

Comprehensive income	$11,819	$17,467	$19,005	$28,591

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income	$17,167	$30,398
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	16,473	16,666
Depreciation and amortization	4,875	5,533
Acquired intangibles amortization	501	—
Change in contingent consideration	863	—
Deferred taxes	(2,697)	(1,335)
Impairment of property and equipment	136	1,008
Impairment recovery on investments, net	—	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	5,088	7,060
Inventories	952	(373)
Prepaid expenses and other current assets	(541)	(786)
Other assets	1,599	277
Accounts payable	(3,053)	2,917
Accrued compensation	2,900	(313)
Income taxes payable	(6,399)	(2,181)
Other accrued liabilities	7,012	1,369

Net cash provided by operating activities	44,876	60,227

Cash flows from investing activities
Proceeds from sales of non-current investments	2,150	2,160
Acquisition of business, net of cash acquired	(5,000)	—
Purchases of property and equipment	(20,884)	(5,964)

Net cash used in investing activities	(23,734)	(3,804)

Cash flows from financing activities
Payment of contingent consideration	(4,600)	—
Purchases of treasury stock	(31,280)	(33,524)
Proceeds from issuance of shares	3,718	13,895
Payroll taxes for deferred stock units	(1,454)	(1,482)

Net cash used in financing activities	(33,616)	(21,111)

Net (decrease)/increase in cash and cash equivalents	(12,474)	35,312
Cash and cash equivalents at beginning of period	305,005	247,153

Cash and cash equivalents at end of period	$292,531	$282,465

Supplemental disclosures of cash flow information
Cash paid for income taxes	$15,626	$11,251

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2013 is a 52-week period ending on June 29, 2013. Our fiscal 2012 was the 53-week period ended on June 30, 2012. The quarterly fiscal periods presented in this report were a 13-week period for the three months ended December 29, 2012 and a 14-week period for the three months ended December 31, 2011. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator:
Net income	$11,114	$17,383	$17,167	$30,398

Denominator:
Shares, basic	32,478	32,569	32,710	32,717
Effect of dilutive share-based awards	835	1,436	1,029	1,255

Shares, diluted	33,313	34,005	33,739	33,972

Net income per share:
Basic	$0.34	$0.53	$0.52	$0.93

Diluted	$0.33	$0.51	$0.51	$0.89

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, market stock units, or MSUs, and convertible notes.

Dilutive net income per share amounts do not include the weighted average effect of 5,005,736 and 4,076,726 share-based awards that were outstanding during the three months ended December 31, 2012 and 2011, respectively, and 4,037,666 and 4,076,777 share-based awards that were outstanding during the six months ended December 31, 2012 and 2011, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	December 31,		June 30,
	2012		2012
	Level 1	Level 3	Level 1	Level 3
Assets
Money market	$288,952	$—	$301,451	$—
Auction rate securities	—	15,009	—	15,321

Total available-for-sale securities	$288,952	$15,009	$301,451	$15,321

Liabilities
Contingent consideration liability recorded for business combination	$—	$7,763	$—	$11,900

In our condensed consolidated balance sheets as of December 31, 2012 and June 30, 2012, money market balances are included in cash and cash equivalents, auction rate securities, or ARS investments, are included in non-current investments, and contingent consideration liability recorded for business combination is included in other liabilities.

Changes in fair value of our Level 3 financial assets as of December 31, 2012 were as follows (in thousands):

Balance as of June 30, 2012	$15,321
Net unrealized gain	1,838
Redemptions	(2,150)

Balance as of December 31, 2012	$15,009

Changes in fair value of contingent consideration measured using significant unobservable inputs (Level 3) as of December 31, 2012 were as follows (in thousands):

Balance as of June 30, 2012	$11,900
Payment of contingent consideration	(5,000)
Change in contingent consideration	863

Balance as of December 31, 2012	$7,763

In our condensed consolidated statements of cash flows for the period ended December 31, 2012, $4.6 million of the payment of contingent consideration was classified as cash flows from financing activities and $400,000 was classified as cash flows from operating activities.

There were no transfers in or out of our Level 1 or 3 assets or liabilities during the six months ended December 31, 2012.

The fair values of our cash equivalents, accounts receivable, and accounts payable approximate their carrying values because of the short-term nature of those instruments. The fair value of our notes payable approximates their carrying value.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and six months ended December 31, 2012, $150,000 and $2.2 million, respectively, of our ARS investments were redeemed at par.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of December 31, 2012 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $10.6 million maturing from calendar years 2015 to 2017 and $4.4 million maturing from calendar years 2041 to 2045. Of our ARS investments, $6.7 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of December 31, 2012, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$4,700	$(179)	$4,521	$(161)	$4,360
Credit linked notes	13,500	(8,765)	4,735	4,024	8,759
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(27)	1,890

Total ARS	$25,200	$(14,027)	$11,173	$3,836	$15,009

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2012	2012
Raw materials	$24,960	$26,957
Finished goods	7,164	4,710

	$32,124	$31,667

7. Other Accrued Liabilities

As of December 31, 2012 and June 30, 2012, other accrued liabilities consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Customer obligations	$17,633	$13,076
Inventory obligations	6,430	5,680
Other	9,864	7,759

	$33,927	$26,515

8. Product Warranties, Indemnifications, and Contingencies

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

9. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of revenue	$198	$275	$441	$590
Research and development	3,879	3,899	7,790	7,440
Selling, general, and administrative	3,929	4,326	8,242	8,636

Total	$8,006	$8,500	$16,473	$16,666

Income tax benefit on share-based compensation	$2,179	$2,865	$4,397	$4,880

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of December 31, 2012, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock Option Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2012	7,339,024	$25.34
Granted	252,246	25.46
Exercised	(62,151)	12.36
Forfeited	(319,903)	29.39

Balance at December 31, 2012	7,209,216	25.28	$36,753

Exercisable at December 31, 2012	5,345,222	$24.50	$31,259

The aggregate intrinsic value was determined using the closing price of our common stock on December 28, 2012 of $29.58, and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

	DSU Awards Outstanding	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2012	1,009,336
Granted	424,700
Delivered	(212,032)
Forfeited	(49,807)

Balance at December 31, 2012	1,172,197	$34,674

The aggregate intrinsic value was determined using the closing price of our common stock on December 28, 2012 of $29.58.

Of the shares delivered, 58,325 shares valued at $1.5 million were withheld to meet statutory minimum tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards, which are a type of DSU award, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement. We began granting MSUs in November 2012.

In November 2012, we granted MSUs to our executive officers, which were designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the Philadelphia Semiconductor Index, or SOX Index. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SOX Index TSR performance using the following formula:

(100% + ([Synaptics TSR - SOX Index TSR] x 2))

Delivery of shares earned, if any, will take place on the dates provided in the MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable performance period. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net quantity of shares. Until delivery of shares, the grantee has no rights as a stockholder.

During the three months ended December 31, 2012, we granted 74,000 MSUs and there were no shares under our MSU awards delivered or forfeited. We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period. The weighted average grant date fair value for the MSUs granted was $25.82. The unrecognized share-based compensation cost for MSUs granted was approximately $1.8 million as of December 31, 2012, which will be recognized over approximately 2.9 years. As of December 31, 2012, the aggregate intrinsic value of the MSUs was $2.2 million, which was determined using the closing price of our common stock on December 28, 2012 of $29.58.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six-month period ended December 31, 2012 were as follows (in thousands, except for shares purchased and weighted average price):

Shares purchased	143,469
Weighted average purchase price	$20.56
Cash received	$2,950
Aggregate intrinsic value	$521

10. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $4.0 million for each of the three months ended December 31, 2012 and 2011 represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2012 was 26.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the release of unrecognized tax benefits, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and a net decrease to the liability for uncertain tax positions. The effective tax rate for the three months ended December 31, 2011 was 18.8% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The provision for income taxes for the three months ended December 31, 2012 included a release of unrecognized tax benefits of $920,000 for the lapse of a statute that should have been recorded in the third quarter of fiscal 2012. The impact of this adjustment was not material to the consolidated financial statements for fiscal 2012 or to the estimated consolidated financial statements for fiscal 2013.

The provision for income taxes of $6.5 million and $7.5 million for the six months ended December 31, 2012 and 2011, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2012 was 27.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the release of unrecognized tax benefits, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and a net decrease to the liability for uncertain tax positions. The effective tax rate for the six months ended December 31, 2011 was 19.9% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.2 million and $2.9 million for the three months ended December 31, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2012 and 2011 would have been 26.8% and 23.0%, respectively.

Tax benefit associated with share-based compensation was $4.4 million and $4.9 million for the six months ended December 31, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2012 and 2011 would have been 27.2% and 22.8%, respectively.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits decreased $87,000 during the six months ended December 31, 2012 to $23.0 million from $23.1 million at June 30, 2012 and is included in other liabilities on our condensed consolidated balance sheets. The liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The decrease was primarily due to a lapse of an applicable statute that impacted prior fiscal year tax positions, which was partially offset by increases related to current fiscal year tax positions. The balance of interest and penalties accrued related to unrecognized tax benefits as of December 31, 2012 was $2.4 million and increased by $25,000 from June 30, 2012. We classify interest and penalties, if any, as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In October 2012, we received a final examination report with a total proposed tax deficiency of $2.0 million over the examination periods, excluding interest and penalties. We filed a protest in October 2012 to contest the proposed adjustments through the appeals process. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.

Currently we anticipate resolving our protest with the Service during our fiscal 2013; otherwise, the appeal process will likely extend into our fiscal 2014 and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013 President Barack Obama signed into law The American Taxpayer Relief Act of 2012, or the Act. The Act extends the federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will recognize approximately $2.5 million of tax benefits in our third fiscal quarter, the financial period that includes the enactment date.

Our major tax jurisdictions are the United States and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

11. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the personal computing, or PC, market and mobile product market. The PC market accounted for 43% and 46% of net revenue for the three months ended December 30, 2012 and 2011, respectively, and 46% and 49% of net revenue for the six months ended December 31, 2012 and 2011, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
China	$95,385	$93,835	$180,295	$183,773
Taiwan	20,690	17,316	36,581	30,898
Japan	13,906	16,027	27,687	29,706
Korea	6,490	12,314	12,862	20,637
Other	6,569	5,978	12,656	13,902

	$143,040	$145,470	$270,081	$278,916

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Customer A	*	15%	*	14%

*	Less than 10%

We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	December 31, 2012	June 30, 2012
Customer A	15%	14%
Customer B	12%	12%

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

13. Purchased Intangibles

The following table summarizes the life, the gross carrying value of our purchased intangible assets, and the related accumulated amortization as of December 31, 2012 and June 30, 2012 (in thousands):

	Life	December 31, 2012	June 30, 2012
In-process research and development	To be determined	$8,900	$8,900
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	—
Patents	5 years	100	100

		14,135	12,800
Accumulated amortization		(501)	—

Purchased intangibles, net		$13,634	$12,800

Amortization of the intangibles commenced in fiscal 2013. The total amortization expense for the intangible assets was $261,000 and $501,000 for the three and six months ended December 31, 2012. This amortization expense was included in our condensed consolidated statements of income as acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense as of December 31, 2012 (in thousands):

Remainder of 2013	$524
2014	1,047
2015	1,047
2016	1,047
2017	1,047
2018	22
To be determined	8,900

Future amortization	$13,634

14. Building and Land Sale

On October 24, 2012, we entered into a purchase and sale agreement to sell our existing corporate headquarters, including an office building containing approximately 76,522 square feet of space located on approximately 2.59 acres of land. In January 2013, we entered into an amendment to the purchase and sale agreement to reduce the purchase price to approximately $12.6 million, exclusive of adjustments and closing costs. The sale of the property is subject to various conditions and termination rights, including a due diligence inspection period for the buyer. Assuming that the buyer completes a satisfactory due diligence inspection of the property and certain other conditions are satisfied, we anticipate that the closing of the property sale transaction will take place late in our third quarter or early in our fourth quarter of fiscal 2013. At the closing, we intend to enter into a lease agreement with the buyer through May 31, 2013, unless we exercise our right to extend or terminate the lease prior to such date. We continue to utilize this building and therefore classify it as held for use. We anticipate moving into our new company headquarters in the fourth quarter of fiscal 2013.

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

In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the PC and mobile product markets; competitive factors in the PC and mobile product markets; revenue from the PC and mobile product markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; new product solution introductions; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs; our expectations regarding the timing of the conclusion of an ongoing appeal of a tax audit; and our expectations regarding tax benefits for the federal research credit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party wafer manufacturers to supply wafers and two third-party packaging manufacturer to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, yield losses, and any inventory provisions or write-downs to cost of revenue.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2012 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Results of Operations

Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
PC product applications	$61,451	$67,067	$(5,616)	(8.4%)	$123,876	$135,898	$(12,022)	(8.8%)
Mobile product applications	81,589	78,403	3,186	4.1%	146,205	143,018	3,187	2.2%

Net revenue	143,040	145,470	(2,430)	(1.7%)	270,081	278,916	(8,835)	(3.2%)

Gross margin	69,030	68,723	307	0.4%	129,600	129,983	(383)	(0.3%)

Operating expenses:
Research and development	34,257	29,837	4,420	14.8%	67,059	58,063	8,996	15.5%
Selling, general, and administrative	19,008	17,721	1,287	7.3%	37,916	34,430	3,486	10.1%
Amortization of acquired intangibles	261	—	261	n/m (1)	501	—	501	n/m (1)
Change in contingent consideration	576	—	576	n/m (1)	863	—	863	n/m (1)

Operating income	14,928	21,165	(6,237)	(29.5%)	23,261	37,490	(14,229)	(38.0%)

Interest income	225	251	(26)	(10.4%)	443	451	(8)	(1.8%)
Interest expense	(5)	(5)	—	0.0%	(9)	(9)	—	—
Impairment (loss)/recovery on investments, net	—	(7)	7	(100.0%)	—	13	(13)	(100.0%)

Income before provision for income taxes	15,148	21,404	(6,256)	(29.2%)	23,695	37,945	(14,250)	(37.6%)
Provision for income taxes	4,034	4,021	13	0.3%	6,528	7,547	(1,019)	(13.5%)

Net income	$11,114	$17,383	$(6,269)	(36.1%)	$17,167	$30,398	$(13,231)	(43.5%)

(1)	not meaningful

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

			Percentage			Percentage
	Three Months Ended		Point	Six Months Ended		Point
	December 31,		Increase/	December 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
PC product applications	43.0%	46.1%	(3.1%)	45.9%	48.7%	(2.8%)
Mobile product applications	57.0%	53.9%	3.1%	54.1%	51.3%	2.8%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	48.3%	47.2%	1.1%	48.0%	46.6%	1.4%

Operating expenses:
Research and development	23.9%	20.5%	3.4%	24.8%	20.8%	4.0%
Selling, general, and administrative	13.3%	12.2%	1.1%	14.0%	12.3%	1.7%
Amortization of acquired intangibles	0.2%	—	n/m (1)	0.2%	—	n/m (1)
Change in contingent consideration	0.4%	—	n/m (1)	0.3%	—	n/m (1)

Operating income	10.4%	14.5%	(4.1%)	8.6%	13.4%	(4.8%)

Income before provision for income taxes	10.6%	14.7%	(4.1%)	8.8%	13.6%	(4.8%)

Provision for income taxes	2.8%	2.8%	0.0%	2.4%	2.7%	(0.3%)

Net income	7.8%	11.9%	(4.1%)	6.4%	10.9%	(4.5%)

(1)	not meaningful

Net Revenue.

Net revenue was $143.0 million for the quarter ended December 31, 2012 compared with $145.5 million for the quarter ended December 31, 2011, a decrease of $2.5 million, or 1.7%. Of our second quarter fiscal 2013 net revenue, $61.4 million, or 43.0%, was from PC product applications and $81.6 million, or 57.0%, was from mobile product applications. The decrease in net revenue for the quarter ended December 31, 2012 was attributable to a decrease in net revenue from PC product applications. Net revenue from PC product applications decreased primarily as a result of lower unit sales in the quarter, reflecting the slowdown in the PC market.

Net revenue was $270.1 million for the six months ended December 31, 2012 compared with $278.9 million for the six months ended December 31, 2011, a decrease of $8.8 million, or 3.2%. Of our first half fiscal 2013 net revenue, $123.9 million, or 45.9%, was from PC product applications and $146.2 million, or 54.1%, was from mobile product applications. The decrease in net revenue for the six months ended December 31, 2012 was attributable to a decrease in net revenue from PC product applications. Net revenue from PC product applications decreased primarily as a result of lower unit sales in the first half of the fiscal year, reflecting the slowdown in the PC market.

Based on industry estimates of unit shipments, the notebook market is anticipated to increase approximately 6%, and the mobile smartphone market is anticipated to increase approximately 27% in calendar year 2013 compared with calendar year 2012.

Gross Margin.

Gross margin as a percentage of net revenue was 48.3%, or $69.0 million, for the quarter ended December 31, 2012 compared with 47.2%, or $68.7 million, for the quarter ended December 31, 2011. The 110 basis point improvement in gross margin was primarily attributable to favorable mix of higher margin mobile product application revenue driven in part by the continued shift in mobile product revenue from lower margin full sensor module and tail solutions to higher margin chip solutions.

Gross margin as a percentage of net revenue was 48.0%, or $129.6 million, for the six months ended December 31, 2012 compared with 46.6%, or $130.0 million, for the six months ended December 31, 2011. The 140 basis point improvement in gross margin was primarily attributable to favorable mix of higher margin mobile product application revenue driven in part by the continued shift in mobile product revenue from lower margin full sensor module and tail solutions to higher margin chip solutions.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $4.4 million to $34.3 million for the quarter ended December 31, 2012 compared with the quarter ended December 31, 2011. The increase in research and development expenses primarily reflected a $2.8 million increase in employee-related costs, which included our annual merit increase and additional headcount associated with our recent acquisitions, a $908,000 increase in temporary employee expenses, and a $729,000 increase in infrastructure-related costs.

Research and development expenses increased $9.0 million to $67.1 million for the six months ended December 31, 2012 compared with the six months ended December 31, 2011. The increase in research and development expenses primarily reflected a $5.4 million increase in employee-related costs, which included our annual merit increase and additional headcount associated with our recent acquisitions, a $1.4 million increase in temporary employee expenses, and a $1.3 million increase in infrastructure-related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.3 million to $19.0 million for the quarter ended December 31, 2012 compared with the quarter ended December 31, 2011. The increase in selling, general, and administrative expenses primarily reflected an $899,000 increase in support costs, a $414,000 increase in professional fees, and a $214,000 increase in employee-related costs, which included our annual merit increase and additional headcount associated with our recent acquisitions.

Selling, general, and administrative expenses increased $3.5 million to $37.9 million for the six months ended December 31, 2012 compared with the six months ended December 31, 2011. The increase in selling, general, and administrative expenses primarily reflected a $1.6 million increase in support costs, a $1.2 million increase in employee-related costs, which included our annual merit increase and additional headcount associated with our recent acquisitions, a $591,000 increase in professional fees, and a $375,000 increase in temporary employee expenses.

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $4.0 million for each of the three months ended December 31, 2012 and 2011, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2012 was 26.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the release of unrecognized tax benefits, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and a net decrease to the liability for uncertain tax positions. The effective tax rate for the three months ended December 31, 2011 was 18.8% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, the retroactive reinstatement of the federal research credit, and the state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefit associated with qualified stock options. The provision for income taxes for the three months ended December 31, 2012 included a release of unrecognized tax benefits of $920,000 for the lapse of a statute that should have been recorded in the third quarter of fiscal 2012. The impact of this adjustment was not material to the consolidated financial statements for fiscal 2012 or to the estimated consolidated financial statements for fiscal 2013.

The provision for income taxes of $6.5 million and $7.5 million for the six months ended December 31, 2012 and 2011, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2012 was 27.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the release of unrecognized tax benefits, partially offset by foreign withholding taxes, net unrecognized tax benefits associated with qualified stock options, and a net decrease to the liability for uncertain tax positions. The effective tax rate for the six months ended December 31, 2011 was 19.9% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credit, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Tax benefit associated with share-based compensation was $2.2 million and $2.9 million for the three months ended December 31, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the three months ended December 31, 2012 and 2011 would have been 26.8% and 23.0%, respectively.

Tax benefit associated with share-based compensation was $4.4 million and $4.9 million for the six months ended December 31, 2012 and 2011, respectively. Excluding the impact of share-based compensation and the related tax benefit, the effective tax rate for the six months ended December 31, 2012 and 2011 would have been 27.2% and 22.8%, respectively.

In May 2011, we were notified by the Service that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods are being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In October 2012, we received a final examination report with a total proposed tax deficiency of $2.0 million over the examination periods, excluding interest and penalties. We filed a protest in October 2012 to contest the proposed adjustments through the appeals process. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits.

Currently we anticipate resolving our protest with the Service during our fiscal 2013; otherwise, the appeal process will likely extend into our fiscal 2014 and could result in a change to our unrecognized tax benefits. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013 President Barack Obama signed into law the Act. The Act extends the federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will recognize approximately $2.5 million of tax benefits in our third fiscal quarter, the financial period that includes the enactment date.

Liquidity and Capital Resources

Our cash and cash equivalents were $292.5 million as of December 31, 2012 compared with $305.0 million as of June 30, 2012, a decrease of $12.5 million. The decrease reflects the combination of $44.9 million provided from operating cash flows and $2.2 million of proceeds from the sales and maturities of non-current investments, offset by $20.9 million used for the purchase of property and equipment, $5.0 million used for the acquisition of a business, $4.6 million used for the payment of contingent consideration, and $31.3 million used to repurchase 1,240,440 shares of our common stock. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of December 31, 2012, $268.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2012 generated net cash of $44.9 million compared with $60.2 million of net cash generated during the six months ended December 31, 2011. For the six months ended December 31, 2012, net cash provided by operating activities was primarily attributable to net income of $17.2 million plus adjustments for non-cash charges of $20.2 million, and a $7.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $5.1 million decrease in accounts receivable, a $7.0 million increase in other accrued liabilities, partially offset by a $6.4 million decrease in income taxes payable and a $3.1 million decrease in accounts payable. From June 30, 2012 to December 31, 2012, our days sales outstanding decreased from 68 to 62 days and our inventory turns remained unchanged at 9.

Cash Flows from Investing Activities. Our investing activities primarily relate to purchases of property and equipment and business purchases. Investing activities during the six months ended December 31, 2012 used net cash of $23.7 million compared with $3.8 million during the six months ended December 31, 2011. During the six months ended December 31, 2012, net cash used in investing activities consisted of $20.9 million used for the purchase of property and equipment (which included $11.9 million for the purchase of buildings and land), $5.0 million used for the acquisition of a business, partially offset by proceeds of $2.2 million from the sale and redemption of non-current investments.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2012 was $33.6 million compared with $21.1 million for the six months ended December 31, 2011. Net cash used in financing activities for the six months ended December 31, 2012 included $31.3 million used to repurchase 1,240,440 shares of our common stock as well as $4.6 million used for the portion of the payment of contingent consideration identified as a financing activity.

Common Stock Repurchase Program. Our Board of Directors has cumulatively authorized $520.0 million for our stock repurchase program, expiring in October 2013. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2012, we purchased 17,024,532 shares of our common stock in the open market for an aggregate cost of $445.2 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. As of December 31, 2012, we had $74.8 million remaining under our common stock repurchase program.

Bank Credit Facility. We maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of December 31, 2012.

$100 Million Shelf Registration. We have registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares generally will be freely tradable after their issuance under Rule 145 of the Securities Act unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments were presented as of June 30, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no material changes in those obligations during the first six months of fiscal 2013.

We have unrecognized tax benefits of $23.0 million. We were previously under audit by a tax agency and we received the final examination report in September 2012. In response to the final examination report, we filed our protest in October 2012 and contested the proposed adjustments through the appeals process. While we believe our unrecognized tax benefits associated with the years and issues under audit are adequate, we can make no assurances that an assessment, if any, will not exceed our accrued unrecognized tax benefits. Currently we anticipate resolving our protest with the Service during our fiscal 2013; otherwise, the appeal process will likely extend into our fiscal 2014 and could result in a change to our unrecognized tax benefits.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $520.0 million. The remaining amount authorized for the repurchase of our common stock through October 2013 is $74.8 million. Repurchases under our common stock repurchase program during the three-month period ended December 31, 2012 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program (1)	Program
September 30, 2012—October 27, 2012	—	$—	—	$103,561,000
October 28, 2012—November 24, 2012	833,815	24.20	833,815	83,381,000
November 25, 2012—December 29, 2012	321,484	26.58	321,484	74,835,000

Total	1,155,299	24.86

(1)	Program announced in April 2005. Balance remaining under the program is available through October 2013.

ITEM 6. EXHIBITS

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan

10.28(a)*	Amended and Restated Change of Control Severance Agreement entered into by Richard Bergman as of November 15, 2012

10.32*	Form of Change of Control Severance Agreement entered into with the following executive officers as of November 15, 2012: Kathy Bayless, Kevin Barber, Bret Sewell, Stan Swearingen, Mark Vena, and Alex Wong

10.33	Agreement of Purchase and Sale and Escrow Instructions dated as of October 19, 2012 between Orchard Partners, LLC and the registrant

10.33(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of November 19, 2012 between Orchard Partners, LLC and the registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 1, 2013	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: February 1, 2013	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan

10.28(a)*	Amended and Restated Change of Control Severance Agreement entered into by Richard Bergman as of November 15, 2012

10.32*	Form of Change of Control Severance Agreement entered into with the following executive officers as of November 15, 2012: Kathy Bayless, Kevin Barber, Bret Sewell, Stan Swearingen, Mark Vena, and Alex Wong

10.33	Agreement of Purchase and Sale and Escrow Instructions dated as of October 19, 2012 between Orchard Partners, LLC and the registrant

10.33(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of November 19, 2012 between Orchard Partners, LLC and the registrant

101.INS	XBRL Instance Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a contract with management or compensatory plan or arrangement.