Form 10-Q
period 2013-03-30
SYNAPTICS INC
filed 2013-05-03
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Number of shares of Common Stock outstanding at April 26, 2013: 32,484,761

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$315,513	$305,005
Accounts receivable, net of allowances of $567 at March 31, 2013 and June 30, 2012	106,700	104,140
Inventories	43,911	31,667
Prepaid expenses and other current assets	4,873	5,365

Total current assets	470,997	446,177
Property and equipment at cost, net of accumulated depreciation of $38,926 and $33,129 at March 31, 2013 and June 30, 2012, respectively	52,686	24,903
Goodwill	20,695	18,995
Purchased intangibles	13,372	12,800
Non-current investments	15,801	15,321
Other assets	27,939	23,309

	$601,490	$541,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,795	$55,220
Accrued compensation	16,321	12,642
Income taxes payable	11,512	11,221
Other accrued liabilities	34,365	26,515

Total current liabilities	126,993	105,598
Notes payable	2,305	2,305
Other liabilities	17,518	36,812
Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 49,446,155 and 48,680,348 shares issued, and 32,421,623 and 32,896,256 shares outstanding, at March 31, 2013 and June 30, 2012, respectively	49	49
Additional paid-in capital	504,440	471,569
Treasury stock: 17,024,532 and 15,784,092 common treasury shares at March 31, 2013 and June 30, 2012, respectively, at cost	(445,165)	(413,885)
Accumulated other comprehensive income	4,678	1,998
Retained earnings	390,672	337,059

Total stockholders’ equity	454,674	396,790

	$601,490	$541,505

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenue	$163,324	$131,705	$433,405	$410,621
Cost of revenue	82,241	69,525	222,722	218,458

Gross margin	81,083	62,180	210,683	192,163

Operating expenses:
Research and development	36,740	29,415	103,799	87,478
Selling, general, and administrative	20,183	18,031	58,099	52,461
Acquired intangibles amortization	262	—	763	—
Change in contingent consideration	237	—	1,100	—

Total operating expenses	57,422	47,446	163,761	139,939

Operating income	23,661	14,734	46,922	52,224
Interest income	197	231	640	682
Interest expense	(4)	(4)	(13)	(13)
Impairment recovery on investments, net	—	46	—	59

Income before (benefit)/provision for income taxes	23,854	15,007	47,549	52,952
(Benefit)/provision for income taxes	(12,592)	3,561	(6,064)	11,108

Net income	$36,446	$11,446	$53,613	$41,844

Net income per share:
Basic	$1.13	$0.34	$1.65	$1.27

Diluted	$1.07	$0.33	$1.58	$1.22

Shares used in computing net income per share:
Basic	32,234	33,389	32,552	32,935

Diluted	34,135	35,179	33,843	34,374

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$36,446	$11,446	$53,613	$41,844
Other comprehensive income, net of tax:
Change in unrealized net gain on investments	842	1,820	2,680	13

Comprehensive income	$37,288	$13,266	$56,293	$41,857

See notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$53,613	$41,844
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	24,706	25,663
Depreciation and amortization	7,968	7,978
Excess tax benefit from share-based compensation	(716)	(2,032)
Change in contingent consideration	1,100	—
Deferred taxes	(2,373)	40
Impairment of property and equipment	300	1,269
Impairment recovery on investments, net	—	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,560)	(1,685)
Inventories	(10,835)	875
Prepaid expenses and other current assets	501	(103)
Other assets	(2,964)	1,325
Accounts payable	4,848	2,132
Accrued compensation	3,679	(1,741)
Income taxes payable	(15,088)	(731)
Other accrued liabilities	7,436	4,954

Net cash provided by operating activities	69,615	79,729

Cash flows from investing activities
Proceeds from sales of non-current investments	2,200	7,860
Acquisition of business, net of cash acquired	(5,000)	—
Purchases of property and equipment	(30,005)	(7,825)

Net cash (used in)/provided by investing activities	(32,805)	35

Cash flows from financing activities
Payment of contingent consideration	(4,600)	—
Purchases of treasury stock	(31,280)	(33,524)
Proceeds from issuance of shares	11,614	31,294
Excess tax benefit from share-based compensation	716	2,032
Payroll taxes for deferred stock units	(2,752)	(2,601)

Net cash used in financing activities	(26,302)	(2,799)

Net increase in cash and cash equivalents	10,508	76,965
Cash and cash equivalents at beginning of period	305,005	247,153

Cash and cash equivalents at end of period	$315,513	$324,118

Supplemental disclosures of cash flow information
Cash paid for income taxes	$16,552	$11,787

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2013 is a 52-week period ending on June 29, 2013. Our fiscal 2012 was the 53-week period ended on June 30, 2012. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended March 30, 2013 and March 31, 2012 and a 39-week period and 40-week period for the nine months ended March 30, 2013 and March 31, 2012, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

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

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Net income	$36,446	$11,446	$53,613	$41,844

Denominator:
Shares, basic	32,234	33,389	32,552	32,935
Effect of dilutive share-based awards	1,901	1,790	1,291	1,439

Shares, diluted	34,135	35,179	33,843	34,374

Net income per share:
Basic	$1.13	$0.34	$1.65	$1.27

Diluted	$1.07	$0.33	$1.58	$1.22

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

Dilutive net income per share amounts do not include the weighted average effect of 1,055,896 and 1,219,495 share-based awards that were outstanding during the three months ended March 31, 2013 and 2012, respectively, and 3,025,632 and 3,833,213 share-based awards that were outstanding during the nine months ended March 31, 2013 and 2012, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	March 31,		June 30,
	2013		2012
	Level 1	Level 3	Level 1	Level 3
Assets
Money market	$310,546	$—	$301,451	$—
Auction rate securities	—	15,801	—	15,321

Total available-for-sale securities	$310,546	$15,801	$301,451	$15,321

Liabilities
Contingent consideration liability recorded for business combination	$—	$8,000	$—	$11,900

In our condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012, money market balances are included in cash and cash equivalents, auction rate securities, or ARS investments, are included in non-current investments, and contingent consideration liability recorded for business combination is included in other liabilities.

Changes in fair value of our Level 3 financial assets as of March 31, 2013 were as follows (in thousands):

Balance as of June 30, 2012	$15,321
Net unrealized gain	2,680
Redemptions	(2,200)

Balance as of March 31, 2013	$15,801

Changes in fair value of contingent consideration measured using significant unobservable inputs (Level 3) as of March 31, 2013 were as follows (in thousands):

Balance as of June 30, 2012	$11,900
Payment of contingent consideration	(5,000)
Change in contingent consideration	1,100

Balance as of March 31, 2013	$8,000

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement, and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of March 31, 2013, we owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016. In our condensed consolidated statements of cash flows for the nine months ended March 31, 2013, $4.6 million of the payment of contingent consideration was classified as cash flows from financing activities and $400,000 was classified as cash flows from operating activities.

There were no transfers in or out of our Level 1 or 3 assets or liabilities during the nine months ended March 31, 2013.

The fair values of our cash equivalents, accounts receivable, and accounts payable approximate their carrying values because of the short-term nature of those instruments. The fair value of our notes payable approximates their carrying value.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and nine months ended March 31, 2013, $50,000 and $2.2 million, respectively, of our ARS investments were redeemed at par.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of March 31, 2013 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $11.5 million maturing from calendar years 2015 to 2017 and $4.3 million maturing from calendar years 2041 to 2045. Of our ARS investments, $6.7 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of March 31, 2013, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in	New Cost	Unrealized	Fair
	Basis	Retained Earnings	Basis	Gain/(Loss)	Value
Student loans	$4,650	$(179)	$4,471	$(158)	$4,313
Credit linked notes	13,500	(8,765)	4,735	4,850	9,585
Preferred stock	5,000	(5,000)	—	—	—
Municipals	2,000	(83)	1,917	(14)	1,903

Total ARS	$25,150	$(14,027)	$11,123	$4,678	$15,801

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012
Raw materials	$38,760	$26,957
Finished goods	5,151	4,710

	$43,911	$31,667

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31,	June 30,
	2013	2012
Customer obligations	$17,621	$13,076
Inventory obligations	5,069	5,680
Other	11,675	7,759

	$34,365	$26,515

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

9. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Cost of revenue	$249	$313	$690	$903
Research and development	3,993	3,769	11,783	11,209
Selling, general, and administrative	3,991	4,915	12,233	13,551

Total	$8,233	$8,997	$24,706	$25,663

Income tax benefit on share-based compensation	$2,279	$2,539	$6,676	$7,419

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of March 31, 2013, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2012	7,339,024	$25.34
Granted	418,512	29.55
Exercised	(397,106)	21.82
Forfeited	(397,025)	29.50

Balance at March 31, 2013	6,963,405	25.56	$105,371

Exercisable at March 31, 2013	5,267,249	$24.70	$84,205

The aggregate intrinsic value was determined using the closing price of our common stock on March 28, 2013 of $40.69, and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2012	1,009,336
Granted	479,384
Delivered	(320,631)
Forfeited	(82,886)

Balance at March 31, 2013	1,085,203	$44,157

The aggregate intrinsic value was determined using the closing price of our common stock on March 28, 2013 of $40.69.

Of the shares delivered, 95,399 shares valued at $2.8 million were withheld to meet statutory minimum tax withholding requirements.

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

(100% + ([Synaptics TSR—SOX Index TSR] x 2))

Delivery of shares earned, if any, will take place on the dates provided in the MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net quantity of shares. Until delivery of shares, the grantee has no rights as a stockholder.

During the nine months ended March 31, 2013, we granted 74,000 MSUs and there were no shares under our MSU awards delivered or forfeited. We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period. The weighted average grant date fair value for the MSUs granted was $25.82. The unrecognized share-based compensation cost for MSUs granted was approximately $1.7 million as of March 31, 2013, which will be recognized over a weighted average period of approximately 1.5 years. As of March 31, 2013, the aggregate intrinsic value of the MSUs was $3.0 million (assuming a 100% payout factor), which was determined using the closing price of our common stock on March 28, 2013 of $40.69.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine-month period ended March 31, 2013 were as follows (in thousands, except for shares purchased and weighted average price):

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

The (benefit)/provision for income taxes of ($12.6) million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2013 was (52.8%) and diverged from the combined federal and state statutory rate primarily because of a net decrease in the liability for uncertain tax positions, which included the remeasurement of a prior year tax position, the retroactive reinstatement of the federal research credit, and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, and the tax impact of stock-based compensation associated with qualified stock options. The effective tax rate for the three months ended March 31, 2012 was 23.7% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, and the federal and the state research credits, partially offset by foreign withholding taxes, the tax impact of stock-based compensation associated with qualified stock options, and an increase to the liability for uncertain tax position.

The (benefit)/provision for income taxes of ($6.1) million and $11.1 million for the nine months ended March 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2013 was (12.8%) and diverged from the combined federal and state statutory rate primarily because of a net decrease in the liability for uncertain tax positions, which included the remeasurement of a prior year tax position, the retroactive reinstatement of the federal research credit, and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes and the tax impact of stock-based compensation associated with qualified stock options. The effective tax rate for the nine months ended March 31, 2012 was 21.0% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credits, partially offset by foreign withholding taxes and the tax impact of stock-based compensation associated with qualified stock options.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits decreased $14.8 million during the nine months ended March 31, 2013 to $8.3 million from $23.1 million at June 30, 2012 and is included in other liabilities on our condensed consolidated balance sheets. The remaining liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. During the three months ended March 31, 2013, $15.8 million of tax benefit was recognized in connection with the remeasurement of unrecognized tax benefits of a prior year tax position. The balance of interest and penalties accrued related to uncertain tax positions as of March 31, 2013 was $917,000 and decreased by $1.5 million from June 30, 2012. We classify interest and penalties as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service (Service) that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is pending review by the Joint Committee of Taxation, which we anticipate will extend into our fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013 President Barack Obama signed into law The American Taxpayer Relief Act of 2013 (The Act). The Act extends the federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we recognized approximately a $3.5 million tax benefit in the three months ended March 31, 2013, the period that includes the enactment date.

Our major tax jurisdictions are the United States and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

11. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, market. The mobile product market accounted for 64% and 51% of net revenue for the three months ended March 31, 2013 and 2012, respectively, and 58% and 51% of net revenue for the nine months ended March 31, 2013 and 2012, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
China	$96,897	$77,080	$277,192	$260,853
Taiwan	21,611	16,761	58,192	47,659
Korea	18,900	8,747	31,762	29,384
Japan	17,135	17,880	44,822	47,586
Other	8,781	11,237	21,437	25,139

	$163,324	$131,705	$433,405	$410,621

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Customer A	12%	*	*	*
Customer B	*	12%	*	13%

*	Less than 10%

We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	March 31,	June 30,
	2013	2012
Customer A	12%	14%
Customer B	11%	12%

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

13. Purchased Intangibles

The following table summarizes the life, the gross carrying value of our purchased intangible assets, and the related accumulated amortization as of March 31, 2013 and June 30, 2012 (in thousands):

		March 31,	June 30,
	Life	2013	2012
In-process research and development	To be determined	$8,900	$8,900
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	—
Patents	5 years	100	100

		14,135	12,800
Accumulated amortization		(763)	—

Purchased intangibles, net		$13,372	$12,800

Amortization of the purchased intangibles commenced in fiscal 2013. The total amortization expense for the purchased intangible assets was $262,000 and $763,000 for the three and nine months ended March 31, 2013, respectively. This amortization expense was included in our condensed consolidated statements of income as acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense as of March 31, 2013 (in thousands):

Remainder of 2013	$262
2014	1,047
2015	1,047
2016	1,047
2017	1,047
2018	22
To be determined	8,900

Future amortization	$13,372

14. Building and Land Sale and Corporate Headquarters Move

In October 2012, we entered into a purchase and sale agreement to sell our existing corporate headquarters, including an office building containing approximately 76,522 square feet of space located on approximately 2.59 acres of land. In January 2013, we entered into an amendment to the purchase and sale agreement to reduce the purchase price to approximately $12.6 million, exclusive of adjustments and closing costs. The closing of the property sale transaction occurred in April 2013 and the resulting gain of approximately $1.5 million will be included in our June quarter financial results. At the closing, we entered into a lease agreement with the buyer through May 31, 2013, unless we exercise our right to extend or terminate the lease prior to such date. The lease is at fair market value. As of March 31, 2013, we continue to utilize this building and therefore classify it as held for use.

We anticipate moving into our new company headquarters in June 2013. In connection with our move we will incur a one-time charge of up to $600,000 on the abandonment of a leased building adjacent to the building we sold. The charge is expected to be included either in our June or September quarter financial results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the mobile product and PC markets; competitive factors in the mobile product and PC markets; revenue from the mobile product and PC markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; new product solution introductions; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs; our expectations regarding the timing of the conclusion of an ongoing appeal of a tax audit; and our expectations regarding tax benefits for the federal research credit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including particularly Item 1A—Risk Factors therein.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party semiconductor foundries to supply wafers and two third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, yield losses, and any inventory provisions or write-downs to cost of revenue.

Our gross margin generally reflects the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs and implementing design and process improvements.

Our research and development expenses include costs for supplies and materials related to product development as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies or develop new technologies for new markets.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2013 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Results of Operations

Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Mobile product applications	$104,673	$66,600	$38,073	57.2%	$250,878	$209,618	$41,260	19.7%
PC product applications	58,651	65,105	(6,454)	(9.9%)	182,527	201,003	(18,476)	(9.2%)

Net revenue	163,324	131,705	31,619	24.0%	433,405	410,621	22,784	5.5%

Gross margin	81,083	62,180	18,903	30.4%	210,683	192,163	18,520	9.6%

Operating expenses:
Research and development	36,740	29,415	7,325	24.9%	103,799	87,478	16,321	18.7%
Selling, general, and administrative	20,183	18,031	2,152	11.9%	58,099	52,461	5,638	10.7%
Acquired intangibles amortization	262	—	262	n/m (1)	763	—	763	n/m (1)
Change in contingent consideration	237	—	237	n/m (1)	1,100	—	1,100	n/m (1)

Operating income	23,661	14,734	8,927	60.6%	46,922	52,224	(5,302)	(10.2%)

Interest income	197	231	(34)	(14.7%)	640	682	(42)	(6.2%)
Interest expense	(4)	(4)	—	0.0%	(13)	(13)	—	—
Impairment recovery on investments, net	—	46	(46)	(100.0%)	—	59	(59)	(100.0%)

Income before (benefit)/provision for income taxes	23,854	15,007	8,847	59.0%	47,549	52,952	(5,403)	(10.2%)
(Benefit)/provision for income taxes	(12,592)	3,561	(16,153)	(453.6%)	(6,064)	11,108	(17,172)	(154.6%)

Net income	$36,446	$11,446	$25,000	218.4%	$53,613	$41,844	$11,769	28.1%

(1)	not meaningful

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Point Increase/ (Decrease)	Nine Months Ended		Point Increase/ (Decrease)
	March 31,			March 31,
	2013	2012		2013	2012
Mobile product applications	64.1%	50.6%	13.5%	57.9%	51.0%	6.9%
PC product applications	35.9%	49.4%	(13.5%)	42.1%	49.0%	(6.9%)

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	49.6%	47.2%	2.4%	48.6%	46.8%	1.8%

Operating expenses:
Research and development	22.5%	22.3%	0.2%	23.9%	21.3%	2.6%
Selling, general, and administrative	12.4%	13.7%	(1.3%)	13.4%	12.8%	0.6%
Amortization of acquired intangibles	0.2%	—	n/m (1)	0.2%	—	n/m (1)
Change in contingent consideration	0.1%	—	n/m (1)	0.3%	—	n/m (1)

Operating income	14.5%	11.2%	3.3%	10.8%	12.7%	(1.9%)

Income before (benefit)/provision for income taxes	14.6%	11.4%	3.2%	11.0%	12.9%	(1.9%)

(Benefit)/provision for income taxes	(7.7%)	2.7%	(10.4%)	(1.4%)	2.7%	(4.1%)

Net income	22.3%	8.7%	13.6%	12.4%	10.2%	2.2%

(1)	not meaningful

Net Revenue.

Net revenue was $163.3 million for the quarter ended March 31, 2013 compared with $131.7 million for the quarter ended March 31, 2012, an increase of $31.6 million, or 24.0%. Of our third quarter fiscal 2013 net revenue, $104.7 million, or 64.1%, was from mobile product applications and $58.6 million, or 35.9%, was from PC product applications. The increase in net revenue for the quarter ended March 31, 2013 was attributable to an increase in net revenue from mobile product applications, partially offset by a decrease in PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the quarter, reflecting both the growing market and our market share. Net revenue from PC product applications decreased primarily as a result of lower unit sales in the quarter, reflecting the continued weakness in the PC market.

Net revenue was $433.4 million for the nine months ended March 31, 2013 compared with $410.6 million for the nine months ended March 31, 2012, an increase of $22.8 million, or 5.5%. Of our first nine months of fiscal 2013 net revenue, $250.9 million, or 57.9%, was from mobile product applications and $182.5 million, or 42.1%, was from PC product applications. The increase in net revenue for the nine months ended March 31, 2013 was attributable to an increase in mobile product applications, partially offset by a decrease in net revenue from PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the first nine months of the fiscal year, reflecting the growing market. Net revenue from PC product applications decreased primarily as a result of lower unit sales in the first nine months of the fiscal year, reflecting the continued weakness in the PC market.

Based on industry estimates of unit shipments, the notebook market is anticipated to increase less than 1%, and the mobile smartphone market is anticipated to increase approximately 28% in calendar year 2013 compared with calendar year 2012.

Gross Margin.

Gross margin as a percentage of net revenue was 49.6%, or $81.1 million, for the quarter ended March 31, 2013 compared with 47.2%, or $62.2 million, for the quarter ended March 31, 2012. The 240 basis point improvement in gross margin was primarily attributable to favorable mix of higher margin mobile product application revenue driven largely by the continued shift in our overall revenue mix to mobile product revenue consisting predominately of higher margin chip solutions.

Gross margin as a percentage of net revenue was 48.6%, or $210.7 million, for the nine months ended March 31, 2013 compared with 46.8%, or $192.2 million, for the nine months ended March 31, 2012. The 180 basis point improvement in gross margin was primarily attributable to favorable mix of higher margin mobile product application revenue driven largely by the continued shift in our overall revenue mix to mobile product revenue consisting predominately of higher margin chip solutions.

We continuously introduce new product solutions, many of which have life cycles of less than a year. Further, as we sell our capacitive sensing technology in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs), to cost of revenue.

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $7.3 million to $36.7 million for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. The increase in research and development expenses primarily reflected a $4.9 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual, additional headcount associated with our recent acquisitions and planned headcount expansion, and a $1.7 million increase in infrastructure-related costs.

Research and development expenses increased $16.3 million to $103.8 million for the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012. The increase in research and development expenses primarily reflected a $10.6 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual, additional headcount associated with our recent acquisitions and planned headcount expansion, a $3.0 million increase in infrastructure-related costs, and a $1.9 million increase in temporary employee expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.2 million to $20.2 million for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. The increase in selling, general, and administrative expenses primarily reflected a $1.7 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual and additional headcount associated with our recent acquisitions, and a $271,000 increase in travel related costs.

Selling, general, and administrative expenses increased $5.6 million to $58.1 million for the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012. The increase in selling, general, and administrative expenses primarily reflected a $3.0 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual, additional headcount associated with our recent acquisitions, a $1.2 million increase in support costs, an $827,000 increase in professional fees, and a $381,000 increase in travel related costs.

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future repatriation of undistributed earnings of our foreign subsidiaries.

The (benefit)/provision for income taxes of ($12.6) million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2013 was (52.8%) and diverged from the combined federal and state statutory rate primarily because of a net decrease in the liability for uncertain tax positions, which included the remeasurement of a prior year tax position, the retroactive reinstatement of the federal research credit, and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, and the tax impact of stock-based compensation associated with qualified stock options. The effective tax rate for the three months ended March 31, 2012 was 23.7% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, and the federal and the state research credits, partially offset by foreign withholding taxes, the tax impact of stock-based compensation associated with qualified stock options, and an increase to the liability for uncertain tax position.

The (benefit)/provision for income taxes of ($6.1) million and $11.1 million for the nine months ended March 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2013 was (12.8%) and diverged from the combined federal and state statutory rate primarily because of a net decrease in the liability for uncertain tax positions, which included the remeasurement of a prior year tax position, the retroactive reinstatement of the federal research credit, and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes and the tax impact of stock-based compensation associated with qualified stock options. The effective tax rate for the nine months ended March 31, 2012 was 21.0% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal and state research credits, partially offset by foreign withholding taxes and the tax impact of stock-based compensation associated with qualified stock options.

In May 2011, we were notified by the Internal Revenue Service (Service) that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements which triggered the reevaluation of the measurement of prior year uncertain tax positions and resulted in the recognition of $15.8 million of previously unrecognized tax benefits in the March quarter. Our case is pending review by the Joint Committee of Taxation, which we anticipate will extend into our fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013 President Barack Obama signed into law The American Taxpayer Relief Act of 2013 (The Act). The Act extends the federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we recognized approximately a $3.5 million tax benefit in the three months ended March 31, 2013, the financial period that includes the enactment date.

Liquidity and Capital Resources

Our cash and cash equivalents were $315.5 million as of March 31, 2013 compared with $305.0 million as of June 30, 2012, an increase of $10.5 million. The increase primarily reflects the combination of $69.6 million provided from operating cash flows, $11.6 million of proceeds from the issuance of shares and $2.2 million of proceeds from the sales and maturities of non-current investments, offset by $30.0 million used for the purchase of property and equipment, $5.0 million used for the acquisition of a business, $4.6 million used for the payment of contingent consideration, and $31.3 million used to repurchase 1,240,440 shares of our common stock. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2013, $278.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2013 generated net cash of $69.6 million compared with $79.7 million of net cash generated during the nine months ended March 31, 2012. For the nine months ended March 31, 2013, net cash provided by operating activities was primarily attributable to net income of $53.6 million plus adjustments for non-cash charges of $31.0 million, and a $15.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $15.1 million decrease in income taxes payable, a $10.8 million increase in inventories, partially offset by a $7.4 million increase in other accrued liabilities, a $4.8 million increase in accounts payable, and a $3.7 million increase in accrued compensation. From June 30, 2012 to March 31, 2013, our days sales outstanding decreased from 68 to 59 days and our inventory turns declined from 9 to 7.

Cash Flows from Investing Activities. Our investing activities primarily relate to purchases of property and equipment and business purchases. Investing activities during the nine months ended March 31, 2013 used net cash of $32.8 million compared with $35,000 net cash provided by investing activities during the nine months ended March 31, 2012. During the nine months ended March 31, 2013, net cash used in investing activities consisted of $30.0 million used for the purchase of property and equipment (which included $11.9 million for the purchase of buildings and land) and $5.0 million used for the acquisition of a business, partially offset by proceeds of $2.2 million from the sale and redemption of non-current investments.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2013 was $26.3 million compared with $2.8 million for the nine months ended March 31, 2012. Net cash used in financing activities for the nine months ended March 31, 2013 included $31.3 million used to repurchase 1,240,440 shares of our common stock as well as $4.6 million used for the portion of the payment of contingent consideration identified as a financing activity, partially offset by proceeds from issuance of shares of our common stock of $11.6 million.

Common Stock Repurchase Program. Our Board of Directors has cumulatively authorized $520.0 million for our stock repurchase program, expiring in October 2013. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2013, we purchased 17,024,532 shares of our common stock in the open market for an aggregate cost of $445.2 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. As of March 31, 2013, we had $74.8 million remaining under our common stock repurchase program.

Bank Credit Facility. We maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of March 31, 2013.

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

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. Further, we do not anticipate the need to repatriate any undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2013 were as follows (in millions):

	Payments due by period
	Remaining	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	in Fiscal	Year	Year	Year	Year	Year
	Year 2013	2014	2015	2016	2017	2018	Thereafter	Total
Convertible senior subordinated notes (1)	$—	$—	$—	$—	$—	$—	$3	$3
Leases	1	3	1	1	1	1	1	9
Purchase obligations and other commitments (2)	14	1	—	—	—	—	—	15

Total	$15	$4	$1	$1	$1	$1	$4	$27

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligations.
(2)	Purchase obligations and other commitments include payments due under a building construction agreement, a long-term services agreement and inventory purchase obligations with contract manufacturers.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement. As of March 31, 2013, we owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration liability as of March 31, 2013 was $8.0 million. This obligation is excluded from the table above due to the difficulty in making reasonably reliable estimates of the timing of the cash payments.

The amounts in the table above exclude unrecognized tax benefits of $8.3 million. As of March 31, 2013, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $520.0 million. The remaining amount authorized for the repurchase of our common stock through October 2013 is $74.8 million. There were no repurchases under our common stock repurchase program during the three-month period ended March 31, 2013.

ITEM 6.	EXHIBITS

10.33(b)	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of January 4, 2013 between Orchard Partners, LLC and the registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 3, 2013	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 3, 2013	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.33(b)	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of January 4, 2013 between Orchard Partners, LLC and the registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document