Form 10-K
period 2013-06-29
SYNAPTICS INC
filed 2013-08-19
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2013

Commission File Number 000-49602

SYNAPTICS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0118518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 McKay Drive San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

(408) 904-1100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Preferred Stock Purchase Rights	The Nasdaq Global Select Market The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (24,385,533 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 28, 2012 of $29.58, was $721,324,066. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 5, 2013, there were outstanding 33,448,995 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2013

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future, whether or not those words are used. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2014 and thereafter; our positioning in our target markets; our ability to continue to enhance our market position and increase our business through introducing market leading interface solutions; the strength of our intellectual property portfolio, engineering know-how, systems engineering experience, and technological expertise; the success of our product development strategies; the attractiveness of our product solutions, including their performance, cost, customer satisfaction, market position, and potential; continued success of our virtual manufacturing platform; the strength of our customer relationships; the amounts of revenue generated as a result of sales to significant customers; our competitive position and competitive factors; acquisitions or strategic alliances; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A. Risk Factors.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the markets for mobile product applications, including smartphones and feature phones; tablets; the personal computer, or PC, product applications market, primarily notebook computers, and other select electronic device markets, with our customized human interface solutions. Every solution we deliver either contains or consists of our touch-based semiconductor solution, which includes our capacitive sensing ASIC, customer-specific firmware, and software.

We are a market leader in providing human interface solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the world’s largest OEMs for smartphones and feature phones and tier one PC OEMs. We generally supply our human interface solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for them.

Our website is located at www.synaptics.com. Through our website, we make available free of charge all of our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These reports are available immediately after their electronic filing with the SEC. Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were a 53-week period ended June 30, 2012, and 52-week periods ended June 29, 2013 and June 25, 2011.

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human interface solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing mobile product applications markets, which include all touchscreen and video display products. Based on these strengths, we are addressing the opportunities created by the growth of mobile computing communications and entertainment devices. Mobile product applications include smartphones and feature phones, tablets, large touchscreen applications, global positioning devices, as well as a variety of mobile, handheld, wireless, and entertainment devices. Our array of human interface solutions for mobile product applications are designed to enrich the interface on mobile smartphones and feature phones, tablets, and peripherals, allowing the user to more easily use or navigate complex menu systems on their devices. We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, durability, and reliability enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Our human interface solutions for mobile product applications constitutes an important percentage of our net revenue. Net revenue for our human interface solutions for mobile product applications accounted for approximately 64% and 49% of our net revenue in fiscal 2013 and 2012, respectively. Our ongoing success in serving these markets will depend upon the continued growth of the mobile smartphone and feature phone portion of the overall mobile phone market; our continued growth in the tablet and large touchscreen applications markets; our ability to demonstrate to mobile product applications OEMs the advantages of our human interface solutions in terms of performance, usability, size, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface solutions. In addition, our success will depend on our ability to demonstrate to mobile product applications OEMs the advantages of our flexible touchscreen fulfillment model and systems engineering expertise.

Industry projections for the mobile smartphone market for the period 2013 through 2017 show a compound annual growth rate of 13.4%, reflecting the trend towards greater functionality in mobile smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market. These products require a simple, durable, and intuitive human interface solution to enable the user to navigate efficiently through menus and scroll through information contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface solutions by OEMs in this market.

The tablet and large touchscreen markets also represent an opportunity for our touchscreen intellectual property portfolio, engineering know-how, and technological expertise. Touchscreen solutions required for the tablet market range from basic e-book vendor solutions to multi-function solutions designed for more complex operating systems. Tablet-based capacitive touch interface devices are now offered by several leading PC and mobile phone OEMs and utilize various operating systems, including Android and Windows 8. Industry projections for the tablet market for the period 2013 through 2017 show a compound annual growth rate of 15.7%.

PC Product Applications Market

We provide custom human interface solutions for navigation, cursor control, and multimedia controls for many of the world’s premier PC OEMs. In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as remote control devices for desktops, PCs, and digital home applications. Our solutions for the PC product applications market include the TouchPad™, a touch-sensitive pad that senses the position and movement of a person’s finger on its surface; the ClickPad™, a TouchPad application that eliminates the need for physical buttons; the TouchStyk™, a self-contained, easily integrated pointing stick module; and dual pointing solutions that combine both a TouchPad and a pointing stick into a single notebook computer, enabling users to use the interface of their choice; the ForcePad™, a ClickPad that is thinner than conventional touchpads and provides for force sensitivity; and ThinTouch®, a keyboard that is thinner than the conventional keyboard.

The latest industry projections for notebook unit growth for the period 2013 through 2017 show a compound annual growth rate of 4% compared with a decrease of 0.2% for desktop computers, reflecting the continued migration from desktops to notebooks fueled by users’ desire for mobile computing and on-the-go access to applications, information, and digital content. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the notebook computer market. We believe we are well positioned within the notebook computer market as our product lines of touch pads, pointing sticks and keyboards allow us to address 100% of the notebook computer market.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface solutions for the mobile product applications markets, including smartphones and feature phones, for the tablet and large touchscreen markets, and for the PC product applications market. Key aspects of our strategy to achieve this objective include those set forth below.

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

Enhance Our Position in the Mobile Smartphone, Feature Phone, Tablet, and PC Product Application Markets

We intend to continue introducing market-leading human interface solutions in terms of performance, functionality, size, and ease of use for the smartphone, feature phone, tablet, and PC product applications markets. We plan to continue enhancing our customers’ industrial design alternatives and device functionality through innovative product development based on our existing capabilities and technological advances.

Capitalize on Growth of New and Evolving Markets

We intend to capitalize on the growth of new and evolving markets, such as the tablet market and the ultrabook portion of the PC product applications market, brought about by the convergence of computing, communications, and entertainment devices. We plan to offer innovative, intuitive human interface solutions that address the evolving portability, connectivity, and functionality requirements of these new markets. We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, and enhanced industrial design features and to enhance the user experience of their products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

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

We plan to increase our business with existing customers and attract new customers by offering both custom designed solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to assist the development of human interface designs in products for smartphones and feature phones, tablets, notebooks, PC peripherals, and other digital entertainment devices. We offer our smartphone and feature phone customers a choice of determining the most optimal way to meet their emerging and growing needs: our traditional custom module solutions or our chip or tail solutions, which enable customers to utilize our proprietary solutions together with third-party components and assembly. Our chip solution consists of our proprietary controller ASIC, customer-specific firmware, and software. Our tail solution consists of our proprietary controller ASIC, associated electronics, customer-specific firmware, software, and flexible circuit material. Touchscreen solutions for mobile phones, tablets, and notebooks are primarily a chip solution.

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

We believe these characteristics will enable us to continue to enhance our position as a technological enabler within the markets for mobile product applications, including smartphones, feature phones, and tablets, and the PC product applications markets.

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

ClearPad

ClearPad enables the user to interact directly with the display on electronic devices, such as mobile smartphones and feature phones and tablets. Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption. We typically sell our ClearPad solution as a chip or tail, together with customer-specific firmware, to sensor manufacturers to use in the production of discrete touchscreen products. A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as a Liquid Crystal Display, or LCD, or an Organic Light Emitting Diode, or OLED, and combined with a flexible circuit material and a touch controller chip. Each ClearPad solution is custom designed to integrate customer-specific input preferences such as pen input, gloved finger recognition, proximity, finger hover, and air swipe functionality.

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

TouchPad

Our TouchPad, which takes the place and exceeds the functionality of a mouse, is a small, touch-sensitive pad that senses the position and movement of one or more fingers on its surface through the measurement of capacitance. Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation, cursor movement, and gestures and provides a platform for interactive input for both the consumer and corporate markets. Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface solutions. Our TouchPad solutions offer various advanced features, including scrolling, customizable tap zones, tapping and dragging of icons, and device interaction.

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

ForcePad

Our ForcePad is a thinner version of our ClickPad, which introduces a new dimension in control through the addition of variable force sensitivity. ForcePad is designed to provide consistent performance across OEM models through its design intelligence and self-calibration features. By varying the amount of force applied, ForcePad is engineered to enable more intuitive and precise user interactions in operating system controls and applications. Designed with thin and light notebooks in mind, ForcePad is 40% thinner than a conventional touch pad.

ThinTouchTM

ThinTouch is a design technology employing an innovative ramp capability that delivers a full keyboard solution that is 40% thinner than traditional keyboard solutions. ThinTouch provides an innovative design architecture that facilitates improved backlighting, reliability, and improved manufacturability when compared to conventional mechanical keyboards. By combining our TouchPad technology with ThinTouch technology, we expect to deliver keyboard solutions targeted for the next generation of thin and light notebook PC form factors, including ultrabooks.

Other Products

Other product solutions we offer include Dual Pointing Solutions, TouchStyk, FlexPad, ClearButtons, and TouchButtons. Our dual pointing solutions offer a TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice. TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that of our TouchPad. FlexPad is a capacitive sensing interface which is mounted beneath a mechanical keypad and allows the keypad source to be used for scrolling and navigation, character entry, and gesture input. A ClearButton is a clear sensor that can be mounted under plastic, providing OEMs with easy integration and attractive design options for scrolling and buttons. TouchButtons provide capacitive buttons and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons.

Capabilities

Our products are supported by a variety of feature capabilities allowing for further product differentiation and easy customer integration.

Proximity Sensing

Our proximity sensing technology enables users to interact with consumer electronics without touch including our latest 3D-touch capability. With this technology, sensors in a device, such as a notebook PC, mobile phone, peripheral, or digital photo frame, sense the presence of a user’s finger or hand to activate a function. These sensors can illuminate LEDs for discoverable buttons, immediately wake devices from power-saving mode, or activate other functionality.

Design Studio™

Design Studio provides customers an advanced and comprehensive touch system tool set, designed to enable the customer to evaluate touch system performance and efficiently implement its ClearPad touchscreen solution.

SignalClarity Technology

SignalClarity technology provides an improved signal-to-noise ratio for enhanced touch detection and noise immunity and enables smartphone and feature phone OEMs to support inexpensive chargers and work with multiple display types. SignalClarity technology works with multidisplay configurations, including discrete sensors, sensor-on-lens, on-cell, and in-cell stackup solutions.

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

Technologies

We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, display systems, pattern recognition, and touch-sensing technologies. With 260 U.S. patents in force and 157 U.S. patents pending, as well as many non-U.S. counterparts, we continue to develop technology in these areas. We believe these technologies and the related intellectual property rights create barriers for competitors and allow us to provide human interface solutions in a variety of high-growth markets.

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

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, PalmCheck, EdgeMotion, and tapping and dragging of icons. In addition, our ability to integrate all of our products to interface with major operating systems provides us with a competitive advantage.

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

Research and Development

We conduct ongoing research and development programs that focus on advancing our technologies, developing new products, improving design and manufacturing processes, and enhancing the quality and performance of our product solutions. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions. Our research and development focuses on advancing our existing interface technologies, improving our current product solutions, and expanding our technologies to serve new markets. Our long-term vision is to offer human interface solutions, such as touch, handwriting, vision, voice capabilities, and other biometrics that can be readily incorporated into varied electronic devices.

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

As of the end of fiscal 2013, we employed 573 people in our technology, engineering, and product design functions in the United States, Taiwan, Hong Kong, Korea, Japan, and China. Our research and development expenses were approximately $144.7 million, $118.0 million, and $105.0 million in fiscal 2013, 2012, and 2011, respectively.

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

We hold 260 U.S. patents in force and have 157 U.S. patents pending, as well as many non-U.S. counterparts to the U.S. patents and U.S. patents pending. Collectively, these patents and patents pending cover various aspects of our key technologies, including touch sensing, pen sensing, handwriting recognition, customizable tap zones, edge motion, and virtual scrolling technologies. Our proprietary software is protected by copyright laws and the source code for our proprietary software is protected under applicable trade secret laws.

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

Customers

Our customers include many of the world’s largest mobile smartphone, feature phone, tablet, and PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers. Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time deliveries have resulted in our leadership position in providing human interface solutions. We believe our strong relationship with our OEM customers, many of which are also currently developing tablets, ultrabooks, and mobile application products, will continue to position us as a source of supply for their product offerings.

Our industry-leading OEM customers in fiscal 2013 included the following:

• BlackBerry	• Nokia
• Hewlett-Packard	• Samsung
• HTC	• Sharp
• Huawei	• Sony Mobile
• Lenovo	• Toshiba
• LG Electronics	• ZTE

We generally supply custom-designed products to our OEM customers through their contract manufacturers or supply chain. We sell our custom-designed products directly to these contract manufacturers, some of which include Compal, Inventec, Kuroda, Techmosa, Tomen, TPK, and Wistron. Sales to Samsung accounted for approximately 14% of our net revenue for fiscal 2013. Sales to TPK accounted for approximately 12% of our net revenue for fiscal 2012. No customer accounted for more than 10% of our net revenue for fiscal 2011.

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

As of the end of fiscal 2013, we employed 174 sales and marketing professionals. We maintain nine customer support offices domestically and internationally, which are located in the United States, Taiwan, China, Korea, Japan, and Switzerland. In addition, we utilize sales representatives/sales distributors in China, Japan, and Taiwan.

International sales constituted over 95% of our revenue for each of fiscal 2013, 2012, and 2011. Approximately 70% of our sales were made to companies located in China and Taiwan that provide design and manufacturing services for major notebook computer and mobile product applications OEMs. All of our sales were denominated in U.S. dollars. This information should be read in conjunction with Note 13 to the financial statements contained elsewhere in this report.

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

After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or are shipped directly to our customers. During the assembly process, our die or ASIC is either combined with other components to complete the module for our custom human interface solution or the ASIC is kept as a standalone ASIC finished good. The finished assembled product is subsequently shipped directly to our customers or by our contract manufacturers directly to our customers for integration into their products.

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

Backlog

As of the end of fiscal 2013, we had a backlog of orders of $96.0 million, an increase of $46.5 million compared with a backlog of orders as of the end of fiscal 2012 of $49.5 million. The mix of products ordered by customers at the end of fiscal 2013 had a slightly lower average selling price than those ordered at the end of fiscal 2012, however, the quantity on backlog was significantly higher due to improved demand for both mobile product applications and PC product applications as of the end of fiscal 2013 compared with the end of fiscal 2012, resulting in the increase in backlog. Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter. Most orders are subject to rescheduling or cancellation with limited penalties. Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Competition

Our touch-based semiconductor products are sold into markets for mobile applications products, PC product applications and other electronic devices. The markets for touchscreen products are characterized by rapidly changing technology and intense competition. Our principal competition in the sale of touchscreen products includes Atmel, Cypress, Elan Micro, Focaltech, Goodix, Maxim, Melfas, MStar Semiconductor, STMicroelectronics, and various other companies involved in human interface solutions. Our principal competitors in the sale of notebook touch pads are Alps Electric and Elan Microelectronics. In certain cases, large OEMs may develop alternative human interface solutions for their own products or provide key components for use in designing human interface solutions.

We believe our solutions-based systems engineering experience coupled with our technologies offer benefits in terms of size, power consumption, durability, ease of use, cost effectiveness, and reliability when compared to our competitors and other technologies. While our markets continue to evolve, we believe we are well positioned to compete aggressively for this business based on our proven track record, our technological expertise, our design innovation, our technology roadmap, our marquee global customer base, and our reputation for design innovation. Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our human interface solutions.

Employees

As of the end of fiscal 2013, we employed a total of 852 persons, including 105 in operations, finance, and administration; 174 in sales and marketing; and 573 in research and development. Of these employees, 487 were located in North America, 360 in Asia/Pacific, and five in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 14, 2013:

Name	Age	Position
Richard A. Bergman	49	President and Chief Executive Officer, and Director
Kathleen A. Bayless	57	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
Kevin D. Barber	53	Senior Vice President and General Manager, Smart Display Division
Scott Deutsch	48	Senior Vice President, World Wide Sales
Bret C. Sewell	52	Senior Vice President of Corporate Development
Stanley A. Swearingen	53	Senior Vice President of Strategic Technology
Alex Wong	58	Senior Vice President of World Wide Operations

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

Kevin D. Barber has been Senior Vice President and General Manager of Smart Display Division of our company since January 2011. Prior to joining our company, Mr. Barber was Chief Executive Officer of ACCO Semiconductor since 2008. From 2007 to 2008, Mr. Barber served as a principal consultant at PRTM focused on the electronics industry. Mr. Barber was Senior Vice President, General Manager of the Mobile Solutions business at Skyworks Solutions from 2003 to 2006 where he was responsible for delivering innovative RF products to the mobile industry. Mr. Barber was Senior Vice President of Operations at Skyworks Solutions from 2002 to 2003 and Conexant Systems from 2001 to 2002. Previously, Mr. Barber held various senior operations positions at Conexant Systems and Rockwell Semiconductor. Mr. Barber holds a Bachelor of Science in Electrical Engineering from San Diego State University and Masters of Business Administration from Pepperdine University.

Scott Deutsch has been Senior Vice President of World Wide Sales of our company since January 2013. Prior to joining our company, Mr. Deutsch served as Vice President of Worldwide Sales for AuthenTec from 2010 to 2012. Mr. Deutsch held positions of Vice President of World Wide Sales at Alereon from 2008 to 2009 and Vice President of Sales and Marketing for SanDisk’s OEM Consumer Products Division from 2004 to 2008. Earlier in his career, Mr. Deutsch was the Director of Sales for the Western U.S. with MMC Networks. Before joining MMC Networks, Mr. Deutsch spent eight years at Cypress Semiconductor in various sales and management roles. Mr. Deutsch holds a Bachelor of Science degree in electrical engineering from Fresno State University.

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

We currently depend on our human interface solutions for the mobile product applications market, including tablets, and the PC product applications market for substantially all of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial position.

We currently depend on our human interface solutions for the mobile product applications market and the PC product applications market for substantially all of our revenue. Any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial position. Weakness in the PC product applications market in fiscal 2013 adversely affected our business although this weakness was overcome by strength in the mobile product applications market. Any weakness in the markets for mobile product applications or PC product applications, particularly in the high end portions of such markets, could adversely affect our business, revenues, operating results, and financial condition. Net revenue for our human interface solutions for our mobile product applications and PC product applications accounted for approximately 64% and 36%, respectively, of our net revenue for fiscal 2013, 49% and 51%, respectively, of our net revenue for fiscal 2012, and 52% and 48%, respectively, of our net revenue for fiscal 2011.

The lack of market acceptance of our product solutions compared with competitive products in the mobile smartphone and feature phone market, the tablet market, or the PC product applications markets, or our inability to be a leading supplier of human interface solutions for mobile smartphone, feature phone, tablet products, and PC products would have a negative effect on our business, operating results, and financial position. Similarly, a softening of demand in the mobile smartphone and feature phone market, the tablet market, or the notebook portion of the PC product applications market, a reduced level of our participation in the notebook portion of the PC product applications market, or a slowdown of growth in the notebook portion of the PC product applications market because of consumer preferences, the emergence of ultrabooks not including our product solutions, or other factors would cause our business, operating results, and financial position to suffer.

Net revenue from our human interface solutions for mobile product applications has been volatile in the past, and may not increase or be less volatile in the future.

Net revenue from our human interface solutions for mobile product applications, particularly mobile smartphones and feature phones, has been volatile in the past. Our net revenue from our human interface solutions for mobile product applications may not increase or be less volatile in the future. Net revenue from our human interface solutions for mobile product applications was $424.1 million in fiscal 2013, $270.1 million in fiscal 2012, and $309.1 million in fiscal 2011. Our interface business for mobile product applications faces many uncertainties, including our success in enhancing our market share in evolving markets dominated by a limited number of OEMs and market acceptance of our product solutions over competitive product solutions. Our inability to address these uncertainties successfully and to be a leading supplier of human interfaces for mobile product applications would negatively affect our business.

We have transitioned a significant portion of our product solutions for the mobile smartphone and feature phone market in fiscal 2012 from full module solutions to chip or tail solutions, which has resulted in lower revenue per unit.

We have transitioned a significant portion of our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions, which has resulted in lower revenue per unit. Historically, we provided a significant portion of our mobile smartphone and feature phone customers with a complete touchscreen module, including our proprietary controller ASIC, associated electronics, firmware, software, and systems engineering and design as well as a third-party capacitive sensor and module assembly. As a result of industry factors, many of our customers are moving to either a chip solution in which we offer our proprietary controller ASIC, firmware, software, and systems engineering and design with the customer utilizing third-parties for the associated electronics, sensor, and module assembly or a tail solution in which we offer our proprietary controller ASIC, associated electronics, firmware, software, and systems engineering and design with the customer utilizing third-parties for the sensor and module assembly. During fiscal 2012, our full module solutions for the mobile smartphone and feature phone market declined from approximately 50% of quarterly mobile product revenue in the prior year to approximately 1% of quarterly mobile product revenue. During fiscal 2013, our full module solutions for the mobile smartphone and feature phone market declined to less than 1% of quarterly mobile product revenue. Our chip solutions for mobile smartphones and feature phones typically generate lower revenue per unit than our full module solutions.

Our historical financial performance is based on our human interface solutions for mobile product applications and net revenue generated from our human interface solutions for the notebook computer market, and may not be indicative of our future performance.

Our historical financial performance is based on our human interface solutions for mobile product applications, particularly mobile smartphones and feature phones, and tablets, as well as net revenue generated from our human interface solutions for the notebook computer market. As recently as fiscal 2008, we derived a large majority of our net revenue from the sale of our TouchPad products for notebook computers. In fiscal 2011, net revenue from our human interface solutions for mobile product applications exceeded net revenue from our PC product solutions for the first time in our history. In fiscal 2012, net revenue from our human interface solutions for mobile product applications decreased and was less than our net revenue from our PC product applications. In fiscal 2013, net revenue from our human interface touchscreen solutions for mobile product applications again exceeded net revenue from our PC product solutions. In the future, we expect a larger concentration of revenue from our human interface solutions for mobile smartphones and feature phones, tablets and large touchscreen applications than from our human interface touchpad solutions for notebook computers. However, we have a more limited operating history in the markets for mobile product applications, including mobile smartphones and feature phones, and limited operating history for other products, such as tablets and ultrabooks. In addition, in fiscal 2012 we transitioned our product solutions for the mobile smartphone and feature phone market from full module solutions to chip or tail solutions; this trend continued in fiscal 2013 and we anticipate that chip solutions will be the primary solution during fiscal 2014.

We cannot assure you that our human interface business for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.

Our product solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of mobile computing, communication, entertainment, and electronic devices in addition to notebook computers and mobile smartphones and feature phones. We are currently targeting the rapidly developing tablet market and the ultrabook portion of the PC product applications market. Our success in these markets will depend primarily on the success in these markets of the products of our OEM customers who utilize our solutions for their products. As a result, we do not know whether our product solutions for the tablet market and the ultrabook portion of the PC product applications market will result in a substantial portion of our revenue on a consistent basis. Our inability to become a leading supplier in the tablet market and the ultrabook portion of the PC product applications market would result in a slower growth rate than we currently anticipate. The failure to succeed in the tablet market and the ultrabook portion of the PC product applications market would result in no return on the substantial investments we have made to date and plan to make in the future to penetrate such markets.

Various target markets for our interface solutions, such as tablets, large touchscreen applications including automotive touchscreens, may develop slower than anticipated or could utilize competing technologies. The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of users of these products.

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

Competitive advances by OEMs in the mobile product applications or PC product applications markets that do not utilize our human interface solutions broadly in their product offerings at the expense of our OEM customers could result in lost sales opportunities. Within the mobile product application markets, the mobile smartphone market has become an important factor in our operating results. Any failure to expand our presence in this market, a significant slowdown in the use of our human interface solutions by our customers in this market, the reduced demand for our customers’ products in this market, or a slowdown of growth in this market would adversely affect our revenue.

If we fail to maintain and build relationships with our customers and do not continue to satisfy our customers, we may lose future sales and our revenue may stagnate or decline.

Because our success depends on the widespread market acceptance of our OEM customers’ products, we must continue to maintain our relationships with the leading notebook computer OEMs and expand our relationships with mobile smartphone and feature phone and tablet OEMs. In addition, we must identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that use our interface product solutions. Our failure to identify potential growth opportunities, particularly in the mobile smartphone and feature phone market, the tablet market, and the ultrabook portion of the PC product applications market, or establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

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

In fiscal 2013, one customer, Samsung, accounted for 14% of our net revenue. In fiscal 2012, one customer, TPK, accounted for 12% of our net revenue. In fiscal 2011, no customer accounted for more than 10% of our net revenue. Additionally, receivables from Samsung consisted of 27% of accounts receivable at the end of fiscal 2013 and receivables from Compal and Wistron consisted of 14% and 12% of accounts receivable, respectively, at the end of fiscal 2012. There were no other customers who represented more than 10% of our accounts receivable at the end of fiscal 2013 or 2012.

Compal, Inventec, Kuroda, Techmosa, Tomen, TPK, and Wistron are some of the contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and operating results. The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for human interface solutions from new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced revenue, excess inventory, and unabsorbed overhead. We have an established presence in the notebook computer market and have only recently established a presence in the mobile product applications markets. Our success in the mobile product application markets, including those for mobile smartphones and feature phones, the tablet market, the PC product application market, particularly the ultrabook portion of the PC product applications market, require us to establish the value added by our products to OEMs, including those that have traditionally used other solutions. All of the markets we serve are subject to severe competitive pressures, rapid technological change, and product obsolescence, which increase our inventory and overhead risks, resulting in increased costs.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Depressed economic conditions, a slowdown in the PC product applications market, the emergence of new products, such as tablet or slate devices and ultrabooks not including our product solutions, rapid changes in the mobile smartphone and feature phone market, and competitive pressures may result in lower demand for our product solutions, pricing pressures, and reduced unit margins.

Any movement away from high-quality, custom designed, feature-rich human interface solutions to lower priced alternatives would adversely affect our business. Some of our competitors, particularly in the markets for mobile product applications and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers determine not to utilize our custom engineered, total solutions approach and instead decide to design and manufacture their own interfaces, to contract with our competitors, or to use alternative technologies.

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

We operate in rapidly changing highly competitive markets. Technological advances, the introduction of new products, and new design techniques could adversely affect our business unless we are able to adapt to the changing conditions. Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. As a result, we will be required to expend substantial funds for and commit significant resources to:

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

We transact business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2013, approximately 8% of our costs were denominated in non-U.S. currencies, including Canadian dollars, Hong Kong dollars, British pounds, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

A majority of our semiconductor fabricators and contract manufacturers are located in China, Taiwan, and Thailand, and most of our customers are located in Asia, increasing the risk that a natural disaster, labor strike, war, or political unrest in those countries or that region would disrupt our operations.

A majority of our semiconductor fabricators and contract manufacturers and are located in China, Taiwan, and Thailand, and most of our customers are located in Asia. Events outside of our control, such as earthquakes, fires, floods, or other natural disasters, or political unrest, war, labor strikes, or work stoppages in these countries, would disrupt our operations, which would impact our business. The risk of earthquakes and tsunamis in the Pacific Rim, including Japan (such as the March 2011 earthquake and tsunamis) and Taiwan is significant because of the proximity to major earthquake fault lines. An earthquake or tsunami could cause significant delays in shipments of our product solutions until we are able to shift our outsourced operations. Further, a variety of political factors, such as political unrest in Thailand or political tension between North Korea and South Korea, could disrupt our operations and our ability to meet our customers’ production schedules. If any of these events occur, we may not be able to obtain alternative capacity. Failure to secure alternative capacity could cause a delay in the shipment of our product solutions, which would cause our revenue to fluctuate or decline.

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

In connection with the expansion and diversification of our product and customer base, we are increasing our personnel and making other expenditures to meet demand for our expanding product offerings, including offerings in the mobile product applications market and the notebook computer market. Increases in the demand for our products will require further expansion of our traditional notebook computer business as well as an increasing presence in the mobile product applications markets, including mobile smartphones and feature phones, the tablet market, and the ultrabook portion of the PC product applications market. To date, our sales of human interface solutions for mobile smartphones and feature phones have varied significantly from quarter to quarter. Risks are further increased because customers do not commit to firm production schedules for more than a short time in advance. Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our third-party manufacturers. If we cannot manage our growth effectively, our business and operating results could suffer.

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and other key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel and our key executives have change of control severance agreements, we do not have employment agreements with any of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.

Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel. As a Northern California-based high-growth technology company, competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, motivate, and retain qualified personnel and our share-based compensation award programs provide us with a competitive compensatory tool for this purpose. The continued use of our share-based compensation program is necessary for us to compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs. In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash elements of our compensation program.

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

Changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business. We consider the undistributed operating earnings of certain foreign subsidiaries of approximately $384.6 million as of the end of fiscal 2013, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of those undistributed operating earnings. Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate. If we do need to access our foreign subsidiaries’ undistributed earnings for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, which would adversely impact our financial position and results of operations.

Currently our investments in auction rate securities, or ARS investments, are not liquid, and we may lose some or all of our principal invested or may be required to further reduce the carrying value if the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover.

We ended fiscal 2013 with $24.0 million invested in ARS investments for which the auctions have failed and our investments are not liquid. The carrying value of these investments was $17.0 million, reflecting $13.8 million of other-than-temporary impairment, partially offset by $6.8 million of unrealized recovery. If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value. This would adversely affect our financial position, operating results, and cash flows.

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

We face risks associated with security breaches or cyber attacks of our computer systems or those of our third-party representatives, vendors, and service providers. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including the following: expenses to rectify the consequences of the security breach or cyber attack, liability for stolen assets or information, costs of repairing damage to our systems, lost revenue and income resulting from any system downtime caused by such breach or attack, increased costs of cyber security protection, costs of incentives we may be required to offer to our customers or business partners to retain their business, and damage to our reputation. In addition, any compromise of security or a cyber attack could deter customers or business partners from entering into transactions that involve providing confidential information to us. Furthermore, if confidential customer information or information belonging to our business partners is misappropriated from our systems, we could be sued by those who assert we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal expenses of defending these claims. As a result, any compromise of security of our systems or cyber attack could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

The revenue growth and profitability of our business depends significantly on the overall demand in the markets for mobile product applications and other electronic devices, including mobile smartphones and feature phones, and tablets as well as in the notebook computer market, including ultrabooks. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. and global economy has been historically cyclical, and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, operating results, prospects, and stock price.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act required the SEC to establish new disclosure and reporting requirements for those companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could adversely affect the sourcing and availability of minerals used in the manufacture of our products. There will also be costs associated with complying with the disclosure requirements, including for due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities.

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

Our principal executive offices as well as our principal research, development, sales, marketing, and administrative functions are currently located in our 161,000 square foot facilities in San Jose. We lease approximately 34,000 square feet in New York used for research and development; approximately 7,000 square feet in Texas for sales and research and development; and approximately 4,000 square feet in each of Georgia and Idaho for research and development. Our Asia/Pacific headquarters are located in Hong Kong where we lease approximately 15,000 square feet of space. We also maintain approximately 43,000 square feet of office space in Taiwan, approximately 19,000 square feet of office space in China, approximately 6,000 square feet of office space in Japan, approximately 10,000 square feet of office space in Korea, and approximately 1,100 square feet of office space in Switzerland. We have satellite sales support offices in Finland.

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

	High	Low
Fiscal 2013:
First quarter	$31.56	$23.67
Second quarter	$30.36	$22.58
Third quarter	$41.49	$29.28
Fourth quarter	$45.40	$34.74
Fiscal 2012:
First quarter	$26.21	$21.97
Second quarter	$34.94	$22.65
Third quarter	$39.89	$30.00
Fourth quarter	$36.73	$24.78

Stockholders

As of August 5, 2013, there were approximately 140 holders of record of our common stock. The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 5, 2013 was $39.80.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business, or purchase shares under our common stock repurchase program rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors.

Our revolving line of credit also places restrictions on the payment of any dividends.

Issuer Purchases of Equity Securities

From April 2005 through June 2013, our Board of Directors has cumulatively authorized $520.0 million for our common stock repurchase program, which expires in October 2013. The remaining amount authorized for the repurchase of our common stock is $59.8 million. Repurchases under the stock repurchase program during the three-month period ended June 29, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 31, 2013 - April 27, 2013	—	$—	—	$74,835,000
April 28, 2013 - May 25, 2013	359,400	41.72	359,400	59,840,000
May 26, 2013 - June 29, 2013	—	—	—	59,840,000

Total	359,400	41.72

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2013 for (i) our common stock, (ii) the Nasdaq Composite Index, (iii) Philadelphia Semiconductor Index, and (iv) the Nasdaq Computer Index. The graph assumes an investment of $100 on June 30, 2008. The calculations of cumulative stockholder return on the Nasdaq Composite Index, the Philadelphia Semiconductor Index, and the Nasdaq Computer Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following presents selected financial data for each fiscal year in the five-year period ended June 30, 2013. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2012 was a 53-week period and the other fiscal years presented were 52-week periods. Our past results of operations are not necessarily indicative of our future results of operations. You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2013	2012	2011	2010	2009
		(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenue	$663,588	$548,228	$598,538	$514,890	$473,302
Cost of revenue	337,784	292,661	352,468	306,188	281,793

Gross margin	325,804	255,567	246,070	208,702	191,509

Operating expenses:
Research and development	144,699	117,954	105,003	86,552	68,026
Selling, general, and administrative	79,620	70,045	68,549	60,027	54,014
Acquired intangibles amortization	1,025	—	—	—	—
Change in contingent consideration	1,347	—	—	—	—
Gain on sale of property and equipment	(1,578)	—	—	—	—

Total operating expenses	225,113	187,999	173,552	146,579	122,040

Operating income	100,691	67,568	72,518	62,123	69,469
Interest income/(expense), net	848	905	894	(1,423)	(3,831)
Non-cash interest income	194	—	—	—	—
Other charges or expenses	—	77	59	(443)	(10,296)

Income before provision for income taxes	101,733	68,550	73,471	60,257	55,342
Provision for income taxes	2,800	14,406	9,675	7,292	7,263

Net income	$98,933	$54,144	$63,796	$52,965	$48,079

Net income per share:
Basic(1)	$3.03	$1.64	$1.87	$1.57	$1.41

Diluted(1)	$2.89	$1.57	$1.80	$1.50	$1.35

Shares used in computing net income per share:
Basic(1)	32,658	33,030	34,042	33,836	33,981

Diluted(1)	34,239	34,435	35,454	35,423	35,577

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$355,303	$305,005	$247,153	$209,858	$191,970
Working capital	410,794	340,579	281,423	228,534	159,693
Total assets	691,266	541,505	456,201	414,679	376,150
Current debt	—	—	—	—	63,234
Long-term debt	2,305	2,305	2,305	2,305	—
Treasury shares, at cost	460,160	413,885	352,142	281,932	237,387
Total stockholders’ equity	521,855	396,790	339,993	286,511	222,606

(1)	All share and per share amounts reflect the 3-for-2 stock split effected as a stock dividend and paid on August 29, 2008.

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, DSUs, Market Stock Units, or MSUs, and convertible notes.

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

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. Our net revenue increased from $361.1 million for fiscal 2008 to $663.6 million for fiscal 2013, representing a compound annual growth rate of approximately 13%. For fiscal 2008, we derived 76% of our net revenue from the personal computer market and 24% of our net revenue from the mobile product applications market. For fiscal 2013, revenue from the personal computer market accounted for 36% of our net revenue and revenue from the mobile product applications market accounted for 64% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia. With our expanded global presence, including offices in China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party wafer manufacturers to supply wafers and one third-party packaging manufacturer to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, yield losses, and any inventory provisions or write-downs to cost of revenue.

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

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment of the product. We accrue for estimated sales returns, incentives and other allowances at the time we recognize revenue. Our products contain embedded firmware and software that allows for further differentiation and customer integration, which together with, or consisting of, our ASIC chip delivers the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.

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

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we record a write-down, if necessary, to reduce the carrying value of the inventory purchased to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.

Goodwill is measured and tested for impairment annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Events that could trigger a more frequent impairment review may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The impairment test involves a two-step process where the first step requires comparing the fair value of our one reporting unit to its net book value, including goodwill. We have allocated our goodwill to a single company-wide reporting unit. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill and intangible assets.

A potential impairment exists if the fair value of the reporting unit is less than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. No goodwill impairment was recognized in fiscal 2013, 2012 and 2011.

Purchased Intangibles

We review purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and the fair value.

Our business combinations have included the purchase of in-process research and development assets that are not amortizable until the underlying project is complete. We assess that our in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.

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

Share-Based Compensation Costs

We account for employee share-based compensation costs in accordance with relevant accounting standards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our share-based awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than ten years, and we began using the simplified method of establishing the expected life as we did not have any history of options with seven-year lives. In fiscal 2013, we began to grant options that vest over a three-year period rather than a four-year period, and we continue to use the simplified method of establishing the expected life as we do not have any history of options that vest over a three-year period. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Estimated forfeitures for share-based awards that are not expected to vest are estimated based on historical trends since our initial public offering. We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is now generally three years for our stock options and DSUs and up to two years for our employee stock purchase plan.

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

We estimate the fair value of market-based MSUs at the date of grant using a Monte Carlo simulation model and amortize those fair values over the requisite service period, generally three years, adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo simulation model that we use to estimate the fair value of market-based MSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based MSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation models in the future, resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

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

We recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options DSUs, and MSUs, but we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with qualified stock options (incentive stock options and employee stock purchase plan shares). For qualified stock options, we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases. As a result, our future quarterly and annual effective tax rates will be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2013, 2012, and 2011, along with comparative information regarding the absolute and percentage changes in these amounts (in thousands, except percentages):

	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Mobile product applications	$424,076	$270,106	$153,970	57.0%	$270,106	$309,166	$(39,060)	(12.6%)
PC product applications	239,512	278,122	(38,610)	(13.9%)	278,122	289,372	(11,250)	(3.9%)

Net revenue	663,588	548,228	115,360	21.0%	548,228	598,538	(50,310)	(8.4%)

Gross margin	325,804	255,567	70,237	27.5%	255,567	246,070	9,497	3.9%

Operating expenses:
Research and development	144,699	117,954	26,745	22.7%	117,954	105,003	12,951	12.3%
Selling, general, and administrative	79,620	70,045	9,575	13.7%	70,045	68,549	1,496	2.2%
Acquired intangibles amortization	1,025	—	1,025	n/m (1)	—	—	—	n/m (1)
Change in contingent consideration	1,347	—	1,347	n/m (1)	—	—	—	n/m (1)
Gain on sale of property and equipment	(1,578)	—	(1,578)	n/m (1)	—	—	—	n/m (1)

Operating income	100,691	67,568	33,123	49.0%	67,568	72,518	(4,950)	(6.8%)
Interest income	865	922	(57)	(6.2%)	922	911	11	1.2%
Interest expense	(17)	(17)	—	0.0%	(17)	(17)	—	0.0%
Non-cash interest income	194	—	194	n/m (1)	—	—	—	n/m (1)
Impairment recovery on investments, net	—	77	(77)	(100.0%)	77	59	18	30.5%

Income before provision for income taxes	101,733	68,550	33,183	48.4%	68,550	73,471	(4,921)	(6.7%)
Provision for income taxes	2,800	14,406	(11,606)	(80.6%)	14,406	9,675	4,731	48.9%

Net income	$98,933	$54,144	$44,789	82.7%	$54,144	$63,796	$(9,652)	(15.1%)

(1)	not meaningful

The following sets forth certain of our consolidated statements of income data as a percentage of net revenues for fiscal 2013, 2012, and 2011:

	2013	2012	Percentage Point Increase (Decrease)	2012	2011	Percentage Point Increase (Decrease)
Mobile product applications	63.9%	49.3%	14.6%	49.3%	51.7%	(2.4%)
PC product applications	36.1%	50.7%	(14.6%)	50.7%	48.3%	2.4%

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	49.1%	46.6%	2.5%	46.6%	41.1%	5.5%

Operating expenses:
Research and development	21.8%	21.5%	0.3%	21.5%	17.5%	4.0%
Selling, general, and administrative	12.0%	12.8%	(0.8%)	12.8%	11.5%	1.3%

Operating income	15.2%	12.3%	2.9%	12.3%	12.1%	0.2%
Income before provision for income taxes	15.3%	12.5%	2.8%	12.5%	12.3%	0.2%
Provision for income taxes	0.4%	2.6%	(2.2%)	2.6%	1.6%	1.0%

Net income	14.9%	9.9%	5.0%	9.9%	10.7%	(0.8%)

Fiscal 2013 Compared with Fiscal 2012

Net Revenue.

Net revenue was $663.6 million for fiscal 2013 compared with $548.2 million for fiscal 2012, an increase of $115.4 million, or 21.0%. Of our fiscal 2013 net revenue, $424.1 million, or 63.9%, of net revenue was from the mobile product applications market and $239.5 million, or 36.1%, of net revenue was from the personal computing product applications market. The overall increase in net revenue for fiscal 2013 was attributable to a $154.0 million, or 57.0%, increase in net revenue from mobile product applications, partially offset by a decrease of $38.6 million, or 13.9%, in net revenue from PC product applications. Specific reasons for the increase in net revenue were primarily attributable to an increase in the units sold in the mobile product applications market, reflecting both the growing market and an increase in our market share. Within the mobile product applications market, one customer accounted for 14% of fiscal 2013 net revenue. The decrease in PC product applications was primarily a result of lower unit sales reflecting the continued weakness in the worldwide PC product applications market.

Based on industry estimates of unit shipments from calendar 2012 to 2013, the mobile smartphone market is anticipated to increase approximately 22%, the notebook market is anticipated to increase approximately 1%, and the tablet market is anticipated to increase 59%.

Gross Margin.

Gross margin as a percentage of net revenue was 49.1%, or $325.8 million, for fiscal 2013 compared with 46.6%, or $255.6 million, for fiscal 2012. The 250 basis point improvement in gross margin was primarily attributable to a favorable mix of higher margin mobile product applications revenue driven largely by the continued shift in our overall revenue mix to mobile product applications revenue consisting predominately of higher margin chip solutions.

We continuously introduce new product solutions, many of which have life cycles of less than a year. Further, as we sell our capacitive sensing technology in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs and independent of the vertical markets that our products serve. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $26.7 million, to $144.7 million, in fiscal 2013 compared with fiscal 2012. The increase in research and development expenses primarily reflected a $16.0 million increase in employee compensation and employment-related costs, resulting from a 13.9% increase in research and development staffing and annual compensation adjustments, and a $5.8 million increase in infrastructure costs to support the additional staff.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.6 million, to $79.6 million, in fiscal 2013 compared with fiscal 2012. The increase in selling, general, and administrative expenses primarily reflected a $7.6 million increase in employee compensation and employment-related costs resulting from a 11.8% increase in selling, general, and administrative staffing and annual compensation adjustments.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See note 6 to the financial statements contained elsewhere in this report.

Change in Contingent Consideration. Change in contingent consideration reflects the change in fair value of the contingent consideration liability related to our acquisition of Pacinian. See note 5 to the financial statements contained elsewhere in this report.

Gain on property and equipment. The gain on sale of property and equipment resulted from the sale of our former headquarters building.

Operating Income.

We generated operating income of $100.7 million for fiscal 2013, an increase of $33.1 million compared with fiscal 2012. As discussed in the preceding paragraphs, the increase in operating income was primarily the result of increased operating leverage from the 21% increase in net revenue, the decline in operating expenses as a percentage of net revenue, and the higher gross margin percentage.

Non-Operating Income.

Interest Income. Interest income was $865,000 for fiscal 2013 compared with $922,000 for fiscal 2012.

Interest Expense. Interest expense was $17,000 for fiscal 2013 and 2012.

Non-cash interest income. Non-cash interest income related to accretion of interest on our ARS investments.

Impairment of Investments. For fiscal 2013, there was no recognized gain or loss on the redemption of $3.4 million of our ARS investments. For fiscal 2012, we recognized a gain of $77,000 on the redemption of $10.1 million of our ARS investments.

Provision for Income Taxes.

The provision for income taxes was $2.8 million and $14.4 million for fiscal 2013 and 2012, respectively. The income tax provision represented estimated U.S. federal, foreign, and state taxes for fiscal 2013 and 2012. The effective tax rate for fiscal 2013 was approximately 2.8% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed in lower tax rate jurisdictions, the resolution of an income tax audit, and the benefit of research tax credits; partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for fiscal 2012 was approximately 21.0% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed in lower tax rate jurisdictions, the recognition of previously unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

In fiscal 2011, we were notified by the Internal Revenue Service (Service) that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to an audit. The early periods were audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements, which triggered the reevaluation of the measurement of prior year uncertain tax positions and resulted in the recognition of $15.8 million of previously unrecognized tax benefits in fiscal 2013. Our case is currently under review by the Joint Committee of Taxation, which we anticipate will conclude in fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Fiscal 2012 Compared with Fiscal 2011

Net Revenue.

Net revenue was $548.2 million for fiscal 2012 compared with $598.5 million for fiscal 2011, a decrease of $50.3 million, or 8.4%. Of our fiscal 2012 net revenue, $278.1 million, or 50.7%, of net revenue was from the personal computing market and $270.1 million, or 49.3%, of net revenue was from the mobile product applications market. The overall decrease in net revenue for fiscal 2012 was attributable to a $39.1 million, or 12.6%, decrease in net revenue from mobile product applications and a decrease of $11.3 million, or 3.9%, in net revenue from PC product applications. Specific reasons for the decrease in net revenue were primarily attributable to a lower priced product mix in the mobile product applications market and lower revenue from PC peripherals. Net revenue from mobile product applications, was down due to a shift in revenue from higher priced full sensor module solutions to lower priced chip or tail solutions, partially offset by an increase in mobile product unit shipments.

Gross Margin.

Gross margin as a percentage of net revenue was 46.6%, or $255.6 million, for fiscal 2012 compared with 41.1%, or $246.1 million, for fiscal 2011. The 550 basis point improvement in gross margin was primarily attributable to a shift in mobile product revenue from lower margin full sensor module solutions to higher margin chip or tail solutions.

Operating Expenses.

Research and Development Expenses. Research and development activities increased $13.0 million to $118.0 million in fiscal 2012 compared with fiscal 2011. The increase in research and development expenses primarily reflected a $12.0 million increase in employee compensation and employment-related costs, resulting from a 9.6% increase in research and development staffing and annual compensation adjustments.

Selling, General, and Administrative Expenses. Selling, general, and administrative activities increased $1.5 million to $70.0 million in fiscal 2012 compared with fiscal 2011. The increase in selling, general, and administrative expenses primarily reflected a $4.8 million increase in employee compensation and employment-related costs resulting from a 5.2% increase in selling, general, and administrative staffing and annual compensation adjustments, partially offset by a $2.7 million reduction in non-recurring executive officer resignation costs.

Operating Income.

We generated operating income of $67.6 million for fiscal 2012, a decrease of $4.9 million compared with fiscal 2011. As discussed in the preceding paragraphs, the decrease in operating income was primarily attributable to a decrease in net revenue and a $14.4 million increase in our operating expenses, partially offset by an increase in gross profit resulting from improved gross margins.

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

Provision for Income Taxes.

The provision for income taxes was $14.4 million and $9.7 million for fiscal 2012 and 2011, respectively. The income tax provision represented estimated U.S. federal, foreign, and state taxes for fiscal 2012 and 2011. The effective tax rate for fiscal 2012 was approximately 21.0% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed in lower tax rate jurisdictions and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for fiscal 2011 was approximately 13.2% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed in lower tax rate jurisdictions, the recognition of previously unrecognized tax benefits, and the benefit of research tax credits, partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2013. The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report. We have prepared this unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented. Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in thousands, except per share amounts) (unaudited)	June 2013	March 2013	December 2012	September 2012	June 2012	March 2012	December 2011	September 2011
Net revenue	$230,183	$163,324	$143,040	$127,041	$137,607	$131,705	$145,470	$133,446
Cost of revenue	115,062	82,241	74,010	66,471	74,203	69,525	76,747	72,186

Gross margin	115,121	81,083	69,030	60,570	63,404	62,180	68,723	61,260

Operating expenses:
Research and development	40,900	36,740	34,257	32,802	30,476	29,415	29,837	28,226
Selling, general, and administrative	21,521	20,183	19,008	18,908	17,584	18,031	17,721	16,709
Acquired intangibles amortization	262	262	261	240	—	—	—	—
Change in contingent consideration	247	237	576	287	—	—	—	—
Gain on sale of property and equipment	(1,578)	—	—	—	—	—	—	—

Total operating expenses	61,352	57,422	54,102	52,237	48,060	47,446	47,558	44,935

Operating income	53,769	23,661	14,928	8,333	15,344	14,734	21,165	16,325
Interest income	225	197	225	218	240	231	251	200
Interest expense	(4)	(4)	(5)	(4)	(4)	(4)	(5)	(4)
Non-cash interest income	194	—	—	—	—	—	—	—
Impairment (loss)/recovery of investments	—	—	—	—	18	46	(7)	20

Income before income taxes	54,184	23,854	15,148	8,547	15,598	15,007	21,404	16,541
Provision/(benefit) for income taxes	8,864	(12,592)	4,034	2,494	3,298	3,561	4,021	3,526

Net income	$45,320	$36,446	$11,114	$6,053	$12,300	$11,446	$17,383	$13,015

Net income per share:
Basic	$1.37	$1.13	$0.34	$0.18	$0.37	$0.34	$0.53	$0.40

Diluted	$1.29	$1.07	$0.33	$0.18	$0.36	$0.33	$0.51	$0.39

Shares used in computing net income per share:
Basic	32,979	32,234	32,478	32,941	33,321	33,389	32,569	32,875

Diluted	35,150	34,135	33,313	34,014	34,505	35,179	34,005	33,777

Liquidity and Capital Resources

Our cash and cash equivalents, which exclude ARS investments, were $355.3 million as of the end of fiscal 2013 compared with $305.0 million as of the end of fiscal 2012, an increase of $50.3 million. This increase primarily reflected $102.2 million provided from operating cash flows, $37.4 million from the issuance of shares under our employee equity compensation programs, $12.6 million in proceeds from the sale of our former headquarters building, $3.4 million in proceeds from redemptions of ARS investments, partially offset by $48.5 million used for the purchase of property and equipment, which includes the purchase and renovation of our new headquarters campus, $46.3 million used to repurchase shares of our common stock, $5.0 million used for a business acquisition, $4.7 million used for payroll taxes for deferred stock units, and $4.6 used for the payment of contingent consideration. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of June 30, 2013, $304.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities. For fiscal 2013, net cash provided by operating activities of $102.2 million was primarily attributable to net income of $98.9 million plus adjustments for non-cash charges, including share-based compensation costs of $32.2 million, depreciation and amortization of $10.8 million, other non-cash adjustments of $2.2 million and a net change in operating assets and liabilities of $37.7 million. The net change in operating assets and liabilities related primarily to the $44.3 million increase in accounts receivable resulting from the substantial increase in net revenue in the June quarter of fiscal 2013 compared with fiscal 2012. Our days sales outstanding improved from 68 to 58 days from fiscal 2012 to fiscal 2013. Our inventory turns remained stable at 9 for the same period. For fiscal 2012, net cash provided by operating activities of $101.4 million was primarily attributable to net income of $54.1 million plus adjustments for non-cash charges, including share-based compensation costs of $34.2 million, depreciation and deferred taxes aggregating $9.5 million, and a net change in operating assets and liabilities of $4.6 million. Our days sales outstanding increased from 59 to 68 days from fiscal 2011 to fiscal 2012 as our net revenue was more backend loaded in fiscal 2012 than it was in fiscal 2011. Our inventory turns decreased from 11 to 9 for the same period. For fiscal 2011, net cash provided by operating activities of $89.7 million was primarily attributable to net income of $63.8 million plus adjustments for non-cash charges, including share-based compensation costs of $33.9 million, depreciation and deferred taxes aggregating $7.5 million, and a net decrease in operating assets and liabilities of $14.3 million. The net decrease in operating assets and liabilities related primarily to a decrease in accounts payable of $20.7 million. Our days sales outstanding decreased slightly from 63 to 59 days from fiscal 2010 to fiscal 2011 and our inventory turns decreased from 19 to 11 for the same period.

Cash Flows from Investing Activities. Our investing activities for fiscal 2013 included purchases of capital assets, a business acquisition, the sale of a building and land, and redemptions on non-current investments. Net cash used in investing activities for fiscal 2013, 2012, and 2011 was $37.5 million, $14.9 million, and $8.4 million, respectively. Net cash used in investing activities for fiscal 2013 consisted of $48.5 million used for the purchase of capital assets, $5.0 million used for a business acquisition, partially offset by proceeds of $12.6 million for the sale of a building and land as well as proceeds of $3.4 million from redemptions of ARS investments. Net cash used in investing activities for fiscal 2012 consisted of $14.6 million used for a business acquisition, $10.4 million used for the purchase of capital assets, partially offset by proceeds of $10.1 million from redemptions of ARS investments. Net cash used in investing activities for fiscal 2011 consisted of $11.6 million used for the purchase of capital assets, partially offset by proceeds of $3.2 million for redemptions of ARS investments.

Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2013, 2012, and 2011 was $14.3 million, $28.7 million, and $44.0 million, respectively. Our net cash used in financing activities for fiscal 2013 was primarily attributable to $46.3 million used to repurchase shares of our common stock in the open market, $4.7 million used for the payment of payroll taxes for DSUs, $4.6 million used for the payment of contingent consideration, partially offset by $37.4 million of proceeds from common stock issued under our share-based compensation plans. Our net cash used in financing activities for fiscal 2012 was primarily attributable to $61.7 million used to repurchase shares of our common stock in the open market and $3.9 million used for the payment of payroll taxes for DSUs, partially offset by $34.9 million of proceeds from common stock issued under our share-based compensation plans. Our net cash used in financing activities for fiscal 2011 was primarily attributable to $70.2 million used to repurchase shares of our common stock in the open market and $3.1 million used for the payment of payroll taxes for DSUs, partially offset by $26.4 million of proceeds from common stock issued under share-based compensation plans and $2.9 million excess tax benefit from share-based compensation.

Common Stock Purchase Program. In July 2013, our board of directors authorized an additional $100.0 million for our common stock repurchase program bringing the cumulative authorization to $620.0 million, expiring in October 2015. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2013, we repurchased 17,383,932 shares of our common stock in the open market for an aggregate cost of $460.2 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date, if adjusted for the stock split the average cost would be $20.99. As of July 2013, we had $159.8 million remaining under our common stock purchase program.

Bank Credit Facility. We currently maintain a $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, provides for an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during and subsequent to fiscal 2013. We are currently negotiating the renewal of this line of credit for another year.

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

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual. Further, while we do not anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, if we did remit such earnings we would be required to accrue and pay U.S. taxes to repatriate these funds, which would adversely impact our financial position and results of operations.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2013 (in millions):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Convertible senior subordinated notes (1)	$3	$—	$—	$—	$3
Leases	9	3	2	2	2
Purchase obligations and other commitments (2)	17	6	11	—	—

Total	$29	$9	$13	$2	$5

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due under a building construction agreement, contingent consideration, long-term services agreement and inventory purchase obligations with contract manufacturers.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement. As of the end fiscal 2013, we owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016, which is included in the above table. The estimated fair value of the contingent consideration liability as of June 30, 2013 was $8.2 million.

The amounts in the table above exclude unrecognized tax benefits of $8.2 million. As of the end of fiscal 2013, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In July 2013, the FASB issued an accounting standards update on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward, or a tax credit carryforward exists. The new standard requires that an unrecognized tax benefit should be presented as a reduction of deferred tax assets for a net operating loss carryforward, a similar tax loss carryforward, or a tax credit carryforward, if such carryforwards are required or expected to settle additional income taxes in the event the uncertain tax position is disallowed. The new standard also requires in situations carryforwards cannot be used or the deferred tax assets are not intended to be used for such purpose, that the unrecognized tax benefit should be recorded as a liability and should not be presented as a reduction of deferred tax assets. We are required to adopt this standard for our interim and annual periods in fiscal 2015. We are currently evaluating the impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and ARS investments. We do not use our investment portfolio for trading or other speculative purposes.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash equivalents and investments as of the end of fiscal 2013 (in thousands, except average interest rates):

Fiscal Year Ended June	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Cash equivalents – variable rate
Money market	$350,521	$—	$—	$—	$—	$—	$350,521	$350,521
Average interest rate	0.14%	—	—	—	—	—	0.14%
Total cash equivalents	$350,521	$—	$—	$—	$—	$—	$350,521	$350,521
Average interest rate	0.14%	—	—	—	—	—	0.14%
Non-current investments	$—	$—	$2,000	$—	$13,500	$8,500	$24,000	$16,969
Average interest rate	—	—	0.69%	—	2.46%	1.49%	2.07%

Our Convertible Senior Subordinated Notes bear a fixed coupon interest rate of 0.75% and mature in December 2024. The noteholders could require us to repurchase their notes on December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indenture governing the notes. In addition, if certain stock price conditions are met a conversion right could trigger providing noteholders with the right to convert all or a portion of their notes. The early repayment of the notes is not reflected in the preceding schedule.

Our non-current investments, which consist of ARS investments, have a par value of $24.0 million and have failed to settle in auctions beginning in 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2013, $3.4 million of our ARS investments were redeemed at par and we had no recognized gain or loss on the redemption of these investments.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2013 using a trinomial discounted cash flow analysis. The analysis considered, among other factors, the following:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $11.8 million maturing from fiscal 2016 to fiscal 2018 and $3.2 million maturing from fiscal 2044 to fiscal 2046, and $2.0 million with no maturity. Of our ARS investments $5.5 million par value are investment grade; and the remaining $18.5 million par value are below investment grade.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and debt obligations subsequent to fiscal 2013.

Foreign currency exchange risk

All of our revenue and approximately 92% of our consolidated costs are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial to date. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 29, 2013, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which was issued in 1992. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 29, 2013. The effectiveness of our internal control over financial reporting as of June 29, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-2.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. Business – Executive Officers of the Registrant.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Certificate of Incorporation (1)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (5)

4	Form of Common Stock Certificate (6)

4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4(c)	Amendment No. 1 to Rights Agreement (7)

4.6	Form of Indenture (8)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (9)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (10)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (11)

10.8*	401(k) Profit Sharing Plan (12)

10.17*	Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; as of May 22, 2012 with Bret Sewell, and as of January 28, 2013 with Scott Deutsch (1)

10.24(a)*	2010 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (21)

10.25*	2010 Employee Stock Purchase Plan (14)

10.26*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (16)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Agreement entered into by Richard A. Bergman as of October 4, 2011 (18)

10.28(a)*	Amended and Restated Change of Control Severance Agreement entered into by Richard Bergman as of November 15, 2012 (21)

10.29*	Severance Policy for Principal Executive Officers (18)

10.30	Agreement of Purchase and Sale and Escrow Instructions dated as of June 25, 2012 between McKay Henry, LLC and the registrant (19)

10.30(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of July 2, 2012 between McKay Henry, LLC and the registrant (19)

10.31	Release and Separation Agreement dated September 4, 2012, by and among the registrant and David B. Long. (20)

10.32*	Form of Change of Control Severance Agreement entered into with the following executive officers as of November 15, 2012: Kathy Bayless, Kevin Barber, Bret Sewell, Stan Swearingen, and Alex Wong, and as of January 28, 2013 with Scott Deutsch (21)

10.33	Agreement of Purchase and Sale and Escrow Instructions dated as of October 19, 2012 between Orchard Partners, LLC and the registrant (21)

10.33(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of November 19, 2012 between Orchard Partners, LLC and the registrant (21)

10.33(b)	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of January 4, 2013 between Orchard Partners, LLC and the registrant (22)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 21, 2002.
(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(6)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC on November 21, 2008 and declared effective May 7, 2009.
(9)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(11)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(12)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.
(13)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 4, 2012.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
(19)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 27, 2012.
(20)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2012.
(21)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 1, 2013.
(22)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 3, 2013.
*	Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date August 19, 2013	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bergman	President and Chief Executive Officer,
Richard A. Bergman	and Director	August 19, 2013

/s/ Kathleen A. Bayless	Senior Vice President, Chief Financial Officer,	August 19, 2013
Kathleen A. Bayless	Secretary and Treasurer (Principal
Financial and Accounting Officer)

/s/ Francis F. Lee	Chairman of the Board	August 19, 2013
Francis F. Lee

/s/ Jeffrey D. Buchanan	Director	August 19, 2013
Jeffrey D. Buchanan

/s/ Nelson C. Chan	Director	August 19, 2013
Nelson C. Chan

/s/ Keith B. Geeslin	Director	August 19, 2013
Keith B. Geeslin

/s/ Russell J. Knittel	Director	August 19, 2013
Russell J. Knittel

/s/ Richard L. Sanquini	Director	August 19, 2013
Richard L. Sanquini

/s/ James L. Whims	Director	August 19, 2013
James L. Whims

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Certificate of Incorporation (1)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (3)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (4)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (5)

4	Form of Common Stock Certificate (6)

4(b)	Rights Agreement, dated as of August 15, 2002, between the registrant and American Stock Transfer & Trust Company, as Rights Agent (2)

4(c)	Amendment No. 1 to Rights Agreement (7)

4.6	Form of Indenture (8)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (9)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (10)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (11)

10.8*	401(k) Profit Sharing Plan (12)

10.17*	Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan; as of April 2, 2007 with Mark N. Vena; as of October 23, 2007 with James L. Whims; as of January 7, 2008 with David B. Long; as of March 2, 2009 with Kathleen A. Bayless; as of June 23, 2010 with Stanley A. Swearingen; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; as of May 22, 2012 with Bret Sewell, and as of January 28, 2013 with Scott Deutsch (1)

10.24(a)*	2010 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (21)

10.25*	2010 Employee Stock Purchase Plan (14)

10.26*	Separation Agreement and Release dated October 13, 2010 by and among the registrant and Thomas J. Tiernan (16)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Agreement entered into by Richard A. Bergman as of October 4, 2011 (18)

10.28(a)*	Amended and Restated Change of Control Severance Agreement entered into by Richard Bergman as of November 15, 2012 (21)

10.29*	Severance Policy for Principal Executive Officers (18)

10.30	Agreement of Purchase and Sale and Escrow Instructions dated as of June 25, 2012 between McKay Henry, LLC and the registrant (19)

10.30(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of July 2, 2012 between McKay Henry, LLC and the registrant (19)

10.31	Release and Separation Agreement dated September 4, 2012, by and among the registrant and David B. Long. (20)

10.32*	Form of Change of Control Severance Agreement entered into with the following executive officers as of November 15, 2012: Kathy Bayless, Kevin Barber, Bret Sewell, Stan Swearingen, and Alex Wong, and as of January 28, 2013 with Scott Deutsch (21)

10.33	Agreement of Purchase and Sale and Escrow Instructions dated as of October 19, 2012 between Orchard Partners, LLC and the registrant (21)

10.33(a)	First Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of November 19, 2012 between Orchard Partners, LLC and the registrant (21)

10.33(b)	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions dated as of January 4, 2013 between Orchard Partners, LLC and the registrant (22)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 21, 2002.
(2)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(5)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(6)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 24, 2008.
(8)	Incorporated by reference to the registrant’s registration statement on Form S-3 (Registration No. 333-155582) as filed with the SEC on November 21, 2008 and declared effective May 7, 2009.
(9)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(11)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(12)	Incorporated by reference to the registrant’s registration statement on Form S-1 (Registration No. 333-56026) as filed with the SEC on August 17, 2001 and declared effective January 28, 2002.
(13)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2010.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 4, 2012.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2010.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
(19)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 27, 2012.
(20)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 2, 2012.
(21)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 1, 2013.
(22)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 3, 2013.
*	Indicates a contract with management or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synaptics Incorporated:

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2013. We also have audited the Company’s internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 1992. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP

Santa Clara, California

August 19, 2013

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June	June
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$355,303	$305,005
Accounts receivable, net of allowances of $883 and $567, respectively at June 2013 and 2012	148,454	104,140
Inventories	49,948	31,667
Prepaid expenses and other current assets	6,715	5,365

Total current assets	560,420	446,177
Property and equipment, net	58,035	24,903
Goodwill	20,695	18,995
Purchased intangibles	13,110	12,800
Non-current investments	16,969	15,321
Other assets	22,037	23,309

	$691,266	$541,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,710	$55,220
Accrued compensation	23,728	12,642
Income taxes payable	10,751	11,221
Other accrued liabilities	31,437	26,515

Total current liabilities	149,626	105,598
Notes payable	2,305	2,305
Other liabilities	17,480	36,812
Commitments and contingencies
Stockholders’ Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 50,673,758 and 48,680,348 shares issued, and 33,289,826 and 32,896,256 shares outstanding, at June 2013 and 2012, respectively	51	49
Additional paid-in capital	539,170	471,569
Treasury stock: 17,383,932 and 15,784,092 common shares at June 2013 and 2012, respectively, at cost	(460,160)	(413,885)
Accumulated other comprehensive income	6,802	1,998
Retained earnings	435,992	337,059

Total stockholders’ equity	521,855	396,790

	$691,266	$541,505

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal
	2013	2012	2011
Net revenue	$663,588	$548,228	$598,538
Cost of revenue	337,784	292,661	352,468

Gross margin	325,804	255,567	246,070

Operating expenses:
Research and development	144,699	117,954	105,003
Selling, general, and administrative	79,620	70,045	68,549
Acquired intangibles amortization	1,025	—	—
Change in contingent consideration	1,347	—	—
Gain on sale of property and equipment	(1,578)	—	—

Total operating expenses	225,113	187,999	173,552

Operating income	100,691	67,568	72,518
Interest income	865	922	911
Non-cash interest income	194	—	—
Interest expense	(17)	(17)	(17)
Impairment recovery on investments, net	—	77	59

Income before provision for income taxes	101,733	68,550	73,471
Provision for income taxes	2,800	14,406	9,675

Net income	$98,933	$54,144	$63,796

Net income per share:
Basic	$3.03	$1.64	$1.87

Diluted	$2.89	$1.57	$1.80

Shares used in computing net income per share:
Basic	32,658	33,030	34,042

Diluted	34,239	34,435	35,454

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal
	2013	2012	2011
Net income	$98,933	$54,144	$63,796
Other comprehensive income:
Change in unrealized net gain/(loss) on investments	4,804	(522)	1,005

Comprehensive income	$103,737	$53,622	$64,801

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Income/(Loss)	Earnings	Equity
Balance at June 2010	44,891,834	$45	$347,764	$(281,932)	$1,515	$219,119	$286,511
Net income	—	—	—	—	—	63,796	63,796
Net unrealized gain on available-for-sale investments	—	—	—	—	1,005	—	1,005
Issuance of common stock for share-based award compensation plans	1,940,374	2	26,421	—	—	—	26,423
Payroll taxes for deferred stock units	—	—	(3,147)	—	—	—	(3,147)
Purchases of treasury stock	—	—	—	(70,210)	—	—	(70,210)
Tax benefit associated with share-based awards	—	—	1,690	—	—	—	1,690
Share-based compensation	—	—	33,925	—	—	—	33,925

Balance at June 2011	46,832,208	47	406,653	(352,142)	2,520	282,915	339,993
Net income	—	—	—	—	—	54,144	54,144
Net unrealized loss on available-for-sale investments	—	—	—	—	(522)	—	(522)
Issuance of common stock for share-based award compensation plans	1,848,140	2	34,874	—	—	—	34,876
Payroll taxes for deferred stock units	—	—	(3,946)	—	—	—	(3,946)
Purchases of treasury stock	—	—	—	(61,743)	—	—	(61,743)
Tax shortfall associated with share-based awards	—	—	(173)	—	—	—	(173)
Share-based compensation	—	—	34,161	—	—	—	34,161

Balance at June 2012	48,680,348	49	471,569	(413,885)	1,998	337,059	396,790
Net income	—	—	—	—	—	98,933	98,933
Net unrealized gain on available-for-sale investments	—	—	—	—	4,804	—	4,804
Issuance of common stock for share-based award compensation plans	1,993,410	2	37,432	—	—	—	37,434
Payroll taxes for deferred stock units	—	—	(4,692)	—	—	—	(4,692)
Purchases of treasury stock	—	—	—	(46,275)	—	—	(46,275)
Tax benefit associated with share-based awards	—	—	2,651	—	—	—	2,651
Share-based compensation	—	—	32,210	—	—	—	32,210

Balance at June 2013	50,673,758	$51	$539,170	$(460,160)	$6,802	$435,992	$521,855

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal
	2013	2012	2011
Cash flows from operating activities
Net income	$98,933	$54,144	$63,796
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	32,210	34,161	33,925
Depreciation and amortization	10,846	10,409	11,169
Gain on sale of property and equipment	(1,578)	—	—
Net excess tax benefit (shortfall) realized from share-based compensation	2,651	(173)	1,690
Excess tax benefit from share-based compensation	(3,817)	(2,153)	(2,886)
Accretion and remeasurement of contingent consideration liability	1,347	—	—
Deferred taxes	(890)	(741)	(3,666)
Impairment of property and equipment	300	1,269	—
Non-cash interest income	(194)	—	—
Impairment recovery on investments, net	—	(77)	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(44,314)	(10,329)	7,701
Inventories	(16,872)	(2,817)	(10,183)
Prepaid expenses and other current assets	(109)	(530)	(146)
Other assets	921	1,894	332
Accounts payable	23,264	10,235	(20,688)
Accrued compensation	11,086	(634)	1,880
Income taxes	(15,940)	3,000	2,975
Other accrued liabilities	4,313	3,735	3,873

Net cash provided by operating activities	102,157	101,393	89,713

Cash flows from investing activities
Proceeds from sales of non-current investments	3,350	10,110	3,200
Proceeds from sale of property and equipment	12,626	—	—
Acquisition of business, net of cash acquired	(5,000)	(14,632)	—
Purchases of property and equipment	(48,519)	(10,359)	(11,570)

Net cash used in investing activities	(37,543)	(14,881)	(8,370)

Cash flows from financing activities
Payment of contingent consideration liability	(4,600)	—	—
Purchases of treasury stock	(46,275)	(61,743)	(70,210)
Proceeds from issuance of shares	37,434	34,876	26,423
Excess tax benefit from share-based compensation	3,817	2,153	2,886
Payroll taxes for deferred stock units	(4,692)	(3,946)	(3,147)

Net cash used in financing activities	(14,316)	(28,660)	(44,048)

Net increase in cash and cash equivalents	50,298	57,852	37,295
Cash and cash equivalents at beginning of period	305,005	247,153	209,858

Cash and cash equivalents at end of period	$355,303	$305,005	$247,153

Supplemental disclosures of cash flow information
Cash paid for taxes	$18,716	$12,305	$9,574

Property and equipment unpaid	$5,226	$—	$—

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently target the markets for mobile product applications, including mobile smartphones and feature phones; tablets; the personal computer, or PC, product applications market, primarily notebook and ultrabook computers; and other select electronic device markets, with our customized human interface solutions. Every solution we deliver either contains or consists of our touch-based semiconductor solution, which includes our capacitive sensing ASIC, customer-specific firmware, and software. Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for mobile smartphones and feature phones and most of the tier one PC OEMs.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were a 52-week period ended June 29, 2013, a 53-week period ended June 30, 2012 and a 52-week period ended June 25, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, contingent consideration liability and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our cash equivalents and investments classified as available-for-sale securities as of the end of fiscal 2013 and 2012 were as follows (in thousands):

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as cash equivalents:
Money market funds	$350,521	$—	$—	$350,521
Reported as non-current investments:
Auction rate securities	10,167	6,980	178	16,969

Total available-for-sale securities	$360,688	$6,980	$178	$367,490

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Reported as cash equivalents:
Money market funds	$301,451	$—	$—	$301,451
Reported as non-current investments:
Auction rate securities	13,323	2,276	278	15,321

Total available-for-sale securities	$314,774	$2,276	$278	$316,772

Fair Value

We measure certain financial assets and liabilities at fair value. When we measure fair value on either a recurring or nonrecurring basis, inputs used in valuation techniques are assigned a hierarchical level as follows:

•	Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

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

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2013 and 2012 were as follows (in thousands):

	2013		2012
	Level 1	Level 3	Level 1	Level 3
Assets
Money market	$350,521	$—	$301,451	$—
Auction rate securities	—	16,969	—	15,321

Total	$350,521	$16,969	$301,451	$15,321

Liabilities
Contingent consideration liability recorded for business acquisition	$—	$8,247	$—	$11,900

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement, and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of June 30, 2013, we owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016.

We have classified the contingent consideration liability recorded for a business acquisition as a Level 3 liability, of which $8.1 million and $11.9 million is included in the non-current portion of other liabilities as of the end of fiscal 2013 and 2012, respectively, and $196,000 has been included in other current liabilities as of the end of fiscal 2013. The contingent consideration liability is estimated applying a probability-weighted discounted cash flow model with an assumed discount rate of approximately 13% as of the end of fiscal 2013. There were no Level 2 financial assets or liabilities as of the end of fiscal 2013 or 2012.

Changes in fair value of our Level 3 financial assets for fiscal 2013 and 2012 were as follows (in thousands):

	2013	2012
Beginning balance	$15,321	$25,876
Net unrealized gain/(loss)	4,998	(522)
Impairment recovery of redeemed investments	—	77
Redemptions	(3,350)	(10,110)

Ending balance	$16,969	$15,321

Changes in fair value of contingent consideration measured using significant unobservable inputs (Level 3) for fiscal 2013 and 2012 were as follows (in thousands):

	2013	2012
Beginning balance	$11,900	$—
Contingent consideration liability incurred	—	11,900
Settlement of contingent consideration liability	(5,000)	—
Accretion and remeasurement	1,347	—

Ending balance	$8,247	$11,900

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during fiscal 2013 or 2012.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. The fair value of our notes payable approximates carrying value in all material respects. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or equivalent. Included within our investment portfolio are investments in ARS investments, which met our investment guidelines at the time of our investment. Our ARS investments are currently not liquid as a result of continued auction failures.

We sell our products to contract manufacturers that provide manufacturing services for OEMs and to some OEMs directly. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral.

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2013 and 2012:

	2013	2012
Customer A	27%	*
Customer B	*	14%
Customer C	*	12%

*	Less than 10%

Other Concentrations

Our products include certain components that are currently single sourced. We believe other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, we strive to maintain an adequate supply of critical single-sourced components.

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment of the product. We accrue for estimated sales returns, incentives and other allowances at the time we recognize revenue. Our products contain embedded firmware and software that allows for further differentiation and customer integration, which together with, or consisting of, our ASIC chip delivers the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.

Advertising Costs

Advertising costs, if any, are expensed when incurred.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required. For all periods presented, credit losses on our accounts receivable have been insignificant, and we believe that an adequate allowance for doubtful accounts has been provided.

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers, and the related assembly, package, and test costs of our die and packaged ASICs. Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance and manufacturing support; logistics costs; depreciation of equipment supporting manufacturing; license amortization; inventory write-downs and losses on purchase obligations; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2013 and 2012 and consisted of the following (in thousands):

	2013	2012
Raw materials	$38,181	$26,957
Finished goods	11,767	4,710

	$49,948	$31,667

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we record a write-down, if necessary, to reduce the carrying value of the inventory purchased to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the lease term or the useful life of the asset.

Foreign Currency

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. All of our revenue and approximately 92% of our consolidated costs are denominated in U.S. dollars. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Remeasurement of monetary assets and liabilities that are not denominated in the functional currency are included currently in operating results. Foreign currency losses included in operating results for fiscal 2013, 2012, and 2011 were not material. To date, we have not undertaken hedging transactions related to foreign currency exposure.

Goodwill

We review the carrying value of goodwill at least annually for impairment during the last quarter of our fiscal year. The frequency of our review is dictated by events or changes in circumstances indicating that the carrying value may be impaired.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets. There were no events during the fiscal year that triggered an impairment of our long-lived assets.

Other Accrued Liabilities

As of the end of fiscal 2013 and 2012, other accrued liabilities consisted of the following (in thousands):

	2013	2012
Customer obligations	$16,291	$13,076
Inventory obligations	6,333	5,680
Warranty	1,696	2,175
Other	7,117	5,584

	$31,437	$26,515

Segment Information

We operate in one segment: the development, marketing, and sale of intuitive human interface solutions for electronic devices and products.

Share-Based Compensation Costs

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatilities were used in estimating the fair value of our stock option awards. The expected life for our options was previously estimated based on historical trends since our initial public offering. In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years and we began using the simplified method of establishing the expected life as we did not have any history of options with seven-year lives. In fiscal 2013, we began to grant options which vest over a three-year period rather than a four-year period and we continued to use the simplified method of establishing the expected life as we do not have any history of options which vest over a three year period. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. Further, we estimate forfeitures for share-based awards that are not expected to vest. We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally three to four years for our stock option and deferred stock unit, or DSU, awards, three years for our market stock unit, or MSU, awards, and up to two years for our employee stock purchase plan.

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

Changes in our warranty liability (included in other accrued liabilities) for fiscal 2013 and 2012 were as follows (in thousands):

	2013	2012
Beginning accrued warranty	$2,175	$2,984
Provision for product warranties	875	1,759
Cost of warranty claims and settlements	(1,354)	(2,568)

Ending accrued warranty	$1,696	$2,175

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

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

Research and Development

Research and development costs are expensed as incurred.

2. Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2013, 2012, and 2011 was as follows (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income	$98,933	$54,144	$63,796

Denominator:
Shares, basic	32,658	33,030	34,042
Effect of dilutive share-based awards	1,581	1,405	1,412

Shares, diluted	34,239	34,435	35,454

Net income per share:
Basic	$3.03	$1.64	$1.87

Diluted	$2.89	$1.57	$1.80

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2013, 2012, and 2011 as follows (in thousands):

	2013	2012	2011
Share-based awards	1,742	3,841	3,584

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

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of our stock options, DSUs, MSUs, and convertible notes. Under the treasury stock method, shares associated with our convertible notes are included in the calculation of diluted net income per share only if the weighted average price of our common stock exceeds $33.69 during the reporting period.

3. Auction Rate Securities

Our ARS investments, which are included in non-current investments, have failed to settle in auctions beginning in 2007. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During fiscal 2013, 2012, and 2011, $3.4 million, $10.1 million, and $3.2 million, respectively, of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2013 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $11.8 million that mature from fiscal 2016 to 2018, $3.2 million that mature from 2044 to 2046, and $2.0 million that have no maturity. Of our ARS investments, $5.5 million par value are investment grade and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of the end of fiscal 2013, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$3,500	$(179)	$3,321	$(168)	$3,153
Credit linked notes	13,500	(8,571)	4,929	4,980	9,909
Preferred stock	5,000	(5,000)	—	2,000	2,000
Municipals	2,000	(83)	1,917	(10)	1,907

Total ARS	$24,000	$(13,833)	$10,167	$6,802	$16,969

All of the ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

The various types of ARS investments we held as of the end of fiscal 2012, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in thousands):

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

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell our ARS investments and it is not more likely than not that we will be required to sell our ARS investments before the recovery of the amortized cost basis. We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly.

4. Property and Equipment

Property and equipment as of the end of fiscal 2013 and 2012 consisted of the following (in thousands):

	Life	2013	2012
Land	—	$7,900	$2,500
Building and building improvements	35 years	27,000	11,172
Computer equipment	3 years	10,536	6,983
Manufacturing equipment	1 year to 5 years	22,508	18,519
Furniture, fixtures, and leasehold improvements	3 years to 5 years	11,157	7,096
Capitalized software	3 years to 7 years	14,219	11,762

		93,320	58,032
Accumulated depreciation and amortization		(35,285)	(33,129)

Property and equipment, net		$58,035	$24,903

For fiscal 2013 and 2012, we retired fully depreciated equipment and furniture with an original cost of $4.3 million and $5.1 million, respectively.

In fiscal year 2013, we acquired a new headquarters campus in San Jose, California, consisting of three office buildings of approximately 151,000 square feet of space and approximately 7.84 acres of land for $11.8 million, exclusive of adjustments and closing costs. Upon completion of renovations and improvements, including adding approximately 10,000 square feet to one of the buildings, in June 2013, we consolidated our Santa Clara workforce into the new location.

In fiscal 2013, we sold our Santa Clara headquarters property for $12.6 million and recorded a net gain on sale of property and equipment of $1.6 million.

5. Acquisitions

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

The acquisition date fair value of the consideration transferred totaled $26.9 million, which consisted of the following (in thousands):

Cash	$15,016
Contingent consideration liability	11,900

$26,916

The contingent consideration arrangement required us to pay $5.0 million of additional consideration to Pacinian’s former stockholders, due upon customer acceptance of a ThinTouch product, and up to $10.0 million of additional consideration to Pacinian’s former stockholders, at a rate of $0.60 for each unit shipped utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration arrangement as of the acquisition date was $11.9 million. We estimated the fair value of the contingent consideration for both customer acceptance and for unit shipments using a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. The key assumptions in applying the probability-weighted discounted cash flow model for the $5.0 million additional consideration due upon customer acceptance was a 5.1% discount rate under five equally weighted cash flow scenarios. The key assumptions in applying the probability-weighted discounted cash flow model for the $10.0 million additional consideration based on unit shipments was a 12.4% discount rate under five equally weighted cash flow scenarios. The contingent consideration liability is remeasured at fair value each reporting period with adjustments related to accretion and changes in amount and timing of expected cash flows recorded in operating expenses. The $5.0 million of additional consideration due upon customer acceptance was paid in fiscal 2013. In our consolidated statements of cash flows for the fiscal year ended June 30, 2013, $4.6 million of the payment of contingent consideration was classified as cash flows from financing activities and $400,000 was classified as cash flows from operating activities.

We operate in one segment; therefore, the goodwill was allocated to a company-wide reporting unit. None of the goodwill is deductible for income tax purposes.

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

6. Purchased Intangibles

The following table summarizes the life, the gross carrying value of our purchased intangible assets, and the related accumulated amortization as of the end of fiscal 2013 and 2012 (in thousands):

	Life	2013	2012
In-process research and development	To be determined	$8,900	$8,900
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	—
Patents	5 years	100	100

		14,135	12,800
Accumulated amortization		(1,025)	—

Purchased intangibles, net		$13,110	$12,800

Amortization expense is calculated using the straight-line method over the estimated useful lives of the purchased intangibles. The total amortization expense for the purchased intangible assets was $1.0 million in fiscal year 2013 and zero in fiscal year 2012. This amortization expense was included in our consolidated statements of income as acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense in future fiscal years (in thousands):

2014	$1,047
2015	1,047
2016	1,047
2017	1,047
2018	22
To be determined	8,900

Future amortization	$13,110

The in-process research and development intangible asset was recognized in connection with the acquisition of Pacinian. At the end of fiscal 2013, we determined the underlying project is still under development as a significant amount of future research and development costs are expected to be incurred and additional development is required to overcome the remaining technological risks. We expect to complete this project and begin to amortize the related in-process research and development intangible asset sometime in fiscal 2014.

7. Commitments and Contingencies

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2014 to fiscal 2022, some of which have renewal options of one to five years. Our leased office facilities are located in China, Finland, Hong Kong, Japan, Korea, Switzerland, Taiwan, and the United States. We recognized rent expense on a straight-line basis of $4.6 million, $4.3 million, and $4.0 million for fiscal 2013, 2012, and 2011, respectively.

The aggregate future minimum rental commitments in future fiscal years for noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Fiscal Year	Operating Lease Payments
2014	$3,133
2015	1,966
2016	997
2017	620
2018	443
Thereafter	1,408

Total minimum operating lease payments	$8,567

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

Line of Credit

We have an unsecured $50.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2013, has an interest rate equal to the prime lending rate or 250 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We did not borrow any amounts under the line of credit during fiscal 2013. We are currently negotiating the renewal of this line of credit for another year.

8. Convertible Senior Subordinated Notes

In December 2004, we issued an aggregate of $125.0 million of convertible notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, and in fiscal 2009 and 2010, we repurchased and retired $122.7 million of our outstanding notes. As of the end of fiscal 2013, $2.3 million par value of our notes remained outstanding and have been classified as long-term as the next date noteholders can require us to repurchase all or a portion of their notes is in December 2014. However, if certain stock price conditions are met a conversion right could trigger providing noteholders with the right to convert all or a portion of their notes prior to December 2014.

9. Stockholders’ Equity

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

Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of common stock. As of the end of fiscal 2013, there were no shares of preferred stock outstanding and we have no current plans to issue any shares of preferred stock.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2013 were as follows:

Stock options outstanding	6,030,287
Deferred stock units outstanding	1,005,435
Market stock units outstanding	67,400
Awards available for grant under all share-based compensation plans	1,674,601

Reserved for future issuance	8,777,723

Treasury Stock

In July 2013, our board of directors authorized an additional $100 million for our common stock purchase program bringing the cumulative authorization to $620.0 million, expiring in October 2015. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the date of the additional authorization we had $159.8 million remaining under our common stock repurchase program.

10. Share-Based Compensation

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, we determine share-based compensatory awards issued subsequent to the initial award to our employees and consultants primarily on individual performance. Our share-based compensation plans with outstanding awards consist of our 2001 Incentive Compensation Plan, as amended, or our 2001 Plan, our Amended and Restated 2010 Incentive Compensation Plan, or our 2010 Plan, and our 2010 Employee Stock Purchase Plan, or our 2010 ESPP.

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2013, were as follows:

	Awards Available Under All Share-Based Award Plans	2001 Incentive Compensation Plan	2010 Incentive Compensation Plan	2010 Employee Stock Purchase Plan
Balance at June 2012	2,372,348	—	2,041,032	331,316
Additional shares authorized	328,962		—	328,962
Stock options granted	(513,448)		(513,448)	—
Deferred stock units granted	(572,225)		(572,225)	—
Market stock units granted	(74,000)		(74,000)
Purchases under employee stock purchase plan	(327,465)		—	(327,465)
Forfeited	596,488	136,059	460,429	—
Plan shares expired	(136,059)	(136,059)	—	—

Balance at June 2013	1,674,601	—	1,341,788	332,813

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan. Option awards and DSUs that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of the grant agreements.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Cost of revenue	$911	$1,129	$1,294
Research and development	15,775	15,509	13,823
Selling, general, and administrative	15,524	17,523	18,808

Total	$32,210	$34,161	$33,925

Income tax benefit on share-based compensation	$9,202	$9,589	$9,745

We recognize tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, and DSU and MSU awards, but we cannot recognize tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options we recognize tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases.

We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit based on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable.

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of the end of fiscal 2013. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Our share-based compensation plans with outstanding stock option awards include our 2001 Plan and our 2010 Plan. Under our 2010 Plan, we may grant incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant. Stock options granted to our employees generally are incentive stock options, or qualified options, under the Internal Revenue Code, subject to calendar year vesting limitations with any balance being nonqualified stock options, while consultants and directors receive nonqualified stock options.

Options granted under our 2010 Plan generally vest over three to four years from the vesting commencement date and expire seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2013 and balances as of the end of fiscal 2013 were as follows:

	Stock Option Awards Outstanding	Weighted Average Exercise Price	Intrinsic Value (In thousands)
Balance at June 2012	7,339,024	$25.34
Granted	513,448	31.96
Exercised	(1,350,372)	22.78
Forfeited	(471,813)	29.52

Balance at June 2013	6,030,287	26.15	$75,334

Exercisable at June 2013	4,553,792	25.17	$61,098

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2013, or June 28, 2013, of $38.56 and excludes the impact of options that were not in-the-money. Approximately 75% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2013.

At the end of fiscal 2013, we estimated fully vested options and options expected to vest to be 5.9 million with an aggregate intrinsic value of $74.3 million, having a weighted average exercise price of $26.09 and a weighted average remaining contractual term of 4.9 years. The weighted average remaining contractual term for the options exercisable is approximately 4.7 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Cash received	$30,766	$28,939	$19,445
Aggregate intrinsic value	$23,559	$16,878	$17,684

The fair value of each award granted from our plans for fiscal 2013, 2012, and 2011 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2013	2012	2011
Expected volatility	41.8% - 48.9%	44.6% - 47.6%	42.7% - 47.0%
Expected life in years	3.5 - 4.6	4.6	4.6 - 5.1
Risk-free interest rate	0.62% - 0.72%	0.7% - 1.3%	1.2% - 2.1%
Fair value per award	$7.26 - $14.95	$8.86 - $14.13	$10.00 - $12.58

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $18.9 million as of the end of fiscal 2013 to be recognized over a weighted average period of approximately 2.0 years.

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

DSUs granted under our 2010 Plan generally vest ratably over three to four years from the vesting commencement date. Delivery of shares under the plan takes place on the quarterly vesting dates. At the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net quantity of shares. Until delivery of shares, the grantee has no rights as a stockholder.

An election to defer delivery of the underlying shares for unvested DSUs can be made by the grantee provided the deferral election is made at least one year before vesting and the deferral period is at least five years from the scheduled delivery date.

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2013, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2013 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in thousands)	Fair Value
Balance at June 30, 2012	1,009,336		$29.12
Granted	572,225		28.61
Delivered	(458,051)		32.12
Forfeited	(118,075)		29.24

Balance at June 30, 2013	1,005,435	$38,770	29.24

Of the shares delivered, 142,479 shares valued at $4.7 million were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2013, or June 28, 2013, of $38.56.

The unrecognized share-based compensation cost for DSUs granted under our 2001 Plan and our 2010 Plan was approximately $29.8 million as of the end of fiscal 2013, which will be recognized over a weighted average period of approximately 2.2 years. The aggregate market value of DSUs delivered in fiscal 2013, 2012, and 2011 was $14.7 million, $13.3 million, and $11.1 million, respectively.

Market Stock Units

Our 2010 Plan provides for the grant of MSU awards, which are a type of DSU award, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement. We began granting MSUs in November 2012.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2013, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2013 were as follows:

		Aggregate
		Intrinsic
	MSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2012	—
Granted	74,000
Delivered	—
Forfeited	(6,600)

Balance at June 30, 2013	67,400	$2,599

We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period. The weighted average grant date fair value for the MSUs granted was $25.82. The unrecognized share-based compensation cost for MSUs granted was approximately $1.5 million as of June 30, 2013, which will be recognized over a weighted average period of approximately 1.25 years. As of June 30, 2013, the aggregate intrinsic value of the MSUs calculated assuming a 100% payout factor, was determined using the closing price of our common stock on June 28, 2013 of $38.56.

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2013, 2012, and 2011 were as follows (in thousands, except shares purchased and weighted average purchase price):

	2013	2012	2011
Shares purchased	327,465	242,225	397,204
Weighted average purchase price	$20.36	$24.51	$17.57
Cash received	$6,668	$5,937	$6,978
Aggregate intrinsic value	$4,845	$1,534	$4,327

In accordance with accounting standards related to the accounting for employee stock purchase plans with a look-back option, the early termination of an offering period followed by the commencement of a new offering period represents a modification to the terms of the related awards. Under the terms of our 2010 ESPP, the offering period that commenced on May 16, 2012 was terminated on November 15, 2012 and a new offering period commenced on November 16, 2012. The November 16, 2012 modification affected approximately 474 employees and resulted in incremental compensation costs that were not material and that will be recognized on a straight-line basis over the two-year period ending November 15, 2014.

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

Under the terms of our 2010 ESPP, the offering period that commenced on January 3, 2011 was terminated on May 13, 2011 and a new offering period commenced on May 16, 2011. The May 16, 2011 modification affected approximately 437 employees and resulted in incremental compensation costs that were not material and that were recognized on a straight-line basis over the two-year period ending May 15, 2013.

The fair value of each award granted under our 2001 ESPP and 2010 ESPP for fiscal 2013, 2012, and 2011 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2013	2012	2011
Expected volatility	38.6% - 40.2%	34.0% - 37.3%	32.5% - 48.6%
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.12% - 0.24%	0.1% - 0.3%	0.1% - 0.6%
Fair value per award	$6.26 - $14.73	$6.72 - $9.32	$6.77 - $11.56

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

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2013 were approximately $5.7 million that will be amortized over the next 16 months.

11. Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $17,500. The annual limit for employees who are 50 years or older is $23,000. In fiscal 2013, we provided matching funds of 25% of the employees’ contributions, excluding catch-up contributions. The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year. We made matching contributions of $1.4 million, $1.2 million, and $1.0 million, in fiscal 2013, 2012, and 2011, respectively.

12. Income Taxes

Income (loss) before provision for income taxes for fiscal 2013, 2012, and 2011 consisted of the following (in thousands):

	2013	2012	2011
United States	$44,005	$3,602	$(915)
Foreign	57,728	64,948	74,386

Income before provision for income taxes	$101,733	$68,550	$73,471

The provision for income taxes for fiscal 2013, 2012, and 2011 consisted of the following (in thousands):

	2013	2012	2011
Current tax expense (benefit)
Federal	$(9,232)	$5,524	$2,573
State	4	36	152
Foreign	10,521	9,587	10,616

	1,293	15,147	13,341

Deferred tax expense (benefit)
Federal	1,876	(814)	(3,579)
State	—	—	—
Foreign	(369)	73	(87)

	1,507	(741)	(3,666)

Provision for income taxes	$2,800	$14,406	$9,675

The provision for income taxes differs from the federal statutory rate for fiscal 2013, 2012, and 2011 as follows (in thousands):

	2013	2012	2011
Provision at U.S. federal statutory rate	$35,606	$23,992	$25,715
State income taxes	3	139	390
Qualified stock options	2,071	2,280	2,129
Business credits	(3,722)	(1,278)	(2,910)
Foreign tax differential	(16,589)	(10,933)	(15,818)
Remeasurement of unrecognized tax benefits	(15,569)	—	—
Change in valuation allowance	(154)	(27)	(21)
Nondeductible amortization	578	—	—
Other differences	576	233	190

Provision for income taxes	$2,800	$14,406	$9,675

Net deferred tax assets as of the end of fiscal 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Current deferred tax assets	$2,837	$1,596
Non-current deferred tax assets	13,374	13,725

Net deferred tax assets	$16,211	$15,321

Current deferred tax assets and non-current deferred tax assets are included in prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Deferred tax assets:
Investment writedowns	$6,769	$6,871
Capital loss carryforward	1,352	1,984
Inventory writedowns	268	259
Property and equipment	86	605
Accrued compensation	2,027	1,443
Share-based compensation	15,436	15,913
Business credit carryforward	13,332	14,372
Net operating loss carryforward	1,166	1,403
Other accruals	437	612

	40,873	43,462
Valuation allowance	(15,556)	(14,715)

	25,317	28,747

Deferred tax liabilities:
Acquisition intangibles	(834)	(4,583)
Interest deduction	(8,272)	(8,843)

	(9,106)	(13,426)

Net deferred tax assets	$16,211	$15,321

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2013, a valuation allowance of $15.6 million had been established to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income. The net change in the valuation allowance during fiscal 2013 was $841,000.

Undistributed operating earnings of our foreign subsidiaries were approximately $384.6 million as of the end of fiscal 2013 and are considered to be indefinitely reinvested overseas, and no U.S. income taxes have been provided for on these earnings. The potential deferred tax liability associated with undistributed operating earnings of our foreign subsidiaries was approximately $95.1 million.

As of the end of fiscal 2013, we had California net operating loss carryforwards of approximately $26.1 million. The California net operating loss carryforwards were attributable to share-based award deductions. The benefit of these net operating losses will be recorded directly to additional paid-in capital when realized. The California net operating loss will begin to expire in fiscal 2021, if not utilized. The federal and state capital losses will begin to expire in fiscal 2014, if not utilized. In addition, we had $4.0 million of federal and Idaho operating losses in connection with the acquisition of Pacinian. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $5.7 million and $10.8 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2013. The federal research tax credit carryforward will begin to expire in 2027 and the state research tax credit can be carried forward indefinitely. We also had $1.3 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration.

The total liability for gross unrecognized tax benefits, included in other liabilities in our consolidated balance sheets, decreased $14.9 million to $8.2 million in fiscal 2013 from $23.1 million in fiscal 2012. All of this amount would affect the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2013, 2012, and 2011 consisted of the following (in millions):

	2013	2012	2011
Beginning balance	$23.1	$20.2	$19.0
Increase in unrecognized tax benefits related to current year tax positions	1.8	2.6	2.8
Increase in unrecognized tax benefits related to prior year tax positions	—	0.3	—
Remeasurement for results of income tax examination	(15.0)	—	—
Decrease due to statute expiration	(1.7)	—	(1.6)

Ending Balance	$8.2	$23.1	$20.2

Accrued interest and penalties decreased by $1.5 million, representing income tax benefit, in fiscal 2013, and increased $749,000 and $438,000, representing income tax expense, in fiscal 2012 and 2011, respectively. Our policy is to classify interest and penalties, if any, as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service (Service) that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is under review by the Joint Committee of Taxation, which we anticipate will be complete in fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013 (The Act). The Act extends the federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we recognized approximately a $3.5 million tax benefit in fiscal year 2013, the period that includes the enactment date.

It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months and an estimate of the range of possible changes is an increase of up to $2.0 million.

Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

13. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive human interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product applications markets and the PC product applications market. The mobile product applications market accounted for 64%, 49%, and 52% of our net revenue for fiscal 2013, 2012, and 2011, respectively.

Net revenue within geographic areas based on our customers’ locations for fiscal 2013, 2012, and 2011 consisted of the following (in thousands):

	2013	2012	2011
China	$390,043	$353,522	$399,798
South Korea	102,840	35,046	24,523
Taiwan	84,380	60,980	76,631
Japan	61,330	65,129	65,548
United States	22,576	5,179	6,314
Other	2,419	28,372	25,724

	$663,588	$548,228	$598,538

Net revenue from external customers for each group of similar products for fiscal 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Mobile product applications	$424,076	$270,106	$309,166
PC product applications	239,512	278,122	289,372

	$663,588	$548,228	$598,538

Long-lived assets within geographic areas as of the end of fiscal 2013 and 2012 consisted of the following (in thousands):

	2013	2012
United States	$83,535	$32,673
Asia/Pacific	8,305	5,030

	$91,840	$37,703

Our goodwill of $20.7 million has been allocated to a company-wide reporting unit.

Major customers’ revenue as a percentage of total net revenue for fiscal 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Customer A	14%	*	*
Customer B	*	12%	*

*	Less than 10%