Form 10-Q
period 2013-09-28
SYNAPTICS INC
filed 2013-11-01
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Number of shares of Common Stock outstanding at October 25, 2013: 33,090,816

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	June 30,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$331,572	$355,303
Accounts receivable, net of allowances of $883 at September 30, 2013 and June 30, 2013	153,939	148,454
Inventories	57,293	49,948
Prepaid expenses and other current assets	7,212	6,715

Total current assets	550,016	560,420
Property and equipment at cost, net of accumulated depreciation of $38,577 and $35,285 at September 30, 2013 and June 30, 2013, respectively	61,225	58,035
Goodwill	20,695	20,695
Purchased intangibles	12,848	13,110
Non-current investments	17,536	16,969
Other assets	21,648	22,037

	$683,968	$691,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,955	$83,710
Accrued compensation	15,074	23,728
Income taxes payable	15,098	10,751
Other accrued liabilities	34,108	31,437

Total current liabilities	142,235	149,626
Notes payable	2,305	2,305
Other liabilities	17,944	17,480
Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 51,094,508 and 50,673,758 shares issued, and 32,493,672 and 33,289,826 shares outstanding, at September 30, 2013 and June 30, 2013, respectively	51	51
Additional paid-in capital	553,509	539,170
Treasury stock: 18,600,836 and 17,383,932 common treasury shares at September 30, 2013 and June 30, 2013, respectively, at cost	(510,157)	(460,160)
Accumulated other comprehensive income	7,150	6,802
Retained earnings	470,931	435,992

Total stockholders’ equity	521,484	521,855

	$683,968	$691,266

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net revenue	$222,607	$127,041
Cost of revenue	113,328	66,471

Gross margin	109,279	60,570

Operating expenses:
Research and development	40,442	32,802
Selling, general, and administrative	21,124	18,908
Acquired intangibles amortization	262	240
Change in contingent consideration	258	287

Total operating expenses	62,086	52,237

Operating income	47,193	8,333
Interest income	211	218
Non-cash interest income	219	—
Interest expense	(4)	(4)

Income before provision for income taxes	47,619	8,547
Provision for income taxes	12,680	2,494

Net income	$34,939	$6,053

Net income per share:
Basic	$1.06	$0.18

Diluted	$1.00	$0.18

Shares used in computing net income per share:
Basic	32,958	32,941

Diluted	35,020	34,014

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net income	$34,939	$6,053
Other comprehensive income:
Change in unrealized net gain on investments before reclassifications	567	1,133
Accretion of non-current investments	(219)	—

Net current-period other comprehensive income	348	1,133

Comprehensive income	$35,287	$7,186

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$34,939	$6,053
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	7,042	8,467
Depreciation and amortization	3,244	2,462
Acquired intangibles amortization	262	240
Accretion and remeasurement of contingent consideration liability	258	287
Deferred taxes	188	(563)
Non-cash interest income	(219)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,485)	6,100
Inventories	(7,345)	1,840
Prepaid expenses and other current assets	(497)	(580)
Other assets	201	908
Accounts payable	(2,175)	(4,485)
Accrued compensation	(8,654)	(971)
Income taxes	4,502	1,378
Other accrued liabilities	2,659	8,478

Net cash provided by operating activities	28,920	29,614

Cash flows from investing activities
Proceeds from sales of non-current investments	—	2,000
Acquisition of business, net of cash acquired	—	(5,000)
Purchases of property and equipment	(10,014)	(16,082)

Net cash used in investing activities	(10,014)	(19,082)

Cash flows from financing activities
Purchases of treasury stock	(49,997)	(2,554)
Proceeds from issuance of shares	7,713	718
Excess tax benefit from share-based compensation	1,329	—
Payroll taxes for deferred stock units	(1,682)	(812)

Net cash used in financing activities	(42,637)	(2,648)

Net (decrease) increase in cash and cash equivalents	(23,731)	7,884
Cash and cash equivalents at beginning of period	355,303	305,005

Cash and cash equivalents at end of period	$331,572	$312,889

Supplemental disclosures of cash flow information
Cash paid for income taxes	$6,564	$1,683

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2014 and 2013 are 52-week periods ending on June 28, 2014 and June 29, 2013, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended September 28, 2013 and September 29, 2012. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, contingent consideration liability, and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment of the product. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software that allows for further differentiation and customer integration, which together with our ASIC chip, delivers the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2013	2012
Numerator:
Net income	$34,939	$6,053

Denominator:
Shares, basic	32,958	32,941
Effect of dilutive share-based awards	2,062	1,073

Shares, diluted	35,020	34,014

Net income per share:
Basic	$1.06	$0.18

Diluted	$1.00	$0.18

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

Dilutive net income per share amounts do not include the weighted average effect of 503,115 and 3,990,394 share-based awards that were outstanding during the three months ended September 30, 2013 and 2012, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	September 30,		June 30,
	2013		2013
	Level 1	Level 3	Level 1	Level 3
Assets:
Money market	$326,066	$—	$350,521	$—
Auction rate securities	—	17,536	—	16,969

Total available-for-sale securities	$326,066	$17,536	$350,521	$16,969

Liabilities:
Contingent consideration liability recorded for business combination	$—	$8,505	$—	$8,247

In our condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013, money market balances are included in cash and cash equivalents; auction rate securities, or ARS investments, are included in non-current investments. The contingent consideration liability recorded for a business combination is included in other liabilities; of which $8.3 million and $8.1 million is included in the non-current portion of other liabilities as of September 30, 2013 and June 30, 2013, respectively, and $196,000 has been included in other current liabilities as of both periods.

Changes in fair value of our Level 3 financial assets as of September 30, 2013 were as follows (in thousands):

Balance as of June 30, 2013	$16,969
Net unrealized gain	567

Balance as of September 30, 2013	$17,536

Changes in fair value of our Level 3 contingent consideration liability as of September 30, 2013 were as follows (in thousands):

Balance as of June 30, 2013	$8,247
Accretion and remeasurement	258

Balance as of September 30, 2013	$8,505

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement, and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of September 30, 2013, we may owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016.

There were no transfers in or out of our Level 1 or 3 assets or liabilities during the three months ended September 30, 2013.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. The fair value of our notes payable approximates their carrying value in all material respects. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended September 30, 2013, none of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of September 30, 2013 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $12.4 million maturing from calendar years 2015 to 2017, $3.1 million maturing from calendar years 2043 to 2045, and $2.0 million having no maturity date. Of our ARS investments, $5.5 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of September 30, 2013, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in		New Cost	Unrealized	Fair
	Basis	Retained Earnings		Basis	Gain/(Loss)	Value
Student loans	$3,500	$(179)		$3,321	$(172)	$3,149
Credit linked notes	13,500	(8,352	)(1)	5,148	5,318	10,466
Preferred stock	5,000	(5,000)		—	2,000	2,000
Municipals	2,000	(83)		1,917	4	1,921

Total ARS	$24,000	$(13,614)		$10,386	$7,150	$17,536

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $415,000 on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The various types of ARS investments we held as of June 30, 2013, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in		New Cost	Unrealized	Fair
	Basis	Retained Earnings		Basis	Gain/(Loss)	Value
Student loans	$3,500	$(179)		$3,321	$(168)	$3,153
Credit linked notes	13,500	(8,571	)(1)	4,929	4,980	9,909
Preferred stock	5,000	(5,000)		—	2,000	2,000
Municipals	2,000	(83)		1,917	(10)	1,907

Total ARS	$24,000	$(13,833)		$10,167	$6,802	$16,969

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $196,000 on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2013	2013
Raw materials	$46,868	$38,181
Finished goods	10,425	11,767

	$57,293	$49,948

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Customer obligations	$16,910	$16,291
Inventory obligations	6,463	6,333
Warranty	1,514	1,696
Other	9,221	7,117

	$34,108	$31,437

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

9. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Cost of revenue	$254	$243
Research and development	3,927	3,911
Selling, general, and administrative	2,861	4,313

Total	$7,042	$8,467

Income tax benefit on share-based compensation	$1,972	$2,218

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of September 30, 2013, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock Option Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2013	6,030,287	$26.15
Granted	124,535	39.80
Exercised	(337,079)	22.88
Forfeited	(27,327)	30.90

Balance at September 30, 2013	5,790,416	26.61	$97,903

Exercisable at September 30, 2013	4,431,991	$25.49	$79,895

The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2013 of $43.52, and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

	DSU Awards Outstanding	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2013	1,005,435
Granted	62,943
Delivered	(125,765)
Forfeited	(26,734)

Balance at September 30, 2013	915,879	$39,859

The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2013 of $43.52.

Of the shares delivered, 42,094 shares valued at $1.7 million were withheld to meet statutory minimum tax withholding requirements.

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

In November 2012, we granted MSUs to our executive officers, which were designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the Philadelphia Semiconductor Index, or SOX Index. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SOX Index TSR performance using the following formula:

(100% + ([Synaptics TSR - SOX Index TSR] x 2))

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory minimum tax withholding by delivering a net quantity of shares. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award.

During the three months ended September 30, 2013, there were no MSUs granted and there were no shares under our MSU awards delivered or forfeited. We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period. The weighted average grant date fair value for the MSUs granted was $25.82. The unrecognized share-based compensation cost for MSUs granted was approximately $1.3 million as of September 30, 2013, which will be recognized over a weighted average period of approximately 1.0 years. As of September 30, 2013, the aggregate intrinsic value of the MSUs was $2.9 million (assuming a 100% payout factor), which was determined using the closing price of our common stock on September 27, 2013 of $43.52.

10. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $12.7 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2013 was 26.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended September 30, 2012 was 29.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and a slight increase in the liability for unrecognized tax benefits related to uncertain tax positions.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $146,000 during the three months ended September 30, 2013 to $8.4 million from $8.2 million at June 30, 2013 and is included in other liabilities on our condensed consolidated balance sheets. All of this amount would affect the effective tax rate on income from continuing operations, if recognized. The balance of interest and penalties accrued related to unrecognized tax benefits as of September 30, 2013 was $918,000 and increased by $5,000 from June 30, 2013. We classify interest and penalties as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service (Service) that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is pending review by the Joint Committee of Taxation, which we anticipate to conclude in our fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013 (The Act). The Act extends the research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will only recognize six months of tax benefit in our current fiscal year.

Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

11. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, market. The mobile product market accounted for 73% and 51% of net revenue for the three months ended September 30, 2013 and 2012, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
China	$107,366	$84,910
South Korea	69,158	6,372
Taiwan	32,300	15,892
Japan	12,079	13,781
United States	495	5,005
Other	1,209	1,081

	$222,607	$127,041

Net revenue from external customers for each group of similar products was as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Mobile product applications	$162,664	$64,616
PC product applications	59,943	62,425

	$222,607	$127,041

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2013	2012
Customer A	22%		*
Customer B	10%		*

*	Less than 10%

We sell our products primarily to contract manufacturers that provide manufacturing services to original equipment manufacturers, or OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	September 30,	June 30,
	2013	2013
Customer A	26%	27%
Customer B	12%		*

*	Less than 10%

12. Comprehensive Income

Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income. We recognize foreign currency remeasurement adjustments and transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

13. Purchased Intangibles

The following table summarizes the life, the gross carrying value of our purchased intangible assets, and the related accumulated amortization as of September 30, 2013 and June 30, 2013 (in thousands):

		September 30,	June 30,
	Life	2013	2013
In-process research and development	To be determined	$8,900	$8,900
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	1,335
Patents	5 years	100	100

		14,135	14,135
Accumulated amortization		(1,287)	(1,025)

Purchased intangibles, net		$12,848	$13,110

Amortization of the purchased intangibles commenced in fiscal 2013. The total amortization expense for the purchased intangible assets was $262,000 and $240,000 for the three ended September 30, 2013, and 2012, respectively. This amortization expense was included in our condensed consolidated statements of income as acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense as of September 30, 2013 (in thousands):

Remainder of 2014	$785
2015	1,047
2016	1,047
2017	1,047
2018	22
To be determined	8,900

Future amortization	$12,848

14. Subsequent Event

On October 9, 2013, we signed a definitive agreement to acquire a privately held company, Validity Sensors, Inc., or Validity, a leading provider of biometric fingerprint authentication solutions for smartphones, tablets, and notebooks. The transaction has been approved by our board of directors and Validity’s board of directors and is subject to customary closing conditions. There are no financing contingencies related to the acquisition. The transaction is expected to close in the second quarter of fiscal 2014. With this acquisition we expect to gain access to the fast growing biometrics market, significantly expanding our market opportunity and underscoring our commitment to making smart devices easier to use. The acquisition is expected to be completed by acquiring all capital stock and other vested and unvested equity interests of Validity for an aggregate base purchase price of $92.5 million. In addition, we may become obligated to make earn-out consideration payments of up to an additional $162.5 million, which is based primarily on sales, during certain time periods, ending on March 31, 2016, of certain products embodying Validity fingerprint sensor technology. The earn-out consideration will generally be payable in cash, but there are certain conditions that require payout of a portion of the earn-out consideration, if any, in our common stock. Pursuant to the merger agreement we expect to create a merger sub wholly owned by us that will be merged with and into Validity, with Validity surviving as our wholly owned subsidiary, and as part of the same overall transaction, Validity will then merge with and into another merger sub wholly owned by us, with such other merger sub surviving such merger as our wholly owned subsidiary. Pursuant to the Merger, the Company incurred approximately $1.0 million in direct acquisition costs during the September quarter which were expensed as incurred.

The acquisition will be accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities will be recorded as goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and notes in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the mobile product applications and PC product applications markets; competitive factors in the mobile product applications and PC product applications markets; revenue from the mobile product applications and PC product applications markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; new product solution introductions; customer relationships; research and development expenses; selling, general, and administrative expenses; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs; our expectations regarding the timing of the conclusion of an ongoing appeal of a tax audit; and our expectations regarding tax benefits for the federal research credit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, including particularly Item 1A—Risk Factors therein.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solutions. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2013 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Mobile product applications	$162,664	$64,616	$98,048	151.7%
PC product applications	59,943	62,425	(2,482)	(4.0%)

Net revenue	222,607	127,041	95,566	75.2%

Gross margin	109,279	60,570	48,709	80.4%

Operating expenses:
Research and development	40,442	32,802	7,640	23.3%
Selling, general, and administrative	21,124	18,908	2,216	11.7%
Acquired intangibles amortization	262	240	22	9.2%
Change in contingent consideration	258	287	(29)	(10.1%)

Operating income	47,193	8,333	38,860	466.3%

Interest income	211	218	(7)	(3.2%)
Interest expense	(4)	(4)	—	0.0%
Non-cash interest income	219	—	219	n/m (1)

Income before provision for income taxes	47,619	8,547	39,072	457.1%
Provision for income taxes	12,680	2,494	10,186	408.4%

Net income	$34,939	$6,053	$28,886	477.2%

(1)	not meaningful

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Point Increase/ (Decrease)
	September 30,
	2013	2012
Mobile product applications	73.1%	50.9%	22.2%
PC product applications	26.9%	49.1%	(22.2%)

Net revenue	100.0%	100.0%

Gross margin	49.1%	47.7%	1.4%

Operating expenses:
Research and development	18.2%	25.8%	(7.6%)
Selling, general, and administrative	9.5%	14.9%	(5.4%)
Amortization of acquired intangibles	0.1%	0.2%	(0.1%)
Change in contingent consideration	0.1%	0.2%	(0.1%)

Operating income	21.2%	6.6%	14.6%

Income before provision for income taxes	21.4%	6.7%	14.7%

Provision for income taxes	5.7%	2.0%	3.7%

Net income	15.7%	4.8%	10.9%

Net Revenue.

Net revenue was $222.6 million for the quarter ended September 30, 2013 compared with $127.0 million for the quarter ended September 30, 2012, an increase of $95.6 million, or 75.2%. Of our first quarter fiscal 2013 net revenue, $162.7 million, or 73.1%, was from mobile product applications and $59.9 million, or 26.9%, was from PC product applications. The increase in net revenue for the quarter ended September 30, 2013 was attributable to an increase in net revenue from mobile product applications, partially offset by a decrease in PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the quarter, reflecting both the growing market and our market share. Net revenue from PC product applications decreased primarily as a result of the continued weakness in the PC market.

Based on industry estimates of unit shipments, the mobile smartphone market is anticipated to increase approximately 22%, the tablet market is anticipated to increase 66%, and the notebook market is anticipated to decrease approximately 10% in calendar year 2013 compared with calendar year 2012.

Gross Margin.

Gross margin as a percentage of net revenue was 49.1%, or $109.3 million, for the quarter ended September 30, 2013 compared with 47.7%, or $60.6 million, for the quarter ended September 30, 2012. The 140 basis point improvement in gross margin was primarily attributable to favorable mix of higher margin mobile product application revenue driven largely by the continued shift in our overall revenue mix to mobile product revenue consisting predominately of higher margin chip solutions.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $7.6 million to $40.4 million for the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012. The increase in research and development expenses primarily reflected a $3.9 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual, additional headcount associated with an expanded product portfolio, and a $3.0 million increase in infrastructure-related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.2 million to $21.1 million for the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012. The increase in selling, general, and administrative expenses primarily reflected a $1.5 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual and additional headcount, and a $1.2 million increase in professional fees, primarily associated with acquisition related costs (see Note 14 for Subsequent Event).

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $12.7 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2013 was 26.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended September 30, 2012 was 29.2% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and an increase to the liability for uncertain tax position.

In May 2011, we were notified by the Internal Revenue Service (Service) that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is pending review by the Joint Committee of Taxation, which we anticipate to conclude in our fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013 (The Act). The Act extends the research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will only recognize six months of research credit tax benefit in our current fiscal year.

Liquidity and Capital Resources

Our cash and cash equivalents were $331.6 million as of September 30, 2013 compared with $355.3 million as of June 30, 2013, a decrease of $23.7 million. The decrease primarily reflects the combination of $50.0 million used to repurchase 1,216,904 shares of our common stock and $10.0 million used for the purchase of property and equipment, partially offset by $28.9 million provided from operating cash flows and $7.7 million of proceeds from the issuance of shares. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2013, $291.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2013 generated net cash of $28.9 million compared with $29.6 million of net cash generated during the three months ended September 30, 2012. For the three months ended September 30, 2013, net cash provided by operating activities was primarily attributable to net income of $34.9 million plus adjustments for non-cash charges of $10.8 million, and a $16.8 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to an $8.7 million decrease in accrued compensation, a $7.3 million increase in inventories, and a $5.5 million increase in accounts receivable, partially offset by a $4.5 million decrease in income taxes. From June 30, 2013 to September 30, 2013, our days sales outstanding increased from 58 to 62 days and our inventory turns declined from 9 to 8.

Cash Flows from Investing Activities. Investing activities during the three months ended September 30, 2013 used net cash of $10.0 million for purchases of property and equipment compared with $19.1 million net cash used for purchases or property and equipment and business purchases during the three months ended September 30, 2012.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2013 was $42.6 million compared with $2.6 million for the three months ended September 30, 2012. Net cash used in financing activities for the three months ended September 30, 2013 included $50.0 million used to repurchase 1,216,904 shares of our common stock, partially offset by proceeds from issuance of shares of our common stock under our employee equity programs of $7.7 million.

Common Stock Repurchase Program. Our Board of Directors has cumulatively authorized $620.0 million for our stock repurchase program, expiring in October 2015. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2013, we purchased 18,600,836 shares of our common stock in the open market for an aggregate cost of $510.2 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. As of September 30, 2013, we had $109.8 million remaining under our common stock repurchase program.

Bank Credit Facility. We maintain a $75.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2014, provides for an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of September 30, 2013.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our obligations associated with the acquisition of Validity. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2013 were as follows (in millions):

	Remaining	Fiscal	Fiscal	Fiscal	Fiscal
	in Fiscal	Year	Year	Year	Year
	Year 2014	2015	2016	2017	2018	Thereafter	Total
Convertible senior subordinated notes (1)	$—	$—	$—	$—	$—	$3	$3
Leases	2	3	2	1	1	2	11
Purchase obligations and other commitments (2)	6	4	6	—	—	—	16

Total	$8	$7	$8	$1	$1	$5	$30

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligations.
(2)	Purchase obligations and other commitments include payments due for contingent consideration, a long-term services agreement and inventory purchase obligations with contract manufacturers.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement. As of September 30, 2013, we owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration liability as of September 30, 2013 was $8.3 million.

The amounts in the table above exclude unrecognized tax benefits of $8.4 million. As of September 30, 2013, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

The amounts in the table above exclude the impact of the acquisition of Validity. See Note 14 for Subsequent Event.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the interest rate and foreign currency exchange risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $620.0 million. The remaining amount authorized for the repurchase of our common stock through October 2015 is $109.8 million. Repurchases under our common stock repurchase program during the three-month period ended September 30, 2013 were as follows.

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program (1)	Program
June 30, 2013—July 27, 2013	—		—	$159,840,000
July 28, 2013—August 24, 2013	799,952	41.45	800,000	126,681,000
August 25, 2013—September 28, 2013	416,952	40.38	417,000	109,843,000

Total	1,216,904

(1)	Program announced in April 2005. Balance remaining under the program is available through October 2015.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 1, 2013	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: November 1, 2013	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document