Form 10-Q
period 2013-12-28
SYNAPTICS INC
filed 2014-02-05
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Number of shares of Common Stock outstanding at January 31, 2014: 35,571,927

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31,	June 30,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$369,424	$355,303
Accounts receivable, net of allowances of $883 at December 31, 2013 and June 30, 2013	133,022	148,454
Inventories	51,746	49,948
Prepaid expenses and other current assets	18,885	6,715

Total current assets	573,077	560,420
Property and equipment at cost, net of accumulated depreciation of $41,888 and $35,285 at December 31, 2013 and June 30, 2013, respectively	64,666	58,035
Goodwill	59,670	20,695
Acquired intangibles	87,391	13,110
Non-current investments	18,260	16,969
Other assets	18,962	22,037

	$822,026	$691,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$68,578	$83,710
Accrued compensation	22,163	23,728
Income taxes payable	9,057	10,751
Notes payable	2,305	—
Other accrued liabilities	47,664	31,437

Total current liabilities	149,767	149,626
Notes payable	—	2,305
Other liabilities	47,260	17,480
Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 54,019,279 and 50,673,758 shares issued, and 34,971,568 and 33,289,826 shares outstanding, at December 31, 2013 and June 30, 2013, respectively	54	51
Additional paid-in capital	659,482	539,170
Treasury stock: 19,047,711 and 17,383,932 common treasury shares at December 31, 2013 and June 30, 2013, respectively, at cost	(530,422)	(460,160)
Accumulated other comprehensive income	7,620	6,802
Retained earnings	488,265	435,992

Total stockholders’ equity	624,999	521,855

	$822,026	$691,266

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenue	$205,763	$143,040	$428,370	$270,081
Cost of revenue	111,218	74,010	224,546	140,481

Gross margin	94,545	69,030	203,824	129,600

Operating expenses:
Research and development	45,931	34,257	86,373	67,059
Selling, general, and administrative	22,845	19,008	43,969	37,916
Acquired intangibles amortization	261	261	523	501
Change in contingent consideration	3,430	576	3,688	863

Total operating expenses	72,467	54,102	134,553	106,339

Operating income	22,078	14,928	69,271	23,261
Interest income	476	225	906	443
Interest expense	(5)	(5)	(9)	(9)

Income before provision for income taxes	22,549	15,148	70,168	23,695
Provision for income taxes	5,215	4,034	17,895	6,528

Net income	$17,334	$11,114	$52,273	$17,167

Net income per share:
Basic	$0.51	$0.34	$1.56	$0.52

Diluted	$0.48	$0.33	$1.47	$0.51

Shares used in computing net income per share:
Basic	33,990	32,478	33,475	32,710

Diluted	36,059	33,313	35,586	33,739

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$17,334	$11,114	$52,273	$17,167
Other comprehensive income:
Change in unrealized net gain on investments before reclassifications	724	705	1,291	1,838
Reclassification from accumulated other comprehensive income to other income for accretion of non-current investments	(254)	—	(473)	—

Net current-period other comprehensive income	470	705	818	1,838

Comprehensive income	$17,804	$11,819	$53,091	$19,005

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income	$52,273	$17,167
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based and deferred compensation costs	14,733	16,473
Depreciation and amortization	6,727	4,875
Acquired intangibles amortization	2,119	501
Accretion and remeasurement of contingent consideration liability	3,688	863
Deferred taxes	9,136	(2,697)
Impairment of property and equipment	—	136
Non-cash interest income	(473)	—
Changes in operating assets and liabilities:
Accounts receivable, net	19,272	5,088
Inventories	356	952
Prepaid expenses and other current assets	(3,477)	(541)
Other assets	(4,060)	1,599
Accounts payable	(13,163)	(3,053)
Accrued compensation	(2,791)	2,900
Income taxes	(1,341)	(6,399)
Other accrued liabilities	2,775	7,012

Net cash provided by operating activities	85,774	44,876

Cash flows from investing activities
Proceeds from sales of non-current investments	—	2,150
Acquisition of business, net of cash acquired	(19,620)	(5,000)
Purchases of property and equipment	(17,142)	(20,884)

Net cash used in investing activities	(36,762)	(23,734)

Cash flows from financing activities
Payment of contingent consideration	—	(4,600)
Purchases of treasury stock	(70,262)	(31,280)
Proceeds from issuance of shares	39,193	3,718
Payroll taxes for deferred stock units	(3,822)	(1,454)

Net cash used in financing activities	(34,891)	(33,616)

Net increase (decrease) in cash and cash equivalents	14,121	(12,474)
Cash and cash equivalents at beginning of period	355,303	305,005

Cash and cash equivalents at end of period	$369,424	$292,531

Supplemental disclosures of cash flow information
Cash paid for income taxes	$14,889	$15,626
Non-cash investing activities:
Common stock issued pursuant to acquisition	$70,280	$—
Contingent consideration pursuant to acquisition	$37,499	$—

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2014 and 2013 are 52-week periods ending on June 28, 2014 and June 29, 2013, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended December 28, 2013 and December 29, 2012. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator:
Net income	$17,334	$11,114	$52,273	$17,167

Denominator:
Shares, basic	33,990	32,478	33,475	32,710
Effect of dilutive share-based awards	2,069	835	2,111	1,029

Shares, diluted	36,059	33,313	35,586	33,739

Net income per share:
Basic	$0.51	$0.34	$1.56	$0.52

Diluted	$0.48	$0.33	$1.47	$0.51

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

Dilutive net income per share amounts do not include the weighted average effect of 315,275 and 5,005,736 share-based awards that were outstanding during the three months ended December 31, 2013 and 2012, respectively, and 317,438 and 4,037,666 share-based awards that were outstanding during the six months ended December 31, 2013 and 2012, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy consisted of the following (in thousands):

	December 31,		June 30,
	2013		2013
	Level 1	Level 3	Level 1	Level 3
Assets:
Money market	$361,760	$—	$350,521	$—
Auction rate securities	—	18,260	—	16,969

Total available-for-sale securities	$361,760	$18,260	$350,521	$16,969

Liabilities:
Contingent consideration liability recorded for business combination	$—	$49,434	$—	$8,247

In our condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013, money market balances were included in cash and cash equivalents and auction rate securities, or ARS investments, were included in non-current investments. The contingent consideration liability recorded for business combinations was included in other liabilities of which $36.1 million and $8.1 million was included in the non-current portion of other liabilities as of December 31, 2013 and June 30, 2013, respectively, and $13.3 million and $196,000 has been included in other current liabilities as of December 31, 2013 and June 30, 2013, respectively.

Changes in fair value of our Level 3 financial assets as of December 31, 2013 were as follows (in thousands):

Balance as of June 30, 2013	$16,969
Net unrealized gain	1,291

Balance as of December 31, 2013	$18,260

Changes in fair value of our Level 3 contingent consideration liability as of December 31, 2013 were as follows (in thousands):

Balance as of June 30, 2013	$8,247
Contingent consideration liability incurred	37,499
Accretion and remeasurement	3,688

Balance as of December 31, 2013	$49,434

In connection with the acquisition of Validity Sensors, Inc., or Validity (see Note 13), we entered into a contingent consideration arrangement and may owe up to $162.5 million of additional consideration to the former Validity stockholders and option holders based on sales of products utilizing Validity technology through March 2016.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement, and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of December 31, 2013, we may owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016.

There were no transfers in or out of our Level 1 or 3 assets or liabilities during the three and six months ended December 31, 2013 and 2012.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. In addition, our notes payable have been reclassified to current on our balance sheet as we intend to call the remaining outstanding notes in the next twelve months. The fair value of the notes payable approximate their carrying value. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and six months ended December 31, 2013, none of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of December 31, 2013 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

Contractual maturities for our ARS investments are generally greater than five years, with fair value of $13.1 million maturing from calendar years 2015 to 2017, $3.2 million maturing from calendar years 2043 to 2045, and $2.0 million having no maturity date. Of our ARS investments, $5.5 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of December 31, 2013, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$3,500	$(179)		$3,321	$(142)	$3,179
Credit linked notes	13,500	(8,098	)(1)	5,402	5,747	11,149
Preferred stock	5,000	(5,000)		—	2,000	2,000
Municipals	2,000	(83)		1,917	15	1,932

Total ARS	$24,000	$(13,360)		$10,640	$7,620	$18,260

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $669,000 on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$39,496	$38,181
Finished goods	12,250	11,767

	$51,746	$49,948

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Customer obligations	$21,150	$16,291
Contingent consideration	13,295	196
Inventory obligations	4,500	6,333
Warranty	1,459	1,696
Other	7,260	6,921

	$47,664	$31,437

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

9. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$262	$198	$516	$441
Research and development	4,241	3,879	8,168	7,790
Selling, general, and administrative	3,119	3,929	5,980	8,242

Total	$7,622	$8,006	$14,664	$16,473

Income tax benefit on share-based compensation	$2,834	$2,179	$4,806	$4,397

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of December 31, 2013, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock Option Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2013	6,030,287	$26.15
Granted	290,106	43.87
Exercised	(1,383,245)	25.41
Forfeited	(104,338)	29.34

Balance at December 31, 2013	4,832,810	27.36	$111,499

Exercisable at December 31, 2013	3,587,835	$25.50	$89,450

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2013 of $50.43 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

	DSU Awards Outstanding	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2013	1,005,435
Granted	377,187
Delivered	(250,071)
Forfeited	(52,096)

Balance at December 31, 2013	1,080,455	$54,487

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2013 of $50.43.

Of the shares delivered, 73,742 shares valued at $3.2 million were withheld to meet statutory minimum tax withholding requirements.

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

We have granted MSUs to our executive officers, which were designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the Philadelphia Semiconductor Index, or SOX Index. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SOX Index TSR performance using the following formula:

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

During the six months ended December 31, 2013, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of December 31, 2013 was as follows:

	MSU Awards Outstanding	Aggregate Intrinsic Value (in thousands)
Balance at June 30, 2013	67,400
Granted	80,730
Performance adjustment	10,782
Delivered	(33,249)
Forfeited	(5,333)

Balance at December 31, 2013	120,330	$6,068

As a result of the Synaptics TSR exceeding the SOX Index TSR by 24 percentage points, we delivered 148% of the targeted shares underlying the November 2012 MSU grants, or 10,782 additional shares. Of the shares delivered, 15,148 shares valued at $670,000 were withheld to meet statutory minimum tax withholding requirements.

We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period by tranche. The grant date fair value for MSUs granted during the six months ended December 31, 2013 was $60.62 per MSU. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $5.7 million as of December 31, 2013, which will be recognized over a weighted average period of approximately 1.6 years. The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2013 of $50.43.

10. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $5.2 million and $4.0 million for the three months ended December 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2013 was 23.1% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization and contingent consideration, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended December 31, 2012 was 26.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and a slight increase in the liability for unrecognized tax benefits related to uncertain tax positions.

The provision for income taxes of $17.9 million and $6.5 million for the six months ended December 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2013 was 25.5% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization and contingent consideration, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the six months ended December 31, 2012 was 27.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and a slight increase in the liability for unrecognized tax benefits related to uncertain tax positions.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $984,000 during the six months ended December 31, 2013 to $9.2 million from $8.2 million at June 30, 2013 and was included in other liabilities on our condensed consolidated balance sheets. All of this amount would affect the effective tax rate on income from continuing operations, if recognized. The balance of interest and penalties accrued related to unrecognized tax benefits as of December 31, 2013 was $938,000 and increased by $26,000 from June 30, 2013. We classify interest and penalties as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate to conclude in our fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013, or the Act. The Act extends the research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will only recognize six months of tax benefit in our current fiscal year.

Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

11. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, market. The mobile product market accounted for 65% and 57% of net revenue for the three months ended December 31, 2013 and 2012, respectively, and 69% and 54% of net revenue for the six months ended December 31, 2013 and 2012, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
China	$110,570	$95,385	$217,936	$180,295
South Korea	48,669	6,490	117,827	12,862
Taiwan	34,068	20,690	66,369	36,581
Japan	10,386	13,906	22,466	27,687
Other	2,070	6,569	3,772	12,656

	$205,763	$143,040	$428,370	$270,081

Net revenue from external customers for each group of similar products was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Mobile product applications	$133,604	$81,589	$296,268	$146,205
PC product applications	72,159	61,451	132,102	123,876

	$205,763	$143,040	$428,370	$270,081

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Customer A	18%	*	20%	*
Customer B	11%	*	*	*

*	Less than 10%

We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	December 31,	June 30,
	2013	2013
Customer A	17%	*
Customer B	14%	27%

*	Less than 10%

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

13. Acquisition of Validity

On November 7, 2013, or the Acquisition Date, we acquired 100% of the outstanding common and preferred shares and voting interest of Validity. This acquisition has been accounted for as a business combination. The results of Validity’s operations have been included in the consolidated financial statements since the Acquisition Date. Validity was a privately held company, which was a leading provider of capacitive-based biometric fingerprint authentication solutions for notebook applications. Validity had begun to target its biometric fingerprint authentication solutions for smartphone and tablet applications and had one revenue-generating design win with one customer as of the Acquisition Date. We believe this acquisition brings together substantial synergies through the combination of the Validity technologies and workforce and our financial stability, scale, infrastructure, customer relationships, and technology delivery performance record. With this acquisition, we expect to gain access to the fast growing biometrics market, significantly expanding our market opportunity and underscoring our commitment to making smart devices easier to use.

The Acquisition Date fair value of the consideration transferred totaled $127.8 million, which consisted of the following (in thousands):

Cash	$19,985
Shares issued	70,280
Contingent consideration	37,499

$127,764

In connection with the acquisition, we issued 1,577,559 shares to the former Validity shareholders valued at $70.3 million based on the Acquisition Date closing price of our common stock of $44.55. The contingent consideration arrangement requires us to make earn-out consideration payments of up to $162.5 million, which is based primarily on sales, during certain time periods, ending on March 31, 2016, of certain products embodying Validity fingerprint sensor technology. The earn-out consideration will be payable in cash, except for the initial $16.3 million of contingent consideration, which will be satisfied by delivery of 338,427 shares of our common stock, based on the transaction reference price of $48.278. Under certain conditions, we may be required to deliver additional shares to ensure that at least 40% of the value of consideration transferred to the former Validity shareholders is paid in shares of our common stock.

The estimated fair value of the contingent consideration arrangement as of the Acquisition Date was $37.5 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. The key assumptions in applying the probability-weighted discounted cash flow model was a 23% discount rate under three unequally weighted cash flow scenarios reviewed by senior management and our board to assess the transaction. The contingent consideration will be remeasured to fair value in future reporting periods and any adjustments will be recorded through earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Cash	$365
Accounts receivable	3,840
Inventory	2,154
Prepaid expenses and other	984
Property and equipment	326
Deferred tax assets	13,602
Acquired intangible assets	76,400
Other assets	1,283

Total identifiable assets acquired	98,954
Accounts payable	2,141
Accrued liabilities	1,497
Non-current deferred tax liabilities	5,327
Non-current taxes payable	700
Other non-current accrued liabilities	500

Net identifiable assets acquired	88,789
Goodwill	38,975

Net assets acquired	$127,764

Of the $76.4 million of acquired intangible assets, $57.0 million was assigned to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are determined to be substantively complete, $18.6 million was assigned to developed technology and will be amortized over an estimated useful life of 2-3 years, and $750,000 was assigned to backlog and was amortized during the quarter ended December 31, 2013. In-process research and development refers to the next generation fingerprint authentication technology designed for the mobile product and PC markets and developed technology refers to the established fingerprint authentication technology initially designed for and sold into the PC market and adapted for the mobile product market. We anticipate that all in-process research and development projects will be substantially completed within the next six to twelve months. The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Validity as of the Acquisition Date.

As of December 31, 2013, our purchase price allocation is preliminary and has not been finalized. Additional information, which existed as of the Acquisition Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Acquisition Date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the Acquisition Date and may result in a corresponding adjustment to goodwill.

In connection with the acquisition, we recognized $1.2 million of indemnification assets, consisting of $700,000 for income tax and $500,000 for service tax. These amounts represent estimated tax settlement plus interest and penalties. Under the merger agreement, we are indemnified for any additional tax liability incurred (as well as other reasonable expenses) before the acquisition.

The Validity fingerprint authentication products are an extension of our existing interactive user interface solution products and are marketed to our existing customer base. We intend to report these products based on device type. Accordingly, we continue to operate in one segment and therefore the goodwill applies to a company-wide reporting unit. None of the goodwill is expected to be deductible for income tax purposes.

We recognized approximately $2.0 million of legal and consulting costs that were expensed in fiscal 2014. These costs are included in our consolidated statements of income as selling, general, and administrative expenses.

Prior to the acquisition, we did not have a preexisting relationship with Validity.

The condensed consolidated financial statements include $4.3 million revenue and approximately $2.5 million of operating loss of Validity from the date of the acquisition through December 31, 2013.

The following unaudited pro forma financial information presents the combined results of operations for us and Validity as if the acquisition had occurred on July 1, 2012. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on July 1, 2012, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue	$206,844	$146,869	$436,253	$276,924
Net income	16,354	4,732	45,785	5,807
Net income per share—diluted	0.44	0.14	1.25	0.16

Pro forma adjustments used to arrive at pro forma net income for the three and six months ended December 31, 2013 and December 31, 2012, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Buyer transaction costs	$969	$—	$2,000	$—
Seller transaction costs	—	—	517	—
Inventory adjustment	575	—	575	—
Share-based compensation	140	87	280	174
Intangible amortization	(2,060)	(2,060)	(4,121)	(3,497)
Deferred compensation	49	(19)	31	(37)

Total	$(327)	$(1,992)	$(718)	$(3,360)

14. Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of December 31, 2013 and June 30, 2013 (in thousands):

		December 31,	June 30,
	Life	2013	2013
In-process research and development	To Be Determined	$57,000	$8,900
Finger print developed technology	2-3 years	18,650	—
Thintouch developed technology	7 years	8,900	—
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	1,335
Backlog	Less than 1 year	750	—
Patents	5 years	100	100

		90,535	14,135
Accumulated amortization		(3,144)	(1,025)

Acquired intangibles, net		$87,391	$13,110

The total amortization expense for the acquired intangible assets was $1.9 million and $261,000 for the three months ended December 31, 2013, and 2012, respectively, and $2.1 million and $501,000 for the six months ended December 31, 2013, and 2012, respectively. This amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense as of December 31, 2013 (in thousands):

Remainder of 2014	$5,280
2015	10,560
2016	7,016
2017	3,221
2018	1,293
Thereafter	3,021
To be determined	57,000

Future amortization	$87,391

15. Subsequent Events

On January 2, 2014, we announced that our 0.75% convertible senior subordinated notes due 2024, or Notes, are convertible during the first calendar quarter of 2014 as a result of our common stock price exceeding the conversion trigger for 20 of the last 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2013. As we previously made a principal conversion settlement election to settle the principal in cash, the principal amount of any Notes tendered for conversion will be settled in cash following the cash settlement averaging period as defined in the Indenture.

On January 21, 2014, our board authorized us to call for redemption any remaining outstanding Notes, which have not been submitted for conversion or retired. Accordingly, Notes have been classified as a short-term liability on the balance sheet as we intend to call the remaining outstanding Notes within the next 12 months.

On January 22, 2014, we purchased a 5.35 acre site, with two single story buildings totaling approximately 80,000 square feet, located adjacent to our San Jose headquarters for approximately $10.1 million in cash. We plan to retrofit one of the two buildings, or approximately 51,000 square feet, to support expansion of our San Jose-based employee population.

On February 3, 2014, we issued a Notice of Redemption setting April 2, 2014 as the redemption date upon which we will redeem 100% of the principal amount, plus accrued and unpaid interest, of any remaining outstanding Notes. Noteholders have the right to convert any of their Notes that we have called for redemption at any time prior to 5:00 p.m., New York City time, on March 31, 2014.

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

We caution that these statements are qualified by various factors that may affect future results, including the following: economic conditions; changes in the market for our products and the success of our customers’ products; our success in moving products from the design phase into the manufacturing phase; changes in the competitive environment; infringement claims; warranty obligations related to product failures; the failure of key technologies to deliver commercially acceptable performance; our dependence on certain key markets; penetration into new markets; the absence of both long-term purchase and supply commitments; and our lengthy development and product acceptance cycles. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, including particularly Item 1A “Risk Factors” therein.

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

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in China, Finland, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solutions. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, manufacturing, assembly, and test costs paid to third-party manufacturers and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

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

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement was entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian and Validity. The earn-out arrangements are designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Under these earn-out arrangements, upon satisfaction of certain financial metrics and other conditions, additional cash will be delivered to the former Pacinian shareholders and additional cash and shares of our common stock will be delivered to the former Validity shareholders. Accordingly, we anticipate that changes in the fair value of the contingent consideration could result in volatility in our operating results due to changes in our stock price, the degree of success of current and future projects incorporating both the developed technology and in-process technology, and changes in the discount rates used to determine the fair value of the contingent consideration over time.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2013 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Certain of our condensed consolidated statements of income data for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013 (1)	2012	$ Change	% Change	2013 (1)	2012	$ Change	% Change
Mobile product applications	$133,604	$81,589	$52,015	63.8%	$296,268	$146,205	$150,063	102.6%
PC product applications	72,159	61,451	10,708	17.4%	132,102	123,876	8,226	6.6%

Net revenue	205,763	143,040	62,723	43.8%	428,370	270,081	158,289	58.6%

Gross margin	94,545	69,030	25,515	37.0%	203,824	129,600	74,224	57.3%

Operating expenses:
Research and development	45,931	34,257	11,674	34.1%	86,373	67,059	19,314	28.8%
Selling, general, and administrative	22,845	19,008	3,837	20.2%	43,969	37,916	6,053	16.0%
Acquired intangibles amortization	261	261	—	0.0%	523	501	22	4.4%
Change in contingent consideration	3,430	576	2,854	495.5%	3,688	863	2,825	327.3%

Operating income	22,078	14,928	7,150	47.9%	69,271	23,261	46,010	197.8%

Interest income	476	225	251	111.6%	906	443	463	104.5%
Interest expense	(5)	(5)	—	0.0%	(9)	(9)	—	0.0%

Income before provision for income taxes	22,549	15,148	7,401	48.9%	70,168	23,695	46,473	196.1%
Provision for income taxes	5,215	4,034	1,181	29.3%	17,895	6,528	11,367	174.1%

Net income	$17,334	$11,114	$6,220	56.0%	$52,273	$17,167	$35,106	204.5%

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013 (see Note 13 to the condensed consolidated financial statements)

Certain of our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended December 31,		Point Increase/	Six Months Ended December 31,		Point Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Mobile product applications	64.9%	57.0%	7.9%	69.2%	54.1%	15.1%
PC product applications	35.1%	43.0%	(7.9%)	30.8%	45.9%	(15.1%)

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	45.9%	48.3%	(2.4%)	47.6%	48.0%	(0.4%)

Operating expenses:
Research and development	22.3%	23.9%	(1.6%)	20.2%	24.8%	(4.6%)
Selling, general, and administrative	11.1%	13.3%	(2.2%)	10.3%	14.0%	(3.7%)
Amortization of acquired intangibles	0.1%	0.2%	(0.1%)	0.1%	0.2%	(0.1%)
Change in contingent consideration	1.7%	0.4%	1.3%	0.9%	0.3%	0.6%

Operating income	10.7%	10.4%	0.3%	16.2%	8.6%	7.6%

Income before provision for income taxes	11.0%	10.6%	0.4%	16.4%	8.8%	7.6%

Provision for income taxes	2.5%	2.8%	(0.3%)	4.2%	2.4%	1.8%

Net income	8.4%	7.8%	0.6%	12.2%	6.4%	5.8%

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013 (see Note 13 to the condensed consolidated financial statements)

Net Revenue.

Net revenue was $205.8 million for the quarter ended December 31, 2013 compared with $143.0 million for the quarter ended December 31, 2012, an increase of $62.7 million, or 43.8%. Of our second quarter fiscal 2014 net revenue, $133.6 million, or 64.9%, was from mobile product applications and $72.2 million, or 35.1%, was from PC product applications. Included in our second quarter fiscal 2014 PC and mobile product applications revenue was $4.3 million of revenue from biometric fingerprint authentication products. The increase in net revenue for the quarter ended December 31, 2013 was attributable to an increase in net revenue from mobile product applications and an increase in PC product applications, as well as our new biometric fingerprint authentication products resulting from an acquisition (see Note 13 to the condensed consolidated financial statements). Net revenue from mobile product applications increased primarily as a result of higher unit sales in the quarter, reflecting an increase in our market share. Net revenue from PC product applications increased primarily as a result of higher unit sales in the quarter, reflecting a combination of increased market share and the addition of PC based biometric fingerprint authentication solutions.

Net revenue was $428.4 million for the six months ended December 31, 2013 compared with $270.1 million for the six months ended December 31, 2012, an increase of $158.3 million, or 58.6%. Of our first six months of fiscal 2014 net revenue, $296.3 million, or 69.2%, was from mobile product applications and $132.1 million, or 30.8%, was from PC product applications. Included in our first six months of fiscal 2014 PC and mobile product revenue was $4.3 million of revenue from biometric fingerprint authentication products. The increase in net revenue for the six months ended December 31, 2013 was attributable to an increase in net revenue from mobile product applications and an increase in PC product applications, as well as our new biometric fingerprint authentication products resulting from an acquisition. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the six month period, reflecting an increase in our market share. Net revenue from PC product applications increased primarily as a result of higher unit sales in the six-month period, reflecting a combination of increased market share and the addition of PC-based biometric fingerprint authentication solutions.

Based on industry estimates of unit shipments, the mobile smartphone market is anticipated to increase approximately 20%, the tablet market is anticipated to increase 22%, and the notebook market is anticipated to decrease approximately 7% in calendar year 2014 compared with calendar year 2013.

Gross Margin.

Gross margin as a percentage of net revenue was 45.9%, or $94.5 million, for the quarter ended December 31, 2013 compared with 48.3%, or $69.0 million, for the quarter ended December 31, 2012. The 240 basis point decline in gross margin was primarily due to amortization of acquired intangibles incurred in the current quarter as well as an unfavorable mix of lower margin revenue.

Gross margin as a percentage of net revenue was 47.6%, or $203.8 million, for the six months ended December 31, 2013 compared with 48.0%, or $129.6 million, for the six months ended December 31, 2012. The 40 basis point decline in gross margin was primarily due to amortization of acquired intangibles incurred in the current quarter as well as an unfavorable mix of lower margin revenue.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $11.7 million to $45.9 million for the quarter ended December 31, 2013 compared with the quarter ended December 31, 2012. The increase in research and development expenses primarily reflected a $5.7 million increase in employee-related costs, which included our annual merit increase, additional headcount associated with an expanded product portfolio and a recent acquisition, a $3.9 million increase in infrastructure-related costs, and a $1.2 million increase in temporary employee expenses.

Research and development expenses increased $19.3 million to $86.4 million for the six months ended December 31, 2013 compared with the six months ended December 31, 2012. The increase in research and development expenses primarily reflected a $9.6 million increase in employee-related costs, which included our annual merit increase, an increase in our incentive compensation accrual, additional headcount associated with an expanded product portfolio and a recent acquisition, a $6.7 million increase in infrastructure-related costs, $1.6 million increase in temporary employee expenses, and a $1.0 million increase in travel and entertainment expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.8 million to $22.8 million for the quarter ended December 31, 2013 compared with the quarter ended December 31, 2012. The increase in selling, general, and administrative expenses primarily reflected a $2.4 million increase in employee-related costs, which included our annual merit increase, additional headcount related to a recent acquisition, a $782,000 increase in temporary employee expenses, a $628,000 increase in travel and entertainment expenses, and a $618,000 increase in professional fees, primarily associated with acquisition-related costs, partially offset by a $809,000 decrease in share-based compensation.

Selling, general, and administrative expenses increased $6.1 million to $44.0 million for the six months ended December 31, 2013 compared with the six months ended December 31, 2012. The increase in selling, general, and administrative expenses primarily reflected a $3.9 million increase in employee-related costs, which included our annual merit increase, and additional headcount including some new employees related to a recent acquisition, a $1.8 million increase in professional fees, primarily associated with acquisition-related costs, and a $1.4 million increase in temporary employee expenses, a $1.3 million in travel and entertainment expenses, partially offset by a $2.3 million decrease in share-based compensation.

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $5.2 million and $4.0 million for the three months ended December 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2013 was 23.1% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended December 31, 2012 was 26.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and a slight increase in the liability for unrecognized tax benefits related to uncertain tax positions.

The provision for income taxes of $17.9 million and $6.5 million for the six months ended December 31, 2013 and 2012, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2013 was 25.5% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the six months ended December 31, 2012 was 27.6% and diverged from the combined federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, net unrecognized tax benefit associated with qualified stock options, and a slight increase in the liability for unrecognized tax benefits related to uncertain tax positions.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate to conclude in our fiscal 2014. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013, or the Act. The Act extends the research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will only recognize six months of tax benefit in our current fiscal year.

Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

Liquidity and Capital Resources

Our cash and cash equivalents were $369.4 million as of December 31, 2013 compared with $355.3 million as of June 30, 2013, an increase of $14.1 million. The increase primarily reflected the combination of $85.8 million provided from operating cash flows and $39.2 million of proceeds from the issuance of shares, partially offset by $70.3 million used to repurchase 1,663,779 shares of our common stock, $19.6 million used for the acquisition of a business, and $17.1 million used for the purchase of property and equipment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of December 31, 2013, $314.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2013 generated net cash of $85.8 million compared with $44.9 million of net cash generated during the six months ended December 31, 2012. For the six months ended December 31, 2013, net cash provided by operating activities was primarily attributable to net income of $52.3 million plus adjustments for non-cash charges of $35.9 million, and a $2.4 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $13.2 million decrease in accounts payable, a $4.1 million increase in other assets, and a $3.5 million increase in prepaid expenses and other current assets, partially offset by a $19.3 million decrease in accounts receivable. From June 30, 2013 to December 30, 2013, our days sales outstanding remained at 58 days and our inventory turns declined from 9 to 8.

Cash Flows from Investing Activities. Investing activities during the six months ended December 31, 2013 used net cash of $19.6 million for the acquisition of a business and $17.1 million for purchases of property and equipment compared with $20.9 million net cash used for purchases of property and equipment and $5.0 million for the acquisition of a business during the six months ended December 31, 2012.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2013 was $34.9 million compared with $33.6 million for the six months ended December 31, 2012. Net cash used in financing activities for the six months ended December 31, 2013 primarily included $70.3 million used to repurchase 1,663,779 shares of our common stock, partially offset by proceeds from issuance of shares of our common stock under our employee equity programs of $39.2 million.

Common Stock Repurchase Program. Our board has cumulatively authorized $620.0 million for our stock repurchase program, expiring in October 2015. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2013, we purchased 19,047,711 shares of our common stock in the open market for an aggregate cost of $530.4 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. As of December 31, 2013, we had $89.6 million remaining under our common stock repurchase program.

Bank Credit Facility. We maintain a $75.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2014, provides for an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under the line of credit as of December 31, 2013.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our obligations associated with the acquisition of Validity and the purchase of two new buildings. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 31, 2013 were as follows (in millions):

	Remaining in Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Thereafter	Total
Leases	$2	$4	$2	$1	$1	$2	$12
Purchase obligations and other commitments (1)	5	17	33	—	—	—	55

Total	$7	$21	$35	$1	$1	$2	$67

(1)	Purchase obligations and other commitments include payments due for contingent consideration, a long-term services agreement and inventory purchase obligations with contract manufacturers.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement. As of December 31, 2013, we may owe up to $162.5 million of additional consideration to the former Validity stockholders based on unit sales through March 2016. The estimated fair value of the contingent consideration liability as of December 31, 2013 was $40.7 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement. As of December 31, 2013, we may owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration liability as of December 31, 2013 was $8.7 million.

The amounts in the table above exclude unrecognized tax benefits of $9.2 million. As of December 31, 2013, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $620.0 million. The remaining amount authorized for the repurchase of our common stock through October 2015 is $89.6 million. Repurchases under our common stock repurchase program during the three-month period ended December 31, 2013 were as follows.

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program (1)	Program
September 29, 2013 - October 26, 2013	—		—	$109,843,000
October 27, 2013 - November 23, 2013	446,875	45.35	446,875	89,578,000
November 24, 2013 - December 28, 2013	—		—	89,578,000

Total	446,875

(1)	The balance remaining under the program, as amended from time to time, is available through October 2015.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Reorganization, dated as of October 9, 2013, by and among Synaptics Incorporated, Itsme Acquisition Corp., Itsme Acquisition II LLC, Validity Sensors, Inc., and Shareholder Representative Services LLC (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 5, 2014	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: February 5, 2014	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of October 9, 2013, by and among Synaptics Incorporated, Itsme Acquisition Corp., Itsme Acquisition II LLC, Validity Sensors, Inc., and Shareholder Representative Services LLC (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.