Form 10-Q
period 2014-03-29
SYNAPTICS INC
filed 2014-05-02
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Number of shares of Common Stock outstanding at April 25, 2014: 36,021,594

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$391,481	$355,303
Accounts receivable, net of allowances of $887 and $883 at March 31, 2014 and June 30, 2013, respectively	149,687	148,454
Inventories	70,188	49,948
Prepaid expenses and other current assets	23,012	6,715

Total current assets	634,368	560,420
Property and equipment at cost, net of accumulated depreciation of $45,542 and $35,285 at March 31, 2014 and June 30, 2013, respectively	76,993	58,035
Goodwill	61,030	20,695
Acquired intangibles	84,751	13,110
Non-current investments	18,566	16,969
Other assets	19,098	22,037

	$894,806	$691,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,692	$83,710
Accrued compensation	22,819	23,728
Income taxes payable	4,978	10,751
Other accrued liabilities	86,406	31,437

Total current liabilities	190,895	149,626
Notes payable	—	2,305
Other liabilities	75,314	17,480
Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 55,033,057 and 50,673,758 shares issued, and 35,985,346 and 33,289,826 shares outstanding, at March 31, 2014 and June 30, 2013, respectively	55	51
Additional paid-in capital	703,107	539,170
Treasury stock: 19,047,711 and 17,383,932 common treasury shares at March 31, 2014 and June 30, 2013, respectively, at cost	(530,422)	(460,160)
Accumulated other comprehensive income	7,648	6,802
Retained earnings	448,209	435,992

Total stockholders’ equity	628,597	521,855

	$894,806	$691,266

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue	$204,271	$163,324	$632,641	$433,405
Cost of revenue	111,841	82,241	336,387	222,722

Gross margin	92,430	81,083	296,254	210,683

Operating expenses:
Research and development	49,412	36,740	135,785	103,799
Selling, general, and administrative	25,856	20,183	69,825	58,099
Acquired intangibles amortization	262	262	785	763
Change in contingent consideration	53,043	237	56,731	1,100

Total operating expenses	128,573	57,422	263,126	163,761

Operating income/(loss)	(36,143)	23,661	33,128	46,922
Interest income, net	516	193	1,413	627

Income/(loss) before provision/(benefit) for income taxes	(35,627)	23,854	34,541	47,549
Provision/(benefit) for income taxes	4,429	(12,592)	22,324	(6,064)

Net income/(loss)	$(40,056)	$36,446	$12,217	$53,613

Net income/(loss) per share:
Basic	$(1.12)	$1.13	$0.36	$1.65

Diluted	$(1.12)	$1.07	$0.33	$1.58

Shares used in computing net income/(loss) per share:
Basic	35,685	32,234	34,212	32,552

Diluted	35,685	34,135	36,532	33,843

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income/(loss)	$(40,056)	$36,446	$12,217	$53,613
Other comprehensive income:
Change in unrealized net gain on investments before reclassifications	306	842	1,597	2,680
Reclassification from accumulated other comprehensive income to other income for accretion of non-current investments	(278)	—	(751)	—

Net current-period other comprehensive income	28	842	846	2,680

Comprehensive income/(loss)	$(40,028)	$37,288	$13,063	$56,293

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$12,217	$53,613
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based and deferred compensation costs	23,561	24,706
Depreciation and amortization	10,353	7,205
Acquired intangibles amortization	4,759	763
Accretion and remeasurement of contingent consideration liability	56,731	1,100
Deferred taxes	8,483	(1,675)
Impairment of property and equipment	—	300
Non-cash interest income	(751)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,607	(2,560)
Inventories	(18,086)	(10,835)
Prepaid expenses and other current assets	(673)	501
Other assets	(8,727)	(2,964)
Accounts payable	(5,823)	4,848
Accrued compensation	(2,461)	3,679
Income taxes	(4,259)	(16,502)
Other accrued liabilities	13,172	7,436

Net cash provided by operating activities	91,103	69,615

Cash flows from investing activities
Proceeds from sales of non-current investments	—	2,200
Acquisition of business, net of cash acquired	(19,620)	(5,000)
Purchases of property and equipment	(32,321)	(30,005)

Net cash used in investing activities	(51,941)	(32,805)

Cash flows from financing activities
Payment of contingent consideration	—	(4,600)
Purchases of treasury stock	(70,262)	(31,280)
Proceeds from issuance of shares	62,997	11,614
Excess tax benefit from share-based compensation	12,946	716
Payroll taxes for deferred stock units	(6,406)	(2,752)
Payment of notes payable	(2,259)	—

Net cash used in financing activities	(2,984)	(26,302)

Net increase in cash and cash equivalents	36,178	10,508
Cash and cash equivalents at beginning of period	355,303	305,005

Cash and cash equivalents at end of period	$391,481	$315,513

Supplemental disclosures of cash flow information
Cash paid for income taxes	$15,311	$16,552
Non-cash investing activities:
Common stock issued pursuant to acquisition	$70,280	$—
Contingent consideration pursuant to acquisition	$37,499	$—

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2014 and 2013 years are 52-week periods ending on June 28, 2014 and June 29, 2013, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended March 29, 2014 and March 30, 2013. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

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

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured, which is generally upon shipment of the product. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software that allow for further differentiation and customer integration, which together with our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.

3. Net Income/(Loss) Per Share

The computation of basic and diluted net income/(loss) per share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net income/(loss)	$(40,056)	$36,446	$12,217	$53,613

Denominator:
Shares, basic	35,685	32,234	34,212	32,552
Effect of dilutive share-based awards	—	1,901	2,320	1,291

Shares, diluted	35,685	34,135	36,532	33,843

Net income/(loss) per share:
Basic	$(1.12)	$1.13	$0.36	$1.65

Diluted	$(1.12)	$1.07	$0.33	$1.58

Our basic net income/(loss) per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income/(loss) per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, market stock units, or MSUs, and convertible notes.

Dilutive net income/(loss) per share amounts do not include the weighted average effect of 2,481,307 share-based compensation awards and convertible notes outstanding, and shares issuable for settlement of contingent consideration determined to be payable during the three months ended March 31, 2014, 1,055,896 share-based awards that were outstanding during the three months ended March 31, 2013, and 356,878 and 3,025,632 share-based awards that were outstanding during the nine months ended March 31, 2014 and 2013, respectively. These share-based awards were not included in the computation of diluted net income/(loss) per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in thousands):

	March 31,		June 30,
	2014		2013
	Level 1	Level 3	Level 1	Level 3
Assets:
Money market	$380,977	$—	$350,521	$—
Auction rate securities	—	18,566	—	16,969

Total available-for-sale securities	$380,977	$18,566	$350,521	$16,969

Liabilities:
Contingent consideration liability recorded for business combination	$—	$102,444	$—	$8,247

In our condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, money market balances were included in cash and cash equivalents and auction rate securities, or ARS investments, were included in non-current investments. The contingent consideration liability recorded for business combinations was included in other liabilities of which $60.8 million and $8.1 million was included in the non-current portion of other liabilities as of March 31, 2014 and June 30, 2013, respectively, and $41.6 million and $196,000 was included in other current liabilities as of March 31, 2014 and June 30, 2013, respectively.

Changes in fair value of our Level 3 financial assets as of March 31, 2014 were as follows (in thousands):

Balance as of June 30, 2013	$16,969
Net unrealized gain	1,597

Balance as of March 31, 2014	$18,566

Changes in fair value of our Level 3 contingent consideration liability as of March 31, 2014 were as follows (in thousands):

Balance as of June 30, 2013	$8,247
Contingent consideration liability incurred	37,499
Accretion and remeasurement	56,731
Issuance of common stock in settlement of liability	(33)

Balance as of March 31, 2014	$102,444

In connection with the acquisition of Validity Sensors, Inc., or Validity (see Note 15), we entered into a contingent consideration arrangement and may owe up to $162.5 million of additional consideration to the former Validity stockholders and option holders based on sales of products utilizing Validity technology through March 2016.

In connection with the acquisition of Pacinian we entered into a contingent consideration arrangement, and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of March 31, 2014, we may owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016.

There were no transfers in or out of our Level 1 or 3 assets or liabilities during the three and nine months ended March 31, 2014 and 2013.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three and nine months ended March 31, 2014, none of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of March 31, 2014 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

When possible, our ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions.

Our ARS investments include $13.4 million fair value maturing from calendar years 2015 to 2017, $3.2 million fair value maturing from calendar years 2043 to 2045, and $2.0 million fair value with no maturity date. Of our ARS investments, $5.5 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of March 31, 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in		New Cost	Unrealized	Fair
	Basis	Retained Earnings		Basis	Gain/(Loss)	Value
Student loans	$3,500	$(179)		$3,321	$(144)	$3,177
Credit linked notes	13,500	(7,820	)(1)	5,680	5,768	11,448
Preferred stock	5,000	(5,000)		—	2,000	2,000
Municipals	2,000	(83)		1,917	24	1,941

Total ARS	$24,000	$(13,082)		$10,918	$7,648	$18,566

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $945,000 on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The various types of ARS investments we held as of June 30, 2013, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in		New Cost	Unrealized	Fair
	Basis	Retained Earnings		Basis	Gain/(Loss)	Value
Student loans	$3,500	$(179)		$3,321	$(168)	$3,153
Credit linked notes	13,500	(8,571	)(1)	4,929	4,980	9,909
Preferred stock	5,000	(5,000)		—	2,000	2,000
Municipals	2,000	(83)		1,917	(10)	1,907

Total ARS	$24,000	$(13,833)		$10,167	$6,802	$16,969

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $194,000 on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2014	2013
Raw materials	$54,273	$38,181
Finished goods	15,915	11,767

	$70,188	$49,948

7. Property and Equipment

During the third quarter of fiscal 2014, we purchased a 5.35 acre site, with two single story buildings totaling approximately 80,000 square feet, located adjacent to our San Jose headquarters for approximately $10.1 million in cash. We allocated $5.4 million of the cost to land and the remaining $4.7 million to buildings. We plan to retrofit one of the two buildings, or approximately 51,000 square feet, to support expansion of our San Jose-based employee population. The second building is leased to a tenant through March 2016, with an option for the tenant to renew the lease for an additional five years.

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31,	June 30,
	2014	2013
Customer obligations	$28,625	$16,291
Contingent consideration	41,620	196
Inventory obligations	3,854	6,333
Warranty	1,459	1,696
Other	10,848	6,921

	$86,406	$31,437

9. Product Warranties, Indemnifications, and Contingencies

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

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counter-party against third-party claims alleging infringement of certain intellectual property rights by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our consolidated financial statements for such indemnification obligations.

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

10. Notes Payable Conversion

During the third quarter of fiscal 2014, we announced that our 0.75% convertible senior subordinated notes due 2024, or Notes, were convertible during the quarter as a result of our common stock price exceeding the conversion trigger for 20 of the last 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2013. As we previously made a principal conversion settlement election to settle the principal in cash, the principal amount of Notes tendered for conversion will be settled in cash following the cash settlement averaging period as defined in the Indenture and we elected to settle the excess conversion value in shares. During the third quarter, we also issued a Notice of Redemption setting April 2, 2014 as the redemption date upon which we would redeem 100% of the principal amount, plus accrued and unpaid interest, of any remaining outstanding Notes. Noteholders had the right to convert any of their Notes that we had called for redemption at any time prior to 5:00 p.m., Eastern Standard Time, on March 31, 2014. As of March 31, 2014, the entire $2.3 million principal amount of outstanding notes had been properly tendered for conversion and all but $46,000 principal amount of the Notes were settled in the March quarter. In April and May 2014, following the cash settlement averaging periods, we will settle the remaining $46,000 principal amount of the Notes.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Cost of revenue	$328	$249	$844	$690
Research and development	4,951	3,993	13,119	11,783
Selling, general, and administrative	3,496	3,991	9,476	12,233

Total	$8,775	$8,233	$23,439	$24,706

Income tax benefit on share-based compensation	$2,593	$2,279	$7,399	$6,676

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of March 31, 2014, including shares repurchased under our common stock repurchase program.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2013	6,030,287	$26.15
Granted	395,022	48.20
Exercised	(2,277,830)	25.88
Forfeited	(126,418)	29.70

Balance at March 31, 2014	4,021,061	28.36	$120,197

Exercisable at March 31, 2014	2,893,995	$25.58	$94,416

The aggregate intrinsic value was determined using the closing price of our common stock on March 28, 2014 of $58.20 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2013	1,005,435
Granted	535,860
Delivered	(381,783)
Forfeited	(71,142)

Balance at March 31, 2014	1,088,370	$63,343

The aggregate intrinsic value was determined using the closing price of our common stock on March 28, 2014 of $58.20.

Of the shares delivered, 118,025 shares valued at $5.7 million were withheld to meet statutory minimum tax withholding requirements.

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

During the nine months ended March 31, 2014, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of March 31, 2014 was as follows:

		Aggregate
		Intrinsic
	MSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2013	67,400
Granted	80,730
Performance adjustment	10,782
Delivered	(33,249)
Forfeited	(5,333)

Balance at March 31, 2014	120,330	$7,003

As a result of the Synaptics TSR exceeding the SOX Index TSR by 24 percentage points, we delivered 148% of the targeted shares underlying the November 2012 MSU grants, or 10,782 additional shares. Of the shares delivered, 15,148 shares valued at $670,000 were withheld to meet statutory minimum tax withholding requirements.

We valued the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The grant date fair value for MSUs granted during the nine months ended March 31, 2014 was $60.62 per MSU. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $5.1 million as of March 31, 2014, which will be recognized over a weighted average period of approximately 1.4 years. The aggregate intrinsic value was determined using the closing price of our common stock on March 28, 2014 of $58.20.

12. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision/(benefit) for income taxes of $4.4 million and ($12.6) million for the three months ended March 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. The provision/(benefit) for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income/(loss) before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability related to the Validity acquisition which is not yet reliably estimable. The tax effects of discrete items and the change in the Validity contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended March 31, 2014 and March 31, 2013, and the estimated annual effective tax rates for those periods of 29.3% and 25.2%, respectively. The Company’s annual effective tax rate diverged from the combined U.S. federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the three months ended March 31, 2014 included additional research and development credits net of an increase in unrecognized tax benefits related to uncertain tax positions related to prior fiscal years and tax benefits realized from stock-based compensation. Discrete items recognized in the three months ended March 31, 2013 included additional research and development credits resulting from the retroactive restatement of the federal research and development credit, a decrease in unrecognized tax benefits related to uncertain tax positions, which included the remeasurement of a prior year tax position, and tax benefits realized from stock-based compensation.

The provision/(benefit) for income taxes of $22.3 million and ($6.1) million for the nine months ended March 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. The provision/(benefit) for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income/(loss) before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability related to the Validity acquisition which is not yet reliably estimable. The tax effects of discrete items and the change in the Validity contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the nine months ended March 31, 2014 and March 31, 2013, and the estimated annual effective tax rates for those periods of 29.3% and 25.2%, respectively. The Company’s annual effective tax rate diverged from the combined U.S. federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the nine months ended March 31, 2014 included additional research and development credits net of an increase in unrecognized tax benefits related to uncertain tax positions related to prior fiscal years and tax benefits realized from stock-based compensation. Discrete items recognized in the nine months ended March 31, 2013 included additional research and development credits resulting from the retroactive restatement of the federal research and development credit and a decrease in unrecognized tax benefits related to uncertain tax positions, which included the remeasurement of a prior year tax position and the recognition of a prior year tax position due to an expired statute, and tax benefits realized from stock-based compensation.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $2.2 million during the nine months ended March 31, 2014 to $10.4 million from $8.2 million at June 30, 2013 and was included in other liabilities on our condensed consolidated balance sheets. If recognized, this total amount would affect the effective tax rate on income from continuing operations. The balance of interest and penalties accrued related to unrecognized tax benefits as of March 31, 2014 was $1.0 million and increased by $101,000 from June 30, 2013. We classify interest and penalties as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million which resulted when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact on our condensed consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate will conclude in our fiscal 2015. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013, or the Act. The Act extended the Federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will only recognize six months of tax benefit from the research tax credit in our current fiscal year.

Our major tax jurisdictions are the United States, California, and Hong Kong SAR, and fiscal 2003 onward remain subject to examination by one or more of these jurisdictions.

13. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, market. The mobile product market accounted for 74% and 64% of net revenue for the three months ended March 31, 2014 and 2013, respectively, and 71% and 58% of net revenue for the nine months ended March 31, 2014 and 2013, respectively.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
China	$90,038	$96,897	$307,974	$277,192
South Korea	46,632	18,900	164,458	31,762
Taiwan	25,711	21,611	92,080	58,192
Japan	11,346	17,135	33,812	44,822
United States	29,002	8,511	33,161	19,662
Other	1,542	270	1,156	1,775

	$204,271	$163,324	$632,641	$433,405

Net revenue from external customers for each group of similar products was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Mobile product applications	$150,746	$104,673	$447,014	$250,878
PC product applications	53,525	58,651	185,627	182,527

	$204,271	$163,324	$632,641	$433,405

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Customer A	32%	12%	24%	*

*	Less than 10%

We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	March 31,	June 30,
	2014	2013
Customer A	35%	27%
Customer B	13%	*

*	Less than 10%

14. Comprehensive Income/(Loss)

Our comprehensive income/(loss) generally consists of net income/(loss) plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income. We recognize foreign currency remeasurement adjustments and transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

15. Acquisition of Validity

On November 7, 2013, or the Acquisition Date, we acquired 100% of the outstanding common and preferred shares and voting interest of Validity. This acquisition has been accounted for as a business combination. The results of Validity’s operations have been included in our consolidated financial statements since the Acquisition Date. Validity was a privately held company, which was a leading provider of capacitive-based biometric fingerprint authentication solutions for notebook applications. Validity had begun to target its biometric fingerprint authentication solutions for smartphone and tablet applications and had one revenue-generating design win with one customer as of the Acquisition Date. We believe this acquisition brings together substantial synergies through the combination of the Validity technologies and workforce and our financial stability, scale, infrastructure, customer relationships, and technology delivery performance record. With this acquisition, we expect to gain access to the fast-growing biometrics market, significantly expanding our market opportunity and underscoring our commitment to making smart devices easier to use.

The Acquisition Date fair value of the consideration transferred totaled $127.8 million, which consisted of the following (in thousands):

Cash	$19,985
Shares issued	70,280
Contingent consideration	37,499

$127,764

In connection with the acquisition, we issued 1,577,559 shares of our common stock to the former Validity stockholders valued at $70.3 million based on the Acquisition Date closing price of our common stock of $44.55. The contingent consideration arrangement requires us to make earn-out consideration payments of up to $162.5 million, based primarily on sales, calculated quarterly, ending on March 31, 2016, of certain products embodying Validity fingerprint sensor technology. The earn-out consideration will be payable in cash, except for the initial $16.3 million of contingent consideration, which will be satisfied by delivery of 338,427 shares of our common stock, based on the transaction reference price of $48.278. Under certain conditions, we may be required to deliver additional shares to ensure that at least 40% of the value of consideration transferred to the former Validity stockholders is paid in shares of our common stock.

The estimated fair value of the contingent consideration arrangement as of the Acquisition Date was $37.5 million. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. The key assumptions in applying the probability-weighted discounted cash flow model was a 23% discount rate under three unequally weighted cash flow scenarios reviewed by senior management and our board to assess the transaction. The contingent consideration is remeasured to fair value each reporting period and adjustments are recorded through earnings. As of March 31, 2014, the estimated fair value of the contingent consideration was $96.5 million. The increase in the estimated fair value of the contingent consideration during the third quarter of fiscal 2014 was primarily due to the increase in the forecasted revenue for the product embodying Validity fingerprint sensor technology.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Cash	$365
Accounts receivable	3,840
Inventory	2,154
Prepaid expenses and other	984
Property and equipment	326
Deferred tax assets	12,242
Acquired intangible assets	76,400
Other assets	1,283

Total identifiable assets acquired	97,594
Accounts payable	2,141
Accrued liabilities	1,497
Non-current deferred tax liabilities	5,327
Non-current taxes payable	700
Other non-current accrued liabilities	500

Net identifiable assets acquired	87,429
Goodwill	40,335

Net assets acquired	$127,764

Of the $76.4 million of acquired intangible assets, $57.0 million was assigned to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are determined to be substantively complete, $18.6 million was assigned to developed technology and is amortizing over an estimated useful life of 2-3 years, and $750,000 was assigned to backlog and was amortized during the quarter ended December 31, 2013. In-process research and development refers to the next generation fingerprint authentication technology designed for the mobile product and PC markets. Developed technology refers to the established fingerprint authentication technology initially designed for and sold into the PC market and adapted for the mobile product market. We anticipate that all in-process research and development projects will be substantially completed within the next three to six months. The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Validity as of the Acquisition Date.

As of March 31, 2014, our purchase price allocation was preliminary and has not been finalized. Additional information, which existed as of the Acquisition Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Acquisition Date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the Acquisition Date and may result in a corresponding adjustment to goodwill.

In connection with the acquisition, we recognized $1.2 million of indemnification assets, consisting of $700,000 for income tax and $500,000 for service tax. These amounts represent estimated tax settlements plus interest and penalties. Under the merger agreement, we are indemnified for any additional tax liability incurred (as well as other reasonable expenses) before the acquisition.

The Validity fingerprint authentication products are an extension of our existing interactive user interface solution products and are marketed to our existing customer base. We report revenue from these products on a combined basis with our other products based on device type. We continue to operate in one segment and therefore the goodwill applies to a company-wide reporting unit. None of the goodwill is expected to be deductible for income tax purposes.

We recognized approximately $2.0 million of legal and consulting costs that were expensed in fiscal 2014. These costs are included in our consolidated statements of income as selling, general, and administrative expenses.

Prior to the acquisition, we did not have an existing relationship with Validity.

The condensed consolidated financial statements include $35.7 million of revenue from Validity fingerprint authentication products from the Acquisition Date through March 31, 2014.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2013	2014	2013
	(in thousands, except per share data)
Revenue	$167,375	$640,524	$444,299
Net income	29,894	7,200	34,327
Net income per share—diluted	0.84	0.19	0.97

Pro forma adjustments used to arrive at pro forma net income for the three and nine months ended March 31, 2014 and March 31, 2013, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2013	2014	2013
Buyer transaction costs	$—	$2,000	$—
Seller transaction costs	—	517	—
Inventory adjustment	—	575	—
Share-based compensation	87	280	262
Intangible amortization	(2,060)	(2,685)	(6,931)
Deferred compensation	(19)	66	(56)

Total	$(1,992)	$753	$(6,725)

16. Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of March 31, 2014 and June 30, 2013 (in thousands):

		March 31,	June 30,
	Life	2014	2013
In-process research and development	To Be Determined	$57,000	$8,900
Fingerprint developed technology	2-3 years	18,650	—
Thintouch developed technology	7 years	8,900	—
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	1,335
Backlog	Less than 1 year	750	—
Patents	5 years	100	100

		90,535	14,135
Accumulated amortization		(5,784)	(1,025)

Acquired intangibles, net		$84,751	$13,110

The total amortization expense for the acquired intangible assets was $2.6 million and $262,000 for the three months ended March 31, 2014 and 2013, respectively, and $4.8 million and $763,000 for the nine months ended March 31, 2014 and 2013, respectively. This amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual aggregate amortization expense as of March 31, 2014 (in thousands):

Remainder of 2014	$2,640
2015	10,560
2016	7,016
2017	3,221
2018	1,293
Thereafter	3,021
To be determined	57,000

Future amortization	$84,751

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

In addition to the historical information contained in this report, this report may contain forward-looking statements, including those related to our operating model and strategies; our market penetration and market share in the mobile product applications and PC product applications markets; competitive factors in the mobile product applications and PC product applications markets; revenue from the mobile product applications and PC product applications markets; industry estimates of growth rates of these markets; average selling prices; product design mix; manufacturing costs; gross margins; new product solution introductions; customer relationships; research and development expenses; selling, general, and administrative expenses and schedules; liquidity and anticipated cash requirements; our ability to provide local sales, operational, and engineering support to customers; our assessment of the combination of added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs; our expectations regarding the timing of the conclusion of an ongoing appeal of a tax audit; our estimates of the value of contingent consideration arrangements; our expectations regarding the timing of the substantial conclusion of all the in-process research and development projects; and our expectations regarding tax benefits for the federal research credit. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

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

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in that region. With our expanded global presence, including offices in China, Finland, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use three third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solutions. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, manufacturing, assembly, and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

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

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement was entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Under these earn-out arrangements, upon satisfaction of certain financial metrics and other conditions, additional cash will be delivered to the former Pacinian stockholders and additional cash and shares of our common stock will be delivered to the former Validity stockholders. Accordingly, we anticipate that changes in the fair value of the contingent consideration could result in volatility in our operating results due to changes in our stock price, our estimates of the timing and the number of qualifying units expected to be sold during the earn-out period, the degree of success of current and future projects incorporating both the developed technology and in-process technology of Pacinian and/or Validity, and changes in the discount rates used to determine the fair value of the contingent consideration liabilities over time.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2014 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014 (1)	2013	$ Change	% Change	2014 (1)	2013	$ Change	% Change
Mobile product applications	$150,746	$104,673	$46,073	44.0%	$447,014	$250,878	$196,136	78.2%
PC product applications	53,525	58,651	(5,126)	(8.7%)	185,627	182,527	3,100	1.7%

Net revenue	204,271	163,324	40,947	25.1%	632,641	433,405	199,236	46.0%

Gross margin	92,430	81,083	11,347	14.0%	296,254	210,683	85,571	40.6%

Operating expenses:
Research and development	49,412	36,740	12,672	34.5%	135,785	103,799	31,986	30.8%
Selling, general, and administrative	25,856	20,183	5,673	28.1%	69,825	58,099	11,726	20.2%
Acquired intangibles amortization	262	262	—	0.0%	785	763	22	2.9%
Change in contingent consideration	53,043	237	52,806	22281.0%	56,731	1,100	55,631	5057.4%

Operating income/(loss)	(36,143)	23,661	(59,804)	(252.8%)	33,128	46,922	(13,794)	(29.4%)

Interest income, net	516	193	323	167.4%	1,413	627	786	125.4%

Income/(loss) before provision for income taxes	(35,627)	23,854	(59,481)	(249.4%)	34,541	47,549	(13,008)	(27.4%)
Provision/(benefit) for income taxes	4,429	(12,592)	17,021	(135.2%)	22,324	(6,064)	28,388	(468.1%)

Net income/(loss)	$(40,056)	$36,446	$(76,502)	(209.9%)	$12,217	$53,613	$(41,396)	(77.2%)

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013 (see Note 15 to the condensed consolidated financial statements)

Certain of the data used in our condensed consolidated statements of income data as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Point	NIne Months Ended		Point
	March 31,		Increase/	March 31,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Mobile product applications	73.8%	64.1%	9.7%	70.7%	57.9%	12.8%
PC product applications	26.2%	35.9%	(9.7%)	29.3%	42.1%	(12.8%)

Net revenue	100.0%	100.0%		100.0%	100.0%

Gross margin	45.2%	49.6%	(4.4%)	46.8%	48.6%	(1.8%)

Operating expenses:
Research and development	24.2%	22.5%	1.7%	21.5%	23.9%	(2.4%)
Selling, general, and administrative	12.7%	12.4%	0.3%	11.0%	13.4%	(2.4%)
Acquired intangibles amortization	0.1%	0.2%	(0.1%)	0.1%	0.2%	(0.1%)
Change in contingent consideration	26.0%	0.1%	25.9%	9.0%	0.3%	8.7%

Operating income/(loss)	(17.7%)	14.5%	(32.2%)	5.2%	10.8%	(5.6%)

Income/(loss) before provision for income taxes	(17.4%)	14.6%	(32.0%)	5.5%	11.0%	(5.5%)
Provision for income taxes	2.2%	(7.7%)	9.9%	3.5%	(1.4%)	4.9%

Net income/(loss)	(19.6%)	22.3%	(41.9%)	1.9%	12.4%	(10.5%)

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013 (see Note 15 to the condensed consolidated financial statements)

Net Revenue.

Net revenue was $204.3 million for the quarter ended March 31, 2014 compared with $163.3 million for the quarter ended March 31, 2013, an increase of $40.9 million, or 25.1%, which includes $31.4 million of biometric fingerprint authentication product revenue. Of our third quarter fiscal 2014 net revenue, $150.8 million, or 73.8%, was from mobile product applications and $53.5 million, or 26.2%, was from PC product applications. The increase in net revenue for the quarter ended March 31, 2014 was attributable to an increase in net revenue from mobile product, partially offset by a decline in PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the quarter, reflecting market growth and the addition of mobile based biometric fingerprint authentication solutions. Net revenue from PC product applications decreased primarily as a result of lower unit sales in the quarter, reflecting weakness in the overall PC market, and timing of our sales in the supply chain.

Net revenue was $632.6 million for the nine months ended March 31, 2014 compared with $433.4 million for the nine months ended March 31, 2013, an increase of $199.2 million, or 46.0%, which includes $35.7 million of biometric fingerprint authentication product revenue. Of our first nine months of fiscal 2014 net revenue, $447.0 million, or 70.7%, was from mobile product applications and $185.6 million, or 29.3%, was from PC product applications. The increase in net revenue for the nine months ended March 31, 2014 was attributable to an increase in net revenue from mobile product applications and PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the nine month period, primarily reflecting market growth. Net revenue from PC product applications increased primarily as a result of expanding our content in PC products with the addition of biometric fingerprint authentication products.

Based on industry estimates of unit shipments, the mobile smartphone market is anticipated to increase approximately 20%, the tablet market is anticipated to increase 22%, and the notebook market is anticipated to decrease approximately 4% in calendar year 2014 compared with calendar year 2013.

Gross Margin.

Gross margin as a percentage of net revenue was 45.2%, or $92.4 million, for the quarter ended March 31, 2014 compared with 49.6%, or $81.1 million, for the quarter ended March 31, 2013. The 440 basis point decline in gross margin was primarily due to amortization of acquired intangibles incurred in the current quarter, as well as a higher mix of module products, which generally carry a lower margin than chip products due to additional components/materials than just the chip.

Gross margin as a percentage of net revenue was 46.8%, or $296.3 million, for the nine months ended March 31, 2014 compared with 48.6%, or $210.7 million, for the nine months ended March 31, 2013. The 180 basis point decline in gross margin was primarily due to amortization of acquired intangibles incurred in the current year as well as a higher mix of module products, which generally carry a lower margin than chip products due to additional components/materials than just the chip.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $12.7 million to $49.4 million for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013. The increase in research and development expenses primarily reflected a $8.7 million increase in personnel-related costs, which included our annual merit increase, additional headcount associated with an expanded product portfolio and a recent acquisition, a $1.9 million increase in infrastructure-related costs, and a $1.0 million increase in share-based compensation costs.

Research and development expenses increased $32.0 million to $135.8 million for the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013. The increase in research and development expenses primarily reflected a $19.9 million increase in personnel-related costs, which included our annual merit increase, an increase in our incentive compensation accrual, additional headcount associated with an expanded product portfolio and a recent acquisition, a $9.2 million increase in infrastructure-related costs, and a $1.4 million increase in travel and related expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.7 million to $25.9 million for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013. The increase in selling, general, and administrative expenses primarily reflected a $3.2 million increase in employee-related costs, which included our annual merit increase, additional headcount related to a recent acquisition, and a $1.4 million increase in professional fees, primarily associated with acquisition-related costs.

Selling, general, and administrative expenses increased $11.7 million to $69.8 million for the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013. The increase in selling, general, and administrative expenses primarily reflected a $8.6 million increase in employee-related costs, which included our annual merit increase and additional headcount including new employees related to a recent acquisition, a $3.2 million increase in professional fees, primarily associated with acquisition-related costs, and a $1.7 million in travel and related expenses, partially offset by a $2.8 million decrease in share-based compensation.

Change in Contingent Consideration. Our contingent consideration increased $52.8 million for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013. The increase was primarily attributable to the increase in the estimated fair value of the contingent consideration, which resulted from a substantial increase in expected unit sales of products embodying Validity fingerprint sensor technology over the remaining earn-out period. The material increase in change in contingent consideration resulted in a net loss for the quarter ended March 31, 2014.

Our contingent consideration increased $55.6 million for the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013. The increase was primarily attributable to the increase in the estimated fair value of the contingent consideration, which resulted from a substantial increase in expected unit sales of products embodying Validity fingerprint sensor technology over the remaining earn-out period.

Provision for Income Taxes.

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision/(benefit) for income taxes of $4.4 million and ($12.6) million for the three months ended March 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. The provision/(benefit) for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income/(loss) before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability related to the Validity acquisition which is not yet reliably estimable. The tax effects of discrete items and the change in the Validity contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended March 31, 2014 and March 31, 2013, and the estimated annual effective tax rates for those periods of 29.3% and 25.2%, respectively. The Company’s annual effective tax rate diverged from the combined U.S. federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the three months ended March 31, 2014 included additional research and development credits net of an increase in unrecognized tax benefits related to uncertain tax positions related to prior fiscal years, and tax benefits realized from stock-based compensation. Discrete items recognized in the three months ended March 31, 2013 included additional research and development credits resulting from the retroactive restatement of the federal research and development credit, a decrease in unrecognized tax benefits related to uncertain tax positions, which included the remeasurement of a prior year tax position, and tax benefits realized from stock-based compensation.

The provision/(benefit) for income taxes of $22.3 million and ($6.1) million for the nine months ended March 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. The provision/(benefit) for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income/(loss) before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability related to the Validity acquisition which is not yet reliably estimable. The tax effects of discrete items and the change in the Validity contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the nine months ended March 31, 2014 and March 31, 2013, and the estimated annual effective tax rates for those periods of 29.3% and 25.2%, respectively. The Company’s annual effective tax rate diverged from the combined U.S. federal and state statutory rate primarily because of foreign income taxed at lower tax rates and the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the nine months ended March 31, 2014 included additional research and development credits net of an increase in unrecognized tax benefits related to uncertain tax positions related to prior fiscal years and tax benefits realized from stock-based compensation. Discrete items recognized in the nine months ended March 31, 2013 included additional research and development credits resulting from the retroactive restatement of the federal research and development credit, a decrease in unrecognized tax benefits related to uncertain tax positions, which included the remeasurement of a prior year tax position and the recognition of a prior year tax position due to an expired statute, and tax benefits realized from stock-based compensation.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 would be subject to examination. The early periods were being audited in connection with a mandatory review of tax refunds in excess of $2.0 million which resulted when we carried back our fiscal 2008 net operating loss. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact to our condensed consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate will conclude in our fiscal 2015. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2013, or the Act. The Act extended the Federal research credit for two years retroactively from January 1, 2012 through December 31, 2013. As such, we will only recognize six months of tax benefit from the research credit in our current fiscal year.

Liquidity and Capital Resources

Our cash and cash equivalents were $391.5 million as of March 31, 2014 compared with $355.3 million as of June 30, 2013, an increase of $36.2 million. The increase primarily reflected the combination of $91.1 million provided from operating cash flows and $63.0 million of proceeds from the issuance of shares, partially offset by $70.3 million used to repurchase 1,663,779 shares of our common stock, $32.3 million used for the purchase of property and equipment, and $19.6 million used for the acquisition of a business. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2014, $348.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2014 generated net cash of $91.1 million compared with $69.6 million of net cash generated during the nine months ended March 31, 2013. For the nine months ended March 31, 2014, net cash provided by operating activities was primarily attributable to net income of $12.2 million plus adjustments for non-cash charges of $103.1 million, and a $24.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to an $18.1 million increase in inventory, a $4.3 million decrease in income taxes, an $8.7 million increase in other assets, a $5.8 million decrease in accounts payable, partially offset by a $13.2 million increase in other accrued liabilities. From June 30, 2013 to March 31, 2014, our days sales outstanding increased from 58 days to 66 days and our inventory turns declined from 9 to 6.

Cash Flows from Investing Activities. Investing activities during the nine months ended March 31, 2014 used net cash of $32.3 million for purchases of property and equipment and $19.6 million for the acquisition of a business compared with $30.0 million net cash used for purchases of property and equipment and $5.0 million for the acquisition of a business during the nine months ended March 31, 2013.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2014 was $3.0 million compared with $26.3 million for the nine months ended March 31, 2013. Net cash used in financing activities for the nine months ended March 31, 2014 primarily included $70.3 million used to repurchase 1,663,779 shares of our common stock, partially offset by proceeds from issuance of shares of our common stock under our employee equity programs of $63.0 million.

Common Stock Repurchase Program. Our board has cumulatively authorized $620.0 million for our stock repurchase program, expiring in October 2015. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2014, we purchased 19,047,711 shares of our common stock in the open market for an aggregate cost of $530.4 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. As of March 31, 2014, we had $89.6 million remaining under our common stock repurchase program.

Bank Credit Facility. We maintain a $75.0 million working capital line of credit with Wells Fargo Bank. The Wells Fargo Bank revolving line of credit, which expires on September 1, 2014, provides for an interest rate equal to the prime lending rate or 150 basis points above LIBOR, depending on whether we choose a variable or fixed rate, respectively. We had not borrowed any amounts under this line of credit as of March 31, 2014.

$100 Million Shelf Registration. We have registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares will generally be freely tradeable after their issuance under Rule 145 of the Securities Act unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144.

Liquidity and Capital Resources. We believe our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our contingent consideration obligation associated with the acquisition of Validity. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Our non-current investments consist of ARS investments, which have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual. Further, we do not anticipate the need to repatriate any undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2014 were as follows (in millions):

	Remaining in Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Thereafter	Total
Leases	$1	$4	$2	$2	$1	$2	$12
Purchase obligations and other commitments (1)	3	54	51	—	—	—	108

Total	$4	$58	$53	$2	$1	$2	$120

(1)	Purchase obligations and other commitments include payments due for contingent consideration, a long-term services agreement and inventory purchase obligations with contract manufacturers.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement. As of March 31, 2014, we may owe up to $162.5 million of additional consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016. The estimated fair value of the contingent consideration liability as of March 31, 2014 was $96.5 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of March 31, 2014, we may owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration liability as of March 31, 2014 was $5.9 million.

The amounts in the table above exclude unrecognized tax benefits of $10.4 million. As of March 31, 2014, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $620.0 million. The remaining amount authorized for the repurchase of our common stock through October 2015 is $89.6 million. There were no repurchases under our common stock repurchase program during the three-month period ended March 31, 2014.

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

SYNAPTICS INCORPORATED

Date: May 2, 2014	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 2, 2014	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document