Form 10-Q
period 2014-09-27
SYNAPTICS INC
filed 2014-11-06
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Number of shares of Common Stock outstanding at October 31, 2014: 36,900,176

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$449,815	$447,205
Accounts receivable, net of allowances of $965 and $883 at September 30, 2014 and June 30, 2014, respectively	194,488	195,057
Inventories	76,448	82,311
Prepaid expenses and other current assets	19,881	17,858

Total current assets	740,632	742,431
Property and equipment at cost, net of accumulated depreciation of $53,715 and $49,482 at September 30, 2014 and June 30, 2014, respectively	96,481	80,849
Goodwill	61,030	61,030
Acquired intangibles, net	77,848	82,111
Non-current investments	17,856	19,785
Other assets	30,202	34,127

	$1,024,049	$1,020,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$102,608	$97,109
Accrued compensation	20,973	30,682
Income taxes payable	11,967	12,538
Contingent consideration	46,231	57,388
Other accrued liabilities	72,775	56,691

Total current liabilities	254,554	254,408
Other liabilities	51,734	64,768
Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 56,518,137 and 55,911,513 shares issued, and 36,841,896 and 36,863,802 shares outstanding, at September 30, 2014 and June 30, 2014, respectively	57	56
Additional paid-in capital	780,552	740,282
Treasury stock: 19,676,241 and 19,047,711 common treasury shares at September 30, 2014 and June 30, 2014, respectively, at cost	(580,421)	(530,422)
Accumulated other comprehensive income	8,306	8,560
Retained earnings	509,267	482,681

Total stockholders’ equity	717,761	701,157

	$1,024,049	$1,020,333

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net revenue	$282,741	$222,607
Cost of revenue	162,552	113,328

Gross margin	120,189	109,279

Operating expenses:
Research and development	57,525	40,442
Selling, general, and administrative	30,673	21,124
Acquired intangibles amortization	262	262
Change in contingent consideration	(4,502)	258

Total operating expenses	83,958	62,086

Operating income	36,231	47,193
Interest income, net	624	426

Income before provision for income taxes	36,855	47,619
Provision for income taxes	10,269	12,680

Net income	$26,586	$34,939

Net income per share:
Basic	$0.72	$1.06

Diluted	$0.68	$1.00

Shares used in computing net income per share:
Basic	36,998	32,958

Diluted	39,227	35,020

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net income	$26,586	$34,939
Other comprehensive income:
Change in unrealized net gain on investments	71	567
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(325)	(219)

Net current-period other comprehensive income/(loss)	(254)	348

Comprehensive income	$26,332	$35,287

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$26,586	$34,939
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	9,495	7,042
Depreciation and amortization	4,248	3,244
Acquired intangibles amortization	4,263	262
Accretion and remeasurement of contingent consideration liability	(4,502)	258
Deferred taxes	90	188
Non-cash interest income	(325)	(219)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	569	(5,485)
Inventories	5,863	(7,345)
Prepaid expenses and other current assets	(1,424)	(497)
Other assets	3,908	201
Accounts payable	5,231	(2,175)
Accrued compensation	(9,566)	(8,654)
Income taxes payable	(320)	4,502
Other accrued liabilities	16,304	2,659

Net cash provided by operating activities	60,420	28,920

Cash flows from investing activities
Proceeds from sales of non-current investments	1,400	—
Purchases of property and equipment	(19,612)	(10,014)

Net cash used in investing activities	(18,212)	(10,014)

Cash flows from financing activities
Payment of contingent consideration	(358)	—
Purchases of treasury stock	(49,999)	(49,997)
Proceeds from issuance of shares	8,583	7,713
Excess tax benefit from share-based compensation	4,951	1,329
Payroll taxes for deferred stock units	(2,775)	(1,682)

Net cash used in financing activities	(39,598)	(42,637)

Net increase/(decrease) in cash and cash equivalents	2,610	(23,731)
Cash and cash equivalents at beginning of period	447,205	355,303

Cash and cash equivalents at end of period	$449,815	$331,572

Supplemental disclosures of cash flow information
Cash paid for taxes	$4,446	$6,564
Non-cash investing and financing activities:
Property and equipment received but unpaid	$3,545	$1,646
Common stock issued in settlement of contingent consideration liability	$19,802	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature, necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2015 and 2014 years are 52-week periods ending on June 27, 2015 and June 28, 2014, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended September 27, 2014 and September 28, 2013. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, contingent consideration liabilities, and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software that allow for further differentiation and customer integration, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2014	2013
Numerator:
Net income	$26,586	$34,939

Denominator:
Shares, basic	36,998	32,958
Effect of dilutive share-based awards	2,229	2,062

Shares, diluted	39,227	35,020

Net income per share:
Basic	$0.72	$1.06

Diluted	$0.68	$1.00

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, and market stock units, or MSUs.

Dilutive net income per share amounts do not include the potential weighted average effect of 107,101 of shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2014, or 503,115 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2013, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in thousands):

	September 30,		June 30,
	2014		2014
	Level 1	Level 3	Level 1	Level 3
Assets:
Money market funds	$441,985	$—	$439,675	$—
Auction rate securities	—	18,456	—	19,785

Total available-for-sale securities	$441,985	$18,456	$439,675	$19,785

Liabilities:
Contingent consideration liabilities recorded for business combinations	$—	$85,460	$—	$110,122

In our condensed consolidated balance sheets as of September 30, 2014 and June 30, 2014, money market balances were included in cash and cash equivalents and auction rate securities, or ARS investments, were included in non-current investments and $600,000 of the ARS investments were included in prepaid expenses and other current assets as of September 30, 2014. The short-term portion of the contingent consideration liability recorded for business combinations was a separate line item in current liabilities and the long-term portion of $39.2 million and $52.7 million was included in the non-current portion of other liabilities as of September 30, 2014 and June 30, 2014, respectively.

Changes in fair value of our Level 3 financial assets as of September 30, 2014 were as follows (in thousands):

Balance as of June 30, 2014	$19,785
Net unrealized gain	71
Redemptions	(1,400)

Balance as of September 30, 2014	$18,456

Changes in fair value of our Level 3 contingent consideration liabilities as of September 30, 2014 were as follows (in thousands):

Balance as of June 30, 2014	$110,122
Cash settlement of contingent consideration liability	(358)
Issuance of common stock in settlement of liability	(19,802)
Accretion and remeasurement	(4,502)

Balance as of September 30, 2014	$85,460

In connection with our acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement and as of September 30, 2014, we may be required to make additional cash payments of up to $145.8 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016.

In connection with our acquisition of Pacinian Corporation, or Pacinian, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of September 30, 2014, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016.

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three months ended September 30, 2014 and 2013.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Auction Rate Securities

Our ARS investments have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended September 30, 2014, $1.4 million of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of September 30, 2014 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $12.5 million maturing from fiscal years 2016 to 2018, $3.2 million fair value maturing from calendar years 2044 to 2046, and $2.8 million fair value with no maturity date. Of our ARS investments, $4.1 million par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of September 30, 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in		New Cost	Unrealized	Fair
	Basis	Retained Earnings		Basis	Gain/(Loss)	Value
Student loans	$3,500	$(179)		$3,321	$(143)	$3,178
Credit linked notes	13,500	(7,188	) (1)	6,312	5,628	11,940
Preferred stock	5,000	(5,000)		—	2,750	2,750
Municipals	600	(83)		517	71	588

Total ARS	$22,600	$(12,450)		$10,150	$8,306	$18,456

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $1.6 million on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The various types of ARS investments we held as of June 30, 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

		Other-than-
		temporary
	Original Cost	Impairment in		New Cost	Unrealized	Fair
	Basis	Retained Earnings		Basis	Gain/(Loss)	Value
Student loans	$3,500	$(179)		$3,321	$(149)	$3,172
Credit linked notes	13,500	(7,513	) (1)	5,987	5,891	11,878
Preferred stock	5,000	(5,000)		—	2,750	2,750
Municipals	2,000	(83)		1,917	68	1,985

Total ARS	$24,000	$(12,775)		$11,225	$8,560	$19,785

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $1.3 million on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The ARS investments in each of the above tables with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

We have accounted for all of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell the ARS investments, and it is not more likely than not that we will be required to sell the investments before the recovery of the amortized cost basis.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30,	June 30,
	2014	2014
Raw materials	$61,816	$58,717
Finished goods	14,632	23,594

	$76,448	$82,311

7. Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of September 30, 2014 and June 30, 2014 (in thousands):

		September 30,	June 30,
	Life	2014	2014
Fingerprint developed technology	2-4 years	$75,650	$18,650
ThinTouch developed technology	7 years	8,900	8,900
Customer relationships	5 years	3,800	3,800
Licensed technology and other	5 years	1,335	1,335
Backlog	Less than 1 year	750	750
Patents	5 years	100	100
In-process research and development	Not applicable	—	57,000

		90,535	90,535
Accumulated amortization		(12,687)	(8,424)

Acquired intangibles, net		$77,848	$82,111

The total amortization expense for the acquired intangible assets was $4.3 million and $262,000 for the three months ended September 30, 2014 and 2013, respectively. During the first quarter of fiscal 2015, the in-process research and development projects were completed, have been included in fingerprint developed technology, and amortization commenced. Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 30, 2014 (in thousands):

Remainder of 2015	$18,688
2016	21,374
2017	17,579
2018	15,218
2019	3,239
2020	1,271
Thereafter	479

Future amortization	$77,848

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30,	June 30,
	2014	2014
Customer obligations	$52,475	$38,758
Inventory obligations	3,800	4,096
Warranty	1,759	1,659
Other	14,741	12,178

	$72,775	$56,691

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

10. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Cost of revenue	$302	$254
Research and development	5,400	3,927
Selling, general, and administrative	3,793	2,861

Total	$9,495	$7,042

Income tax benefit on share-based compensation	$2,686	$1,972

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of September 30, 2014. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2014	3,693,375	$30.08
Granted	99,890	78.38
Exercised	(290,411)	29.56
Forfeited	(13,269)	34.32

Balance at September 30, 2014	3,489,585	31.48	$152,296

Exercisable at September 30, 2014	2,474,570	26.02	$121,196

The aggregate intrinsic value was determined using the closing price of our common stock on September 26, 2014, of $75.00 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

Deferred Stock Units, or DSU, activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance at June 30, 2014	1,058,243
Granted	47,802
Delivered	(133,112)
Forfeited	(19,704)

Balance at September 30, 2014	953,229	$71,492

The aggregate intrinsic value was determined using the closing price of our common stock on September 26, 2014 of $75.00.

Of the shares delivered, 38,414 shares valued at $2.8 million were withheld to meet statutory minimum tax withholding requirements.

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

(100% + ([Synaptics TSR - SOX Index TSR] x 2))

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory minimum tax withholding requirements and deliver a net quantity of shares to the employee, consultant, or director after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award.

During the three months ended September 30, 2014, there were no MSUs granted, delivered, or forfeited. The aggregate intrinsic value of MSUs as of September 30, 2014 was $9.0 million.

We value the MSUs using the Monte Carlo simulation model and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $3.9 million as of September 30, 2014, which will be recognized over a weighted average period of approximately 0.9 years. The aggregate intrinsic value was determined using the closing price of our common stock on September 26, 2014 of $75.00.

11. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Accordingly, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes of $10.3 million and $12.7 million for the three months ended September 30, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability which is not reliably estimable. The tax effects of discrete items and the change in contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended September 30, 2014 and 2013, and the estimated annual effective tax rates for those same periods of 32.6% and 27.3%, respectively. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the three months ended September 30, 2014 and 2013, included additional penalty and interest related to uncertain tax positions related to prior fiscal years and tax benefits realized from share-based compensation.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $223,000 during the three months ended September 30, 2014 to $10.4 million from $10.2 million at June 30, 2014 and was included in other liabilities on our condensed consolidated balance sheets. If recognized, this total amount would affect the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2014 was $971,000; this balance increased by $36,000 from June 30, 2014. We classify interest and penalties, as components of income tax expense.

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

12. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, product market.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
China	$148,170	$107,366
South Korea	46,841	69,158
United States	40,752	495
Taiwan	36,236	32,300
Japan	5,736	12,079
Other	5,006	1,209

	$282,741	$222,607

Net revenue from external customers for each group of similar products was as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Mobile product applications	$199,734	$162,664
PC product applications	83,007	59,943

	$282,741	$222,607

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2014	2013
Customer A	24%	22%
Customer B	*	10%

*	Less than 10%

We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	September 30,	June 30,
	2014	2014
Customer A	18%	28%

13. Comprehensive Income

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

14. Subsequent events

On June 11, 2014, we entered into a stock purchase agreement to acquire all of the outstanding stock of Renesas SP Drivers, Inc., or RSP, a leading provider of small and medium-sized display driver integrated circuits for smartphones and tablets (the “Acquisition”). The Acquisition is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of October 1, 2014, or the Closing Date, we completed the Acquisition of 100% of the outstanding capital stock of RSP for a purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into US dollars at a reference conversion rate of 109.4 JPY to USD. The purchase price at the closing of the Acquisition was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustments, or the Working Capital Holdback. Under the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire closing date inventory held by REL at the target amount of  ¥12.53 billion (or approximately $115 million). The Working Capital Holdback and the inventory purchase obligation are expected to be settled in fiscal 2015. This acquisition will be accounted for as a business combination in the quarter ending in December 2014.

In connection with the Acquisition, on September 30, 2014, we entered into a credit agreement, or the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the Acquisition purchase price. Debt issuance costs were approximately $5.0 million, including a financing commitment provided to the seller at the acquisition signing date and legal fees.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit; the consolidated total leverage ratio, or leverage ratio; the consolidated interest coverage ratio, or interest coverage ratio; and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.

As of the date of the filing of this Form 10-Q, the purchase price allocation is preliminary and has not been finalized. Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$54,702
Restricted cash	36,617
Accounts receivable	136,647
Inventory	4,542
Property and equipment	5,401
Acquired intangible assets	289,000
Other assets	4,770

Total identifiable assets acquired	531,679
Accounts payable	71,492
Income taxes payable	36,599
Deferred tax liability	101,150
Other accrued liabilities	4,615

Net identifiable assets acquired	317,823
Goodwill	144,893

Net assets acquired	$462,716

Of the $289.0 million of acquired intangible assets, $147.0 million was assigned to developed technology and will amortize over estimated useful lives of 4 to 6 years; $68.0 million was assigned to customer relationships and will be amortized over an estimated useful life of 1 to 3 years, $29.0 million was assigned to inventory to be acquired and will be amortized during the quarter ending in December 2014, $26.0 million was assigned to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete, and $19.0 million was assigned to backlog and will be amortized during the quarter ending in December 2014. We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions in applying the discounted cash flow model to the identified intangible assets included discount rates ranging from 9% to 13%.

Developed technology consists of established small- and medium-sized display driver technology designed for and sold into the smartphone and tablet markets. The value of goodwill reflects the anticipated synergies of the combined operations and workforce of RSP as of the acquisition date.

None of the goodwill is expected to be deductible for income tax purposes.

Prior to the acquisition, we did not have an existing relationship or transactions with RSP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have any long-term supply contracts with any of our contract manufacturers. We use two third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solutions. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, manufacturing, assembly, and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Our gross margin generally reflects the combination of the added value we bring to our OEM customers’ products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs and implementing design and process improvements.

Our research and development expenses include costs for supplies and materials related to product development as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets and to adapt our existing technologies, or develop new technologies, for new markets.

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

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Under these earn-out arrangements, upon satisfaction of certain financial metrics and other conditions, additional cash will be delivered to the former Pacinian stockholders and additional cash and shares of our common stock will be delivered to the former Validity stockholders. Accordingly, we anticipate that changes in the fair value of the contingent consideration in future accounting periods could result in volatility in our operating results due to changes in our estimates of the timing and the number of qualifying units expected to be sold during the earn-out period, the degree of success of current and future projects incorporating both the developed technology and in-process technology of Pacinian and/or Validity, and changes in the discount rates used to determine the fair value of the contingent consideration liabilities over time.

Acquisition Activity

On June 11, 2014, we entered into a stock purchase agreement to acquire Renesas SP Drivers, Inc., or RSP, a leading provider of small and medium-sized display driver integrated circuits for smartphones and tablets. The Acquisition of RSP is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of the Closing Date, we completed the Acquisition for a purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into US dollars at a reference conversion rate of 109.4 JPY to USD. The purchase price at the closing of the Acquisition was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustment. Under the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire the closing date inventory held by REL at the target amount of ¥12.53 billion (or approximately $115 million). The inventory purchase obligation is expected to be settled in fiscal 2015.

In connection with the Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the Acquisition purchase price. The debt issuance costs were approximately $5.0 million.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 27, 2014 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014 (1)	2013	$ Change	% Change
Mobile product applications	$199,734	$162,664	$37,070	22.8%
PC product applications	83,007	59,943	23,064	38.5%

Net revenue	282,741	222,607	60,134	27.0%

Gross margin	120,189	109,279	10,910	10.0%

Operating expenses:
Research and development	57,525	40,442	17,083	42.2%
Selling, general, and administrative	30,673	21,124	9,549	45.2%
Acquired intangibles amortization	262	262	—	0.0%
Change in contingent consideration	(4,502)	258	(4,760)	(1845.0%)

Operating income	36,231	47,193	(10,962)	(23.2%)

Interest income, net	624	426	198	46.5%

Income before provision for income taxes	36,855	47,619	(10,764)	(22.6%)
Provision for income taxes	10,269	12,680	(2,411)	(19.0%)

Net income	$26,586	$34,939	$(8,353)	(23.9%)

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Point
	September 30,		Increase/
	2014 (1)	2013	(Decrease)
Mobile product applications	70.6%	73.1%	(2.5%)
PC product applications	29.4%	26.9%	2.5%

Net revenue	100.0%	100.0%

Gross margin	42.5%	49.1%	(6.6%)

Operating expenses:
Research and development	20.3%	18.2%	2.1%
Selling, general, and administrative	10.8%	9.5%	1.3%
Acquired intangibles amortization	0.1%	0.1%	0.0%
Change in contingent consideration	(1.6%)	0.1%	(1.7%)

Operating income	12.8%	21.2%	(8.4%)

Income before provision for income taxes	13.0%	21.4%	(8.4%)
Provision for income taxes	3.6%	5.7%	(2.1%)

Net income	9.4%	15.7%	(6.3%)

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013

Net Revenue

Net revenue was $282.7 million for the quarter ended September 30, 2014 compared with $222.6 million for the quarter ended September 30, 2013, an increase of $60.1 million, or 27.0%. Of our first quarter fiscal 2015 net revenue, $199.7 million, or 70.6%, was from mobile product applications and $83.0 million, or 29.4%, was from PC product applications. The increase in net revenue for the quarter ended September 30, 2014 was attributable to an increase in net revenue from both mobile and PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the quarter, reflecting market growth and the addition of mobile based biometric fingerprint authentication solutions. Net revenue from PC product applications increased primarily as a result of higher unit sales in the quarter and the addition of PC-based biometric fingerprint authentication solutions.

Based on industry estimates of unit shipments, the smartphone market is anticipated to increase approximately 24%, the tablet market is anticipated to increase approximately 7%, and the notebook market is anticipated to decrease approximately 2% in calendar year 2014 compared with calendar year 2013.

Gross Margin

Gross margin as a percentage of net revenue was 42.5%, or $120.2 million, for the quarter ended September 30, 2014 compared with 49.1%, or $109.3 million, for the quarter ended September 30, 2013. The 660 basis point decline in gross margin was primarily due to amortization of acquired intangibles recognized in the current quarter, as well as a higher mix of module products, which generally carry a lower margin than chip products due to additional components/materials which are included with the chip.

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

In connection with our acquisition of RSP, we will have additional amortization charges of acquired intangible assets, which will be recorded to cost of revenue. These additional charges will cause our future gross margins to decline for the remainder of fiscal 2015.

Operating Expenses

Research and Development Expenses. Research and development expenses increased $17.1 million to $57.5 million for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013. The increase in research and development expenses primarily reflected an $11.0 million increase in personnel-related costs, which included our annual merit increase, additional headcount associated with an expanded product portfolio and our acquisition of Validity in November 2013, a $4.6 million increase in infrastructure-related costs, and a $1.5 million increase in share-based compensation costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.5 million to $30.7 million for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013. The increase in selling, general, and administrative expenses primarily reflected a $6.4 million increase in personnel-related costs, which included our annual merit increase, additional headcount related to our expanded sales force and our acquisition of Validity in November 2013, a $2.2 million increase in infrastructure-related costs, and a $0.9 million increase in share-based compensation costs.

Change in Contingent Consideration. Our contingent consideration decreased $4.8 million to a credit of $4.5 million for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013. The change was primarily attributable to the decrease in the estimated fair value of the contingent consideration, which resulted from an adjustment in expected unit sales of products embodying Validity fingerprint sensor technology and/or Pacinian ThinTouch technology over the remaining earn-out periods.

Provision for Income Taxes

The provision for income taxes of $10.3 million and $12.7 million for the three months ended September 30, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability which is not yet reliably estimable. The tax effects of discrete items and the change in contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended September 30, 2014 and 2013, and the estimated annual effective tax rates for those same periods of 32.6% and 27.3%, respectively. Our annual effective tax rate diverged from the combined U.S. federal and state statutory rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the three months ended September 30, 2014 included additional penalty and interest related to uncertain tax positions related to prior fiscal years and tax benefits realized from share-based compensation. Discrete items recognized in the three months ended September 30, 2013 included additional penalty and interest related to uncertain tax position related to prior fiscal years and tax benefits realized from share-based compensation.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 returns would be subject to examination. In March 2013, we received the Revenue Agent’s Report resolving our examination with the Service and paid an assessment that had no material impact on our condensed consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate will conclude in our fiscal 2015. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and may cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Liquidity and Capital Resources

Our cash and cash equivalents were $449.8 million as of September 30, 2014 compared with $447.2 million as of June 30, 2014, an increase of $2.6 million. The increase primarily reflected the combination of $60.4 million provided by operating cash flows and $8.6 million of proceeds from the issuance of shares of our common stock under our employee equity programs, partially offset by $50.0 million used to repurchase 628,530 shares of our common stock, and $19.6 million used for the purchase of property and equipment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2014, $316.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, foreign, and state taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2014 generated net cash of $60.4 million compared with $28.9 million of net cash generated during the three months ended September 30, 2013. For the three months ended September 30, 2014, net cash provided by operating activities was primarily attributable to net income of $26.6 million, plus adjustments for non-cash charges of $13.3 million, and a $20.6 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $16.3 million increase in other accrued liabilities, a $5.9 million decrease in inventory, a $5.2 million increase in accounts payable, a $3.9 million decrease in other assets, partially offset by a $9.6 million decrease in accrued compensation and a $1.4 million increase in prepaid expenses and other current assets. From June 30, 2014 to September 30, 2014, our days sales outstanding increased from 56 days to 62 days and our inventory turns increased from 6 to 8.

Cash Flows from Investing Activities. Investing activities during the three months ended September 30, 2014 used net cash of $19.6 million for purchases of property and equipment, partially offset by $1.4 million of proceeds for the sale of non-current investments, compared with $10.0 million net cash used for purchases of property and equipment during the three months ended September 30, 2013.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2014, was $39.6 million compared with $42.6 million of net cash used during the three months ended September 30, 2013. Net cash used in financing activities for the three months ended September 30, 2014 primarily included $50.0 million used to repurchase 628,530 shares of our common stock, partially offset by $8.6 million in proceeds from issuance of shares of our common stock under our employee equity programs.

Common Stock Repurchase Program. Our board has cumulatively authorized $730.0 million for our common stock repurchase program, expiring in July 2016. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2014, we purchased 19,676,241 shares of our common stock in the open market for an aggregate cost of $580.4 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the three months ended September 30, 2014, we repurchased 628,530 shares of our common stock for a total cost of 50.0 million, leaving $149.6 million remaining under our common stock repurchase program.

Bank Credit Facility. In connection with the Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the Acquisition purchase price.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

The revolving credit facility and term loans bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.

The term loan facility requires repayment over five years with nineteen quarterly payments beginning in our quarter ending in March 2015. Each of the first four quarterly principal payments is $1.9 million, and each of the next fourteen quarterly principal payments is $3.8 million, followed by a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit; the consolidated total leverage ratio, or leverage ratio; the consolidated interest coverage ratio, or interest coverage ratio; and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our contingent consideration obligations associated with the acquisitions of Validity and Pacinian, the anticipated settlement of the working capital holdback in connection with our acquisition of RSP, and the inventory purchase obligation with Renesas Electronics Corporation. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2014 were as follows (in millions):

	Remaining	Fiscal	Fiscal	Fiscal	Fiscal
	in Fiscal	Year	Year	Year	Year
	Year 2015	2016	2017	2018	2019	Thereafter	Total
Leases	$4	$5	$4	$2	$1	$1	$17
Purchase obligations and other commitments (1)	45	64	—	—	—	—	109

Total	$49	$69	$4	$2	$1	$1	$126

(1)	Purchase obligations and other commitments include payments due for contingent consideration, a long-term services agreement and inventory purchase obligations with contract manufacturers.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement. As of September 30, 2014, we may be required to make additional cash payments of up to $145.8 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016. The estimated fair value of the contingent consideration liability as of September 30, 2014 was $82.0 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of September 30, 2014, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration liability as of September 30, 2014 was $3.4 million.

The amounts in the table above exclude unrecognized tax benefits of $10.4 million. As of September 30, 2014, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Effective as of October 1, 2014, we completed the acquisition of RSP for a purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at a reference conversion rate of 109.4 JPY to USD. The purchase price at the closing of the acquisition was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back with respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustment, or the Working Capital Holdback. We anticipate settlement of the Indemnification Holdback to occur 18 months from the close date and settlement of the Working Capital Holdback to occur in fiscal 2015.

Further, under the stock purchase agreement, RSP entered into an inventory purchase obligation with REL to acquire closing date inventory at the target amount of ¥12.53 billion (or approximately $115 million). The inventory purchase obligation is expected to be settled in fiscal 2015.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued an accounting standards update on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective. The new standard is effective for us in our fiscal 2018. Early application is not permitted. We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, our market risk has not changed materially from the interest rate and foreign currency exchange risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are designed and are effective to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC’s rules and forms.

During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the following factors, together with all the other information included in this report and in the factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, in evaluating our company and our business.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise create growth opportunities. We acquired Validity in fiscal 2014 and acquired RSP in the second quarter of fiscal 2015. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions may also become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

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

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under the Credit Agreement and other indebtedness we may incur from time to time.

Following the acquisition of RSP, we have a significant amount of indebtedness. Our current and long-term bank debt incurred in connection with the close of our acquisition of RSP was approximately $250.0 million, and we have $50.0 million of undrawn availability in the revolving credit facility under the Credit Agreement.

Our level of indebtedness could have important consequences on our future operations, including:

• making it more difficult for us to satisfy our payment and other obligations under the Credit Agreement or our other outstanding debt from time to time;

• resulting in an event of default if we fail to comply with the financial and other covenants contained in the Credit Agreement, which could result in all of our bank debt becoming immediately due and payable and could permit the lenders under the Credit Agreement to foreclose on the assets securing such debt;

• subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the Credit Agreement;

• reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

• limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

• placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the Credit Agreement or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

The covenants in the Credit Agreement impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement includes certain covenants that limit (subject to certain exceptions) our ability to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur or suffer to exist liens securing indebtedness, (iii) make investments, (iv) consolidate, merge or transfer all or substantially all of our assets, (v) sell assets, (vi) pay dividends or other distributions on, redeem or repurchase capital stock, (vii) enter into transactions with affiliates, (viii) amend, modify, prepay or redeem subordinated indebtedness, (ix) enter into certain restrictive agreements, (x) engage in a new line of business, and (xi) enter into sale leaseback transactions. In addition, the credit agreement contains financial covenants that (i) restrict the amount of capital expenditures that may be made in any fiscal year, (ii) require the ratio of the amount of our consolidated total indebtedness to consolidated EBITDA to be less than certain maximum ratio levels, and (iii) require the ratio of the amount of our consolidated EBITDA to consolidated interest expense to be greater than a certain minimum ratio level.

If we violate these covenants and are unable to obtain waivers, our debt under the Credit Agreement would be in default and could be accelerated and could permit, in the case of secured debt, the lenders to foreclose on our assets securing the Credit Agreement. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Following the consummation of the RSP Acquisition, if we are unable to integrate RSP into our internal control over financial reporting, our internal control over financial reporting may not be effective.

We are subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. Complying with SOX is time consuming and costly. Following the consummation of the RSP Acquisition, we will be required to incorporate RSP into our internal control over financial reporting. Currently, RSP is a foreign corporation and was not required to comply with SOX Section 404. The integration of RSP into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. Failure to comply with SOX, including a delay in or failure to successfully integrate RSP into our internal control over financial reporting following the closing of the RSP Acquisition, may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of this transaction, and the trading price of our common stock may decline.

Cash expenditures and capital commitments associated with the RSP Acquisition may decrease our liquidity.

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. Although we have incurred and may continue to incur significant transaction expenses and have committed a significant amount of cash on hand to cover the purchase price for the RSP Acquisition, we believe that cash flow from operating activities coupled with the remaining cash on hand and cash equivalents and funds from external borrowings will be adequate to operate our business and otherwise satisfy our capital needs. However, to the extent that results or events differ or transaction expenses exceed projections or business plans, our liquidity may be adversely affected. If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available, or if available, will be at rates or prices acceptable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $730.0 million. The remaining amount authorized for the repurchase of our common stock through July 2016 is $149.6 million. Repurchases under our common stock repurchase program during the three-month period ended September 27, 2014 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 29, 2014—July 26, 2014	—		—	$199,579,000
July 27, 2014—August 23, 2014	389,825	$79.51	390,000	168,584,000
August 24, 2014—September 27, 2014	238,705	$79.62	239,000	149,579,000

Total	628,530

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 6, 2014	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: November 6, 2014	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document