Form 10-Q
period 2014-12-27
SYNAPTICS INC
filed 2015-02-05
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

Number of shares of Common Stock outstanding at January 30, 2015: 36,713,303

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 27, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31,	June 30,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$327,546	$447,205
Accounts receivable, net of allowances of $1,165 and $883 at December 31, 2014 and June 30, 2014, respectively	335,023	195,057
Inventories	145,215	82,311
Prepaid expenses and other current assets	35,196	17,858

Total current assets	842,980	742,431
Property and equipment at cost, net of accumulated depreciation of $59,916 and $49,482 at December 31, 2014 and June 30, 2014, respectively	115,145	80,849
Goodwill	214,443	61,030
Acquired intangibles, net	283,349	82,111
Non-current other assets	47,657	53,912

	$1,503,574	$1,020,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$149,535	$97,109
Accrued compensation	33,474	30,682
Income taxes payable	11,830	12,538
Acquisition-related liabilities	97,549	57,388
Other accrued liabilities	94,433	56,691
Current portion of long-term debt	7,500	—

Total current liabilities	394,321	254,408
Long-term debt, net of issuance costs	238,099	—
Acquisition-related liabilities	85,626	52,734
Deferred tax liability	57,342	—
Other long-term liabilities	13,609	12,034

Total liabilities	788,997	319,176
Stockholders’ Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 56,997,204 and 55,911,513 shares issued, and 36,662,018 and 36,863,802 shares outstanding, at December 31, 2014 and June 30, 2014, respectively	57	56
Additional paid-in capital	798,203	740,282
Treasury stock: 20,335,186 and 19,047,711 common treasury shares at December 31, 2014 and June 30, 2014, respectively, at cost	(621,027)	(530,422)
Accumulated other comprehensive income	8,105	8,560
Retained earnings	529,239	482,681

Total stockholders’ equity	714,577	701,157

	$1,503,574	$1,020,333

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue	$463,705	$205,763	$746,446	$428,370
Cost of revenue	336,874	111,218	499,426	224,546

Gross margin	126,831	94,545	247,020	203,824

Operating expenses:
Research and development	77,223	45,931	134,748	86,373
Selling, general, and administrative	22,056	22,845	52,729	43,969
Acquired intangibles amortization	6,203	261	6,465	523
Change in contingent consideration	(7,121)	3,430	(11,623)	3,688

Total operating expenses	98,361	72,467	182,319	134,553

Operating income	28,470	22,078	64,701	69,271
Interest and other income, net	497	476	1,121	906
Interest expense	(1,212)	(5)	(1,212)	(9)

Income before provision for income taxes	27,755	22,549	64,610	70,168
Provision for income taxes	7,783	5,215	18,052	17,895

Net income	$19,972	$17,334	$46,558	$52,273

Net income per share:
Basic	$0.55	$0.51	$1.26	$1.56

Diluted	$0.52	$0.48	$1.20	$1.47

Shares used in computing net income per share:
Basic	36,500	33,990	36,895	33,475

Diluted	38,248	36,059	38,882	35,586

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$19,972	$17,334	$46,558	$52,273
Other comprehensive income:
Change in unrealized net gain on investments	143	724	214	1,291
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(344)	(254)	(669)	(473)

Net current-period other comprehensive income/(loss)	(201)	470	(455)	818

Comprehensive income	$19,771	$17,804	$46,103	$53,091

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net income	$46,558	$52,273
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	20,223	14,664
Depreciation and amortization	10,519	6,727
Acquired intangibles amortization	49,362	2,119
Accretion and remeasurement of contingent consideration liability	(11,623)	3,688
Deferred taxes	(2,592)	9,136
Non-cash interest income	(669)	(473)
Impairment recovery on investments	(179)	—
Amortization of debt issuance costs	252	—
Foreign currency remeasurement gain	(7,238)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(10,137)	19,272
Inventories	(56,590)	356
Prepaid expenses and other current assets	22,009	(3,477)
Other assets	4,797	(4,060)
Accounts payable	(3,372)	(13,163)
Accrued compensation	(582)	(2,722)
Income taxes payable	(29,813)	(1,341)
Other accrued liabilities	13,478	2,775

Net cash provided by operating activities	44,403	85,774

Cash flows from investing activities
Proceeds from sales of non-current investments	4,900	—
Acquisition of business, net of cash acquired	(293,783)	(19,620)
Purchases of property and equipment	(34,285)	(17,142)

Net cash used in investing activities	(323,168)	(36,762)

Cash flows from financing activities
Payment of contingent consideration	(7,706)	—
Purchases of treasury stock	(90,605)	(70,262)
Proceeds from issuance of shares	16,836	39,193
Proceeds from issuance of long-term debt	245,367	—
Payment of debt issuance costs	(400)	—
Excess tax benefit from share-based compensation	7,388	—
Payroll taxes for deferred stock units	(8,223)	(3,822)

Net cash provided by/(used in) financing activities	162,657	(34,891)

Effect of exchange rate changes on cash and cash equivalents	(3,551)	—

Net increase/(decrease) in cash and cash equivalents	(119,659)	14,121
Cash and cash equivalents at beginning of period	447,205	355,303

Cash and cash equivalents at end of period	$327,546	$369,424

Supplemental disclosures of cash flow information
Cash paid for taxes	$40,612	$14,889
Non-cash investing and financing activities:
Property and equipment received but unpaid	$2,133	$1,117
Common stock issued in settlement of contingent consideration liability	$21,487	$37,499

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2015 and 2014 years are 52-week periods ending on June 27, 2015 and June 28, 2014, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended December 27, 2014 and December 28, 2013. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates for all annual, interim, and quarterly financial statement captions, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments, contingent consideration liabilities, and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Transaction Gains and Losses

We use the U.S. dollar as our functional currency for financial reporting and therefore foreign currency transaction and remeasurement gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency. These foreign currency transactions, which primarily related to a recent acquisition, resulted in a net gain of $15.1 million in the three months ended December 31, 2014, and were not material in prior periods.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net income	$19,972	$17,334	$46,558	$52,273

Denominator:
Shares, basic	36,500	33,990	36,895	33,475
Effect of dilutive share-based awards	1,748	2,069	1,987	2,111

Shares, diluted	38,248	36,059	38,882	35,586

Net income per share:
Basic	$0.55	$0.51	$1.26	$1.56

Diluted	$0.52	$0.48	$1.20	$1.47

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

Dilutive net income per share amounts do not include the potential weighted average effect of 532,982 and 315,275 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 31, 2014 and 2013, respectively, and 332,892 and 317,438 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 31, 2014 and 2013, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in thousands):

	December 31,		June 30,
	2014		2014
	Level 1	Level 3	Level 1	Level 3
Assets:
Money market funds	$133,061	$—	$439,675	$—
Auction rate securities	—	15,278	—	19,785

Total available-for-sale securities	$133,061	$15,278	$439,675	$19,785

Liabilities:
Contingent consideration liabilities recorded for business combinations	$—	$69,306	$—	$110,122

In our condensed consolidated balance sheets as of December 31, 2014 and June 30, 2014, money market balances were included in cash and cash equivalents and auction rate securities, or ARS investments, were included in non-current investments; $600,000 of the ARS investments were included in prepaid expenses and other current assets as of December 31, 2014. The contingent consideration liability recorded for business combinations was included in acquisition-related liabilities as of December 31, 2014 and June 30, 2014, respectively.

Changes in fair value of our Level 3 financial assets as of December 31, 2014 were as follows (in thousands):

Balance as of June 30, 2014	$19,785
Net gain	393
Redemptions	(4,900)

Balance as of December 31, 2014	$15,278

Changes in fair value of our Level 3 contingent consideration liabilities as of December 31, 2014 were as follows (in thousands):

Balance as of June 30, 2014	$110,122
Cash settlement of contingent consideration liability	(7,706)
Issuance of common stock in settlement of liability	(21,487)
Accretion and remeasurement	(11,623)

Balance as of December 31, 2014	$69,306

In connection with our acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement and as of December 31, 2014, we may be required to make additional cash payments of up to $130.9 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016.

In connection with our acquisition of Pacinian Corporation, or Pacinian, we entered into a contingent consideration arrangement. As of December 31, 2014, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016.

Changes in the fair value of our contingent consideration liabilities subsequent to the acquisition are included in operating expenses as change in contingent consideration in the condensed consolidated statements of income. Cash payments of contingent consideration are classified in the condensed consolidated statements of cash flows as a financing activity up to the amount of the contingent consideration recorded at the time of the acquisition, and as an operating activity for cash payments that exceed the liability recorded at the time of acquisition.

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three and six months ended December 31, 2014 and 2013.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. Our bank debt is subject to a variable interest rate, which is subject to change from time to time to reflect a market interest rate; accordingly, the carrying value of our bank debt approximates fair value.

5. Non-current Investments

Our non-current investments consist of ARS investments, which have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the six months ended December 31, 2014, $4.9 million of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value as of December 31, 2014 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $12.5 million maturing from fiscal years 2016 to 2018 and $2.8 million fair value with no maturity date. Of our ARS investments, $600,000 par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of December 31, 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Credit linked notes	$13,500	$(6,844	)(1)	$6,656	$5,284	$11,940
Preferred stock	5,000	(5,000)		—	2,750	2,750
Municipals	600	(83)		517	71	588

Total ARS	$19,100	$(11,927)		$7,173	$8,105	$15,278

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $1.9 million on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The various types of ARS investments we held as of June 30, 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$3,500	$(179)		$3,321	$(149)	$3,172
Credit linked notes	13,500	(7,513	)(1)	5,987	5,891	11,878
Preferred stock	5,000	(5,000)		—	2,750	2,750
Municipals	2,000	(83)		1,917	68	1,985

Total ARS	$24,000	$(12,775)		$11,225	$8,560	$19,785

(1)	Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $1.3 million on non-current investments. Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31,	June 30,
	2014	2014
Raw materials	$75,089	$58,717
Finished goods	70,126	23,594

	$145,215	$82,311

7. Acquisition

On June 11, 2014, we entered into a stock purchase agreement to acquire all of the outstanding stock of Renesas SP Drivers, Inc., or RSP, a leading provider of small- and medium-sized display driver integrated circuits for smartphones and tablets, or the RSP Acquisition. The RSP Acquisition is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of October 1, 2014, or the Closing Date, we completed the RSP Acquisition of 100% of the outstanding capital stock of RSP for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to U.S. dollar. The purchase price at the closing of the RSP Acquisition was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustments, or the Working Capital Holdback, which is due in the three months ending March 31, 2015. Subsequent to the Closing Date, we determined that additional purchase consideration was due to the sellers and have adjusted the purchase price by $10.9 million. The acquisition date fair value of the consideration transferred is approximately $474 million.

The Working Capital Holdback as adjusted for additional purchase consideration is included in acquisition-related liabilities under current liabilities of the condensed consolidated balance sheet and is expected to be settled in our March 2015 quarter. The Indemnification Holdback is included in acquisition-related liabilities in the long-term liabilities section of the condensed consolidated balance sheet and is expected to be settled in fiscal 2016. The RSP Acquisition has been accounted for as a business combination in the three months ending in December 2014 and results of RSP’s operations have been included in our consolidated financial statements since the Closing Date. Under the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire closing date inventory held by REL. Such inventory purchase obligation was settled in the three months ended December 31, 2014 for approximately $115 million.

Our estimate of the fair values of the acquired intangible assets at December 31, 2014 is preliminary and subject to change and is based on established and accepted valuation techniques performed by our third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$54,705
Short-term deposit	36,614
Accounts receivable	140,210
Current deferred tax asset	2,762
Inventory	6,296
Property and equipment	11,674
Acquired intangible assets	250,600
Other assets	4,002

Total identifiable assets acquired	506,863
Accounts payable	66,544
Income taxes payable	32,534
Deferred tax liability	59,516
Other accrued liabilities	28,032

Net identifiable assets acquired	320,237
Goodwill	153,413

Net assets acquired	$473,650

Of the $250.6 million of acquired intangible assets, $138.6 million was allocated to developed technology and will amortize over an estimated weighted average useful life of 5 years; $60.2 million was allocated to customer relationships and will be amortized over estimated useful lives of 2 to 3 years; $21.5 million was allocated to a supplier arrangement and will be amortized over an estimated useful life of less than 1 year; $11.0 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $19.4 million was allocated to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete. Developed technology consists of established small- and medium-sized display driver technology designed for and sold into the smartphone and tablet markets. We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%. The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of RSP as of the acquisition date.

None of the goodwill is expected to be deductible for income tax purposes. Prior to the RSP Acquisition, we did not have an existing relationship or transactions with RSP. The condensed consolidated financial statements include approximately $238.6 million of revenue and approximately $16.5 million of operating income from RSP from the Closing Date through December 31, 2014.

The following unaudited pro forma financial information presents the combined results of operations for us and RSP as if the RSP Acquisition had occurred on June 30, 2013. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the RSP Acquisition actually taken place on June 30, 2013, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue	$463,705	$399,301	$957,407	$808,704
Net income	39,612	35,466	82,054	73,313
Net income per share - diluted	1.04	0.98	2.11	2.06

Pro forma adjustments used to arrive at pro forma net income for the three and six months ended December 31, 2014 and December 31, 2013, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Buyer transaction costs	$3,000	$18	$4,300	$18
Amortization of debt issuance costs	—	(250)	(250)	(500)
Interest expense	—	(1,561)	(2,852)	(2,828)
Intangible amortization	26,000	(19,319)	13,131	(58,188)
Income tax adjustment	(9,360)	6,955	(4,727)	20,948

Total	$19,640	$(14,157)	$9,602	$(40,550)

8. Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of December 31, 2014 and June 30, 2014 (in thousands):

	Life	December 31, 2014	June 30, 2014
Display driver developed technology	5 years	$138,550	$—
Fingerprint developed technology	2-4 years	75,650	18,650
ThinTouch developed technology	7 years	8,900	8,900
Customer relationships	2-5 years	64,000	3,800
Licensed technology and other	5 years	1,335	1,335
Backlog	Less than 1 year	11,700	750
Patents	5 years	100	100
Supplier arrangement	Less than 1 year	21,500	—
In-process research and development	Not applicable	19,400	57,000

		341,135	90,535
Accumulated amortization		(57,786)	(8,424)

Acquired intangibles, net		$283,349	$82,111

The total amortization expense for the acquired intangible assets was $45.1 million and $1.9 million for the three months ended December 31, 2014 and 2013, respectively, and $49.4 million and $2.1 million for the six months ended December 31, 2014, and 2013, respectively. During the first quarter of fiscal 2015, the in-process research and development projects related to the Validity acquisition were completed, have been included in fingerprint developed technology, and amortization commenced. Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of December 31, 2014 (in thousands):

Remainder of 2015	$44,648
2016	72,851
2017	60,731
2018	46,095
2019	30,948
2020	8,199
Thereafter	477
To be determined	19,400

Future amortization	$283,349

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2014	2014
Customer obligations	$59,372	$38,758
Inventory obligations	15,832	4,096
Warranty	2,759	1,659
Other	16,470	12,178

	$94,433	$56,691

10. Product Warranties, Indemnifications, and Contingencies

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

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counter party against third-party claims alleging infringement of certain intellectual property rights by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not typically have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any material liability in our consolidated financial statements for such indemnification obligations.

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

11. Debt

In connection with the RSP Acquisition, on October 1, 2014 (see Note 7), we entered into a credit agreement, or the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. Debt issuance costs were approximately $5.0 million, including a financing commitment provided to the seller at the RSP Acquisition signing date and legal fees, and are being amortized over 60 months.

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

The revolving credit facility and term loans bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ending March 31, 2015. Each of the first four quarterly principal payments is $1.9 million, and each of the next fourteen quarterly principal payments is $3.8 million, followed by a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement. As of December 31, 2014, we were in compliance with the restrictive operating covenants.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of revenue	$336	$262	$638	$516
Research and development	5,950	4,241	11,350	8,168
Selling, general, and administrative	4,442	3,119	8,235	5,980

Total	$10,728	$7,622	$20,223	$14,664

Income tax benefit on share-based compensation	$3,045	$2,834	$5,731	$4,806

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of December 31, 2014. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance at June 30, 2014	3,693,375	$30.08
Granted	261,991	68.87
Exercised	(375,730)	29.21
Forfeited	(25,363)	39.82

Balance at December 31, 2014	3,554,273	32.96	$138,860

Exercisable at December 31, 2014	2,568,671	26.77	$115,729

The aggregate intrinsic value was determined using the closing price of our common stock on December 26, 2014 of $71.80 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

Deferred Stock Units, or DSU, activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

	DSU Awards	Aggregate Intrinsic Value
	Outstanding	(in thousands)
Balance at June 30, 2014	1,058,243
Granted	312,293
Delivered	(264,784)
Forfeited	(39,829)

Balance at December 31, 2014	1,065,923	$76,533

The aggregate intrinsic value was determined using the closing price of our common stock on December 26, 2014 of $71.80.

Of the shares delivered, 74,568 shares valued at $5.2 million were withheld to meet statutory minimum tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of Market Stock Unit, or MSU awards, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the Philadelphia Semiconductor Index, or SOX Index. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SOX Index TSR performance using the following formula:

(100% + ([Synaptics TSR - SOX Index TSR] x 2))

Beginning with the MSU grants in fiscal 2015, the payout for tranche one and two will not exceed 100% and the payout for tranche three will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, which will then be reduced by tranche one and tranche two stock issuances.

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

During the six months ended December 31, 2014, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of December 31, 2014 was as follows:

	MSU Awards	Aggregate Intrinsic Value
	Outstanding	(in thousands)
Balance at June 30, 2014	120,330
Granted	70,300
Performance adjustment	46,712
Delivered	(93,424)
Forfeited	—

Balance at December 31, 2014	143,918	$10,333

We value the MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $7.7 million as of December 31, 2014, which will be recognized over a weighted average period of approximately 1.44 years. The aggregate intrinsic value was determined using the closing price of our common stock on December 26, 2014 of $71.80.

Of the shares delivered, 47,883 shares valued at $3.0 million were withheld to meet statutory minimum tax withholding requirements.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six-month period ended December 31, 2014 were as follows (in thousands, except for shares purchased and weighted average price):

Shares purchased	230,241
Weighted average purchase price	$25.46
Cash received	$5,862
Aggregate intrinsic value	$8,390

13. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Therefore no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability which is not reliably estimable. The tax effects of discrete items and the change in contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended December 31, 2014 and 2013, and the estimated annual effective tax rates for those same periods of 39.0% and 27.2%, respectively.

The provision for income taxes of $7.8 million and $5.2 million for the three months ended December 31, 2014 and 2013, respectively, represented estimated federal, state, and foreign income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, and research and development credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the three months ended December 31, 2014 and 2013, included additional penalties and interest for uncertain tax positions related to prior fiscal years, research and development credits, and tax benefits realized from share-based compensation.

The provision for income taxes of $18.1 million and $17.9 million for the six months ended December 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, and research and development credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the six months ended December 31, 2014 and 2013, included additional penalties and interest for uncertain tax positions related to prior fiscal years, research and development credits, and tax benefits realized from share-based compensation.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $1.4 million during the six months ended December 31, 2014 to $11.6 million from $10.2 million at June 30, 2014 and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, this total amount would affect the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2014 was $1.1 million; this balance increased by $116,000 from June 30, 2014. We classify interest and penalties as components of income tax expense.

The Tax Increase Prevention Act, or the Act, which retroactively extended the federal research credit from January 1, 2014 through December 31, 2014, was enacted on December 19, 2014. As such, we recognized six months of tax benefit from the federal research tax credit related to fiscal 2014 and another six months of federal research tax credit related to fiscal 2015.

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

Our major tax jurisdictions are the United States, California, Hong Kong SAR, and Japan. For fiscal 2003 onward, we remain subject to examination by one or more of these jurisdictions.

14. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductors, which provide interactive user interface solutions for electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, product market. We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
China	$126,251	$110,570	$274,421	$217,936
Japan	231,271	10,386	237,007	22,466
United States	37,475	2,070	78,227	3,772
Taiwan	32,194	34,068	68,430	66,369
South Korea	31,975	48,669	78,816	117,827
Other	4,539	—	9,545	—

	$463,705	$205,763	$746,446	$428,370

Net revenue from external customers for each group of similar products was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Mobile product applications	$398,308	$133,604	$598,042	$296,268
PC product applications	65,397	72,159	148,404	132,102

	$463,705	$205,763	$746,446	$428,370

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Customer A	24%	*	15%	*
Customer B	13%	18%	17%	20%
Customer C	12%	*	*	*
Customer D	12%	*	*	*
Customer E	*	11%	*	*

*	Less than 10%

We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable at the dates presented were as follows:

	December 31,	June 30,
	2014	2014
Customer A	16%	*
Customer B	14%	*
Customer C	11%	*
Customer D	10%	*
Customer E	*	28%

*	Less than 10%

15. Comprehensive Income

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 27, 2014 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We believe our results to date reflect the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to develop and engineer products that meet the demanding design specifications of OEMs.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, thereby reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have long-term supply contracts with any of our contract manufacturers. We use three third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solutions. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements, manufacturing, assembly, and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge warranty costs, losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

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

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Under these earn-out arrangements, upon satisfaction of certain financial metrics and other conditions going forward, additional cash will be delivered to the former Pacinian stockholders and former Validity stockholders and option holders. Accordingly, we anticipate that changes in the fair value of the contingent consideration in future accounting periods could result in volatility in our operating results due to changes in our estimates of the timing and the number of qualifying units expected to be sold during the earn-out period, the degree of success of current and future projects incorporating the developed technology of Pacinian and/or Validity, and changes in the discount rates used to determine the fair value of the contingent consideration liabilities over time.

Acquisition Activity

On June 11, 2014, we entered into a stock purchase agreement to acquire RSP, a leading provider of small and medium-sized display driver integrated circuits for smartphones and tablets. The RSP Acquisition is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of October 1, 2014, or the Closing Date, we completed the RSP Acquisition for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to U.S. dollar. The purchase price at the closing of the RSP Acquisition was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustment, or the Working Capital holdback, which is due in the three months ending March 31, 2015. Subsequent to the Closing Date, we determined that additional purchase consideration was due to the sellers and have adjusted the purchase price by $10.9 million. The acquisition date fair value of the consideration transferred was approximately $474 million.

Under the stock purchase agreement, RSP entered into an inventory purchase obligation with REL, to acquire the closing date inventory held by REL. The inventory purchase obligation was settled in the three months ended December 31, 2014 for approximately $115 million.

In connection with the RSP Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. The debt issuance costs were approximately $5.0 million.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 27, 2014 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014 (1) (2)	2013 (1)	$ Change	% Change	2014 (1) (2)	2013 (1)	$ Change	% Change
Mobile product applications	$398,308	$133,604	$264,704	198.1%	$598,042	$296,268	301,774	101.9%
PC product applications	65,397	72,159	(6,762)	(9.4%)	148,404	132,102	16,302	12.3%

Net revenue	463,705	205,763	257,942	125.4%	746,446	428,370	318,076	74.3%

Gross margin	126,831	94,545	32,286	34.1%	247,020	203,824	43,196	21.2%

Operating expenses:
Research and development	77,223	45,931	31,292	68.1%	134,748	86,373	48,375	56.0%
Selling, general, and administrative	22,056	22,845	(789)	(3.5%)	52,729	43,969	8,760	19.9%
Acquired intangibles amortization	6,203	261	5,942	2276.6%	6,465	523	5,942	1136.1%
Change in contingent consideration	(7,121)	3,430	(10,551)	(307.6%)	(11,623)	3,688	(15,311)	(415.2%)

Operating income	28,470	22,078	6,392	29.0%	64,701	69,271	(4,570)	(6.6%)

Interest and other income, net	497	476	21	4.4%	1,121	906	215	23.7%
Interest expense	(1,212)	(5)	(1,207)	24140.0%	(1,212)	(9)	(1,203)	13366.7%

Income before provision for income taxes	27,755	22,549	5,206	23.1%	64,610	70,168	(5,558)	(7.9%)
Provision for income taxes	7,783	5,215	2,568	49.2%	18,052	17,895	157	0.9%

Net income	$19,972	$17,334	$2,638	15.2%	$46,558	$52,273	$(5,715)	(10.9%)

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013
(2)	Includes the results of operations from RSP, which was acquired on October 1, 2014

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December 31,		Increase/ (Decrease)	December 31,		Increase/ (Decrease)
	2014 (1) (2)	2013 (1)		2014 (1) (2)	2013 (1)
Mobile product applications	85.9%	64.9%	21.0%	80.1%	69.2%	10.9%
PC product applications	14.1%	35.1%	(21.0%)	19.9%	30.8%	(10.9%)

Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%

Gross margin	27.4%	45.9%	(18.5%)	33.1%	47.6%	(14.5%)

Operating expenses:
Research and development	16.7%	22.3%	(5.6%)	18.1%	20.2%	(2.1%)
Selling, general, and administrative	4.8%	11.1%	(6.3%)	7.1%	10.3%	(3.2%)
Acquired intangibles amortization	1.3%	0.1%	1.2%	0.9%	0.1%	0.8%
Change in contingent consideration	(1.5%)	1.7%	(3.2%)	(1.6%)	0.9%	(2.5%)

Operating income	6.1%	10.7%	(4.6%)	8.7%	16.2%	(7.5%)

Interest and other income, net	0.1%	0.2%	(0.1%)	0.2%	0.2%	0.0%
Interest expense	(0.3%)	0.0%	(0.3%)	(0.2%)	0.0%	(0.2%)

Income before provision for income taxes	6.0%	11.0%	(5.0%)	8.7%	16.4%	(7.7%)
Provision for income taxes	1.7%	2.5%	(0.8%)	2.4%	4.2%	(1.8%)

Net income	4.3%	8.4%	(4.1%)	6.2%	12.2%	(6.0%)

(1)	Includes the results of operations from Validity, which was acquired on November 7, 2013
(2)	Includes the results of operations from RSP, which was acquired on October 1, 2014

Net Revenue

Net revenue was $463.7 million for the three months ended December 31, 2014 compared with $205.8 million for the three months ended December 31, 2013, an increase of $257.9 million, or 125.4%. Of this net revenue, $398.3 million, or 85.9%, was from mobile product applications and $65.4 million, or 14.1%, was from PC product applications. The increase in net revenue for the three months ended December 31, 2014 was attributable to an increase in net revenue from mobile product applications. Net revenue from mobile product applications increased as a result of higher unit sales in the quarter, primarily due to the acquisition of RSP (which contributed $238.6 million) and the increase in mobile-based biometric fingerprint authentication solutions. Net revenue from PC product applications decreased primarily as a result of lower unit sales in the quarter.

Net revenue was $746.4 million for the six months ended December 31, 2014 compared with $428.4 million for the six months ended December 31, 2013, an increase of $318.0 million, or 74.3%. Of this net revenue, $598.0 million, or 80.1%, was from mobile product applications and $148.4 million, or 19.9%, was from PC product applications. The increase in net revenue for the six months ended December 31, 2014 was attributable to an increase in net revenue from both mobile and PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the quarter, reflecting the acquisition of RSP (which contributed $238.6 million) and the increase in mobile based biometric fingerprint authentication solutions. Net revenue from PC product applications increased primarily as a result of higher unit sales in the six months ended December 31, 2014.

Based on industry estimates of unit shipments, the smartphone market is anticipated to increase approximately 12%, the tablet market is anticipated to increase approximately 5%, and the notebook market is anticipated to increase less than 1% in calendar year 2015 compared with calendar year 2014.

Gross Margin

Gross margin as a percentage of net revenue was 27.4%, or $126.8 million, for the three months ended December 31, 2014 compared with 45.9%, or $94.5 million, for the three months ended December 31, 2013. The 1,850 basis point decline in gross margin was primarily due to amortization of acquired intangibles recognized in the current quarter (750 basis points), as well as lower margins on our display driver integrated circuit, or DDIC products. The increased amortization of intangibles is related to the RSP and Validity acquisitions. The DDIC products were acquired as a result of the RSP acquisition.

Gross margin as a percentage of net revenue was 33.1%, or $247.0 million, for the six months ended December 31, 2014 compared with 47.6%, or $203.8 million, for the six months ended December 31, 2013. The 1,450 basis point decline in gross margin was primarily due to amortization of acquired intangibles recognized in the six months ended December 31, 2014 (530 basis points), as well as lower margins on our DDIC products. The increased amortization of intangibles is related to the RSP and Validity acquisitions. The DDIC products were acquired as a result of the RSP acquisition.

We continuously introduce new product solutions, many of which have life cycles of less than one year. Further, as we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a virtual manufacturer, our gross margin percentage is generally not impacted materially by our shipment volume. We charge losses on inventory purchase obligations and write-down to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses

Research and Development Expenses. Research and development expenses increased $31.3 million to $77.2 million for the three months ended December 31, 2014 compared with the three months ended December 31, 2013. The increase in research and development expenses primarily reflected a $20.6 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount associated with an expanded product portfolio, and a $9.1 million increase in infrastructure-related costs.

Research and development expenses increased $48.4 million to $134.7 million for the six months ended December 31, 2014 compared with the six months ended December 31, 2013. The increase in research and development expenses primarily reflected a $31.6 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, additional headcount associated with an expanded product portfolio, and a $13.8 million increase in infrastructure-related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $789,000 to $22.1 million for the three months ended December 31, 2014 compared with the three months ended December 31, 2013. The decrease in selling, general, and administrative expenses primarily reflected $15.4 million of foreign currency transaction and remeasurement gains related to our acquisition of RSP and related yen denominated net liabilities, partially offset by a $11.5 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount in our traditional business.

Selling, general, and administrative expenses increased $8.8 million to $52.7 million for the six months ended December 31, 2014 compared with the six months ended December 31, 2013. The increase in selling, general, and administrative expenses primarily reflected a $17.9 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount related to our expanded sales force, a $2.3 million increase in share-based compensation costs, and a $1.5 million increase in infrastructure-related costs, partially offset by a $15.4 million of foreign currency transaction and remeasurement gains due to our acquisition of RSP and the related yen-denominated net liabilities.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See note 8 to the condensed consolidated financial statements.

Change in Contingent Consideration. Our contingent consideration decreased $10.6 million to a credit of $7.1 million for the three months ended December 31, 2014 compared with the three months ended December 31, 2013. The change was primarily attributable to the decrease in the estimated fair value of the contingent consideration, which resulted from an adjustment in expected unit sales of products embodying Validity fingerprint sensor technology and Pacinian ThinTouch technology over the remaining earn-out periods.

Our contingent consideration decreased $15.3 million to a credit of $11.6 million for the six months ended December 31, 2014 compared with the six months ended December 31, 2013. The change was primarily attributable to the decrease in the estimated fair value of the contingent consideration, which resulted from an adjustment in expected unit sales of products embodying Validity fingerprint sensor technology and Pacinian ThinTouch technology over the remaining earn-out periods.

Interest expense. Interest expense represents interest on the $250.0 million in debt borrowed in conjunction with our acquisition of RSP in October 2014. See note 11 in the condensed consolidated financial statements.

Provision for Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Therefore no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability which is not reliably estimable. The tax effects of discrete items and the change in contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended December 31, 2014 and 2013, and the estimated annual effective tax rates for those same periods of 39.0% and 27.2%, respectively.

The provision for income taxes of $7.8 million and $5.2 million for the three months ended December 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, and research and development credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the three months ended December 31, 2014 and 2013, included additional penalties and interest for uncertain tax positions related to prior fiscal years, research and development credits, and tax benefits realized from share-based compensation.

The provision for income taxes of $18.1 million and $17.9 million for the six months ended December 31, 2014 and 2013, respectively, represented estimated federal, foreign, and state income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, and research and development credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options. Discrete items recognized in the six months ended December 31, 2014 and 2013, included additional penalties and interest for uncertain tax positions related to prior fiscal years, research and development credits, and tax benefits realized from share-based compensation.

The Tax Increase Prevention Act, or the Act, which retroactively extended the federal research credit from January 1, 2014 through December 31, 2014, was enacted on December 19, 2014. As such, we recognized six months of tax benefit from the federal research tax credit related to fiscal 2014 and another six months of federal research tax credit related to fiscal 2015.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $327.5 million as of December 31, 2014 compared with $447.2 million as of June 30, 2014, a decrease of $119.7 million. The decrease primarily reflected the combination of $293.8 million net cash used for the acquisition of RSP; $90.6 million used to repurchase 1,287,475 shares of our common stock; and $34.3 million used for the purchase of property and equipment; partially offset by $245.0 million of net proceeds from issuance of long-term debt, which was used to help fund the acquisition of RSP; $44.4 million provided by operating cash flows; and $16.8 million of proceeds from the issuance of shares of our common stock under our employee equity programs. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of December 31, 2014, $245.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2014 generated net cash of $44.4 million compared with $85.8 million of net cash generated during the six months ended December 31, 2013. For the six months ended December 31, 2014, net cash provided by operating activities was primarily attributable to net income of $46.6 million, plus adjustments for non-cash charges of $57.2 million, and a $59.4 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $56.6 million increase in inventory; a $30.0 million decrease in income taxes payable; a $3.4 million decrease in accounts payable; partially offset by a $22.0 million decrease in prepaid expenses and other current assets; and a $13.5 million increase in other accrued liabilities. From June 30, 2014 to December 31, 2014, our days sales outstanding increased from 56 days to 65 days and our inventory turns increased from 6 to 8.

Cash Flows from Investing Activities. Investing activities during the six months ended December 31, 2014 used net cash of $293.8 million for the acquisition of RSP and $34.3 million for purchases of property and equipment, partially offset by $4.9 million of proceeds for the sale of non-current investments, compared with $19.6 million net cash used for the acquisition of Validity and $17.1 million net cash used for purchases of property and equipment during the six months ended December 31, 2013.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended December 31, 2014, was $162.7 million compared with $34.9 million of net cash used during the six months ended December 31, 2013. Net cash provided by financing activities for the six months ended December 31, 2014 primarily included $250.0 million of proceeds from the issuance of long-term debt, which was used to help fund the acquisition of RSP, and $16.8 million in proceeds from the issuance of shares of our common stock under our employee equity programs, partially offset by $90.6 million used to repurchase 1,287,475 shares of our common stock.

Common Stock Repurchase Program. Our board has cumulatively authorized $730.0 million for our common stock repurchase program, expiring in July 2016. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2014, we purchased 20,335,186 shares of our common stock in the open market for an aggregate cost of $621.0 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the six months ended December 31, 2014, we repurchased 1,287,475 shares of our common stock for a total cost of $90.6 million, leaving $109.0 million remaining under our common stock repurchase program.

Bank Credit Facility. In connection with the RSP Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. As of December 31, 2014, the outstanding balance of the debt was $250.0 million.

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

Under our Credit Agreement, the revolving credit facility and term loans bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ending March 31, 2015. Each of the first four quarterly principal payments is $1.9 million, and each of the next fourteen quarterly principal payments is $3.8 million, followed by a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit; the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.

$100 Million Shelf Registration. We have registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares will generally be freely tradeable after their issuance under Rule 145 of the Securities Act unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 of the Securities Act.

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our contingent consideration obligations associated with the acquisitions of Validity and Pacinian, the anticipated settlement of the Working Capital Holdback in connection with our acquisition of RSP, and our debt. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 31, 2014 were as follows (in millions):

	Remaining in Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Thereafter	Total
Long-term debt (1)	$6,269	$16,310	$19,315	$19,001	$19,056	$191,045	$270,996
Leases	3,391	9,170	6,074	2,593	950	989	23,167
Purchase obligations and other commitments (2)	2,575		—	—	—	—	2,575
Other long-term obligations (3)	74,755	118,095	—	—	—	—	192,850

Total	$86,990	$143,575	$25,389	$21,594	$20,006	$192,034	$489,588

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for a long-term services agreement and inventory purchase obligations with contract manufacturers.
(3)	Represents a hold back liability under the RSP acquisition and payments due for contingent consideration.

Effective as of October 1, 2014, we completed the acquisition of RSP for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to U.S. dollar. The purchase price at the closing of the acquisition was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back with respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustment, or the Working Capital Holdback. Subsequent to the Closing Date, we determined that additional purchase consideration was due to the sellers and have adjusted the purchase price by $10.9 million. The acquisition date fair value of the consideration transferred is approximately $474 million. We anticipate settlement of the Indemnification Holdback to occur in the fourth quarter of fiscal 2016 and settlement of the Working Capital Holdback to occur in the March quarter of fiscal 2015.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement. As of December 31, 2014, we may be required to make additional cash payments of up to $130.9 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016. The estimated fair value of the contingent consideration liability as of December 31, 2014 was $68.8 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of December 31, 2014, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. The estimated fair value of the contingent consideration liability as of December 31, 2014 was $0.5 million.

The amounts in the table above exclude unrecognized tax benefits of $11.6 million. As of December 31, 2014, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued an accounting standards update on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer to customers of promised goods or services. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective. The new standard is effective for us in our fiscal 2018. Early application is not permitted. We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, our market risk related to interest rates on our cash and cash equivalents and ARS investments has not changed materially from the interest rate risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Our exposure to market risk for variable interest rate risk and foreign currency exchange risks has changed since June 28, 2014, as discussed below.

Variable Interest Rate Risk

Under our Credit Agreement, the revolving credit facility and term loans bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $2.5 million annually.

Foreign currency exchange risk

In the past, we have had relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial. At June 30, 2014, we had no material foreign currency denominated liabilities. However, with the recent acquisition of RSP, our foreign currency exchange risk profile changed for the December quarter as a result of transitioning the RSP business from a primarily Japanese yen based revenue and cost of goods model to a U.S. dollar based revenue and cost of goods model and incurring yen-denominated acquisition holdback liabilities to the sellers at the RSP Acquisition Closing Date. At December 31, 2014, our balance sheet included $47.6 million of Japanese yen based accounts receivable and $113.9 million of Japanese yen based holdback liabilities. The Japanese yen based accounts receivable was carried over from an initial transition period, our fiscal October, and was paid after December 31, 2014; the Japanese yen based accounts receivable are not expected to recur in that magnitude as revenue invoicing was converted to U.S. dollars after October. The short-term portion of our Japanese yen based holdback liabilities is expected to be paid during our March quarter in fiscal 2015. The long-term portion of our Japanese yen based holdback liabilities will be settled in our fiscal 2016.

Looking forward, almost none of our revenue and only certain costs, assets and liabilities will be denominated in foreign currency. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, we may consider entering into hedging transactions to mitigate such risk.

Net revenue denominated in foreign currencies was approximately 16% of our total net revenue for the three months ended December 31, 2014, and approximately 10% of our total net revenue for the six months ended December 31, 2014. Our total net revenue for the same periods in fiscal 2013 was denominated in U.S. dollars.

Costs denominated in foreign currencies were approximately 27% and 9% of our total costs for the three months ended December 31, 2014 and 2013, respectively, and approximately 14% and 8% of our total costs for each of the six months ended December 31, 2014 and 2013, respectively.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the U.S. dollar. Approximately 14% of our accounts receivable were denominated in foreign currency as of December 31, 2014. None of our accounts receivable were denominated in foreign currency as of June 30, 2014.

Similarly, we face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 5% and 2% of our accounts payable were denominated in foreign currencies at December 31, 2014 and June 30, 2014, respectively. All of our $113.9 million in acquisition-related liabilities at December 31, 2014 were denominated in a foreign currency. We did not have any acquisition-related liabilities at June 30, 2014, which were denominated in a foreign currency.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $4.4 million for the six months ended December 31, 2014, assuming no offsetting hedge positions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, such as this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Our assessment of the internal controls excluded RSP which was acquired on October 1, 2014. RSP had net revenues of approximately $238.6 million and total assets of approximately $300.3 million, which are included in our condensed consolidated financial statements as of and for the three months ended December 31, 2014. We are currently assessing the control environment of this acquired business. RSP’s sales constitute approximately 52% of our sales for the quarterly period covered by this report, and RSP’s assets constitute approximately 20% of our total assets as of the end of such period.

Based on our assessment using those criteria, we concluded that, as of the end of the period covered by this Report, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As noted above, our assessment of the internal controls excluded RSP which was acquired on October 1, 2014. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. During the integration period management is developing additional controls to ensure the financial information provided by RSP is complete and accurate in all material respects.

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $730.0 million. The remaining amount authorized for the repurchase of our common stock through July 2016 is $109.0 million. Repurchases under our common stock repurchase program during the three-month period ended December 27, 2014 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
September 28, 2014—October 25, 2014	—		—	$149,579,000
October 26, 2014—November 22, 2014	658,945	$61.62	659,000	108,973,000
November 23, 2014—December 27, 2014	—		—	108,973,000

Total	658,945

ITEM 6. EXHIBITS

10.1*	Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.24(e)**	Amended and Restated 2010 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer

32.2***	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on October 1, 2014.
**	Indicates a contract with management or compensatory plan or arrangement.
***	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 5, 2015	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: February 5, 2015	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1*	Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.24(e)**	Amended and Restated 2010 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer

32.2***	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on October 1, 2014.
**	Indicates a contract with management or compensatory plan or arrangement.
***	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.