Form 10-Q
period 2015-03-28
SYNAPTICS INC
filed 2015-05-01
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Number of shares of Common Stock outstanding at April 24, 2015: 36,831,918

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2015

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	June 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$380,579	$447,205
Accounts receivable, net of allowances of $1,800 and $883 at March 31, 2015 and June 30, 2014, respectively	319,567	195,057
Inventories	152,261	82,311
Prepaid expenses and other current assets	27,634	17,858
Total current assets	880,041	742,431
Property and equipment at cost, net of accumulated depreciation of $66,662 and $49,482 at March 31, 2015 and June 30, 2014, respectively	117,692	80,849
Goodwill	215,244	61,030
Acquired intangibles, net	254,357	82,111
Non-current other assets	43,883	53,912
	$1,511,217	$1,020,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$182,021	$97,109
Accrued compensation	32,217	30,682
Income taxes payable	34,136	12,538
Acquisition-related liabilities	42,976	57,388
Other accrued liabilities	96,908	56,691
Current portion of long-term debt	9,375	—
Total current liabilities	397,633	254,408
Long-term debt, net of issuance costs	234,581	—
Acquisition-related liabilities	72,734	52,734
Deferred tax liabilities	43,341	—
Other long-term liabilities	14,634	12,034
Total liabilities	762,923	319,176
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 57,392,290 and 55,911,513 shares issued, and 36,798,673 and 36,863,802 shares outstanding, at March 31, 2015 and June 30, 2014, respectively	57	56
Additional paid-in capital	819,462	740,282
Treasury stock: 20,593,617 and 19,047,711 common treasury shares at March 31, 2015 and June 30, 2014, respectively, at cost	(641,022)	(530,422)
Accumulated other comprehensive income	8,075	8,560
Retained earnings	561,722	482,681
Total stockholders' equity	748,294	701,157
	$1,511,217	$1,020,333

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenue	$477,598	$204,271	$1,224,044	$632,641
Cost of revenue	313,253	111,841	812,679	336,387
Gross margin	164,345	92,430	411,365	296,254
Operating expenses:
Research and development	78,719	49,412	213,467	135,785
Selling, general, and administrative	35,803	25,856	88,532	69,825
Acquired intangibles amortization	4,658	262	9,577	785
Change in contingent consideration	(6,688)	53,043	(18,311)	56,731
Total operating expenses	112,492	128,573	293,265	263,126
Operating income/(loss)	51,853	(36,143)	118,100	33,128
Interest and other income, net	349	516	1,470	1,422
Interest expense	(1,317)	—	(2,529)	(9)
Income/(loss) before provision for income taxes	50,885	(35,627)	117,041	34,541
Provision for income taxes	19,407	4,429	38,000	22,324
Net income/(loss)	$31,478	$(40,056)	$79,041	$12,217
Net income/(loss) per share:
Basic	$0.86	$(1.12)	$2.15	$0.36
Diluted	$0.82	$(1.12)	$2.04	$0.33
Shares used in computing net income/(loss) per share:
Basic	36,726	35,685	36,839	34,212
Diluted	38,535	35,685	38,797	36,532

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income/(loss)	$31,478	$(40,056)	$79,041	$12,217
Other comprehensive income:
Change in unrealized net gain on investments	347	306	561	1,597
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(377)	(278)	(1,046)	(751)
Net current-period other comprehensive income/(loss)	(30)	28	(485)	846
Comprehensive income/(loss)	$31,448	$(40,028)	$78,556	$13,063

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$79,041	$12,217
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	31,837	23,439
Depreciation and amortization	17,251	10,353
Acquired intangibles amortization	68,654	4,759
Accretion and remeasurement of contingent consideration liability	(18,311)	56,731
Deferred taxes	(13,637)	8,483
Impairment recovery on investments	(179)	—
Non-cash interest income	(1,046)	(751)
Amortization of debt issuance costs	504	—
Foreign currency remeasurement gain	(7,363)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,780	2,607
Inventories	(63,636)	(18,086)
Prepaid expenses and other current assets	30,929	(673)
Other assets	8,622	(8,727)
Accounts payable	26,441	(5,823)
Accrued compensation	(1,750)	(2,339)
Income taxes payable	(7,123)	(4,259)
Other accrued liabilities	16,518	13,172
Net cash provided by operating activities	172,532	91,103
Cash flows from investing activities
Proceeds from sales of non-current investments	4,900	—
Acquisition of business, net of cash acquired	(294,282)	(19,620)
Purchases of property and equipment	(40,864)	(32,321)
Net cash used in investing activities	(330,246)	(51,941)
Cash flows from financing activities
Payment of acquisition-related liabilities	(63,761)	—
Purchases of treasury stock	(110,600)	(70,262)
Proceeds from issuance of shares	24,480	62,997
Proceeds from issuance of long-term debt	245,367	—
Payment of debt issuance costs	(400)	—
Excess tax benefit from share-based compensation	13,223	12,946
Payroll taxes for deferred stock and market stock units	(12,062)	(6,406)
Payment of debt	(1,875)	(2,259)
Net cash provided by/(used in) financing activities	94,372	(2,984)
Effect of exchange rate changes on cash and cash equivalents	(3,284)	—
Net increase/(decrease) in cash and cash equivalents	(66,626)	36,178
Cash and cash equivalents at beginning of period	447,205	355,303
Cash and cash equivalents at end of period	$380,579	$391,481
Supplemental disclosures of cash flow information
Cash paid for taxes	$41,945	$15,311
Non-cash investing and financing activities:
Property and equipment received but unpaid	$4,833	$1,890
Common stock issued pursuant to acquisition	$—	$70,280
Common stock issued in settlement of contingent consideration liability	$21,487	$37,499

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2015 and 2014 years are 52-week periods ending on June 27, 2015 and June 28, 2014, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended March 28, 2015 and March 29, 2014, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

We use the U.S. dollar as our functional currency for financial reporting and therefore foreign currency transaction and remeasurement gains and losses are included in results of operations and are primarily the result of revaluing assets and liabilities denominated in a currency other than the functional currency. These foreign currency transactions and remeasurement gains and losses, which primarily related to our recent acquisition of Renesas SP Drivers, Inc., resulted in a net loss of $0.8 million in the three months ended March 28, 2015, and a net gain of $14.1 million in the nine months ended March 28, 2015, and are included in selling, general, and administrative expenses in the condensed consolidated statements of income.  Amounts resulting from such foreign currency transactions were not material in the similar prior year periods.

We also enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In March 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of March 31, 2015, we had outstanding foreign currency forward contracts totaling ¥6.0 billion for a total of $50.0 million, at an average exchange rate of 120.47.  The value date of the foreign currency forward contracts is March 11, 2016.  The net fair value of the outstanding foreign currency forward contracts is disclosed in Note 4 Fair Value, and is recorded as an asset under prepaid expenses and other current assets in the condensed consolidated balance sheets.  In the three months ended March 31, 2015, we recognized net unrealized gains of $0.7 million on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

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

3. Net Income/(Loss) Per Share

The computation of basic and diluted net income/(loss) per share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net income/(loss)	$31,478	$(40,056)	$79,041	$12,217
Denominator:
Shares, basic	36,726	35,685	36,839	34,212
Effect of dilutive share-based awards	1,809	—	1,958	2,320
Shares, diluted	38,535	35,685	38,797	36,532
Net income/(loss) per share:
Basic	$0.86	$(1.12)	$2.15	$0.36
Diluted	$0.82	$(1.12)	$2.04	$0.33

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

Dilutive net income/(loss) per share amounts do not include the potential weighted average effect of 380,506 and 2,481,307 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 31, 2015 and 2014, respectively, and 370,296 and 356,878 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 31, 2015 and 2014, respectively. These share-based awards were not included in the computation of diluted net income/(loss) per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in thousands):

	March 31,			June 30,
	2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 3
Assets:
Money market funds	$347,778	$—	$—	$439,675	$—
Auction rate securities	—	—	15,625	—	19,785
Total available-for-sale securities	$347,778	$—	$15,625	$439,675	$19,785
Foreign currency contract assets	$—	$693	$—	$—	$—
Liabilities:
Contingent consideration liabilities recorded for business combinations	$—	$—	$55,121	$—	$110,122

In our condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014, money market balances were included in cash and cash equivalents and auction rate securities, or ARS investments, were included in non-current other assets; $600,000 of the ARS investments were included in prepaid expenses and other current assets as of March 31, 2015.

We measure our foreign currency contracts at fair value on a recurring basis.  We utilized Level 2 inputs to value the foreign currency forward contracts.  Specifically, we utilized quoted prices for similar assets or liabilities in markets that are not active.  Key inputs for the foreign currency forward contracts are currency and interest forward rates.  The foreign currency contracts were included in prepaid expenses and other current assets as of March 31, 2015.

The contingent consideration liability recorded for business combinations was included in acquisition-related liabilities as of March 31, 2015 and June 30, 2014, respectively.

Changes in fair value of our Level 3 financial assets as of March 31, 2015 were as follows (in thousands):

Balance as of June 30, 2014	$19,785
Net gain	740
Redemptions	(4,900)
Balance as of March 31, 2015	$15,625

Changes in fair value of our Level 3 contingent consideration liabilities as of March 31, 2015 were as follows (in thousands):

Balance as of June 30, 2014	$110,122
Cash settlement of contingent consideration liability	(15,203)
Issuance of common stock in settlement of liability	(21,487)
Accretion and remeasurement	(18,311)
Balance as of March 31, 2015	$55,121

In connection with our acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement. As of March 31, 2015, we may be required to make additional cash payments of up to $122.5 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016.

In connection with our acquisition of Pacinian Corporation, or Pacinian, we entered into a contingent consideration arrangement. As of March 31, 2015, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016.

Changes in the fair value of our contingent consideration liabilities subsequent to the Validity and Pacinian acquisitions are included in operating expenses as change in contingent consideration in the condensed consolidated statements of income (loss). Cash payments of contingent consideration are classified in the condensed consolidated statements of cash flows as a financing activity up to the amount of the contingent consideration recorded at the time of the acquisition, and as an operating activity for cash payments that exceed the liability recorded at the time of acquisition.

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three and nine months ended March 31, 2015 and 2014.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our bank debt is variable, which is subject to change from time to time to reflect a market interest rate; accordingly, the carrying value of our bank debt approximates fair value.

5. Non-Current Other Assets

Our non-current investments, which are included in non-current other assets in the condensed consolidated balance sheets, consist of ARS investments, which have failed to settle in auctions and are not liquid. In the event we need to access these funds prior to their maturity, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the nine months ended March 31, 2015, $4.9 million of our ARS investments were redeemed at par value.

As there are currently no active markets for our ARS investments, we have estimated the fair value of these investments as of March 31, 2015 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

•	the collateral underlying the security investments;
•	the creditworthiness of the counterparty;
•	the timing of expected future cash flows;

•	the probability of a successful auction in a future period;
•	the underlying structure of each investment;
•	the present value of future principal and interest payments discounted at rates considered to reflect current market conditions;
•	a consideration of the probabilities of default, a successful future auction, or redemption at par for each period; and
•	estimates of the recovery rates in the event of default for each investment.

When possible, our ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could change materially from period to period based on future market conditions.

We have ARS investments with a fair value of $12.8 million maturing from fiscal years 2016 to 2018 and $2.8 million fair value with no maturity date. Of our ARS investments, $600,000 par value are investment grade, and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of March 31, 2015, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$13,500	$(6,467)	(1)	$7,033	$5,248	$12,281
Preferred stock	5,000	(5,000)		—	2,750	2,750
Municipals	600	(83)		517	77	594
Total ARS	$19,100	$(11,550)		$7,550	$8,075	$15,625

(1) Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $2.3 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The various types of ARS investments we held as of June 30, 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value, consisted of the following (in thousands):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$3,500	$(179)		$3,321	$(149)	$3,172
Credit linked notes	13,500	(7,513)	(1)	5,987	5,891	11,878
Preferred stock	5,000	(5,000)		—	2,750	2,750
Municipals	2,000	(83)		1,917	68	1,985
Total ARS	$24,000	$(12,775)		$11,225	$8,560	$19,785

(1) Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $1.3 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The student loan ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

We have accounted for all of our ARS investments with maturity dates of more than 12 months from the balance sheet date as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell the ARS investments, and it is not more likely than not that we will be required to sell the investments before the recovery of the amortized cost basis.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	March 31,	June 30,
	2015	2014
Raw materials	$83,772	$58,717
Finished goods	68,489	23,594
	$152,261	$82,311

7. Acquisition

On June 11, 2014, we entered into a stock purchase agreement to acquire all of the outstanding stock of Renesas SP Drivers, Inc., or RSP, a leading provider of small- and medium-sized display driver integrated circuits for smartphones and tablets, or the RSP Acquisition. The RSP Acquisition is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of October 1, 2014, or the Closing Date, we completed the RSP Acquisition of 100% of the outstanding capital stock of RSP for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to one U.S. dollar. The purchase price the Closing Date was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustments, or the Working Capital Holdback.  Subsequent to the Closing Date, we determined that $4.8 million of additional purchase consideration was due to the sellers pursuant to the requirements of the Working Capital Holdback and have adjusted the purchase price to $468 million.  We anticipate settlement of the Indemnification Holdback to occur in the fourth quarter of fiscal 2016.

The Working Capital Holdback as adjusted for additional purchase consideration was settled in our quarter ended March 31, 2015 for a total of ¥5.78 billion (or $48.6 million). The Indemnification Holdback is included in acquisition-related liabilities in the long-term liabilities section of the condensed consolidated balance sheet and is expected to be settled in our fiscal year 2016. The RSP Acquisition has been accounted for as a business combination and the results of RSP’s operations have been included in our consolidated financial statements since the Closing Date. Under the terms of the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire Closing Date inventory held by REL. This inventory purchase obligation was settled in the three months ended December 31, 2014 for approximately $115 million.

Our estimate of the fair values of the acquired intangible assets at March 31, 2015 is preliminary and subject to change and is based on established and accepted valuation techniques performed by our third-party valuation specialists. Additional information, which existed as of the Closing Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Closing Date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the Closing Date and may result in a corresponding adjustment to goodwill. During the three months ended March 31, 2015, we made purchase price allocation adjustments, including a $9.7 million decrease to intangible assets, a $2.8 million decrease to deferred tax liability, a $0.5 million increase to current deferred tax asset, and a $0.3 million increase to goodwill.  The changes to intangible assets caused us to change our amortization expense retroactively to the previously reported numbers for the three months ended December 31, 2014. Specifically, we reduced the amortization to intangible assets recorded in selling, general, and administrative expenses by $1.5 million and increased the provision for income taxes by $0.5 million.

The following table includes the revised provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$54,705
Short-term deposit	36,614
Accounts receivable	140,210
Current deferred tax assets	3,295
Inventory	6,296
Property and equipment	11,674
Acquired intangible assets	240,900
Other assets	4,002
Total identifiable assets acquired	497,696
Accounts payable	66,544
Income taxes payable	32,534
Deferred tax liabilities	56,751
Other accrued liabilities	28,032
Net identifiable assets acquired	313,835
Goodwill	153,715
Net assets acquired	$467,550

Of the $240.9 million of acquired intangible assets, $143.6 million was allocated to developed technology and will be amortized over an estimated weighted average useful life of 5 years; $44.6 million was allocated to customer relationships and will be amortized over estimated useful lives of 2 to 3 years; $22.0 million was allocated to a supplier arrangement and will be amortized over an estimated useful life of less than 1 year; $10.3 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $20.4 million was allocated to in-process research and development and will be amortized over an estimated useful life that will be determined at the date the underlying projects are deemed to be substantively complete which may occur as early as the fourth quarter of fiscal 2015. Developed technology consists of established small- and medium-sized display driver technology designed for and sold into the smartphone and tablet markets. We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%. The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of RSP as of the Closing Date.

None of the goodwill is expected to be deductible for income tax purposes. Prior to the RSP Acquisition, we did not have an existing relationship or transactions with RSP. The condensed consolidated financial statements include approximately $475.3 million of revenue from RSP from the Closing Date through March 31, 2015. Earnings contributed by RSP are not separately indentifiable.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$477,598	$343,746	$1,435,005	$1,152,450
Net income/(loss)	33,449	(32,766)	119,310	44,932
Net income/(loss) per share - diluted	0.87	(0.92)	3.08	1.23

Pro forma adjustments used to arrive at pro forma net income for the three and nine months ended March 31, 2015 and March 31, 2014, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Buyer transaction costs	$—	$1,142	$4,300	$1,160
Amortization of debt issuance costs	—	(250)	(250)	(750)
Interest expense	—	(1,222)	(1,211)	(3,700)
Intangible amortization	3,080	(13,116)	15,994	(65,048)
Income tax adjustment	(1,109)	4,722	(5,758)	23,417
Total	$1,971	$(8,724)	$13,075	$(44,921)

8. Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of March 31, 2015 and June 30, 2014 (in thousands):

	Life	March 31, 2015	June 30, 2014
Display driver developed technology	5 years	$143,600	$—
Fingerprint developed technology	2-4 years	75,650	18,650
ThinTouch developed technology	7 years	8,900	8,900
Customer relationships	2-5 years	48,400	3,800
Licensed technology and other	5 years	1,335	1,335
Backlog	Less than 1 year	11,050	750
Patents	5 years	100	100
Supplier arrangement	Less than 1 year	22,000	—
In-process research and development	Not applicable	20,400	57,000
		331,435	90,535
Accumulated amortization		(77,078)	(8,424)
Acquired intangibles, net		$254,357	$82,111

The total amortization expense for the acquired intangible assets was $20.8 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively, and $68.7 million and $4.8 million for the nine months ended March 31, 2015, and 2014, respectively. During the first quarter of fiscal 2015, the in-process research and development projects related to the Validity acquisition were completed, have been included in fingerprint developed technology, and amortization commenced. Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of March 31, 2015 (in thousands):

Remainder of 2015	$19,345
2016	69,658
2017	57,770
2018	46,297
2019	31,958
2020	8,451
Thereafter	478
To be determined	20,400
Future amortization	$254,357

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31,	June 30,
	2015	2014
Customer obligations	$61,116	$38,758
Inventory obligations	15,402	4,096
Warranty	2,759	1,659
Other	17,631	12,178
	$96,908	$56,691

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

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counter-party against third-party claims alleging infringement of certain intellectual property rights by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not typically have a maximum stated liability. However, historical costs related to these indemnification provisions have not been material. We have not recorded any material liability in our consolidated financial statements for such indemnification obligations.

Contingencies

We have in the past and may in the future receive notices from third parties that claim our products infringe their intellectual property rights. We cannot be certain that our technologies and products do not, and will not, infringe issued patents or other proprietary rights of third parties.

Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.

11. Debt

In connection with the RSP Acquisition, on September 30, 2014 (see Note 7), we entered into a credit agreement, or the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. Debt issuance costs were approximately $5.0 million, including a financing commitment provided to the sellers at the RSP Acquisition Closing Date and legal fees, and are being amortized over 60 months.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ending March 31, 2015.  Each of the first four quarterly principal payments is $1.9 million, and each of the following quarterly principal payments is $3.8 million, with a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly. As of March 31, 2015, the outstanding balance of the debt owed under the Credit Agreement was $248.1 million.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of March 31, 2015, we were in compliance with the restrictive operating covenants.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of revenue	$369	$328	$1,007	$844
Research and development	6,455	4,951	17,806	13,119
Selling, general, and administrative	4,790	3,496	13,024	9,476
Total	$11,614	$8,775	$31,837	$23,439
Income tax benefit on share-based compensation	$3,132	$2,593	$8,862	$7,399

Historically, we have issued new shares in connection with our share-based compensation plans; however, treasury shares were also available for issuance as of March 31, 2015. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, and weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in thousands)
Balance as of June 30, 2014	3,693,375	$30.08
Granted	370,707	70.79
Exercised	(650,761)	28.61
Forfeited	(42,477)	42.73
Balance as of March 31, 2015	3,370,844	34.68	$165,173
Exercisable at March 31, 2015	2,467,417	27.47	$138,669

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2015 of $83.67 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

Deferred Stock Units, or DSU, activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in thousands)
Balance as of June 30, 2014	1,058,243
Granted	415,602
Delivered	(434,139)
Forfeited	(66,004)
Balance as of March 31, 2015	973,702	$81,470

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2015 of $83.67.

Of the shares delivered, 123,868 shares valued at $9.1 million were withheld to meet statutory minimum tax withholding requirements.

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

During the nine months ended March 31, 2015, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of March 31, 2015 was as follows:

		Aggregate
		Intrinsic
	MSU Awards	Value
	Outstanding	(in thousands)
Balance as of June 30, 2014	120,330
Granted	70,300
Performance adjustment	46,712
Delivered	(93,424)
Forfeited	—
Balance as of March 31, 2015	143,918	$12,042

We value the MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $6.7 million as of March 31, 2015, which will be recognized over a weighted average period of approximately 1.19 years. The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2015 of $83.67.

Of the shares delivered, 47,883 shares valued at $3.0 million were withheld to meet statutory minimum tax withholding requirements.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine-month period ended March 31, 2015 were as follows (in thousands, except for shares purchased and weighted average price):

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

The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability which is not reliably estimable. The tax effects of discrete items and the change in contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended March 31, 2015 and 2014, and the estimated annual effective tax rates for those same periods of 41.2% and 29.3%, respectively.

The provision for income taxes of $19.4 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively, represented estimated federal, state, and foreign income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options, partially offset by foreign income taxed at lower tax rates, and research and development credits. Discrete items recognized in the three months ended March 31, 2015 and 2014, included additional penalties and interest for uncertain tax positions related to prior fiscal years, and tax benefits realized from share-based compensation.

The provision for income taxes of $38.0 million and $22.3 million for the nine months ended March 31, 2015 and 2014, respectively, represented estimated federal, foreign, and state income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options, partially offset by foreign income taxed at lower tax rates, and research and development credits. Discrete items recognized in the nine months ended March 31, 2015 and 2014, included additional penalties and interest for uncertain tax positions related to prior fiscal years, research and development credits, and tax benefits realized from share-based compensation.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $1.7 million during the nine months ended March 31, 2015 to $11.9 million from $10.2 million at June 30, 2014 and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, this total amount would affect the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2015 was $1.1 million; this balance increased by $0.2 million from June 30, 2014. We classify interest and penalties as components of income tax expense.

The Tax Increase Prevention Act, or the Act, which retroactively extended the federal research tax credit from January 1, 2014 through December 31, 2014, was enacted on December 19, 2014. As such, we recognized six months of tax benefit from the federal research tax credit related to fiscal 2014 and another six months of federal research tax credit in the second quarter of fiscal 2015.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 returns would be subject to examination.  In March 2015, we received the Revenue Agent’s Report concluding this audit without any tax adjustment.  Our case is pending review by the Joint Committee on Taxation, which we anticipate will be concluded in the fourth quarter of our fiscal 2015.

On March 31, 2015 Japan’s parliament approved the legislation to reduce corporate income tax rates by 3.29 percentage points over the next two years. As a result, the current combined national and local effective tax rate of 35.6% will be reduced to 32.3% over the next two years.  We are currently evaluating the impact of this change which was enacted in the fourth quarter of our fiscal 2015.

Our major tax jurisdictions are the United States, California, Hong Kong SAR, and Japan. From fiscal 2003 onward, we remain subject to examination by one or more of these jurisdictions.

14. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from two broad product categories: the mobile product market and the personal computing, or PC, product market. We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Japan	$227,878	$11,346	$464,883	$33,812
China	112,396	90,038	386,817	307,974
United States	71,097	29,002	153,313	33,161
Taiwan	34,766	25,711	103,196	92,080
South Korea	29,453	46,632	108,269	164,458
Other	2,008	1,542	7,566	1,156
	$477,598	$204,271	$1,224,044	$632,641

Net revenue from our customers for each group of similar products was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Mobile product applications	$417,401	$150,746	$1,015,443	$447,014
PC product applications	60,197	53,525	208,601	185,627
	$477,598	$204,271	$1,224,044	$632,641

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Customer A	18%	*	16%	*
Customer B	18%	32%	18%	24%
Customer C	18%	*	11%	*
Customer D	11%	*	*	*

*	Less than 10%

We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March 31,	June 30,
	2015	2014
Customer A	27%	*
Customer B	14%	27%
Customer C	13%	*
Customer D	*	12%

* Less than 10%

15. Comprehensive Income

Our comprehensive income generally consists of net income/(loss) plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income. We recognize foreign currency remeasurement adjustments and transaction gains and losses in our condensed consolidated statements of income/(loss) as the U.S. dollar is the functional currency of our foreign entities.

16. Subsequent Events

In April 2015, we filed patent infringement actions with the United States District Court in the Northern District of California and with the United States International Trade Commission against Shenzhen Huiding Technology Co., Ltd. (a/k/a Shenzhen Goodix Technology Co., Ltd.) and Goodix Technology Inc. (collectively, “Goodix”), and BLU Products, Inc. (“BLU”) In our filings we allege that certain Goodix and BLU products infringe several of our patents.  We intend to vigorously pursue these claims. We have expensed all legal fees incurred to date in connection with these filings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We believe our results to date reflect the combination of our customer focus, the strength of our intellectual property, and our engineering know-how, which allow us to develop and engineer products that meet the demanding design specifications of OEMs.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, thereby reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have long-term supply contracts with any of our contract manufacturers. We use third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solutions. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements, manufacturing, assembly, and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge warranty costs, losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

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

Acquisition Activity

On June 11, 2014, we entered into a stock purchase agreement to acquire RSP, a leading provider of small- and medium-sized display driver integrated circuits for smartphones and tablets. The RSP Acquisition is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of October 1, 2014, or the Closing Date, we completed the RSP Acquisition for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to one U.S. dollar. The purchase price at the Closing Date was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, or the Indemnification Holdback and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustment, or the Working Capital Holdback. Subsequent to the Closing Date, we determined that $4.8 million of additional purchase consideration was due to the sellers pursuant to the requirements of the Working Capital Holdback and have adjusted the purchase price to $468 million. We anticipate settlement of the Indemnification Holdback to occur in the fourth quarter of fiscal 2016.

During the three months ended March 31, 2015, we made purchase price allocation adjustments, including a $9.7 million decrease to intangible assets, a $2.8 million decrease to deferred tax liability, a $0.5 million increase to current deferred tax assets, and a $0.3 million increase to goodwill.  The changes to intangible assets caused us to change our amortization expense retroactively to the previously reported numbers for the three months ended December 31, 2014, by reducing the amortization to intangible assets recorded in selling, general, and administrative expenses by $1.5 million and increasing the provision for income taxes by $0.5 million.

Under the terms of the stock purchase agreement, RSP entered into an inventory purchase obligation with REL to acquire the Closing Date inventory held by REL. The inventory purchase obligation was settled in the three months ended December 31, 2014 for approximately $115 million.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 28, 2015 compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in thousands, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015(1) (2)	2014(1)	$ Change	% Change	2015(1) (2)	2014(1)	$ Change	% Change
Mobile product applications	$417,401	$150,746	$266,655	176.9%	$1,015,443	$447,014	568,429	127.2%
PC product applications	60,197	53,525	6,672	12.5%	208,601	185,627	22,974	12.4%
Net revenue	477,598	204,271	273,327	133.8%	1,224,044	632,641	591,403	93.5%
Gross margin	164,345	92,430	71,915	77.8%	411,365	296,254	115,111	38.9%
Operating expenses:
Research and development	78,719	49,412	29,307	59.3%	213,467	135,785	77,682	57.2%
Selling, general, and administrative	35,803	25,856	9,947	38.5%	88,532	69,825	18,707	26.8%
Acquired intangibles amortization	4,658	262	4,396	1677.9%	9,577	785	8,792	1120.0%
Change in contingent consideration	(6,688)	53,043	(59,731)	(112.6%)	(18,311)	56,731	(75,042)	(132.3%)
Operating income/(loss)	51,853	(36,143)	87,996	(243.5%)	118,100	33,128	84,972	256.5%
Interest and other income, net	349	516	(167)	(32.4%)	1,470	1,422	48	3.4%
Interest expense	(1,317)	—	(1,317)	nm(3)	(2,529)	(9)	(2,520)	nm(3)
Income/(loss) before provision for income taxes	50,885	(35,627)	86,512	(242.8%)	117,041	34,541	82,500	238.8%
Provision for income taxes	19,407	4,429	14,978	338.2%	38,000	22,324	15,676	70.2%
Net income/(loss)	$31,478	$(40,056)	$71,534	(178.6%)	$79,041	$12,217	$66,824	547.0%

(1)	Includes the post-acquisition results of operations of Validity, acquired on November 7, 2013.
(2)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.
(3)	Not meaningful.

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March 31,		Increase/	March 31,		Increase/
	2015(1) (2)	2014(1)	(Decrease)	2015(1) (2)	2014(1)	(Decrease)
Mobile product applications	87.4%	73.8%	13.6%	83.0%	70.7%	12.3%
PC product applications	12.6%	26.2%	(13.6%)	17.0%	29.3%	(12.3%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%
Gross margin	34.4%	45.2%	(10.8%)	33.6%	46.8%	(13.2%)
Operating expenses:
Research and development	16.5%	24.2%	(7.7%)	17.4%	21.5%	(4.1%)
Selling, general, and administrative	7.5%	12.7%	(5.2%)	7.2%	11.0%	(3.8%)
Acquired intangibles amortization	1.0%	0.1%	0.9%	0.8%	0.1%	0.7%
Change in contingent consideration	(1.4%)	26.0%	(27.4%)	(1.5%)	9.0%	(10.5%)
Operating income/(loss)	10.9%	(17.7%)	28.6%	9.6%	5.2%	4.4%
Interest and other income, net	0.1%	0.3%	(0.2%)	0.1%	0.2%	(0.1%)
Interest expense	(0.3%)	0.0%	(0.3%)	(0.2%)	0.0%	(0.2%)
Income/(loss) before provision for income taxes	10.7%	(17.4%)	28.1%	9.6%	5.5%	4.1%
Provision for income taxes	4.1%	2.2%	1.9%	3.1%	3.5%	(0.4%)
Net income/(loss)	6.6%	(19.6%)	26.2%	6.5%	1.9%	4.6%

(1)	Includes the post-acquisition results of operations of Validity, acquired November 7, 2013.
(2)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.

Net Revenue

Net revenue was $477.6 million for the three months ended March 31, 2015 compared with $204.3 million for the three months ended March 31, 2014, an increase of $273.3 million, or 133.8%. Of this net revenue, $417.4 million, or 87.4% was from mobile product applications and $60.2 million, or 12.6%, was from PC product applications. The increase in net revenue for the three months ended March 31, 2015 was attributable to an increase in net revenue from both mobile and PC product applications. Net revenue from mobile product applications increased as a result of higher unit sales in the third quarter, primarily due to the RSP Acquisition (which contributed $236.7 million) and the increase in mobile-based biometric fingerprint authentication solutions. Net revenue from PC product applications increased primarily as a result of higher unit sales in the third quarter.

Net revenue was $1,224.0 million for the nine months ended March 31, 2015 compared with $632.6 million for the nine months ended March 31, 2014, an increase of $591.4 million, or 93.5%. Of this net revenue, $1,015.4 million, or 83.0%, was from mobile product applications and $208.6 million, or 17.0%, was from PC product applications. The increase in net revenue for the nine months ended March 31, 2015 was attributable to an increase in net revenue from both mobile and PC product applications. Net revenue from mobile product applications increased primarily as a result of higher unit sales in the nine month period, reflecting the RSP Acquisition (which contributed $475.3 million) and the increase in mobile based biometric fingerprint authentication solutions. Net revenue from PC product applications increased primarily as a result of higher unit sales in the nine months ended March 31, 2015.

Based on industry estimates of unit shipments, the smartphone market is anticipated to increase approximately 15%, the tablet market is anticipated to increase approximately 5%, and the notebook market is anticipated to decrease 2% in calendar year 2015 compared with calendar year 2014. Our revenue may differ from the forecasted trends in the market.

Gross Margin

Gross margin as a percentage of net revenue was 34.4%, or $164.3 million, for the three months ended March 31, 2015 compared with 45.2%, or $92.4 million, for the three months ended March 31, 2014. The 1080 basis point decline in gross margin was due to amortization of acquired intangibles recognized in the current quarter (220 basis points), as well as lower margins on our display driver integrated circuit, or DDIC products. The increased amortization of intangibles is related to the RSP and Validity acquisitions. The DDIC products were acquired as a result of the RSP Acquisition.

Gross margin as a percentage of net revenue was 33.6%, or $411.4 million, for the nine months ended March 31, 2015 compared with 46.8%, or $296.3 million, for the nine months ended March 31, 2014. The 1320 basis point decline in gross margin was due to amortization of acquired intangibles recognized in the nine months ended March 31, 2015 (410 basis points), as well as lower margins on our DDIC products. The increased amortization of intangibles is related to the RSP and Validity acquisitions. The DDIC products were acquired as a result of the RSP Acquisition.

We continuously introduce new product solutions, many of which have life cycles of less than one year. Further, as we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a virtual manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. We charge losses on inventory purchase obligations and write-down to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses

Research and Development Expenses. Research and development expenses increased $29.3 million to $78.7 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase in research and development expenses primarily reflected a $10.6 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount associated with an expanded product portfolio, a $9.6 million increase in infrastructure-related costs, and a $3.5 million increase in software license fees.

Research and development expenses increased $77.7 million to $213.5 million for the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014. The increase in research and development expenses primarily reflected a $35.7 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, additional headcount associated with an expanded product portfolio, a $17.0 million increase in infrastructure-related costs, and a $7.8 million increase in software license fees.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.9 million to $35.8 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase in selling, general, and administrative expenses primarily reflected a $7.0 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount in our base business.

Selling, general, and administrative expenses increased $18.7 million to $88.5 million for the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014. The increase in selling, general, and administrative expenses primarily reflected a $24.9 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount related to our expanded sales force; a $3.5 million increase in share-based compensation costs; a $2.6 million increase in travel-related costs, partially offset by $14.1 million of foreign currency transaction and remeasurement gains due to our acquisition of RSP and the related yen-denominated net liabilities.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See note 8 to the condensed consolidated financial statements.

Change in Contingent Consideration. Our contingent consideration decreased $59.7 million to a credit of $6.7 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The change was primarily attributable to the decrease in the estimated fair value of the contingent consideration, which resulted from an adjustment in expected unit sales of products embodying Validity fingerprint sensor technology over the remaining earn-out period.

Our contingent consideration decreased $75.0 million to a credit of $18.3 million for the nine months ended March 31, 2015 compared with the nine months ended March 31, 2014. The change was primarily attributable to the decrease in the estimated fair value of the contingent consideration, which resulted from an adjustment in expected unit sales of products embodying Validity fingerprint sensor technology and/or Pacinian ThinTouch technology over the remaining earn-out periods.

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

The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and the change in contingent consideration liability which is not reliably estimable.  The tax effects of discrete items and the change in contingent consideration liability are recorded in the same period that the related item is reported and resulted in the difference between the actual effective tax rate for the three months ended March 31, 2015 and 2014, and the estimated annual effective tax rates for those same periods of 41.2% and 29.3%, respectively.

The provision for income taxes of $19.4 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively, represented estimated federal, state, and foreign income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, and research and development credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.  Discrete items recognized in the three months ended March 31, 2015 and 2014, included additional penalties and interest for uncertain tax positions related to prior fiscal years, and tax benefits realized from share-based compensation.

The provision for income taxes of $38.0 million and $22.3 million for the nine months ended March 31, 2015 and 2014, respectively, represented estimated federal, foreign, and state income taxes. Our annual effective tax rate diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, and research and development credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.  Discrete items recognized in the nine months ended March 31, 2015 and 2014, included additional penalties and interest for uncertain tax positions related to prior fiscal years, research and development credits, and tax benefits realized from share-based compensation.

The Tax Increase Prevention Act, or the Act, which retroactively extended the federal research tax credit from January 1, 2014 through December 31, 2014, was enacted on December 19, 2014. As such, we recognized six months of tax benefit from the federal research tax credit related to fiscal 2014 and another six months of federal research tax credit in the second quarter of fiscal 2015.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 returns would be subject to examination.  In March 2015, we received the Revenue Agent’s Report concluding this audit without any tax adjustment.  Our case is pending review by the Joint Committee on Taxation, which we anticipate will be concluded in the fourth quarter of our fiscal 2015.

On March 31, 2015 Japan’s parliament approved the legislation to reduce corporate income tax rates by 3.29 percentage points over the next two years. As a result, the current combined national and local effective tax rate of 35.6% will be reduced to 32.3% over the next two years.  We are currently evaluating the impact of this change which was enacted in the fourth quarter of our fiscal 2014.

Liquidity and Capital Resources

Our cash and cash equivalents were $380.6 million as of March 31, 2015 compared with $447.2 million as of June 30, 2014, a decrease of $66.6 million. The decrease primarily reflected the combination of $294.3 million net cash used for the acquisition of RSP; $110.6 million used to repurchase 1,545,906 shares of our common stock; and $40.9 million used for the purchase of property and equipment; partially offset by $245.4 million of net proceeds from issuance of long-term debt, which was used to help fund the acquisition of RSP; $172.5 million provided by operating cash flows; and $24.5 million of proceeds from the issuance of shares of our common stock under our employee equity programs. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2015, $290.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2015 generated net cash of $172.5 million compared with $91.1 million of net cash generated during the nine months ended March 31, 2014. For the nine months ended March 31, 2015, net cash provided by operating activities was primarily attributable to net income of $79.0 million, plus adjustments for non-cash charges of $77.7 million, and a $15.8 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $63.6 million increase in inventory and a $7.1 million decrease in income taxes payable; partially offset by a $30.9 million decrease in prepaid expenses and other current assets, a $26.4 million increase in accounts payable, and a $16.5 million increase in other accrued liabilities. From June 30, 2014 to March 31, 2015, our days sales outstanding increased from 56 days to 60 days and our inventory turns increased from 6 to 8.

Cash Flows from Investing Activities. Investing activities during the nine months ended March 31, 2015 used net cash of $294.3 million for the acquisition of RSP and $40.9 million for purchases of property and equipment, partially offset by $4.9 million of proceeds for the sale of non-current investments, compared with $19.6 million net cash used for the acquisition of Validity and $32.3 million net cash used for purchases of property and equipment during the nine months ended March 31, 2014.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended March 31, 2015, was $94.4 million compared with $3.0 million of net cash used during the nine months ended March 31, 2014. Net cash provided by financing activities for the nine months ended March 31, 2015 primarily included $245.4 million of net proceeds from the issuance of long-term debt, which was used to help fund the acquisition of RSP, and $24.5 million in proceeds from the issuance of shares of our common stock under our employee equity programs, partially offset by $110.6 million used to repurchase 1,545,906 shares of our common stock and $63.8 million used for the payment of acquisition-related liabilities.

Common Stock Repurchase Program. Our board has cumulatively authorized $730.0 million for our common stock repurchase program, which will expire in July 2016. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2015, we purchased 20,593,617 shares of our common stock in the open market for an aggregate cost of $641.0 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the nine months ended March 31, 2015, we repurchased 1,545,906 shares of our common stock for a total cost of $110.6 million, leaving $89.0 million remaining under our common stock repurchase program.

Bank Credit Facility. In connection with the RSP Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed

$150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. As of March 31, 2015, the outstanding balance of the debt was $248.1 million.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ending March 31, 2015. Each of the first four quarterly principal payments is $1.9 million, and each of the following quarterly principal payments is $3.8 million, with a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement. As of March 31, 2015, we were in compliance with the restrictive covenants.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our contingent consideration obligations associated with the acquisitions of Validity and Pacinian, and our debt. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Our non-current other assets consist of ARS investments, which have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2015 were as follows (in millions):

	Remaining in Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Thereafter	Total
Long-term debt (1)	$3,097	$16,068	$20,770	$22,148	$23,520	$192,521	$278,124
Leases	1,694	9,209	6,092	2,629	952	989	21,565
Purchase obligations and other commitments (2)	9,112	—	—	—	—	—	9,112
Other long-term obligations (3)	10,505	109,553	—	—	—	—	120,058
Total	$24,408	$134,830	$26,862	$24,777	$24,472	$193,510	$428,859

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for a long-term services agreement and inventory purchase obligations with contract manufacturers.
(3)	Represents a hold back liability under the RSP Acquisition and payments due for contingent consideration.

Effective as of October 1, 2014, we completed the acquisition of RSP for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to one U.S. dollar. The purchase price at the Closing Date was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back with respect to a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustment, or the Working Capital Holdback. Subsequent to the Closing Date, we determined that $4.8 million of additional purchase consideration was due to the sellers pursuant to the requirements of the Working Capital Holdback and have adjusted the purchase price to $468 million. We anticipate settlement of the Indemnification Holdback to occur in the fourth quarter of fiscal 2016.  The Working Capital Holdback was settled in the quarter ended March 31, 2015.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement. As of March 31, 2015, we may be required to make additional cash payments of up to $122.5 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016. We estimated the fair value of the contingent consideration liability as of March 31, 2015 to be $54.6 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of March 31, 2015, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. We estimated the fair value of the contingent consideration liability as of March 31, 2015 to be $0.5 million.

The amounts in the table above exclude unrecognized tax benefits of $11.9 million. As of March 31, 2015, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board issued an accounting standards update on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer to customers of promised goods or services. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us in our fiscal 2018. Early application is not permitted. We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, our market risk related to interest rates on our cash and cash equivalents and ARS investments has not changed materially from the interest rate risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

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

Foreign currency exchange risk

In the past, we have had relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial. At June 30, 2014, we had no material foreign currency denominated liabilities. However, with the recent acquisition of RSP, our foreign currency exchange risk profile changed during the December 2014 quarter as a result of transitioning the RSP business from a primarily Japanese yen based revenue and cost of goods model to a U.S. dollar based revenue and cost of goods model, and incurring yen-denominated acquisition holdback liabilities to the sellers at the RSP Acquisition Closing Date. At March 31, 2015, our balance sheet includes a $60.6 million Japanese yen based holdback liability. Our Japanese yen based holdback liability is expected to be settled in our fourth quarter of fiscal 2016.

Net revenue denominated in foreign currencies was less than 1% of our total net revenue for the three months ended March 31, 2015, and approximately 7% of our total net revenue for the nine months ended March 31, 2015. Our total net revenue for the same periods in fiscal 2014 was denominated in U.S. dollars.

Costs denominated in foreign currencies were approximately 8% and 9% of our total costs for the three months ended March 31, 2015 and 2014, respectively, and approximately 12% and 8% of our total costs for each of the nine months ended March 31, 2015 and 2014, respectively.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the U.S. dollar. None of our accounts receivable were denominated in foreign currency as of March 31, 2015 and June 30, 2014.

Similarly, we face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 11% and 2% of our accounts payable were denominated in foreign currencies at March 31, 2015 and June 30, 2014, respectively. Approximately $60.6 million in acquisition-related liabilities at March 31, 2015 were denominated in a foreign currency. We did not have any acquisition-related liabilities at June 30, 2014 denominated in a foreign currency.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $3.5 million for the nine months ended March 31, 2015, assuming no offsetting hedge positions.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In March 2015, we began entering into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of March 31, 2015, we had outstanding foreign currency forward contracts totaling ¥6.0 billion for a total of $50.0 million, at an average rate of 120.47.  The value date of the foreign currency forward contracts is March 11, 2016.  In the three months ended March 31, 2015, we recognized net unrealized gains of $0.7 million on the foreign currency forward contracts, which is recorded in selling, general, and administrative expenses in the condensed consolidated statements of income (loss).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework, which was issued in 1992.

Our assessment of the internal controls excluded RSP which was acquired on October 1, 2014. RSP had net revenues of approximately $475.3 million and total assets of approximately $364.2 million, which are included in our condensed consolidated financial statements as of and for the nine months ended March 31, 2015. RSP’s sales constitute approximately 39% of our sales for the nine month period covered by this report, and RSP’s assets constitute approximately 24% of our total assets as of the end of such period. We are currently assessing the control environment of this acquired business.

Based on our assessment using the COSO Internal Control-Integrated Framework criteria, we concluded that, as of the end of the period covered by this Report, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As noted above, our assessment of the internal controls excluded RSP which was acquired on October 1, 2014. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. During the integration period, management is developing additional controls to ensure the financial information provided by RSP is complete and accurate in all material respects.

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our cumulative authorization for our common stock repurchase program is $730.0 million. The remaining amount authorized for the repurchase of our common stock through July 2016 is $89.0 million. Repurchases under our common stock repurchase program during the three-month period ended March 28, 2015 were as follows:

			Total	Maximum
			Number of	Dollar Value
			Shares	of Shares
		Average	Purchased	that May
	Total	Price	as Part of	Yet Be
	Number	Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
December 28, 2014 - January 24, 2015	—		—	$108,973,000
January 25, 2015 - February 21, 2015	258,431	$77.37	258,431	88,978,000
February 22, 2015 - March 28, 2015	—		—	88,978,000
Total	258,431

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 1, 2015	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 1, 2015	By:	/s/ Kathleen A. Bayless
	Name:	Kathleen A. Bayless
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.