Form 10-K
period 2015-06-27
SYNAPTICS Inc
filed 2015-08-25
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2015

Commission File Number 000-49602

SYNAPTICS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0118518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 McKay Drive San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

(408) 904-1100
Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (32,682,574 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 26, 2014 of $71.80, was $2,346,608,813.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 14, 2015, there were outstanding 36,430,088 shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2015

Statement Regarding Forward-Looking Statements

This Report on Form 10-K for the year ended June 27, 2015 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as ”expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this Report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading worldwide developer and supplier of custom-designed human interface product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, automobiles, the personal computer, or PC, products, primarily notebook computers, and other select devices.  Every solution we deliver either contains or consists of our touch-, display driver- or fingerprint authentication-based semiconductor solutions, which includes our chip, customer-specific firmware, and software.

We are a market leader in providing human interface product solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the world’s largest OEMs for smartphones and tier one PC OEMs.  We generally supply our human interface product solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for such products.

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 27, 2015, June 28, 2014 and June 29, 2013.

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human interface product solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing mobile product applications markets, which include all touchscreen video display products, display driver products, and fingerprint authentication-based products.  Based on these strengths, we are pursuing opportunities created by the growth of mobile computing communications, mobile product applications and entertainment devices.  Mobile product applications include smartphones, tablets, large touchscreen applications, as well as a variety of mobile, handheld, wireless, and entertainment devices.  Our array of human interface product solutions for mobile product applications are designed to enrich the interface on smartphones, tablets, and peripherals, allowing the user to access their devices or applications through fingerprint recognition, to view the screen on their devices, and to more easily use or navigate complex menu systems on their devices.  We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, secure access, durability, reliability, and simplified security enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Our human interface product solutions for mobile applications constitute an important percentage of our net revenue.  Net revenue for our human interface product solutions for mobile product applications accounted for approximately 85%, 73%, and 64% of our net revenue for fiscal 2015, 2014, and 2013, respectively.  Our ongoing success in serving these markets will depend upon the continued growth of the smartphone portion of the overall mobile phone market; our continued growth in the tablet and large touchscreen applications markets; our ability to demonstrate to mobile product applications OEMs the advantages of our human interface product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface product solutions.  In addition, our success will depend on our ability to demonstrate to mobile product applications OEMs the advantages of our display driver products, our flexible touchscreen and fingerprint sensor fulfillment model and systems engineering expertise.

Industry projections for the smartphone market for the 2015 to 2016 calendar year period show a growth rate of approximately 9%, reflecting the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market.  These products require a simple, durable, and intuitive human interface product solution to access their devices or applications through fingerprint recognition and enable the user to view and navigate efficiently through menus and scroll through information contained in the host device.  We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface product solutions by OEMs in this market.

The tablet and large touchscreen markets also represent an opportunity for our touchscreen and fingerprint sensor intellectual property portfolio, engineering know-how, and technological expertise. Touchscreen, display driver, and fingerprint sensor solutions required for the tablet market range from basic e-book vendor solutions to multi-function solutions designed for more complex operating systems.  Tablet-based capacitive touch interface devices are now offered by several leading PC and mobile phone OEMs and utilize various operating systems, including Android and Windows 10.  Industry projections for the tablet market for the 2015 to 2016 calendar year period show a growth rate of approximately 2%.

PC Product Applications Market

We provide custom human interface product solutions for navigation, cursor control, and multimedia controls and for access to devices or applications through fingerprint recognition for many of the world’s premier PC OEMs.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and monitors, as well as remote control devices for desktops, PCs, and digital home applications.  Net revenue for our human interface product solutions for PC product applications accounted for approximately 15%, 27%, and 36% of our net revenue for fiscal 2015, 2014, and 2013, respectively.

The latest industry projections for notebook units shows a decline for the 2015 to 2016 calendar year period representing a negative growth rate of less than 1%.  While the market for notebooks is projected to decline, we continue to expand our available product offerings through technology development and acquisitions enabling us to increase our product content within each notebook unit.  Based on the strength of our technology and engineering know-how, we believe we are well positioned to continue to take advantage of the opportunities in the notebook computer market.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface product solutions for the mobile product applications markets, including smartphones, tablets and large touchscreens, and for the PC product applications market.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets. We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We also plan to expand our research and development efforts through increased investment in our engineering activities, the hiring of additional engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, the most advanced, easy-to-use, functional human interface semiconductor product solutions to our target markets.

Enhance Our Position in the Smartphone, Tablet, and PC Product Application Markets

We intend to continue introducing market-leading human interface product solutions in terms of performance, power consumption, functionality, size, and ease of use for the smartphone, tablet, and PC product applications markets.  We plan to continue enhancing our customers’ industrial design alternatives and device functionality through innovative product development, in order to enhance and grow our position within our target markets.

Capitalize on Growth of New and Evolving Markets

We intend to capitalize on the growth of new and evolving markets, such as the tablet market, ultrabook and convertible portions of the PC market, and automotive market, brought about by the convergence of computing, communications, and entertainment devices.  We plan to build upon our existing innovative, intuitive human interface semiconductor product solutions and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets.  We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of their products.  We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

Emphasize and Expand Customer Relationships

We plan to emphasize and expand our strong and long-lasting customer relationships and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human interface product solutions for our customers' products.  We believe that our human interface product solutions enable our customers to deliver simplified security and a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface product solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our human interface product solutions.  We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts.  We also focus on providing timely support to our customers after their purchase of our solutions.

We plan to increase our business with existing customers and attract new customers by offering fingerprint sensor solutions, display driver solutions, and both custom designed touch solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to assist the development of human interface designs in products such as smartphones, tablets, notebooks, PC peripherals, and other digital entertainment devices.  We offer our customers a choice of determining the most optimal way to meet their emerging and growing touch solution needs:  our traditional custom module solutions or our chip or tail solutions, which enable customers to utilize our proprietary solutions together with third-party components and assembly.  Our chip solution consists of our proprietary integrated circuit, customer-specific firmware, and software.  Our tail solution consists of our proprietary integrated circuit, associated electronics, customer-specific firmware, software, and flexible circuit material.  Touchscreen solutions for mobile phones, tablets, and notebooks are primarily a chip solution.  Display driver solutions for mobile phones and tablets are a chip solution.  Automotive solutions are a chip solution.  Fingerprint sensor solutions are a module solution.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships to enhance our ability to offer value-added human interface product solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions.  We also intend to evaluate the potential acquisition of companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.

Continue Virtual Manufacturing

We plan to expand and diversify our production capacity through third-party relationships, thereby strengthening our virtual manufacturing platform.  This strategy results in a scalable business model, enables us to concentrate on our core competencies of research and development and product design and engineering, and reduces our capital expenditures and working capital requirements.  Our virtual manufacturing strategy allows us to maintain a variable cost model, in which we do not incur most of our manufacturing costs until our product solutions have been shipped and billed to our customers.

Product Solutions

We develop and enhance human interface technologies that provide simplified security and enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface product solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions.  Our extensive array of technologies include chips, firmware, software, mechanical and electrical designs, fingerprint authentication, pattern recognition, touch-sensing technologies, and display driver technologies.

Our custom-designed human interface product solutions are custom engineered, total solutions for our customers, and include sensor design, module layout, chips, firmware, and software features for which we provide manufacturing and design support, and device testing. This allows us to be a one-stop supplier for complete human interface design from the early design stage, to manufacturing, to testing and support.  Through our engineering know-how and technological expertise, we provide our customers with solutions that address their individual design requirements and result in high-performance, feature-rich, and reliable interface solutions.  We believe our interface solutions offer the following characteristics:

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

Our emphasis on technological leadership and design capabilities positions us to provide unique human interface product solutions that address specific customer requirements, as well as satisfy our customers’ specifications, including features and functionality, industrial design, security, mechanical, and electrical requirements.  Our products also offer unique integration options, including the ability to place our capacitive sensors underneath the plastic of the device, allowing for streamlined and stylized designs, and LED integration to indicate status or enhance industrial design.

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

Our collaborative efforts with our customers reduce the duplication and overlap of investment and resources, enabling our OEM partners to devote more time and resources to the market development of their differentiated products.

We utilize capacitive technology rather than resistive or mechanical technology, in our touch and fingerprint sensor solutions.  Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts and does not require activation force, thereby providing a durable, more reliable solution that can be integrated into both curved and flat surfaces.  Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.

Products

Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

ClearPad®

Our ClearPad family of products enables the user to interact directly with the display on electronic devices, such as smartphones and tablets.  Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption.  We typically sell our ClearPad solution as a chip or tail, together with customer-specific firmware, to sensor manufacturers to use in the production of both discrete and integrated touchscreen products.  A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as a Liquid Crystal Display, or LCD, or an Organic Light Emitting Diode, or OLED, and combined with a flexible circuit material and a touch controller chip.  An integrated touchscreen product typically consists of a capacitive touch sensor embedded into the LCD panel, combined with a flexible circuit material and a touch controller chip.  Each ClearPad solution is custom designed to integrate customer-specific input preferences such as pen input, gloved finger recognition, proximity, finger hover, and air swipe functionality.

Our ClearPad Series 3 product family can provide full-time tracking of ten or more fingers simultaneously, and features stylus support as well as support for various sensor configurations, including traditional discrete sensors; sensor-on-lens, which includes sensor electrodes patterned on the bottom of the glass cover lens; on-cell, which includes sensor electrodes patterned on the display glass; and in-cell, which includes sensor electrodes patterned inside the LCD glass.

Our ClearPad Series 4 product family combines our proprietary capacitive multi-touch technology with a device’s display driver in a single-chip solution (TDDI) delivering advanced display noise management and improved capacitive sensing performance. Our display integration on-cell and in-cell solutions provide cost-effective, capacitive, multi-touch interfaces for mobile devices and enable thinner form factors.

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

Display Drivers

Our display driver products offer advanced image processing technology for entry-level smartphones through high-resolution tablets. The adaptive image processing works in concert with proprietary customization options enabling development of efficient and cost-effective high performance solutions and faster time to market.

Natural IDTM

Natural ID is an industry leading fingerprint ID family of products designed for use in smartphones, tablets, notebook PCs, PC peripherals, and other applications.  Thin form factors provide industrial design flexibility, while robust matching algorithms provide strong security.  Natural ID products are designed to be compatible with Fast IDentity Online (FIDO) protocols, enhancing compatibility and interoperability across the ecosystem.  FIDO was formed to enhance online authentication by developing open, scalable technical standards to help facilitate the adoption of robust, easy to use authentication that reduces the reliance on passwords.  Natural ID products increase the security of mobile and PC products while maintaining ease of use for the customer.

TouchPadTM

Our TouchPad family of products, which can take the place of, and exceed the functionality of a mouse, is a small, touch-sensitive pad that senses the position and movement of one or more fingers on its surface through the measurement of capacitance.  Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation, cursor movement, and gestures and provides a platform for interactive input for both the consumer and corporate markets.  Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface semiconductor product solutions.  Our TouchPad solutions also offer various advanced features, including scrolling, customizable tap zones, tapping and dragging of icons, and device interaction.

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

SecurePadTM

SecurePad integrates our fingerprint sensor directly into the TouchPad area, improving usability for end users and simplifying the supply chain for notebook PC manufacturers.

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

Other Products

Other product solutions we offer include Dual Pointing Solutions, TouchStyk, and TouchButtonsTM.   Our dual pointing solutions offer TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice.  TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that used in our TouchPad.  TouchButtons provide capacitive buttons and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons.

Capabilities

Our products are supported by a variety of feature capabilities allowing for further product differentiation and easy customer integration.

ChiralMotion® Gesture

With our ChiralMotion Gesture technology, the user can apply one continuous circular motion to initiate precise and fine-tuned scrolling on any two-dimensional input surface, such as our TouchPad and ClearPad solutions.

ChiralMotion Gesture technology is well suited for small handheld products, such as feature-rich mobile phones, personal navigation systems, and personal media players that require easy access to entertainment, music, and other digital files.  Scrolling through long documents or pages on a notebook PC becomes simple when using a TouchPad enhanced with ChiralMotion. Reversing the direction of scrolling simply requires the user to reverse the circular motion of their finger.

Enhanced Gesture RecognitionTM

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

SignalClarityTM Technology

SignalClarity technology provides an improved signal-to-noise ratio for enhanced touch detection and noise immunity and enables smartphone OEMs to support inexpensive chargers and work with multiple display types.  SignalClarity technology works with multidisplay configurations, including discrete sensors, sensor-on-lens, on-cell, and in-cell stackup solutions.

TypeGuardTM

TypeGuard technology allows the system to differentiate between a finger and a palm, virtually eliminating accidental cursor movements, scrolling and clicks.

TDsyncTM

TDsync technology effectively eliminates problems caused by display-induced noise in the touch subsystem, improving capacitive sensing performance and reducing errors to deliver a better user experience.  TDsync technology works with in-cell designs, including both two-chip and single-chip controller implementations.

Proximity Sensing

Our proximity sensing technology enables users to interact with consumer electronics without touch including our latest 3D-touch capability. With this technology, sensors in a device, such as a notebook PC, mobile phone, peripheral, or digital photo frame, sense the presence of a user’s finger or hand to activate a function.  These sensors can illuminate LEDs for discoverable buttons, immediately wake devices from power-saving mode, or activate other functionalities.

Design StudioTM

Design Studio provides customers with an advanced and comprehensive touch system tool set which is designed to enable the customer to evaluate touch system performance and efficiently implement its ClearPad touchscreen solution.

Image StudioTM

Image Studio provides customers with an advanced and comprehensive image system tool set which is designed to enable the customer to evaluate image system performance and efficiently implement its solution incorporating a Synaptics display driver.

Technologies

We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, display systems, pattern recognition, and touch-sensing technologies.  We continue to develop technology in these areas.  We believe these technologies and the related intellectual property rights create barriers for competitors and allow us to provide high-value human interface semiconductor product solutions in a variety of high-growth markets.

Our broad line of human interface semiconductor product solutions is currently based upon the following key technologies:

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

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, and tapping and dragging of icons.  In addition, our ability to integrate all of our products to interface with major operating systems provides us with a competitive advantage.

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

Pattern Recognition Technology.  This technology is a set of software algorithms and techniques for converting real world data, such as gestures and handwriting, into a digital form that can be recognized and manipulated within a computer.  Our technology provides reliable gesture decoding and handwriting recognition, and can be used in other applications such as signature verification for a richer user experience.

Mixed-Signal Integrated Circuit Technology. This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface.  Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.  Our mixed-signal technology consists of a broad portfolio of circuit expertise in areas such as the following:

•	precision capacitance measurement;
•	power management (switching converters, charge pumps, and Low-dropout regulators (“LDOs”));
•	analog-to-digital and digital-to-analog converters;
•	LCD source and VCOM drivers;
•	high-speed serial interfaces;
•	display timing controllers (“TCONs”);
•	display driver ICs (“DDICs”)
•	SRAM, DRAM, and non-volatile memories;
•	VLSI digital circuits with multiple clock and power domains; and
•	communications and signal processing circuits.

Display Systems and Circuit Technology.  This technology enables us to develop optimized human interface semiconductor product solutions with improved compatibility with their application environments. This technology consists of mobile and large format display semiconductor expertise, including the following functional blocks:

•	TCONs;
•	DDICs;
•	TFT gamma references;
•	VCOM drivers;
•	source drivers;
•	content adaptive brightness control;
•	contrast enhancement;
•	color enhancement;
•	color space adjustment;
•	gamma curve control;
•	local area active contrast optimization;
•	sunlight readability enhancements;

•	adaptive image compression;
•	image decompression;
•	sub-pixel rendering;
•	video scaling;
•	edge enhancement;
•	frame rate control;
•	selective update;
•	touch and display synchronization;
•	high-speed serial interfaces such as MIPI DSI and Qualcomm MDDI; and
•	display power circuits such as inductive switchers, charge pumps, and LDOs.

This technology also enables us to develop advanced products that combine the functions of the display and touch sensing systems to enable highly integrated display and touch functionality with improved performance, thinner form factors, and lower system cost.

Capacitive Active Pen Technology.  This technology allows us to develop a pen that can be used for input on a capacitive touchscreen.  As well as generating a signal that allows the touchscreen to track the pen, additional data, such as the pen applied force and pen button states, are also communicated to the touchscreen device.  Information can also be communicated from the touchscreen to the pen.

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

Fingerprint Sensing Technology.  This technology provides for fingerprint authentication by scanning and matching an image of a user’s fingerprint, as well as initial fingerprint enrollment.  Our fingerprint sensing technology simplifies the system or application authentication process by substituting the user’s fingerprint for the login name and password.

Research and Development

We conduct ongoing research and development programs that focus on advancing our existing interface technologies, improving our current product solution, developing new products, improving design and manufacturing processes, enhancing the quality and performance of our product solutions, and expanding our technologies to serve new markets.  Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions.  Our long-term vision is to offer human interface semiconductor product solutions, such as touch, fingerprint, handwriting, vision, voice capabilities, and other biometrics that can be readily incorporated into various electronic devices.

Our research and development programs focus on the development of accurate, easy to use, reliable, and intuitive human interfaces for electronic devices.  We believe our innovative interface technologies can be applied to many diverse products, and we believe the interface is a key factor in the differentiation of these products.  We believe that our interface technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability.  We also intend to pursue strategic relationships and acquisitions to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.

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

As of the end of fiscal 2015, we employed 1,227 people in our technology, engineering, and product design functions in the United States, Taiwan, Japan, India, Korea, China, Hong Kong, and Armenia.  Our research and development expenses were approximately $293.2 million, $192.7 million, and $144.7 million for fiscal 2015, 2014, and 2013, respectively.

Intellectual Property Rights

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products.  We rely on a combination of patents, trade secrets, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection.

As of June 27, 2015, we held 671 active patents and 887 active patents pending worldwide. Collectively, these patents and patent applications cover various aspects of our key technologies, including those for opaque touchpads, clear touch screens, fingerprint sensors, and displays.  Our proprietary software, including source code, is also protected by copyright laws and applicable trade secret laws.

Our extensive array of technologies includes those related to ASICs, firmware, software, and mechanical hardware.  Our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products.  Furthermore, the lengths of our customers’ design cycles and the customizations required by our customers’ products also serve to protect our intellectual property rights.

Customers

Our customers include many of the world’s largest smartphone, tablet, and PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers.  Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time deliveries have resulted in our leadership position in providing human interface semiconductor product solutions.  We believe our strong relationship with our OEM customers, many of which are also currently developing tablets, and mobile application products, will continue to position us as a source of supply for their product offerings.

Our leading OEM customers in fiscal 2015 included the following:

• Acer	• Meizu
• BBK	• Microsoft
• Dell	• Motorola
• Gionee	• Oppo Mobile
• Hewlett-Packard	• Samsung
• HTC	• Sharp
• Huawei	• Sony
• Lenovo	• Xiaomi
• LG Electronics

We generally supply custom-designed products to OEMs through their contract manufacturers or supply chains.  We sell our custom-designed products directly to these customers, some of which include Samsung Display, Sanshin, Sharp, Fuhrmeister Electronics, Compal, and Worldshine.  Sales to Samsung Display and its affiliates, Sanshin, Sharp, and Fuhrmeister Electronics each accounted for 10% or more of our net revenue in fiscal 2015.

We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers.  Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our human interface semiconductor product solutions in their products.  The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon shipment by us, and pay us directly for those purchases.  These customers have no return privileges except for warranty provisions.

Strategic Relationships

We have used strategic relationships to enhance our ability to offer value-added customer solutions in the past. We intend to enter into additional strategic relationships with companies that may help us serve our target markets.

Sales and Marketing

We sell our product solutions for incorporation into the products of our OEM customers.  We generate sales through direct sales employees as well as outside sales representatives and distributors.  Our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions.  Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers' decision makers throughout the product development and order process.

As of the end of fiscal 2015, we employed 341 sales and marketing professionals.  We maintain ten customer support offices domestically and internationally, which are located in the United States, Taiwan, China, India, Korea, Japan, and Europe.  In addition, we utilize value added resellers and sales distributors in China, Japan, and Taiwan.

International sales constituted over 86% of our revenue for each of fiscal 2015, 2014, and 2013.   Approximately 79% of our sales were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with note 13 to the consolidated financial statements contained elsewhere in this report.

Manufacturing

We employ a virtual manufacturing platform through third-party relationships.  We currently utilize a few semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications.  The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solution.

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

We diversify our production capacity through third-party relationships, thereby strengthening our virtual manufacturing platform.  We believe our virtual manufacturing strategy provides a scalable business model, enables us to concentrate on our core competencies of research and development, technological advances, and product design and engineering, and reduces our capital investment.

Our third-party contract manufacturers and semiconductor fabricators are Asian-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  Our reliance on these parties exposes us to vulnerability owing to our dependence on few sources of supply.  We believe, however, that other sources of supply are available.  In addition, we may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.

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

Backlog

As of the end of fiscal 2015, we had a backlog of orders of $159.0 million, an increase of $26.7 million compared with a backlog of orders as of the end of fiscal 2014 of $132.3 million.  The mix of products ordered by customers at the end of fiscal 2015 had a slightly higher average selling price than those ordered at the end of fiscal 2014 and the quantity on backlog was also higher which was primarily  due to our new display driver business which was acquired in fiscal 2015.  Our backlog consists of product orders for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter.  Most orders are subject to rescheduling or cancellation with limited penalties.  Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Competition

Our touch, display and finger-based semiconductor products are sold into markets for mobile applications products, PC product applications and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Atmel, Elan Microelectronics, Focaltech Systems, Goodix, Melfas, Parade Technologies, STMicroelectronics and various other companies involved in human interface semiconductor product solutions.  Our principal competitors in the sale of notebook touch pads are Alps Electric and Elan

Microelectronics.  Our principal competitors in the sale of display driver products for the mobile and PC product applications markets include Himax Technologies, Novatek Microelectronics and Focaltech.  Our principal competitors in the sale of fingerprint authentication solutions for the mobile and PC product applications markets are Cypress Semiconductor, Egis Technology, Fingerprint Cards, Goodix, IDEX, NEXT Biometrics, Silead and Qualcomm.  In certain cases, large OEMs may acquire a competing technology, develop alternative human interface semiconductor product solutions for their own products or provide alternative key components for use in designing human interface semiconductor product solutions.

We believe our solutions-based systems and engineering experience, coupled with our technologies, offer benefits in terms of size, power consumption, durability, ease of use, cost effectiveness, and reliability when compared to our competitors and other technologies.  While our markets continue to evolve, we believe we are well positioned to compete aggressively for this business based on our proven track record, our technological expertise, our marquee global customer base, our technology roadmap, and our reputation for design innovation.  Our competitive position could be adversely affected if one or more of our current OEMs reduce their orders or if we are unable to develop new customers for our human interface semiconductor product solutions.

Employees

As of the end of fiscal 2015, we employed a total of 1,789 persons, including 221 in operations, finance, and administration; 341 in sales and marketing; and 1,227 in research and development.  Of these employees, 728 were located in North America, 1,053 in Asia/Pacific, and 8 in Europe.  We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

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

The Working Capital Holdback as adjusted for additional purchase consideration was settled in the three months ended March 31, 2015 for a total of ¥5.78 billion (or $48.6 million). The Indemnification Holdback is included in acquisition-related liabilities in the current liabilities section of the condensed consolidated balance sheet. The RSP Acquisition has been accounted for as a business combination and the results of RSP’s operations have been included in our consolidated financial statements since the Closing Date. Under the terms of the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire Closing Date inventory held by REL. This inventory purchase obligation was settled in the three months ended December 31, 2014 for approximately $115 million.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 14, 2015:

Name	Age	Position
Richard A. Bergman	51	President and Chief Executive Officer, and Director
Wajid Ali	42	Senior Vice President and Chief Financial Officer
Kevin D. Barber	55	Senior Vice President and General Manager, Smart Display Division
Scott Deutsch	50	Senior Vice President, Worldwide Sales
Ritu Favre	46	Senior Vice President and General Manager, Biometrics Product Division
John McFarland	48	Senior Vice President, General Counsel and Secretary
Bret C. Sewell	54	Senior Vice President, Marketing and Business Development
Huibert Verhoeven	47	Senior Vice President and General Manager, Human Interface Systems Division
Alex Wong	60	Senior Vice President, Worldwide Operations

Richard A. Bergman has been President and Chief Executive Officer of our company since September 2011.  Prior to joining our company, Mr. Bergman was Senior Vice President and General Manager of Advanced Micro Devices (“AMD”) Product Group from May 2009 to September 2011.  From October 2006 to May 2009, Mr. Bergman served as Senior Vice President and General Manager of AMD’s Graphics Product Group.  Mr. Bergman’s career at AMD began in October 2006 when AMD acquired ATI Technologies (“ATI”), where he served as Senior Vice President and General Manager of the PC Group. Prior to ATI, Mr. Bergman served as Chief Operating Officer at S3 Graphics, a division of SonicBlue Inc. Mr. Bergman has held senior level management positions in the technology field since his early roles at Texas Instruments, Inc. and IBM. Mr. Bergman is a member of the Board of Directors and a member of the Compensation Committee of Maxwell Technologies, a developer and manufacturer of energy storage and power delivery solutions.  Mr. Bergman holds a Bachelor of Science degree in Electrical Engineering from the University of Michigan and a Master’s degree in Business Administration from the University of Colorado.

Wajid Ali has been Senior Vice President and Chief Financial Officer of our company since May 2015.  Prior to joining our company, Mr. Ali was Vice President and Controller of Teledyne from 2012 to 2015, after previously serving as Vice President and Chief Financial Officer of Teledyne DALSA, Inc., a Teledyne Technologies subsidiary from 2011 to 2012, and as Chief Financial Officer of Teledyne DALSA’s predecessor, DALSA Corporation, a public semiconductor company, from 2007 to 2011.  Mr. Ali also held various key financial management positions at ATI Technologies prior to its acquisition by Advanced Micro Devices (“AMD”), after which Mr. Ali held a key financial management position at AMD.  Mr. Ali holds a Bachelor of Arts and a Master of Arts in Economics from York University, a Masters of Business Administration from the Schulich School of Business, York University, and a CPA, CMA designation from the Chartered Professional Accountants of Ontario, Canada.

Kevin D. Barber has been Senior Vice President and General Manager of the Smart Display Division of our company since January 2011.  Prior to joining our company, Mr. Barber was the Chief Executive Officer of ACCO Semiconductor from 2008 to 2010. From 2007 to 2008, Mr. Barber served as a principal consultant at PRTM focused on the electronics industry. Mr. Barber was Senior Vice President, General Manager of the Mobile Solutions business at Skyworks Solutions from 2003 to 2006 where he was responsible for delivering innovative RF products to the mobile industry. Mr. Barber was Senior Vice President of Operations at Skyworks Solutions from 2002 to 2003 and Conexant Systems from 2001 to 2002. Previously, Mr. Barber held various senior operations positions at Conexant Systems and Rockwell Semiconductor. Mr. Barber holds a Bachelor of Science degree in Electrical Engineering from San Diego State University and a Master’s degree in Business Administration from Pepperdine University.

Scott Deutsch has been Senior Vice President of Worldwide Sales of our company since January 2013. Prior to joining our company, Mr. Deutsch served as Vice President of Worldwide Sales for AuthenTec from 2010 to 2012.  Mr. Deutsch held positions as the Vice President of Worldwide Sales at Alereon from 2008 to 2009 and Vice President of Sales and Marketing for SanDisk’s OEM Consumer Products Division from 2004 to 2008.  Earlier in his career, Mr. Deutsch was the Director of Sales for the Western U.S. with MMC Networks.  Before joining MMC Networks, Mr. Deutsch spent eight years at Cypress Semiconductor in various sales and management roles. Mr. Deutsch holds a Bachelor of Science degree in Electrical Engineering from Fresno State University.

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

Bret C. Sewell has been Senior Vice President of Marketing and Business Development of our company since May 2012.  Prior to joining our company, Mr. Sewell served as Executive Vice President at Coulomb Technologies from 2010 to 2011, and served as Chief Executive Officer of Venturi Wireless and Kiwi Networks from 2005 to 2007, and 2003 to 2004, respectively. After SnapTrack’s acquisition by Qualcomm, he served as President of Qualcomm’s SnapTrack subsidiary and Senior Vice President in Qualcomm’s semiconductor division. Earlier in his career, Mr. Sewell served as general manager for the Asia Pacific divisions of Octel Communications and Aspect Telecommunications.  Mr. Sewell holds a Master’s degree in Business Administration from the Wharton School of the University of Pennsylvania, a Master’s of Arts degree in International Studies from the University of Pennsylvania, and a Bachelor of Arts degree in Biological Anthropology from Harvard University.

Huibert Verhoeven has been Senior Vice President and General Manager of the Human Interface Systems Division of our company since August 2014.  Prior to joining our company, Mr. Verhoeven was Vice President and General Manager of the Flash Components Division at LSI Corporation from 2013 to 2014. Mr. Verhoeven served as the Vice President and General Manager of the Mixed Signal Systems group for Intersil Corporation from 2008 to 2013. Prior to Intersil, Mr. Verhoeven held design engineering and design management positions at National Semiconductor Corporation.  Mr. Verhoeven holds a Doctor of Philosophy and a Master’s of Science in Electrical Engineering from Delft University, The Netherlands.

Alex Wong has been Senior Vice President of Worldwide Operations of our company since July 2010.  Mr. Wong served as Vice President of Worldwide Operations of our company from September 2006 to July 2010.  From 2003 to 2006, Mr. Wong served our company as Managing Director of Hong Kong and Director of Operations.  Prior to joining our company, Mr. Wong held various management positions with National Semiconductor Corporation, including General Manager for National Joint Ventures in China and Hong Kong and Director of Corporate Business Development.  Mr. Wong holds a Bachelor of Science degree in Computer Science from California State University at Northridge and a Master’s degree in Business Administration from the University of East Asia, Macau.

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

We currently depend on our human interface solutions for the mobile product applications market and the PC product applications market for substantially all of our revenue. Any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.  Similarly, a softening of demand in the smartphone market, the tablet market, or the notebook portion of the PC product applications market, or a slowdown of growth in the mobile product applications market because of consumer preferences, the emergence of applications not including our solutions, or other factors would cause our business, operating results, and financial position to suffer.

Net revenue from our human interface solutions for mobile product applications has been volatile in the past, and may not increase or be less volatile in the future.

Net revenue from our human interface solutions for mobile product applications, particularly smartphones has been volatile in the past.  Our net revenue from our human interface solutions for mobile product applications may not increase or be less volatile in the future.  Net revenue from our human interface solutions for mobile product applications was $1,442.1 million for fiscal 2015, $689.9 million for fiscal 2014, and $424.1 million for fiscal 2013.  Our interface business for mobile product applications faces many uncertainties, including our success in enhancing our position in evolving markets dominated by a limited number of OEMs, and market acceptance of our product solutions over competitive product solutions.  Our inability to address these uncertainties successfully would negatively affect our business.

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

We do not sell any products to end users and we do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our human interface solutions.  Instead, we design various human interface solutions that our OEM customers incorporate into their products, and we depend on such OEM customers to successfully manufacture and distribute products incorporating our solutions and to generate consumer demand through marketing and promotional activities.  As a result of this, our success depends almost entirely upon the widespread market acceptance of our OEM customers’ products that incorporate our human interface solutions.  Even if our technologies successfully meet our customers' price and performance goals, our sales would decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our human interface solutions

We must maintain our relationships with our existing customers, particularly with the leading notebook computer OEMs, and expand our relationships with smartphone and tablet OEMs. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead, to issue purchase orders that they can cancel, reduce, or delay at any time.  In order to meet the expectations of our customers, we must provide innovative human interface solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals.  If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected.  Sales to Samsung Display and its affiliates, Sanshin, Sharp, and Fuhrmeister Electronics accounted for 10% or more of our net revenue in fiscal 2015.  Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition and business.

We sell to contract manufacturers that serve our OEM customers.  Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and operating results.  The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for our solutions from new customers.  Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer.  Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our operating results.

We depend on our contract manufacturers and semiconductor fabricators to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Taiwan, and Thailand.  We provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We do not, however, have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins.  Although we have been able to obtain increased production capacity from our third-party contract manufacturers in the past, there is no guarantee that our contract manufacturers will be able to increase production capacity to meet customer demands in the future.  Our contract manufacturers also serve other customers, a number of which have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs or disrupt our supplies.  The loss of relationships with our contract manufacturers or assemblers, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and adversely affect our operating results.

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

We provide human interface solutions that are incorporated by OEMs into the products they sell.  OEMs make the determination during their product development programs whether to incorporate our solutions or pursue other alternatives.  This process requires us to make significant investments of time and resources in the design of human interface solutions well before our customers introduce their products incorporating these interfaces, and before we can be sure that we will generate any significant sales to our customers or even recover our investment.  During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements, or that our products will be replaced by competitive products or alternative technological solutions.  Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts.  The occurrence of any of these events could cause sales to not materialize, be deferred, or be cancelled, which would adversely affect our operating results.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies.  This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.  Depressed economic conditions, a slowdown in the PC or mobile product applications markets, the emergence of new products not including our product solutions, rapid changes in the smartphone market and competitive pressures may result in lower demand for our product solutions, and reduced unit margins.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control.  These factors include the following:

•	our success in designing and introducing new human interface solutions, including those implementing new technologies;
•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new and existing products;
•	our ability to meet our customers’ requirements for low power consumption, ease of use, reliability, durability, and small form factor;

•	our ability to meet our customers’ price and performance requirements;
•	the quality of our customer service and support;
•	the rate at which customers incorporate our human interface solutions into their own products;
•	product or technology introductions by our competitors; and
•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.

If we do not keep pace with technological innovations, our products may not remain competitive and our revenue and operating results may suffer.

We operate in rapidly changing highly competitive markets. Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions.  Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets.  Therefore, we will be required to expend substantial funds for and commit significant resources to enhancing and developing new technology which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential human interface solutions.

Our research and development efforts with respect to new technologies may not result in customer or market acceptance.  Some or all of those technologies may not successfully make the transition from the research and development stage to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors.  Even if we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including difficulties with other suppliers of components for the products, superior technologies developed by our competitors and unfavorable comparisons of our solutions with these technologies, price considerations and lack of anticipated or actual market demand for the products.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new human interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences.  Our success in maintaining existing customers and attracting new customers, and developing new business depends on various factors, including the following:

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

Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by contract manufacturers and semiconductor fabricators.  We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland, and Taiwan.  These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

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

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2015, approximately 11% of our costs were denominated in non-U.S. currencies, including Armenian dram, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products, and therefore some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited.  Confidentiality and non-disclosure agreements which are in place may not be adequate to protect our proprietary technologies or may be breached by other parties. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention assignment agreements.  Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products, or may use our technologies and products competitively and without appropriate limitations. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Other companies, including our competitors, may independently develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our technologies and products.

We are currently pursuing litigation to enforce our intellectual property rights and, in the future, we may need to file other lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others.  This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

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

We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months from the date of delivery.  Despite testing by us and our customers, defects may be found in existing or new products.  Manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance.  Additionally, defects could result in financial or other damages to our customers, causing us to incur significant warranty, support, and repair costs, and diverting the attention of our engineering personnel from key product development efforts.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We expect to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise create growth opportunities.  We acquired Validity in fiscal 2014 and acquired RSP in the second quarter of fiscal 2015. We cannot accurately predict the timing, size, and success of any future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria.  Acquisitions may also become more difficult in the future as we or others acquire the most attractive candidates.  Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.  If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

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

To remain competitive, we must continue to make significant investments in research and development, marketing, and business development.  Our failure to sufficiently increase our net revenue to offset these increased costs would adversely affect our operating results.

From time to time, we may seek additional equity or debt financing to provide for funds required to expand our business, including through acquisitions.  We cannot predict the timing or amount of any such requirements at this time.  If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer.  If obtained, the financing itself carries risks including the following:  (i) debt financing increases expenses and must be repaid regardless of operating results; and (ii) equity financing, including the issuance of additional shares in connection with acquisitions, could result in dilution to existing stockholders and could adversely affect the price of our common stock.

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under the Credit Agreement and other indebtedness we may incur from time to time.

We have incurred a significant amount of indebtedness in connection with the RSP Acquisition. Our current and long-term bank debt incurred in connection with the close of the RSP Acquisition was approximately $250.0 million, and we have $50.0 million of undrawn availability in the revolving credit facility under the Credit Agreement. As of June 30, 2015, our current and long-term bank debt outstanding is $246.3 million.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under the Credit Agreement or our other outstanding debt from time to time;
•

risking an event of default if we fail to comply with the financial and other covenants contained in the Credit Agreement, which could result in all of our bank debt becoming immediately due and payable and could permit the lenders under the Credit Agreement to foreclose on the assets securing such debt;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the debt incurred under the Credit Agreement;
•

reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

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

The Credit Agreement includes certain covenants that limit (subject to certain exceptions) our ability to, among other things, (i) incur or guarantee additional indebtedness; (ii) incur or suffer to exist liens securing indebtedness; (iii) make investments; (iv) consolidate, merge or transfer all or substantially all of our assets; (v) sell assets; (vi) pay dividends or other distributions on, redeem or repurchase capital stock; (vii) enter into transactions with affiliates; (viii) amend, modify, prepay or redeem subordinated indebtedness; (ix) enter into certain restrictive agreements; (x) engage in a new line of business; and (xi) enter into sale leaseback transactions. In addition, the Credit Agreement contains financial covenants that (i) restrict the amount of capital expenditures that may be made in any fiscal year, (ii) require the ratio of the amount of our consolidated total indebtedness to consolidated EBITDA to be less than certain maximum ratio levels, and (iii) require the ratio of the amount of our consolidated EBITDA to consolidated interest expense to be greater than a certain minimum ratio level.

If we violate these covenants and are unable to obtain waivers, our debt under the Credit Agreement would be in default and could be accelerated, and could permit, in the case of secured debt, the lenders to foreclose on our assets securing the Credit Agreement. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Cash expenditures and capital commitments associated with the RSP Acquisition may decrease our liquidity.

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. Although we have incurred and may continue to incur significant transaction expenses and have committed a significant amount of cash on hand to cover the purchase price for the RSP Acquisition, we believe that cash flow from operating activities, coupled with the remaining cash on hand and cash equivalents and funds from external borrowings, will be adequate to operate our business and otherwise satisfy our capital needs. However, to the extent that results or events differ or transaction expenses exceed projections or business plans, our liquidity may be adversely affected. If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our long term objectives. There can be no assurance that such equity or borrowings will be available, or if available, will be at rates or prices acceptable to us.

If we are unable to maintain effective internal control over our financial reporting, we may incur significant expenses to remediate internal control deficiencies, lose investor confidence and our share price may decline.

We are subject to rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires us to include in our quarterly and annual reports on Forms 10-Q and 10-K, our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. These rules allow us to exclude the internal controls of RSP during our first year of acquisition.  We have since concluded that our internal control over financial reporting, excluding RSP, is effective, however, we need to successfully integrate RSP into our internal control over financial reporting, maintain our existing processes and systems and adapt such processes and systems as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with SOX is expensive, time-consuming and requires significant management attention. We cannot be certain that we will be able to maintain adequate and effective internal controls over our financial processes and reporting and ensure compliance with SOX and SEC rules. Furthermore, as we grow our company or acquire other companies, our internal controls may become more complex and may require significantly more resources to ensure they remain effective.  Failure to comply with SOX and SEC rules, including a delay in or failure to successfully integrate new businesses into our internal control over financial reporting, a failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could harm our operating results or cause us to not meet our reporting obligations. If we or our auditors identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. Remediation of a material weakness could require us to incur significant expense and expend significant management attention.  Failure to remedy any material weakness could result in inaccurate financial statements, an inability for the company to report our financial results on a timely and accurate basis, a loss in investor confidence, decline in the trading price of our common stock, restriction on access to worldwide capital markets, and sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Select Market.

Repatriation of our foreign earnings to the United States or changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business.

Changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business. We consider the undistributed operating earnings of certain foreign subsidiaries of approximately $713.0 million as of the end of fiscal

2015, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of these undistributed operating earnings.  Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate.  If we do need to access our foreign subsidiaries’ undistributed earnings for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, which would adversely impact our financial position and results of operations.  Additionally, if changes to tax laws or Tax Court decisions invalidate existing tax laws or regulations upon which we have relied, this could adversely impact our financial position and results of operations.

Currently our investments in auction rate securities, or ARS investments, are not liquid, and we may lose some or all of our principal invested, or may be required to further reduce the carrying value if the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover.

We ended fiscal 2015 with $19.1 million invested in ARS investments for which the auctions have failed and our investments are not liquid.  The carrying value of these investments was $15.8 million, reflecting $11.2 million of other-than-temporary impairment, partially offset by $7.9 million of unrealized recovery.  If the issuers are not able to meet their payment obligations or if we sell our ARS investments before they recover, we may lose some or all of the principal invested or may be required to further reduce the carrying value.  This would adversely affect our financial position, operating results, and cash flows.

We face risks associated with security breaches or cyber attacks.

We face risks associated with security breaches or cyber attacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following:  expenses to rectify the consequences of the security breach or cyber attack; liability for stolen assets or information; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; and damage to our reputation.  In addition, any compromise of security from a security breach or cyber attack could deter customers or business partners from entering into transactions that involve providing confidential information to us.  As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

We expect to incur additional expenses in complying with corporate governance and public disclosure requirements.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including SEC regulations and Nasdaq Global Select Market rules, create uncertainty and increased expenses for companies such as ours.  New or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  We expect these efforts to require the continued commitment of significant resources.

During the third quarter of calendar year 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank.  These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries.  Compliance with these rules is likely to result in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, and remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts.  These rules may also affect the sourcing and availability of minerals used in the manufacture of our products as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products.  There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices.

In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.

Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel.  Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our success depends on our continued ability to attract, hire, motivate, and retain qualified personnel and our share-based compensation award programs provide us with a competitive compensatory tool for this purpose.  The continued use of our share-based compensation program is necessary for us to compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs.  In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash elements of our compensation program to account for this disadvantage.

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

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when such attempts may be in the best interests of our stockholders.  Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock.  Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”  Our certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the election.  The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors.  Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships.  A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships, thereby increasing the difficulty of, or delaying a third party’s efforts in, replacing a majority of directors.

The market price of our common stock has been and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly results;
•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•	changes in financial estimates by industry or securities analysts or our failure to meet such estimates;
•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers, or our competitors;
•	announcements of technological innovations by us, our competitors, or our customers;
•	introductions of new products or new pricing policies by us, our competitors, or our customers;

•	acquisitions or strategic alliances by us, or our competitors, or our customers;
•	recruitment or departure of key personnel;
•	the gain or loss of significant orders;
•	the gain or loss of significant customers;
•	market conditions in our industry, the industries of our customers, and the economy as a whole;
•	short positions held by investors;
•	new federal and state laws and regulations affecting our industry; and
•

general financial market conditions or occurrences, including market volatility resulting from geopolitical risks, acts of war, terrorist attacks, cybersecurity attacks, financial market technological glitches and interruptions of trading activity.

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

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we own approximately 241,000 square feet of facilities.  We also have research and development functions in leased offices in New York, Arizona, Texas, Idaho, and Georgia. Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions.  We have leased facilities with logistics operations in Hong Kong and Japan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland and Taiwan, and leased facilities with engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland and Taiwan.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information on Common Stock

Our common stock has been listed on the Nasdaq Global Select Market (formerly on the Nasdaq National Market) under the symbol "SYNA" since January 29, 2002.  Prior to that time, there was no public market for our common stock.  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on the Nasdaq Global Select Market.

	High	Low
Fiscal 2015:
First quarter	$93.27	$71.06
Second quarter	$77.25	$59.02
Third quarter	$86.27	$58.22
Fourth quarter	$102.50	$78.82

Fiscal 2014:
First quarter	$45.84	$37.87
Second quarter	$56.50	$43.06
Third quarter	$67.11	$48.62
Fourth quarter	$91.50	$55.46

Stockholders

As of August 14, 2015, there were approximately 160 holders of record of our common stock.  The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 14, 2015 was $72.57.

Dividends

We have never declared or paid cash dividends on our common stock.  We currently plan to retain all earnings to finance the growth of our business, make our debt payments, or purchase shares under our common stock repurchase program.  Payments of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements, as well as other factors deemed relevant by our Board of Directors.

Our credit agreement entered into pursuant to the RSP Acquisition also places restrictions on the payment of any dividends.

Issuer Purchases of Equity Securities

From April 2005 through July 2015, our Board of Directors cumulatively authorized $850.0 million for our common stock repurchase program, which expires in July 2017.  As of July 31, 2015, the remaining amount authorized for the repurchase of our common stock is $198.3 million.  Repurchases under the stock repurchase program during the three-month period ended June 27, 2015 were as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 29, 2015 - April 25, 2015	—			$88,978,000
April 26, 2015 - May 23, 2015	125,882	$84.86	125,882	78,295,000
May 24, 2015 - June 27, 2015	—			78,295,000
Total	125,882

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2015 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Philadelphia Semiconductor Index.  The graph assumes an investment of $100 on June 30, 2010.  The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Philadelphia Semiconductor Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2015.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  Fiscal 2012 was a 53-week period and the other fiscal years presented were 52-week periods.  Our past results of operations are not necessarily indicative of our future results of operations.  You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenue	$1,703.0	$947.5	$663.6	$548.2	$598.5
Cost of revenue	1,124.3	511.4	337.8	292.7	352.5
Gross margin	578.7	436.1	325.8	255.5	246.0
Operating expenses:
Research and development	293.2	192.7	144.7	118.0	105.0
Selling, general, and administrative	127.9	100.0	79.6	70.0	68.5
Acquired intangibles amortization	14.2	1.0	1.0	—	—
Change in contingent consideration	(18.8)	69.9	1.3	—	—
Gain on sale of property and equipment	—	—	(1.5)	—	—
Total operating expenses	416.5	363.6	225.1	188.0	173.5
Operating income	162.2	72.5	100.7	67.5	72.5
Interest income	1.6	2.0	1.0	0.9	0.9
Interest expense	(3.8)	—	—	—	—
Impairment recovery on investments, net	0.2	—	—	0.1	0.1
Income before provision for income taxes	160.2	74.5	101.7	68.5	73.5
Provision for income taxes	49.8	27.8	2.8	14.4	9.7
Net income	$110.4	$46.7	$98.9	$54.1	$63.8

Net income per share:
Basic	$2.99	$1.34	$3.03	$1.64	$1.87
Diluted	$2.84	$1.26	$2.89	$1.57	$1.80
Shares used in computing net income per share:
Basic	36.9	34.8	32.7	33.0	34.0
Diluted	38.9	37.1	34.2	34.4	35.5

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$399.9	$447.2	$355.3	$305.0	$247.2
Working capital	469.3	488.1	410.8	340.6	281.4
Total assets	1,519.4	1,020.3	691.3	541.5	456.2
Long-term debt	231.1	—	2.3	2.3	2.3
Treasury shares, at cost	651.7	530.4	460.2	413.9	352.1
Total stockholders' equity	793.1	701.2	521.9	396.8	340.0

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

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  Our net revenue increased from $598.5 million for fiscal 2011 to $1,703.0 million for fiscal 2015, representing a compound annual growth rate of approximately 30%.  For fiscal 2011, we derived 48.3% of our net revenue from the personal computer market and 51.7% of our net revenue from the mobile product applications market.  For fiscal 2015, revenue from the personal computer market accounted for 15.3% of our net revenue and revenue from the mobile product applications market accounted for 84.7% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia.  With our expanding global presence, including offices in Armenia, China, Finland, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories.  This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements.  We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days.  However, we do not have any long-term supply contracts with any of our contract manufacturers.  We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products.  Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements, manufacturing, assembly, and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel.  Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

Our gross margin generally reflects the combination of the added value we bring to our OEM customers' products in meeting their custom design requirements and the impact of our ongoing cost-improvement programs.  These cost-improvement programs include reducing materials and component costs, and implementing design and process improvements.  Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs.  As a result, new product introductions may initially negatively impact our gross margin.

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products.  These expenses have generally increased, reflecting our continuing commitment to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives' commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities.  These expenses have generally increased, primarily reflecting incremental staffing and related support costs associated with our business acquisitions, increased business levels, growth in our existing markets, and penetration into new markets.

Acquired intangibles amortization is the amortization of the cost of our acquired intangible assets related to customer relationships and patents which are amortized over their estimated useful lives of two to five years.

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian Corporation, or Pacinian, and Validity Sensors, Inc., or Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Under these earn-out arrangements, upon satisfaction of certain financial metrics and other conditions going forward, additional cash will be delivered to the former Pacinian stockholders and former Validity stockholders and option holders. Accordingly, we anticipate that changes in the fair value of the contingent consideration in future accounting periods could result in volatility in our operating results due to changes in our estimates of the timing and the number of qualifying units expected to be sold during the earn-out period, the degree of success of current and future projects incorporating the developed technology of Pacinian and/or Validity, and changes in the discount rates used to determine the fair value of the contingent consideration liabilities over time.

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

During the fiscal year ended June 30, 2015, we made purchase price allocation adjustments to provisional amounts recorded during the measurement period, including a $9.7 million decrease to intangible assets, a $9.0 million increase to current deferred tax assets, a $2.8 million decrease to deferred tax liability, and an $8.2 million decrease to goodwill.  The changes to intangible assets caused us to change our amortization expense retroactively to the previously reported numbers for the three months ended December 31, 2014, by reducing the amortization to intangible assets recorded in selling, general, and administrative expenses by $1.5 million and increasing the provision for income taxes by $0.5 million.

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

Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; and changes in expected cash flows.  We do not intend to sell our investments, and it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost basis.  Temporary declines in fair value are recorded as charges to accumulated other comprehensive income in the equity section of our balance sheet, while other-than-temporary declines in fair value are bifurcated between credit losses, which are charged to earnings, and noncredit losses which, depending on facts and circumstances may be charged to other comprehensive income or earnings.

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

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order.  In those circumstances, we record a write-down, if necessary, to reduce the carrying value of the inventory purchased to its net realizable value.  The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up.  We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.

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

Share-Based Compensation Costs

We account for employee share-based compensation costs in accordance with relevant accounting standards.  We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our share-based awards.  The expected life for our options was previously estimated based on historical trends since our initial public offering.  In fiscal 2011, we began to grant options with a contractual life of seven years rather than ten years, and we began using the simplified method to establish the expected life as we did not have any history of options with seven-year lives.  In fiscal 2013, we began to grant options that vest over a three-year period rather than a four-year period, and we continue to use the simplified method to establish the expected life as we have a limited history of options that vest over a three-year period.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  Estimated forfeitures for share-based awards that are not expected to vest are estimated based on historical trends since our initial public offering.  We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is now generally three years for our stock options, DSUs, MSUs and up to two years for our employee stock purchase plan.

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

Income Taxes

We recognize federal, foreign, and state current tax liabilities or assets based on our estimate of taxes payable or refundable in the then current fiscal year for each tax jurisdiction.  We also recognize federal, foreign, and state deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carryforwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and our judgment, are not expected to be realized.  If our assumptions, and consequently our estimates, change in the future, the valuation allowance we established for our deferred tax assets may change, which could impact income tax expense.

We use a two-step approach to recognizing and measuring the tax benefits related to uncertain tax positions.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority.  The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws.  Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, result of operations, or cash flows.  We believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties.  However, our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation.  Accordingly, our effective tax rate could fluctuate materially from period to period.

We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States.  Accordingly, no provision has been made for the U.S. federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, DSUs, and MSUs, but we cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with qualified stock options (incentive stock options and employee stock purchase plan shares).  For qualified stock options, we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases.  As a result, our future quarterly and annual effective tax rates may be subject to greater volatility and, consequently, our ability to estimate reasonably our future quarterly and annual effective tax rates is greatly diminished.

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2015, 2014, and 2013, along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2015 (1) (2)	2014 (1)	$ Change	% Change	2014 (1)	2013	$ Change	% Change
Mobile product applications	$1,442.1	$689.8	$752.3	109.1%	$689.8	$424.1	$265.7	62.7%
PC product applications	260.9	257.7	3.2	1.2%	257.7	239.5	18.2	7.6%
Net revenue	1,703.0	947.5	755.5	79.7%	947.5	663.6	283.9	42.8%
Gross margin	578.7	436.1	142.6	32.7%	436.1	325.8	110.3	33.9%
Operating expenses:
Research and development	293.2	192.7	100.5	52.2%	192.7	144.7	48.0	33.2%
Selling, general, and administrative	127.9	100.0	27.9	27.9%	100.0	79.6	20.4	25.6%
Acquired intangibles amortization	14.2	1.0	13.2	1320.0%	1.0	1.0	—	—
Change in contingent consideration	(18.8)	69.9	(88.7)	(126.9%)	69.9	1.3	68.6	5276.9%
Gain on sale of property and equipment	—	—	—	nm(3)	—	(1.5)	1.5	(100.0%)
Operating income	162.2	72.5	89.7	123.7%	72.5	100.7	(28.2)	(28.0%)

Interest and other income, net	1.8	2.0	(0.2)	(10.0%)	2.0	1.0	1.0	100.0%
Interest expense	(3.8)	—	(3.8)	nm(3)	—	—	—	nm(3)
Income before provision for income taxes	160.2	74.5	85.7	115.0%	74.5	101.7	(27.2)	(26.7%)
Provision for income taxes(4)	49.8	27.8	22.0	79.1%	27.8	2.8	25.0	892.9%
Net income	$110.4	$46.7	$63.7	136.4%	$46.7	$98.9	$(52.2)	(52.8%)

(1)	Includes the post-acquisition results of operations from Validity, acquired on November 7, 2013.
(2)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).
(3)	Not meaningful.
(4)

The GAAP provision for income taxes for fiscal 2015 is higher than reported in our July 30, 2015 earnings release and reflects the post-acquisition tax provision impact of the completion of purchase price allocation adjustments to provisional amounts recorded during the measurement period for our acquisition of RSP.

The following sets forth certain of our consolidated statements of income data as a percentage of net revenues for fiscal 2015, 2014, and 2013:

			Percentage			Percentage
			Point			Point
			Increase			Increase
	2015 (1) (2)	2014 (1)	(Decrease)	2014 (1)	2013	(Decrease)
Mobile product applications	84.7%	72.8%	11.9%	72.8%	63.9%	8.9%
PC product applications	15.3%	27.2%	(11.9%)	27.2%	36.1%	(8.9%)
Net revenue	100.0%	100.0%		100.0%	100.0%
Gross margin	34.0%	46.0%	(12.0%)	46.0%	49.1%	(3.1%)

Operating expenses:
Research and development	17.2%	20.3%	(3.1%)	20.3%	21.8%	(1.5%)
Selling, general, and administrative	7.5%	10.6%	(3.1%)	10.6%	12.0%	(1.4%)
Acquired intangibles amortization	0.8%	0.1%	0.7%	0.1%	0.2%	(0.1%)
Change in contingent consideration	(1.1%)	7.4%	(8.5%)	7.4%	0.2%	7.2%
Operating income	9.5%	7.7%	1.8%	7.7%	15.2%	(7.5%)
Income before provision for income taxes	9.4%	7.9%	1.5%	7.9%	15.3%	(7.4%)
Provision for income taxes	2.9%	2.9%	0.0%	2.9%	0.4%	2.5%
Net income	6.5%	4.9%	1.6%	4.9%	14.9%	(10.0%)

(1)	Includes the post-acquisition results of operations from Validity, acquired on November 7, 2013.
(2)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).

Fiscal 2015 Compared with Fiscal 2014

Net Revenue.

Net revenue was $1,703.0 million for fiscal 2015 compared with $947.5 million for fiscal 2014, an increase of $755.5 million, or 79.7%.  Of our fiscal 2015 net revenue, $1,442.1 million, or 84.7%, of net revenue was from the mobile product applications market and $260.9 million, or 15.3%, of net revenue was from the PC product applications market.  The overall increase in net revenue for fiscal 2015 was attributable to a $752.3 million, or 109.1%, increase in net revenue from mobile product applications, and an increase of $3.2 million, or 1.2%, in net revenue from PC product applications.  The increase in net revenue was driven by an increase in the units sold in the mobile product applications market, primarily reflecting substantial contributions from our acquisition of RSP’s display driver integrated circuit, or DDIC, products (which contributed $715.5 million). The increase in PC product applications was primarily a result of higher unit sales related to our biometrics products.

Based on industry estimates of unit shipments from calendar 2015 to 2016, the smartphone market is anticipated to increase approximately 9%, the notebook market is anticipated to decrease less than 1% and the tablet market is anticipated to increase approximately 2%.

Gross Margin.

Gross margin as a percentage of net revenue was 34.0%, or $578.7 million, for fiscal 2015 compared with 46.0%, or $436.1 million, for fiscal 2014.  The 1200 basis point decline in gross margin was primarily related to amortization of acquired intangibles recognized in the current year (430 basis points), as well as lower margins on our DDIC products.  The increased amortization of intangibles is related to the RSP and Validity acquisitions.

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

Operating Expenses.

Research and Development Expenses.  Research and development expenses increased $100.5 million, to $293.2 million, for fiscal 2015 compared with fiscal 2014.  The increase in research and development expenses primarily reflected (i) a $50.6 million increase in employee compensation and employment-related costs, resulting from a 52.8% increase in research and development headcount associated with the ongoing expansion of our product portfolio, including new employees related to the acquisition of RSP and annual compensation adjustments, (ii) a $14.3 million increase in infrastructure costs related to new facilities and information technology to support the additional staff, (iii) a $13.8 million increase in non-employee services, (iv) a $11.0 million increase in software license fees, and (v) a $7.5 million increase in supplies and project related costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $27.9 million, to $127.9 million, for fiscal 2015 compared with fiscal 2014.  The increase in selling, general, and administrative expenses primarily reflected (i) a $26.0 million increase in employee compensation and employment-related costs resulting from a 54.2% increase in selling, general, and administrative headcount, including new employees related to the RSP acquisition, and annual compensation adjustments, (ii) a $7.8 million increase in temporary employee services, and (iii) a $3.6 million increase in travel and related expenses, partially offset by $14.7 million foreign currency gains primarily related to the RSP acquisition.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See note 5 to the financial statements contained elsewhere in this report.

Change in Contingent Consideration. Our contingent consideration decreased $88.7 million for fiscal 2015 compared with fiscal 2014.  The decrease was primarily attributable to the decrease in the estimated fair value of the contingent consideration liability related to the Validity acquisition, which resulted from a decrease in expected unit sales of products embodying the Validity fingerprint sensor technology over the remaining earn-out period.

Operating Income.

We generated operating income of $162.2 million for fiscal 2015, an increase of $89.7 million compared with $72.5 million in fiscal 2014.  As discussed in the preceding paragraphs, the increase in operating income was primarily the result of a significant decrease in the change in contingent consideration, partially offset by increased operating leverage from the 79.7% increase in net revenue.

Non-Operating Income.

Interest and other income, net. Interest and other income, net was $1.8 million for fiscal 2015 compared with $2.0 million for fiscal 2014, resulting from a decrease in cash and cash equivalents.

Interest expense.  Interest expense represents interest on the $250.0 million in debt borrowed in conjunction with our acquisition of RSP in October 2014.  See note 5 and 7 to the financial statements contained elsewhere in this report.

Provision for Income Taxes.

The provision for income taxes was $49.8 million and $27.8 million for fiscal 2015 and 2014, respectively.  The income tax provision represented estimated U.S. federal, foreign, and state taxes for fiscal 2015 and 2014.  The effective tax rate for fiscal 2015 was approximately 31.1% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed at generally lower tax rates, nontaxable contingent consideration, and the benefit of research tax credits; partially offset by foreign withholding taxes, and net unrecognized tax benefits associated with qualified stock options.  The effective tax rate for fiscal 2014 was approximately 37.3% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed at generally lower tax rates, the resolution of an income tax audit, and the benefit of research tax credits; partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 returns would be subject to examination.  In May 2015, we received the Revenue Agent’s Report concluding this audit without any tax adjustment.  Our case, reviewed by the Joint Committee on Taxation, was concluded in the fourth quarter of fiscal 2015.

The Tax Increase Prevention Act, or the Act, which retroactively extended the federal research tax credit from January 1, 2014 through December 31, 2014 was enacted on December 19, 2014.  As such, we recognized six months of tax benefit from the federal research tax credit related to fiscal 2014 and another six months of federal research tax credit in the second quarter of fiscal 2015.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months and an estimate of the range of possible changes could result in a decrease of $1.3 million up to an increase of $2.2 million.

On March 31, 2015, Japan’s parliament approved legislation to reduce corporate income tax rates by 3.29 percentage points over the next two years.  As a result, the current combined national and local effective tax rate of 35.6% will be reduced to 32.3% over the next two years.  We have accounted for the impact of the tax rate change in the fourth quarter of our fiscal 2015.

In Altera Corporation v. Commissioner, the U.S. Tax Court invalidated a section of the Treasury Regulation that requires taxpayers to include stock compensation expense under a cost sharing agreement with related parties, whether or not using the grant date or exercise method to determine the value of stock options. We are currently reviewing the impact of this court decision.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $20.4 million, to $100.0 million, for fiscal 2014 compared with fiscal 2013.  The increase in selling, general, and administrative expenses primarily reflected (i) a $10.2 million increase in employee compensation and employment-related costs resulting from a 30.8% increase in selling, general, and administrative headcount, including new employees related to the Validity acquisition and annual compensation adjustments, (ii) a $5.2 million increase in professional fees, primarily associated with acquisition-related costs, (iii) a $4.1 million increase in temporary employee services, and (iv) a $2.6 million increase in travel and related expenses, partially offset by a $2.3 million decrease in share-based compensation.

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

Non-Operating Income.

Interest and other income, net.   Interest and other income, net was $2.0 million for fiscal 2014 compared with $1.0 million for fiscal 2013, resulting from increases in interest rates.

Provision for Income Taxes.

The provision for income taxes was $27.8 million and $2.8 million for fiscal 2014 and 2013, respectively.  The income tax provision represented estimated U.S. federal, foreign, and state taxes for fiscal 2014 and 2013.  The effective tax rate for fiscal 2014 was approximately 37.3% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed at generally lower tax rates, and the benefit of research tax credits; partially offset by foreign withholding taxes, nondeductible contingent consideration, and net unrecognized tax benefits associated with qualified stock options.  The effective tax rate for fiscal 2013 was approximately 2.8% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed at generally lower tax rates, the resolution of an income tax audit, and the benefit of research tax credits; partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2015.  The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented.  Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in millions, except per share amounts) (unaudited)	June 2015 (1) (2)	March 2015 (1) (2)	December 2014 (1) (2)	September 2014 (1)	June 2014 (1)	March 2014 (1)	December 2013 (1)	September 2013
Net revenue	$478.9	$477.6	$463.7	$282.8	$314.9	$204.3	$205.7	$222.6
Cost of revenue	311.6	313.3	336.9	162.5	175.1	111.8	111.2	113.3
Gross margin	167.3	164.3	126.8	120.3	139.8	92.5	94.5	109.3
Operating expenses:
Research and development	79.7	78.7	77.3	57.5	56.9	49.4	45.9	40.5
Selling, general, and administrative	39.4	35.8	22.0	30.7	30.2	25.9	22.8	21.1
Acquired intangibles amortization	4.7	4.6	4.6	0.3	0.2	0.3	0.2	0.3
Change in contingent consideration	(0.5)	(6.7)	(7.1)	(4.5)	13.1	53.1	3.4	0.3
Total operating expenses	123.3	112.4	96.8	84.0	100.4	128.7	72.3	62.2
Operating income/(loss)	44.0	51.9	30.0	36.3	39.4	(36.2)	22.2	47.1
Interest and other income, net	0.4	0.3	0.5	0.6	0.6	0.5	0.5	0.4
Interest expense	(1.3)	(1.3)	(1.2)	—	—	—	—	—
Income/(loss) before income taxes	43.1	50.9	29.3	36.9	40.0	(35.7)	22.7	47.5
Provision for income taxes(3)	11.8	19.4	8.3	10.3	5.5	4.4	5.2	12.7
Net income/(loss)	$31.3	$31.5	$21.0	$26.6	$34.5	$(40.1)	$17.5	$34.8

Net income/(loss) per share:
Basic	$0.84	$0.86	$0.57	$0.72	$0.95	$(1.12)	$0.51	$1.05
Diluted	$0.80	$0.82	$0.55	$0.68	$0.89	$(1.12)	$0.48	$0.99

Shares used in computing net income/(loss) per share:
Basic	37.2	36.7	36.5	37.0	36.4	35.7	34.0	33.0
Diluted	39.0	38.5	38.2	39.2	38.8	35.7	36.1	35.0

(1)	Includes the post-acquisition results of operations from Validity, acquired on November 7, 2013.
(2)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).
(3)

The GAAP provision for income taxes for the three months ended June 2015 is higher than reported in our July 30, 2015 earnings release and reflects the post-acquisition tax provision impact of the completion of purchase price allocation adjustments to provisional amounts recorded during the measurement period for our acquisition of RSP.

Liquidity and Capital Resources

Our cash and cash equivalents, which exclude ARS investments, were $399.9 million as of the end of fiscal 2015 compared with $447.2 million as of the end of fiscal 2014, a decrease of $47.3 million. This decrease primarily reflected $204.1 million provided from operating cash flows, $245.4 million from proceeds from issuance of long-term debt, $49.1 million from the issuance of shares under our employee equity compensation programs, $12.8 million for excess tax benefit from share-based compensation, partially offset by $294.3 million used for a business acquisition, $121.3 million used to repurchase shares of our common stock, $51.9 million used for the purchase of property and equipment, which includes the renovation of one of the two new buildings we purchased in fiscal 2014 adjacent to our headquarters campus, and $16.0 million used for payroll taxes for deferred stock units.  We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings.  As of June 30, 2015, $278.4 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities.  For fiscal 2015, the $204.1 million in net cash provided by operating activities was primarily attributable to net income of $110.4 million plus adjustments for non-cash charges, including acquired intangibles amortization of $87.6 million, share-based compensation costs of $44.1 million, depreciation and amortization of $24.8 million, partially offset by other non-cash adjustments of $33.1 million, accretion and remeasurement of contingent consideration liability of $18.8 million, and a net change in operating assets and liabilities of $10.9 million.  The net change in operating assets and liabilities related primarily to the $51.5 million increase in inventory, partially offset by the $30.2 increase in accounts payable. Our days sales outstanding increased from 56 to 61 days from fiscal 2014 to fiscal 2015.  Our inventory turns remained consistent at eight in fiscal 2015 and 2014. For fiscal 2014, net cash provided by operating activities of $131.6 million was primarily attributable to net income of $46.7 million plus adjustments for non-cash charges, including accretion and re-measurement of the contingent consideration liability of $69.9 million, share-based compensation costs of $32.8 million, depreciation and amortization of $14.2 million, other non-cash adjustments of $18.6 million, and a net change in operating assets and liabilities of $50.8 million.  The net change in operating assets and liabilities related primarily to the $42.8 million increase in accounts receivable, which resulted from the substantial increase in net revenue in the fourth quarter of fiscal 2014 compared with fiscal 2013. Our days sales outstanding improved from 58 to 56 days from fiscal 2013 to fiscal 2014.  Our inventory turns decreased from nine to eight from fiscal 2013 to fiscal 2014.  For fiscal 2013, net cash provided by operating activities of $102.2 million was primarily attributable to net income of $98.9 million plus adjustments for non-cash charges, including share-based compensation costs of $32.2 million, depreciation and amortization of $10.8 million, other non-cash adjustments of $1.0 million and a net change in operating assets and liabilities of $38.8 million.  The net change in operating assets and liabilities related primarily to the $44.3 million increase in accounts receivable resulting from the substantial increase in net revenue in the fourth quarter of fiscal 2013 compared with fiscal 2012. Our days sales outstanding improved from 68 to 58 days from fiscal 2012 to fiscal 2013.  Our inventory turns remained stable at nine for the same period.

Cash Flows from Investing Activities.  Net cash used in investing activities for fiscal 2015, 2014, and 2013 was $341.3 million, $58.3 million, and 37.5 million, respectively. Net cash used in investing activities for fiscal 2015 consisted of $294.3 million used for a business acquisition and $51.9 million used for the purchase of capital assets, partially offset by  $4.9 million in proceeds from sales of non-current investments. Net cash used in investing activities for fiscal 2014 consisted of $38.7 million used for the purchase of capital assets and $19.6 million used for a business acquisition. Net cash used in investing activities for fiscal 2013 consisted of $48.5 million used for the purchase of capital assets and $5.0 million used for a business acquisition, partially offset by proceeds of $12.6 million for the sale of real property, as well as proceeds of $3.4 million from redemptions of ARS investments.

Cash Flows from Financing Activities.  Net cash provided from financing activities for fiscal 2015 and 2014 was $93.6 million and $18.6 million, respectively, and net cash used in financing for fiscal 2013 was $14.3 million.  Our net cash provided by financing activities for fiscal 2015 was primarily attributable to $245.4 million of proceeds from issuance of long-term debt, $49.1 million of proceeds from common stock issued under our share-based compensation plans, and $12.8 million of excess tax benefit from share-based compensation, partially offset by $121.3 million used to repurchase shares of our common stock in the open market, $72.2 million used for payment of acquisition-related liabilities and $16.0 million used for the payment of payroll taxes for DSUs and MSUs.  Our net cash provided by financing activities for fiscal 2014 was primarily attributable to $80.7 million of proceeds from common stock issued under our share-based compensation plans and $19.3 million of excess tax benefit from share-based compensation, partially offset by $70.3 million used to repurchase shares of our common stock in the open market, and $8.9 million used for the payment of payroll taxes for DSUs and MSUs.  Our net cash used in financing activities for fiscal 2013 was primarily attributable to $46.3 million used to repurchase shares of our common stock in the open market, $4.7 million used for the payment of payroll taxes for DSUs, and $4.6 million used for the payment of contingent consideration, partially offset by $37.4 million of proceeds from common stock issued under our share-based compensation plans.

Common Stock Repurchase Program.  In July 2015, our Board of Directors authorized the purchase of up to an additional $120.0 million of our common stock pursuant to our common stock repurchase program, bringing the cumulative authorized total to $850.0 million for our common stock repurchase program, expiring in July 2017.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2015, we purchased 20,719,499 shares of our common stock in the open market for an aggregate cost of $651.7 million.  Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date; if adjusted for the stock split, the average cost would be $25.80.  As of July 2015, we had $198.3 million remaining under our common stock repurchase program.

Bank Credit Facility.  In connection with the RSP Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. As of June 30, 2015, the outstanding balance of the debt was $246.3 million.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ended March 31, 2015. Each of the first four quarterly principal payments is $1.9 million, and each of the following quarterly principal payments is $3.8 million, with a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  As of June 30, 2015 we were in compliance with the restrictive covenants.

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

Liquidity and Capital Resources.  We believe our existing cash and cash equivalents and anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements of our existing business for at least the next 12 months, including our contingent consideration obligations associated with the acquisition of Validity and Pacinian, and our debt.  Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the costs of maintaining sufficient space or renovating recently acquired building space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all.  If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Our non-current other assets include ARS investments, which have failed to settle in auctions.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2015 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$274.8	$16.1	$42.8	$215.9	$—
Leases	19.7	9.1	8.6	1.5	0.5
Purchase obligations and other commitments (2)	7.6	7.6	—	—	—
Other long-term obligations (3)	116.2	115.7	0.5	—	—
Total	$418.3	$148.5	$51.9	$217.4	$0.5

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers.
(3)	Represents a holdback liability under the RSP Acquisition and payments due for contingent consideration.

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

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement.  As of June 30, 2015, we may owe up to $112.0 million of additional cash consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016.  The estimated fair value of the contingent consideration liability as of June 30, 2015 was $43.4 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product, which is a keyboard technology.  As of June 30, 2015, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016.  The estimated fair value of the contingent consideration liability as of June 30, 2015 was $0.8 million.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $11.6 million.  As of June 30, 2015, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued an accounting standards update on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective. The new standard is effective for us in our fiscal year 2019. We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

In the past, we have had relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial.  However, with the recent acquisition of RSP, our foreign currency exchange risk profile changed during the December 2014 quarter as a result of transitioning the RSP business from a primarily Japanese yen-based revenue and cost of goods model to a U.S. dollar-based revenue and cost of goods model, and incurring yen-denominated acquisition holdback liabilities to the sellers at the RSP Acquisition Closing Date. At June 30, 2015, our balance sheet includes a $58.6 million Japanese yen-based holdback liability.  Our Japanese yen-based holdback liability is expected to be settled in our fourth quarter of fiscal 2016.

Net revenue denominated in foreign currencies was approximately 4% of our total net revenue for fiscal 2015. Our total net revenue for fiscal 2014 was denominated in U.S. dollars. Costs denominated in foreign currencies were approximately 11% and 9% of our total costs for fiscal 2015 and 2014, respectively.

We face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the U.S. dollar.  None of our accounts receivable were denominated in foreign currency as of June 30, 2015 and 2014.

Similarly, we face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 11% and less than 1% of our accounts payable were denominated in foreign currencies at June 30, 2015 and 2014, respectively. Approximately $58.6 million in acquisition-related liabilities at June 30, 2015 were denominated in a foreign currency. We did not have any acquisition-related liabilities at June 30, 2014 denominated in a foreign currency.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $9.1 million for fiscal 2015, assuming no offsetting hedge positions.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal 2015, we began entering into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of June 30, 2015, we had outstanding foreign currency forward contracts totaling ¥7.3 billion for a total of $60.5 million, at an average rate of $120.51.  The value date of the foreign currency forward contracts is March 11, 2016.  In fiscal 2015, we recognized net unrealized losses of $1.3 million on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

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

Interest rate risk on Cash, Cash Equivalents and ARS investments

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and ARS investments. We do not use our investment portfolio for trading or other speculative purposes.

Our non-current investments, which consist of ARS investments, have a par value of $19.1 million and have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.  During fiscal 2015, $4.9 million of our ARS investments were redeemed and we recognized a gain of $0.2 million on these investments.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2015 using a trinomial discounted cash flow analysis.  The analysis considered, among other factors, the following:

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

Our ARS investments include $13.1 million fair value maturing from fiscal 2016 to fiscal 2018 and $2.7 million with no maturity.  Of our ARS investments, $0.6 million par value are investment grade and the remaining $18.5 million par value are below investment grade.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and debt obligations subsequent to fiscal 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.  Reference is also made to the quarterly results of operations on page 39 of this report, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 27, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our

Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework).

Our assessment of the internal controls excluded RSP which was acquired on October 1, 2014. RSP had net revenues of approximately $715.5 million and total assets of approximately $407.3 million, which are included in our condensed consolidated financial statements as of and for the twelve months ended June 30, 2015. RSP’s sales constitute approximately 42% of our sales for fiscal 2015 covered by this report, and RSP’s assets constitute approximately 27% of our total assets as of June 30, 2015.  We are currently assessing the control environment of this acquired business.

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective as of June 27, 2015.  The effectiveness of our internal control over financial reporting as of June 27, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.

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

Except as noted above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Executive Officers of the Registrant.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit Number	Exhibit

2.1

Agreement and Plan of Reorganization by and among Synaptics Incorporated, Itsme Acquisition Corp., Itsme Acquisition II LLC, Validity Sensors, Inc., and Shareholder Representative Services LLC, dated as of October 9, 2013 (1)

2.2†#

Stock Purchase Agreement, dated June 11, 2014, by and among Renesas Electronics Corporation, Renesas SP Drivers, Inc., Renesas SP Drivers Taiwan, Inc., Sharp Corporation, Powerchip Technology Corp., Global Powertec Co. Ltd., Quantum Vision Corporation, the registrant and Synaptics Holding GmbH (2)

3.1	Certificate of Incorporation (3)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (5)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (6)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (7)

4	Form of Common Stock Certificate (8)

10.1	Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (9)

10.6(d)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (10)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (11)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (12)

10.17*

Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan;  as of October 23, 2007 with James L. Whims;  as of March 2, 2009 with Kathleen A. Bayless; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; as of May 22, 2012 with Bret Sewell;  as of January 28, 2013 with Scott Deutsch; as of November 4, 2013 with John McFarland; as of June 9, 2014 with Ritu Favre; and as of May 11, 2015 with Wajid Ali (3)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (13)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (13)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (13)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (14)

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (15)

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (2)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (16)

10.28*	Change of Control Severance Policy for Principal Executive Officers (2)

10.29*	Employment Offer Letter dated April 23, 2015 between the registrant and Wajid Ali

10.30*	Separation Agreement and Release dated June 5, 2015 between the registrant and Kathleen Bayless

10.31*	Severance Policy for Principal Executive Officers (17)

Exhibit Number	Exhibit

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(2)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(3)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(4)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(7)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(8)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2014.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(11)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(12)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(14)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 5, 2015.
(15)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 1, 2013.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.

*	Indicates a contract with management or compensatory plan or arrangement.
†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
##

This certification is being furnished solely pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act or incorporated by reference in any registration statement of the Company filed under the Securities Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date August 25, 2015	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bergman	President and Chief Executive Officer,	August 25, 2015
Richard A. Bergman	and Director

/s/ Wajid Ali	Senior Vice President and Chief Financial Officer	August 25, 2015
Wajid Ali	(Principal Financial and Accounting Officer)

/s/ Francis F. Lee	Chairman of the Board	August 25, 2015
Francis F. Lee

/s/ Jeffrey D. Buchanan	Director	August 25, 2015
Jeffrey D. Buchanan

/s/ Nelson C. Chan	Director	August 25, 2015
Nelson C. Chan

/s/ Keith B. Geeslin	Director	August 25, 2015
Keith B. Geeslin

/s/ Russell J. Knittel	Director	August 25, 2015
Russell J. Knittel

/s/ Richard L. Sanquini	Director	August 25, 2015
Richard L. Sanquini

/s/ James L. Whims	Director	August 25, 2015
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synaptics Incorporated:

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 27, 2015 and June 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended June 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended June 27, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Our report on the effectiveness of internal control over financial reporting as of June 27, 2015, contains an explanatory paragraph that states that management’s assessment of the effectiveness of internal control over financial reporting and our audit of internal control over financial reporting of the Company excludes an evaluation of internal control over financial reporting of the acquired Renesas SP Drivers, Inc. (RSP).

/s/ KPMG LLP

Santa Clara, California
August 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synaptics Incorporated:

We have audited Synaptics Incorporated and subsidiaries (the Company) internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

The Company acquired Renesas SP Drivers, Inc. (RSP) during fiscal 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2015, RSP’s internal control over financial reporting associated with total assets of $407.3 million and net revenue of $715.5 million included in the consolidated financial statements of the Company as of and for the year ended June 27, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RSP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 27, 2015 and June 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2015, and our report dated August 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California
August 25, 2015

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$399.9	$447.2
Accounts receivable, net of allowances of $2.9 and $0.9 at June 2015 and 2014, respectively	324.6	195.1
Inventories	140.2	82.3
Prepaid expenses and other current assets	51.3	17.9
Total current assets	916.0	742.5
Property and equipment, net	123.4	80.8
Goodwill	206.8	61.0
Acquired intangibles, net	235.4	82.1
Non-current other assets	37.8	53.9
	$1,519.4	$1,020.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$188.5	$97.1
Accrued compensation	35.9	30.7
Income taxes payable	34.7	12.5
Acquisition-related liabilities	102.2	57.4
Other accrued liabilities	74.1	56.7
Current portion of long-term debt	11.3	—
Total current liabilities	446.7	254.4

Long-term debt, net of issuance costs	231.1	—
Acquisition-related liabilities	—	52.7
Deferred tax liabilities	33.9	—
Other long-term liabilities	14.6	12.0
Total liabilities	726.3	319.1

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 58,249,107 and 55,911,513 shares issued, and 37,529,608 and 36,863,802 shares outstanding, at June 2015 and 2014, respectively	0.1	0.1
Additional paid-in capital	843.8	740.3
Treasury stock: 20,719,499 and 19,047,711 common shares at June 2015 and 2014, respectively, at cost	(651.7)	(530.4)
Accumulated other comprehensive income	7.8	8.5
Retained earnings	593.1	482.7
Total stockholders' equity	793.1	701.2
	$1,519.4	$1,020.3

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Fiscal
	2015	2014	2013
Net revenue	$1,703.0	$947.5	$663.6
Cost of revenue	1,124.3	511.4	337.8
Gross margin	578.7	436.1	325.8
Operating expenses:
Research and development	293.2	192.7	144.7
Selling, general, and administrative	127.9	100.0	79.6
Acquired intangibles amortization	14.2	1.0	1.0
Change in contingent consideration	(18.8)	69.9	1.3
Gain on sale of property and equipment	—	—	(1.5)
Total operating expenses	416.5	363.6	225.1
Operating income	162.2	72.5	100.7
Interest income	1.6	2.0	1.0
Interest expense	(3.8)	—	—
Impairment recovery on investments, net	0.2	—	—
Income before provision for income taxes	160.2	74.5	101.7
Provision for income taxes	49.8	27.8	2.8
Net income	$110.4	$46.7	$98.9

Net income per share:
Basic	$2.99	$1.34	$3.03
Diluted	$2.84	$1.26	$2.89

Shares used in computing net income per share:
Basic	36.9	34.8	32.7
Diluted	38.9	37.1	34.2

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal
	2015	2014	2013
Net income	$110.4	$46.7	$98.9
Other comprehensive income:
Change in unrealized net gain on investments	0.8	2.8	5.0
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(1.5)	(1.1)	(0.2)
Net current-period other comprehensive income	(0.7)	1.7	4.8
Comprehensive income	$109.7	$48.4	$103.7

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income/(Loss)	Earnings	Equity
Balance at June 2012	48,680,348	$0.1	$471.6	$(413.9)	$2.0	$337.1	$396.9
Net income	—	—	—	—	—	98.9	98.9
Net unrealized gain on available-for-sale investments	—	—	—	—	4.8	—	4.8
Issuance of common stock for share- based award compensation plans	1,993,410	—	37.4	—	—	—	37.4
Payroll taxes for deferred stock units	—	—	(4.7)	—	—	—	(4.7)
Purchases of treasury stock	—	—	—	(46.3)	—	—	(46.3)
Tax benefit associated with share-based awards	—	—	2.7	—	—	—	2.7
Share-based compensation	—	—	32.2	—	—	—	32.2
Balance at June 2013	50,673,758	0.1	539.2	(460.2)	6.8	436.0	521.9
Net income	—	—	—	—	—	46.7	46.7
Net unrealized gain on available-for-sale investments	—	—	—	—	1.7	—	1.7
Issuance of common stock for share- based award compensation plans	3,534,142	—	80.7	—	—	—	80.7
Issuance of common stock for acquisition	1,671,904	—	75.8	—	—	—	75.8
Issuance of common stock for conversion of notes payable	31,709	—	—	—	—	—	—
Payroll taxes for deferred stock units	—	—	(8.9)	—	—	—	(8.9)
Purchases of treasury stock	—	—	—	(70.2)	—	—	(70.2)
Tax benefit associated with share-based awards	—	—	20.6	—	—	—	20.6
Share-based compensation	—	—	32.9	—	—	—	32.9
Balance at June 2014	55,911,513	0.1	740.3	(530.4)	8.5	482.7	701.2
Net income	—	—	—	—	—	110.4	110.4
Net unrealized gain on available-for-sale investments	—	—	—	—	(0.7)	—	(0.7)
Issuance of common stock for share- based award compensation plans	2,093,631	—	49.1	—	—	—	49.1
Issuance of common stock for acquisition	243,963	—	21.5	—	—	—	21.5
Payroll taxes for deferred stock units	—	—	(16.0)	—	—	—	(16.0)
Purchases of treasury stock	—	—	—	(121.3)	—	—	(121.3)
Tax benefit associated with share-based awards	—	—	4.8	—	—	—	4.8
Share-based compensation	—	—	44.1	—	—	—	44.1
Balance at June 2015	58,249,107	$0.1	$843.8	$(651.7)	$7.8	$593.1	$793.1

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal
	2015	2014	2013
Cash flows from operating activities
Net income	$110.4	$46.7	$98.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	44.1	32.9	32.2
Depreciation and amortization	24.8	14.2	9.8
Acquired intangibles amortization	87.6	7.4	1.0
Gain on sale of property and equipment	—	—	(1.5)
Accretion and remeasurement of contingent consideration liability	(18.8)	69.9	1.3
Deferred taxes	(25.2)	12.3	(0.9)
Impairment of property and equipment	1.0	—	0.3
Non-cash interest income	(1.5)	(1.1)	(0.2)
Amortization of debt issuance costs	0.8	—	—
Impairment recovery on investments, net	(0.2)	—	—
Foreign currency remeasurement gain	(8.0)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	0.7	(42.8)	(44.3)
Inventories	(51.5)	(30.2)	(16.9)
Prepaid expenses and other current assets	13.5	(5.7)	(0.1)
Other assets	10.1	(18.8)	0.9
Accounts payable	30.2	13.2	23.3
Accrued compensation	2.1	5.6	11.1
Acquisition related liabilities	(1.9)	—	—
Income taxes payable	(7.1)	2.9	(17.1)
Other accrued liabilities	(7.0)	25.1	4.3
Net cash provided by operating activities	204.1	131.6	102.1
Cash flows from investing activities
Proceeds from sales of non-current investments	4.9	—	3.4
Proceeds from sale of property and equipment	—	—	12.6
Acquisition of businesses, net of cash acquired	(294.3)	(19.6)	(5.0)
Purchases of property and equipment	(51.9)	(38.7)	(48.5)
Net cash used in investing activities	(341.3)	(58.3)	(37.5)
Cash flows from financing activities
Payment of acquisition-related liabilities	(72.2)	—	(4.5)
Payment of debt	(3.8)	(2.3)	—
Purchases of treasury stock	(121.3)	(70.2)	(46.3)
Proceeds from issuance of shares	49.1	80.7	37.4
Proceeds from issuance of long-term debt	245.4	—	—
Payment of debt issuance costs	(0.4)	—	—
Excess tax benefit from share-based compensation	12.8	19.3	3.8
Payroll taxes for deferred stock and market stock units	(16.0)	(8.9)	(4.7)
Net cash provided by/(used in) financing activities	93.6	18.6	(14.3)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	—	—
Net increase/(decrease) in cash and cash equivalents	(47.3)	91.9	50.3
Cash and cash equivalents at beginning of period	447.2	355.3	305.0
Cash and cash equivalents at end of period	$399.9	$447.2	$355.3
Supplemental disclosures of cash flow information
Cash paid for interest	$3.1	$—	$—
Cash paid for taxes	$82.7	$15.6	$18.7
Non-cash investing and financing activities:
Property and equipment received but unpaid	$8.2	$3.3	$5.2
Common stock issued pursuant to acquisition	$—	$70.3	$—
Contingent consideration liability pursuant to acquisition	$—	$37.5	$—
Common stock issued in settlement of contingent consideration liability	$21.5	$5.5	$—
Common stock issued upon conversion of notes payable	$—	$1.8	$—

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers; and other select electronic devices, with our customized human interface solutions.  Every solution we deliver either contains or consists of our touch- or fingerprint-based semiconductor solutions, which includes our capacitive sensing ASIC, customer-specific firmware, and software, or a driver-based semiconductor solution which includes our capacitive sensing ASIC.  Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smartphones and most of the tier one PC OEMs.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 27, 2015, June 28, 2014 and June 29, 2013. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar month- or year-end dates as of and for all periods presented, unless otherwise indicated.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  Our non-current investments, which are included in non-current other assets in the consolidated balance sheets, consist of ARS investments and are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity.  We charge other-than-temporary declines in the fair value of a debt security to earnings if the decline is due to a credit loss or if we intend to or need to sell at a loss, resulting in the establishment of a new cost basis in the debt security.  We charge other-than-temporary declines in the fair value of a debt security to other comprehensive income if the decline is due to a noncredit loss.  We charge other-than-temporary declines in the fair value of an equity security to earnings.  We include interest earned and accretion on securities in interest income.  We determine realized gains and losses on the sale of securities using the specific identification method.

Our cash equivalents and investments classified as available-for-sale securities as of the end of fiscal 2015 and 2014 were as follows (in millions):

	2015
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$376.3	$—	$376.3
Reported as current assets:
Auction rate securities	0.6	—	0.6
Reported as non-current assets:
Auction rate securities	7.3	7.9	15.2
Total available-for-sale securities	$384.2	$7.9	$392.1

	2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Reported as cash equivalents:
Money market funds	$439.7	$—	$—	$439.7
Reported as non-current assets:
Auction rate securities	11.2	8.7	0.1	19.8
Total available-for-sale securities	$450.9	$8.7	$0.1	$459.5

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

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2015 and 2014 were as follows (in millions):

	2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 3
Assets:
Money market	$376.3	$—	$—	$439.7	$—
Auction rate securities	—	—	15.8	—	19.8
Total available-for-sale securities	$376.3	$—	$15.8	$439.7	$19.8
Liabilities:
Contingent consideration liabilities recorded for business combination	$—	$—	$44.2	$—	$110.1
Foreign currency contract liabilities	$—	$1.3	$—	$—	$—

The valuation of our auction rate securities is discussed in note 3.

We utilized Level 2 inputs to value the foreign currency forward contracts.  Specifically, we utilized quoted prices for similar assets and liabilities in markets that are not active.  Key inputs for valuing the foreign currency forward contracts include spot rates and yield curves for the respective currencies.  The foreign currency contracts were included in other accrued liabilities as of June 30, 2015.

In connection with the acquisition of Validity Sensors, Inc., or Validity (see Note 5), we entered into a contingent consideration arrangement.  As of June 30, 2015, we may be required to make additional cash payments of up to $112.0 million of additional consideration to the former Validity stockholders and option holders based on sales of products utilizing Validity technology through March 2016.

In connection with the acquisition of Pacinian, we entered into a contingent consideration arrangement, and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product.  As of the end of fiscal 2015, we may owe up to $10.0 million of additional consideration to the former Pacinian stockholders based on sales of products utilizing ThinTouch technology through June 2016.

We have classified the contingent consideration liabilities recorded for business acquisitions as a Level 3 liability, of which $0.5 million and $52.7 million is included in the non-current portion of acquisition-related liabilities as of the end of fiscal 2015 and 2014, respectively, and $43.7 million and $57.4 million has been included in current acquisition-related liabilities as of the end of fiscal 2015 and 2014, respectively.  We estimated the fair value of contingent consideration using a discounted cash flow model using discount rates that range from 10.0% to 18.9%.  These fair value measurements are based on significant inputs not observable in the market.

Changes in fair value of our Level 3 financial assets for fiscal 2015 and 2014 were as follows (in millions):

	2015	2014
Beginning balance	$19.8	$17.0
Net unrealized gain	0.9	2.8
Redemptions	(4.9)	—
Ending balance	$15.8	$19.8

Changes in fair value of our Level 3 financial liabilities for fiscal 2015 and 2014 were as follows (in millions):

	2015	2014
Beginning balance	$110.1	$8.2
Contingent consideration liability incurred	—	37.5
Cash settlement of contingent consideration liability	(25.6)	—
Issuance of common stock in settlement of liability	(21.5)	(5.5)
Accretion and remeasurement	(18.8)	69.9
Ending balance	$44.2	$110.1

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during fiscal 2015 or 2014.

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

We sell our products to contract manufacturers that provide manufacturing services for OEMs, and to some OEMs directly.  We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral.

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2015 and 2014:

	2015	2014
Customer A	20%	*
Customer B	13%	27%
Customer C	13%	*
Customer D	13%	*
Customer E	*	12%

*	Less than 10%

Other Concentrations

Our products include certain components that are currently single sourced.  We believe other vendors would be able to provide similar components, however, the qualification of such vendors may require extra lead time.  In order to mitigate any adverse impacts from a disruption of supply, we strive to maintain an adequate supply of critical single-sourced components.

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

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers, and the related assembly, package, and test costs of our die and packaged ASICs.  Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance and manufacturing support; logistics costs; depreciation of equipment supporting manufacturing; acquired intangibles amortization; inventory write-downs and losses on purchase obligations; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2015 and 2014 and consisted of the following (in millions):

	2015	2014
Raw materials	$75.5	$58.7
Finished goods	64.7	23.6
	$140.2	$82.3

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

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, which primarily related to the RSP Acquisition, resulted in a net gain of $14.7 million in fiscal 2015, and are included in selling, general, and administrative expenses in the consolidated statements of income.  Amounts resulting from such foreign currency transactions were not material in fiscal 2014 and 2013.

We also enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In March 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of June 30, 2015, we had outstanding foreign currency forward contracts totaling ¥7.3 billion for a total of $60.5 million, at an average exchange rate of $120.51. The value date of the foreign currency forward contracts is March 11, 2016.  The net fair value of the outstanding foreign currency forward contracts is disclosed in Note 1 under Fair Value, and is recorded as a liability under other accrued liabilities in the consolidated balance sheets.  In fiscal 2015, we recognized net unrealized losses of $1.3 million on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for fiscal 2015 and 2014 were as follows (in millions):

	2015	2014
Beginning balance	$61.0	$20.7
Acquisition activity	153.4	39.0
Post acquisition adjustments	(7.6)	1.3
Ending balance	$206.8	$61.0

We have allocated our goodwill to a single company-wide reporting unit.  We perform a qualitative assessment of the goodwill in the fourth quarter of each fiscal year.  In assessing the qualitative factors, we considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, gross margin and cash flow from operating activities. We concluded that the fair value of the single company-wide reporting unit exceeded its carrying amount. As such, it was not necessary to perform the two-step quantitative goodwill impairment test.

The first step requires comparing the fair value of our one reporting unit to its net book value, including goodwill.  The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.  No goodwill impairment was recognized for fiscal 2015, 2014, and 2013.

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

Other Accrued Liabilities

As of the end of fiscal 2015 and 2014, other accrued liabilities consisted of the following (in millions):

	2015	2014
Customer obligations	$36.9	$38.7
Inventory obligations	17.2	4.1
Warranty	2.8	1.7
Other	17.2	12.2
	$74.1	$56.7

Segment Information

We operate in one segment:  the development, marketing, and sale of intuitive human interface solutions for electronic devices and products.  The chief operating decision maker is the chief executive officer who evaluates financial performance and allocates resources on a company-wide basis.

Share-Based Compensation

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our stock option awards.  The expected life for our options was previously estimated based on historical trends since our initial public offering.  In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years and we began using the simplified method to establish the expected life as we did not have any history of options with seven-year lives.  In fiscal 2013, we began to grant options that vest over a three-year period rather than a four-year period and we continue to use the simplified method to establish the expected life as we have limited history of options which vest over a three year period.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  Further, we estimate forfeitures for share-based awards that are not expected to vest.  We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our stock option and deferred stock unit, or DSU, awards, three years for our market stock unit, or MSU, awards, and up to two years for our employee stock purchase plan.

Product Warranties

We generally warrant our products for a period of 12 months from the date of delivery and estimate probable product warranty costs at the time we recognize revenue.  Factors that affect our warranty liability include historical and anticipated rates of warranty claims, materials usage, rework, and delivery costs.  We assess the adequacy of our warranty obligations periodically and adjust the accrued warranty liability on the basis of our estimates.

Changes in our warranty liability (included in other accrued liabilities) for fiscal 2015 and 2014 were as follows (in millions):

	2015	2014
Beginning accrued warranty	$1.7	$1.7
Provision for product warranties	4.4	2.4
Cost of warranty claims and settlements	(3.3)	(2.4)
Ending accrued warranty	$2.8	$1.7

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

Research and Development

Research and development costs are expensed as incurred.

2.	Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2015, 2014, and 2013 was as follows (in millions, except per share amounts):

	2015	2014	2013
Numerator:
Net income	$110.4	$46.7	$98.9
Denominator:
Shares, basic	36.9	34.8	32.7
Effect of dilutive share-based awards	2.0	2.3	1.5
Shares, diluted	38.9	37.1	34.2
Net income per share:
Basic	$2.99	$1.34	$3.03
Diluted	$2.84	$1.26	$2.89

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2015, 2014, and 2013 as follows (in millions):

	2015	2014	2013
Share-based awards	0.3	0.2	1.7

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

3.	Auction Rate Securities

Our ARS investments, which are included in non-current other assets, have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.  During 2015, 2014 and 2013, $4.9 million, zero and $3.4 million, respectively, of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2015 using a trinomial discounted cash flow analysis.  The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $13.1 million that mature from fiscal 2016 to 2018 and $2.7 million that have no maturity.  Of our ARS investments, $0.6 million par value are investment grade and the remaining $18.5 million par value are below investment grade.

The various types of ARS investments we held as of the end of fiscal 2015, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$13.5	$(6.1)	(1)	$7.4	$5.0	$12.4
Preferred stock	5.0	(5.0)		—	2.8	2.8
Municipals	0.6	(0.1)		0.5	0.1	0.6
Total ARS Investments	$19.1	$(11.2)		$7.9	$7.9	$15.8

(1)

Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $2.7 million on non-current other assets.  Accretion is reclassified from accumulated other comprehensive income and recorded in the consolidated statements of income as interest income.

The various types of ARS investments we held as of the end of fiscal 2014, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain/(Loss)	Fair Value
Student loans	$3.5	$(0.2)		$3.3	$(0.1)	$3.2
Credit linked notes	13.5	(7.5)	(1)	6.0	5.9	11.9
Preferred stock	5.0	(5.0)		—	2.8	2.8
Municipals	2.0	(0.1)		1.9	—	1.9
Total ARS Investments	$24.0	$(12.8)		$11.2	$8.6	$19.8

(1)

Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $1.3 million on non-current other assets.  Accretion is reclassified from accumulated other comprehensive income and recorded in the consolidated statements of income as interest income.

All of the ARS investments in the above table with unrealized losses have been in a continuous unrealized loss position for more than 12 months.

We have accounted for most of our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured. We have accounted for $0.6 million of our ARS investments as current as the maturity date is July 1, 2015.  Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell our ARS investments and it is not more likely than not that we will be required to sell our ARS investments before the recovery of the amortized cost basis.  We will continue to monitor our ARS investments and evaluate our accounting for these investments quarterly.

4.	Property and Equipment

Property and equipment as of the end of fiscal 2015 and 2014 consisted of the following (in millions):

	Life	2015	2014
Land	—	$13.3	$13.3
Building and building improvements	35 years	44.3	31.0
Computer equipment	3 - 5 years	23.5	15.4
Manufacturing equipment	1 year to 5 years	61.0	33.4
Furniture, fixtures, and leasehold improvements	3 years to 10 years	22.7	19.8
Capitalized software	3 years to 7 years	26.0	17.4
		190.8	130.3
Accumulated depreciation and amortization		(67.4)	(49.5)
Property and equipment, net		$123.4	$80.8

In fiscal 2015 and 2014 there was $6.6 million and zero property and equipment retired which was fully depreciated, respectively.

5.	Acquisitions

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

The Acquisition Date fair value of the consideration transferred totaled $127.8 million, which consisted of the following (in millions):

Cash	$20.0
Shares issued	70.3
Contingent consideration	37.5
Total identifiable assets acquired	127.8

In connection with the acquisition, we issued 1,577,559 shares of our common stock to the former Validity stockholders valued at $70.3 million based on the closing price of our common stock of $44.55 on the Acquisition Date.  As of June 30, 2015, we may be required to make additional cash payments of up to $112.0 million to the former Validity stockholders and option holders based primarily on sales, calculated quarterly, ending on March 31, 2016, of certain products embodying Validity fingerprint sensor technology.  The earn-out consideration is payable in cash, except for the initial $16.3 million of contingent consideration, which was satisfied by delivery of 338,427 shares of our common stock, based on the transaction reference price of $48.278.

Renesas SP Drivers

On June 11, 2014, we entered into a stock purchase agreement to acquire all of the outstanding stock of Renesas SP Drivers, Inc., or RSP, a leading provider of small- and medium-sized display driver integrated circuits for smartphones and tablets, or the RSP Acquisition. The RSP Acquisition is intended to accelerate our product roadmap for high-performance, low-cost display integration products, strengthen our relationships with key customers, and create opportunities to drive increased revenue. Effective as of October 1, 2014, or the Closing Date, we completed the RSP Acquisition by acquiring 100% of the outstanding capital stock of RSP for an initial purchase price of approximately ¥50.6 billion (or approximately $463 million), with Japanese yen converted into U.S. dollars at the Closing Date conversion rate of 109.4 Japanese yen to one U.S. dollar. The purchase price at the Closing Date was paid entirely in cash, with ¥7.25 billion (or approximately $66 million) held back until the date that is 18 months after the Closing Date to address any post-closing adjustments or claims, or the Indemnification Holdback, and ¥5.25 billion (or approximately $48 million) held back in respect of a potential post-closing working capital, cash balance, indebtedness and transaction expenses adjustments, or the Working Capital Holdback.  Subsequent to the Closing Date, we determined that $4.8 million of additional purchase consideration was due to the sellers pursuant to the requirements of the Working Capital Holdback and have adjusted the purchase price to $468 million.  We anticipate settlement of the Indemnification Holdback to occur in the fourth quarter of fiscal 2016.

The Working Capital Holdback as adjusted for additional purchase consideration was settled in the three months ended March 31, 2015 for a total of ¥5.78 billion (or $48.6 million). The Indemnification Holdback is included in acquisition-related liabilities in the current liabilities section of the condensed consolidated balance sheet and is expected to be settled in our fiscal year 2016. The RSP Acquisition has been accounted for as a business combination and the results of RSP’s operations have been included in our consolidated financial statements since the Closing Date. Under the terms of the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire Closing Date inventory held by REL. This inventory purchase obligation was settled in the three months ended December 31, 2014 for approximately $115 million.

Our estimate of the fair values of the acquired intangible assets at June 30, 2015 is final and was based on established and accepted valuation techniques performed by our third-party valuation specialists. During fiscal 2015, we made purchase price allocation adjustments to provisional amounts recorded during the measurement period, including a $9.7 million decrease to intangible assets, a $2.8 million decrease to deferred tax liability, a $9.0 million increase to current deferred tax asset, and an $8.2 million decrease to goodwill.

The following table includes the final amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in millions):

Cash	$54.7
Short-term deposit	36.6
Accounts receivable	140.2
Current deferred tax assets	11.8
Inventory	6.3
Property and equipment	11.7
Acquired intangible assets	240.9
Other assets	4.0
Total identifiable assets acquired	506.2
Accounts payable	66.5
Income taxes payable	32.5
Deferred tax liabilities	56.8
Other accrued liabilities	28.0
Net identifiable assets acquired	322.4
Goodwill	145.2
Net assets acquired	$467.6

Of the $240.9 million of acquired intangible assets, $143.6 million was allocated to developed technology and will be amortized over an estimated weighted average useful life of 5 years; $44.6 million was allocated to customer relationships and will be amortized over estimated useful lives of 2 to 3 years; $22.0 million was allocated to a supplier arrangement and will be amortized over an estimated useful life of 1 to 2 years; $10.3 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $20.4 million was allocated to in-process research and development which has been determined to be substantively complete as of the fourth quarter of fiscal 2015 and will be amortized over an estimated useful life of 7 years. Developed technology consists of established small- and medium-sized display driver technology designed for and sold into the smartphone and tablet markets. We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%. The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of RSP as of the Closing Date.

None of the goodwill is expected to be deductible for income tax purposes. Prior to the RSP Acquisition, we did not have an existing relationship or transactions with RSP. The condensed consolidated financial statements include approximately $715.5 million of revenue from RSP from the Closing Date through June 30, 2015. Earnings contributed by RSP are not separately identifiable.

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

	2015	2014
	(in millions except per share data)
Revenue	$1,913.9	$1,646.3
Net income	149.8	96.9
Net income per share - diluted	3.85	2.61

Pro forma adjustments used to arrive at pro forma net income for fiscal 2015 and 2014 were as follows (in millions):

	2015	2014
Buyer transaction costs	$4.3	$4.8
Amortization of debt issuance costs	(0.3)	(1.0)
Interest expense	(1.2)	(4.9)
Intangible amortization	14.6	(78.1)
Income tax adjustment	(5.2)	28.1
Total	$12.2	$(51.1)

6.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2015 and 2014 (in millions):

	Weighted Average
	Life in Years
	June 30, 2015	2015	2014
Display driver developed technology	5.3	$164.0	$—
Fingerprint developed technology	3.6	75.6	18.6
ThinTouch developed technology	7.0	8.9	8.9
Customer relationships	2.8	48.4	3.8
Licensed technology and other	5.0	1.3	1.3
Backlog	0.3	10.3	0.8
Patents	5.0	0.1	0.1
Supplier arrangement	1.8	22.0	—
In-process research and development	Not applicable	—	57.0
Acquired intangibles, gross	4.2	330.6	90.5
Accumulated amortization		(95.2)	(8.4)
Acquired intangibles, net		$235.4	$82.1

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $87.6 million in fiscal 2015 and $7.4 million in fiscal 2014.  This amortization expense was included in our consolidated statements of income as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2016	$72.9
2017	60.7
2018	49.2
2019	34.9
2020	11.4
Thereafter	6.3
Future amortization	$235.4

7.	Debt

In connection with the RSP Acquisition, on September 30, 2014 (see Note 5), we entered into a credit agreement, or the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ending March 31, 2015.  Each of the first four quarterly principal payments is $1.9 million, and each of the following quarterly principal payments is $3.8 million, with a final principal payment of $90.0 million on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.  As of June 30, 2015, the outstanding balance of the debt owed under the Credit Agreement was $246.3 million.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of June 30, 2015, we were in compliance with the restrictive operating covenants.

8.	Commitments and Contingencies

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2016 to fiscal 2022, some of which have renewal options of one to five years.  Our leased office facilities are located in China, Denmark, Finland, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, the United States, and Vietnam.  We recognized rent expense on a straight-line basis of $7.9 million, $4.7 million, and $4.6 million for fiscal 2015, 2014, and 2013, respectively.

The aggregate future minimum rental commitments in future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2016	$9.1
2017	6.0
2018	2.6
2019	1.0
2020	0.5
Thereafter	0.5
Total minimum operating lease payments	$19.7

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

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights by us.  We have also entered into indemnification agreements with our officers and directors.  Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability.  However, historical costs related to these indemnification provisions have not been significant.  We have not recorded any liability in our consolidated financial statements for such indemnification obligations.

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

Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2015, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2015 were as follows:

Stock options outstanding	2,870,425
Deferred stock units outstanding	860,376
Market stock units outstanding	132,376
Awards available for grant under all share-based compensation plans	2,560,131
Reserved for future issuance	6,423,308

Treasury Stock

Our cumulative authorization for our common stock repurchase program is $730.0 million, as of June 30, 2015, expiring in July 2016.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock repurchased under this program is held as treasury stock.  As of June 30, 2015, we had $78.3 million remaining under our common stock repurchase program.

10.	Share-Based Compensation

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts on the creation of stockholder value.  Consequently, we determine share-based compensatory awards issued subsequent to the initial award for our employees and consultants primarily on individual performance.  Our share-based compensation plans with outstanding awards consist of our Amended and Restated 2001 Incentive Compensation Plan, as amended, or our 2001 Plan; our Amended and Restated 2010 Incentive Compensation Plan, or our 2010 Plan; and our 2010 Employee Stock Purchase Plan, or our 2010 ESPP.

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2015, were as follows:

	Awards			2010
	Available	2001	2010	Employee
	Under All	Incentive	Incentive	Stock
	Share-Based	Compensation	Compensation	Purchase
	Award Plans	Plan	Plan	Plan
Balance at June 2014	3,494,327	—	3,237,700	256,627
Additional shares authorized	368,638	—	—	368,638
Stock options granted	(526,665)	—	(526,665)	—
Deferred stock units granted	(480,382)	—	(480,382)	—
Market stock units granted	(70,300)	—	(70,300)	—
Market stock units performance adjustment	(46,712)	—	(46,712)	—
Purchases under employee stock purchase plan	(367,646)	—	—	(367,646)
Forfeited	189,152	281	188,871	—
Plan shares expired	(281)	(281)	—	—
Balance at June 2015	2,560,131	—	2,302,512	257,619

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan.  Option awards that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of their respective grant agreements.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2015, 2014, and 2013 were as follows (in millions):

	2015	2014	2013
Cost of revenue	$1.4	$1.1	$0.9
Research and development	24.5	18.5	15.8
Selling, general, and administrative	18.2	13.3	15.5
Total	$44.1	$32.9	$32.2
Income tax benefit on share-based compensation	$12.5	$10.6	$9.2

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, DSUs, and MSUs, but we cannot recognize a tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock awards).  For qualified stock awards we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases.

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

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of the end of fiscal 2015.  Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

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

Options granted under our 2010 Plan generally vest over three years from the vesting commencement date and expire seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2015 and balances as of the end of fiscal 2015 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2014	3,693,375	$30.08
Granted	526,665	75.89
Exercised	(1,264,446)	28.62
Forfeited	(85,169)	51.12
Balance at June 2015	2,870,425	38.50	$137.6
Exercisable at June 2015	2,013,810	28.55	$116.3

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2015, or June 26, 2015, of $86.32 and excludes the impact of options that were not in-the-money.  Approximately 70% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2015.

At the end of fiscal 2015, we estimated that we have 2.8 million fully vested options and options expected to vest with an aggregate intrinsic value of $136.5 million, having a weighted average exercise price of $37.74 and a weighted average remaining contractual term of 3.99 years.  The weighted average remaining contractual term for the options exercisable is approximately 3.3 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2015, 2014, and 2013 were as follows (in millions):

	2015	2014	2013
Cash received	$36.2	$71.7	$30.8
Aggregate intrinsic value	$69.9	$79.3	$23.6

The fair value of each award granted under our share-based compensation plans for fiscal 2015, 2014, and 2013 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2015	2014	2013
Expected volatility	38.7% - 44.0%	40.1% - 44.5%	41.8% - 48.9%
Expected life in years	3.8 - 4.3	3.8 - 4.3	3.5 - 4.6
Risk-free interest rate	1.18% - 1.80%	1.31% - 1.74%	0.62% - 0.72%
Fair value per award	$27.19	$18.72	$11.40

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $19.0 million as of the end of fiscal 2015 to be recognized over a weighted average period of approximately 1.85 years.

Deferred Stock Units

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

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2015, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2015 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2014	1,058,243		$42.62
Granted	480,382		71.33
Delivered	(585,808)		40.71
Forfeited	(92,441)		52.05
Balance at June 30, 2015	860,376	$74.3	58.94

Of the shares delivered, 169,810 shares valued at $13.0 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2015, or June 26, 2015, of $86.32.

The unrecognized share-based compensation cost for DSUs granted under our 2010 Plan was approximately $49.1 million as of the end of fiscal 2015, which will be recognized over a weighted average period of approximately 1.8 years.  The aggregate market value of DSUs delivered in fiscal 2015, 2014, and 2013 was $23.8 million, $26.3 million, and $14.7 million, respectively.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2015, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2015 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2014	120,330		$49.17
Granted	70,300		66.48
Performance adjustment	46,712		—
Delivered	(93,424)		45.87
Forfeited	(11,542)		55.77
Balance at June 30, 2015	132,376	$11.4	58.95

As a result of the Synaptics TSR exceeding the SOX Index TSR by 130 percentage points, we delivered 200% of the targeted shares underlying the November 2012 MSU grants, or 19,800 additional shares.  Of the shares delivered, 19,882 shares valued at $1.2 million were withheld to meet statutory minimum tax withholding requirements.  As a result of the Synaptics TSR exceeding the SOX Index TSR by 66 percentage points, we delivered 200% of the targeted shares underlying the November 2013 MSU grants, or 26,912 additional shares.  Of the shares delivered, 28,001 shares valued at $1.8 million were withheld to meet statutory minimum tax withholding requirements.

The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2015, or June 26, 2015, of $86.32.

The fair value of each MSU granted from our plans for fiscal 2015, 2014, and 2013 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2015	2014	2013
Expected volatility of company	43.65%	38.79%	36.63%
Expected volatility of SOX index	20.60%	24.95%	28.57%
Correlation coefficient	0.43	0.53	0.58
Expected life in years	2.93	2.92	2.87
Risk-free interest rate	0.79%	0.57%	0.31%
Fair value per award	$66.48	$60.62	$25.82

We amortize the compensation expense over the three-year performance and service period.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $5.8 million as of the end of fiscal 2015, which will be recognized over a weighted average period of approximately 0.9 years.

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2015, 2014, and 2013 were as follows (in millions, except shares purchased and weighted average purchase price):

	2015	2014	2013
Shares purchased	367,646	409,084	327,465
Weighted average purchase price	$35.11	$22.07	$20.36
Cash received	$12.9	$9.0	$6.7
Aggregate intrinsic value	$13.7	$12.8	$4.8

The fair value of each award granted under our 2010 ESPP for fiscal 2015, 2014, and 2013 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2015	2014	2013
Expected volatility	36.8% - 47.9%	43.8% - 49.3%	38.6% - 40.2%
Expected life in years	0.5 - 2.0	0.5 - 1.0	0.5 - 2.0
Risk-free interest rate	0.07% - 0.54%	0.05% - 0.13%	0.12% - 0.24%
Fair value per award	$21.23	$15.04	$8.31

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

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2015 were approximately $9.1 million that will be amortized over the next 16 months.

11.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the United States.  Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $18,000, or $24,000 for employees who are 50 years or older.  In fiscal 2015, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year.  We made matching contributions of $2.3 million, $1.6 million, and $1.4 million in fiscal 2015, 2014, and 2013, respectively.

12.	Income Taxes

Income before provision for income taxes for fiscal 2015, 2014, and 2013 consisted of the following (in millions):

	2015	2014	2013
United States	$13.4	$76.7	$44.0
Foreign	146.8	(2.2)	57.7
Income before provision for income taxes	$160.2	$74.5	$101.7

The provision for income taxes for fiscal 2015, 2014, and 2013 consisted of the following (in millions):

	2015	2014	2013
Current tax expense (benefit)
Federal	$12.0	$(3.3)	$(9.2)
Foreign	63.0	12.3	10.5
	75.0	9.0	1.3
Deferred tax expense (benefit)
Federal	(3.7)	18.7	1.9
Foreign	(21.5)	0.1	(0.4)
	(25.2)	18.8	1.5
Provision for income taxes	$49.8	$27.8	$2.8

The provision for income taxes differs from the federal statutory rate for fiscal 2015, 2014, and 2013 as follows (in millions):

	2015	2014	2013
Provision at U.S. federal statutory rate	$56.1	$26.1	$35.6
Qualified stock options	2.7	0.9	2.1
Business credits	(4.7)	(2.8)	(3.7)
Foreign tax differential	(4.3)	(19.6)	(16.6)
Remeasurement of unrecognized tax benefits	(0.1)	—	(15.6)
Non-deductible portion of contingent consideration	(4.7)	21.2	—
Change in valuation allowance	(0.5)	(0.3)	(0.2)
Nondeductible amortization	2.7	0.9	0.6
Other differences	2.6	1.4	0.6
Provision for income taxes	$49.8	$27.8	$2.8

Net deferred tax assets as of the end of fiscal 2015 and 2014 consisted of the following (in millions):

	2015	2014
Current deferred tax assets	$17.6	$7.2
Non-current deferred tax assets/(liabilities)	(33.0)	5.1
Net deferred tax assets/(liabilities)	$(15.4)	$12.3

Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2015 and 2014 consisted of the following (in millions):

	2015	2014
Deferred tax assets:
Investment writedowns	$5.8	$6.3
Inventory writedowns	6.8	0.3
Property and equipment	1.3	2.3
Accrued compensation	3.3	2.5
Deferred compensation	2.8	4.6
Share-based compensation	8.8	9.3
Business credit carryforward	10.7	18.1
Net operating loss carryforward	5.7	8.7
Other accruals	4.3	0.7
	49.5	52.8
Valuation allowance	(14.5)	(14.8)
	35.0	38.0
Deferred tax liabilities:
Acquisition intangibles	(43.7)	(18.1)
Interest	(6.7)	(7.6)
	(50.4)	(25.7)
Net deferred tax assets/(liabilities)	$(15.4)	$12.3

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2015, a valuation allowance of $14.5 million had been established to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2015 was a decrease of $0.3 million.

Undistributed operating earnings of our foreign subsidiaries were approximately $713.0 million as of the end of fiscal 2015 and are considered to be indefinitely reinvested overseas; accordingly, no U.S. income taxes have been provided for these earnings. The potential deferred tax liability associated with undistributed operating earnings of our foreign subsidiaries was approximately $116.0 million as of the end of fiscal 2015.

As of the end of fiscal 2015, we had federal and California net operating loss carryforwards of approximately $25.7 million and $33.2 million, respectively. The federal net operating loss carryforwards, which begin to expire in fiscal 2022 if not utilized, were acquired and are subject to limitations on their utilization. Tax benefit of $9.3 million from the federal net operating loss carryforwards will be recorded to additional paid-in capital when realized. The California net operating loss will begin to expire in fiscal 2012, if not utilized.  All of the California net operating loss carryforwards were attributable to share-based award deductions and any benefit of these net operating losses will be recorded directly to additional paid-in capital when realized. The federal and state capital loss carryforwards will begin to expire in fiscal 2017, if not utilized. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $18.3 million and $21.6 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2015. The benefit of $23.6 million of these credits will be recorded directly to additional paid-in capital when realized. The federal research tax credit carryforward will begin to expire in 2032 and the state research tax credit can be carried forward indefinitely. We also had $1.6 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration, which will be recorded directly to additional paid-in capital when realized.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $1.4 million to $11.6 million in fiscal 2015 from $10.2 million in fiscal 2014.  This total amount would reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2015, 2014, and 2013 consisted of the following (in millions):

	2015	2014	2013
Beginning balance	$10.2	$8.2	$23.1
Increase in unrecognized tax benefits related to current year tax positions	2.3	1.1	1.8
Increase in unrecognized tax benefits related to prior year tax positions	0.3	1.7	—
Remeasurement for results of income tax examination	—	—	(15.0)
Decrease due to statute expiration	(1.2)	(0.8)	(1.7)
Ending Balance	$11.6	$10.2	$8.2

Accrued interest and penalties increased by $0.2 million, decreased by less than $0.1 million, and decreased by $1.5 million representing income tax expense or benefit, in fiscal 2015, 2014, and 2013, respectively.  Accrued interest and penalties was $1.1 million and $0.9 million as of June 30, 2015 and 2014, respectively.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

In May 2011, we were notified by the Internal Revenue Service, or the Service, that our fiscal 2003 through 2006 and fiscal 2008 through 2010 returns would be subject to examination.  In May 2015, we received the Revenue Agent’s Report concluding this audit without any tax adjustment.  Our case, reviewed by the Joint Committee on Taxation, was concluded in the fourth quarter of fiscal 2015.

The Tax Increase Prevention Act, or the Act, which retroactively extended the federal research tax credit from January 1, 2014 through December 31, 2014, was enacted on December 19, 2014.  As such, we recognized six months of tax benefit from the federal research tax credit related to fiscal 2014 and another six months of federal research tax credit in the second quarter of fiscal 2015.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months and an estimate of the range of possible changes could result in a decrease of $1.3 million up to an increase of $2.2 million.

On March 31, 2015, Japan’s parliament approved legislation to reduce corporate income tax rates by 3.29 percentage points over the next two years.  As a result, the current combined national and local effective tax rate of 35.6% will be reduced to 32.3% over the next two years.  We have accounted for the impact of the tax rate change in the fourth quarter of our fiscal 2015.

In Altera Corporation v. Commissioner, the U.S. Tax Court invalidated a section of the Treasury Regulation that requires taxpayers to include stock compensation expense under a cost sharing agreement with related parties, whether or not using the grant date or exercise method to determine the value of stock options.  We are currently reviewing the impact of this court decision.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan.  From fiscal 2011 onward, we remain subject to examination by one or more of these jurisdictions.

13.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from two broad product categories:  the mobile product market and the personal computing, or PC, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2015, 2014, and 2013, consisted of the following (in millions):

	2015	2014	2013
Japan	$698.5	$45.0	$61.3
China	504.2	449.4	390.1
United States	223.0	93.8	22.6
South Korea	142.1	233.9	102.8
Taiwan	127.2	118.8	84.4
Other	8.0	6.6	2.4
	$1,703.0	$947.5	$663.6

Net revenue from external customers for each group of similar products for fiscal 2015, 2014, and 2013 consisted of the following (in millions):

	2015	2014	2013
Mobile product applications	$1,442.1	$689.8	$424.1
PC product applications	260.9	257.7	239.5
	$1,703.0	$947.5	$663.6

Long-lived assets within geographic areas as of the end of fiscal 2015 and 2014 consisted of the following (in millions):

	2015	2014
United States	$200.7	$210.8
Asia/Pacific	364.9	13.1
	$565.6	$223.9

Our goodwill of $206.8 million has been allocated to a company-wide reporting unit.

Major customers’ revenue as a percentage of total net revenue for fiscal 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Customer A	18%	28%	14%
Customer B	16%	*	*
Customer C	11%	*	*
Customer D	11%	*	*
* Less than 10%

*	Less than 10%

14.	Legal Proceedings

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1

Agreement and Plan of Reorganization by and among Synaptics Incorporated, Itsme Acquisition Corp., Itsme Acquisition II LLC, Validity Sensors, Inc., and Shareholder Representative Services LLC, dated as of October 9, 2013 (1)

2.2†#

Stock Purchase Agreement, dated June 11, 2014, by and among Renesas Electronics Corporation, Renesas SP Drivers, Inc., Renesas SP Drivers Taiwan, Inc., Sharp Corporation, Powerchip Technology Corp., Global Powertec Co. Ltd., Quantum Vision Corporation, the registrant and Synaptics Holding GmbH (2)

3.1	Certificate of Incorporation (3)

3.1(b)	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.2	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (5)

3.3	Certificate of Amendment of Certificate of Incorporation of the registrant (6)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (7)

4	Form of Common Stock Certificate (8)

10.1	Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (9)

10.6(d)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (10)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (11)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (12)

10.17*

Form of Indemnification Agreement entered into with the following directors and executive officers as of January 28, 2002 with Francis F. Lee, Russell J. Knittel, Keith B. Geeslin, and Richard L. Sanquini; as of June 26, 2004 with Jeffrey D. Buchanan; as of March 28, 2006 with Hing Chung (Alex) Wong; as of February 20, 2007 with Nelson C. Chan;  as of October 23, 2007 with James L. Whims;  as of March 2, 2009 with Kathleen A. Bayless; as of January 10, 2011 with Kevin D. Barber; as of September 28, 2011 with Richard A. Bergman; as of May 22, 2012 with Bret Sewell;  as of January 28, 2013 with Scott Deutsch; as of November 4, 2013 with John McFarland; as of June 9, 2014 with Ritu Favre; and as of May 11, 2015 with Wajid Ali (3)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (13)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (13)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (13)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (14)

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (15)

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (2)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (16)

10.28*	Change of Control Severance Policy for Principal Executive Officers (2)

10.29*	Employment Offer Letter dated April 23, 2015 between the registrant and Wajid Ali

10.30*	Separation Agreement and Release dated June 5, 2015 between the registrant and Kathleen Bayless

10.31*	Severance Policy for Principal Executive Officers (17)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit Number	Exhibit
32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(2)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(3)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(4)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(7)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(8)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2014.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(11)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(12)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(14)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 5, 2015.
(15)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 1, 2013.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.

*	Indicates a contract with management or compensatory plan or arrangement.
†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
##

This certification is being furnished solely pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act or incorporated by reference in any registration statement of the Company filed under the Securities Act.