Form 10-Q
period 2015-09-26
SYNAPTICS Inc
filed 2015-10-30
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Number of shares of Common Stock outstanding at October 23, 2015: 36,232,275

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2015

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September 30,	June 30,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$274.5	$399.9
Accounts receivable, net of allowances of $2.9	349.1	324.6
Inventories	146.5	140.2
Prepaid expenses and other current assets	41.9	51.3
Total current assets	812.0	916.0
Property and equipment at cost, net of accumulated depreciation of $75.0 and $67.4 at September 30, 2015 and June 30, 2015, respectively	117.4	123.4
Goodwill	206.8	206.8
Acquired intangibles, net	220.7	235.4
Non-current other assets	37.2	37.8
	$1,394.1	$1,519.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169.4	$188.5
Accrued compensation	33.7	35.9
Income taxes payable	25.4	34.7
Acquisition-related liabilities	97.6	102.2
Other accrued liabilities	77.5	74.1
Current portion of long-term debt	13.1	11.3
Total current liabilities	416.7	446.7
Long-term debt, net of issuance costs	227.5	231.1
Deferred tax liabilities	28.7	33.9
Other long-term liabilities	15.5	14.6
Total liabilities	688.4	726.3
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 58,460,636 and 58,249,107 shares issued, and 36,072,424 and 37,529,608 shares outstanding, at September 30, 2015 and June 30, 2015, respectively	0.1	0.1
Additional paid-in capital	858.3	843.8
Treasury stock: 22,388,212 and 20,719,499 common treasury shares at September 30, 2015 and June 30, 2015, respectively, at cost	(776.7)	(651.7)
Accumulated other comprehensive income	7.1	7.8
Retained earnings	616.9	593.1
Total stockholders' equity	705.7	793.1
	$1,394.1	$1,519.4

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net revenue	$470.0	$282.8
Cost of revenue	306.2	162.5
Gross margin	163.8	120.3
Operating expenses:
Research and development	80.5	57.5
Selling, general, and administrative	40.2	30.7
Acquired intangibles amortization	4.7	0.3
Change in contingent consideration	2.7	(4.5)
Restructuring costs	1.9	-
Total operating expenses	130.0	84.0
Operating income	33.8	36.3
Interest and other income/(expense), net	(0.8)	0.6
Income before provision for income taxes	33.0	36.9
Provision for income taxes	9.2	10.3
Net income	$23.8	$26.6
Net income per share:
Basic	$0.65	$0.72
Diluted	$0.62	$0.68
Shares used in computing net income per share:
Basic	36.8	37.0
Diluted	38.2	39.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net income	$23.8	$26.6
Other comprehensive income:
Change in unrealized net loss on investments	(0.3)	-
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(0.4)	(0.3)
Net current-period other comprehensive income	(0.7)	(0.3)
Comprehensive income	$23.1	$26.3

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$23.8	$26.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	11.9	9.5
Depreciation and amortization	7.9	4.2
Acquired intangibles amortization	19.1	4.3
Accretion and remeasurement of contingent consideration liability	2.7	(4.5)
Deferred taxes	(6.0)	0.1
Impairment of property and equipment	2.4	-
Non-cash interest	(0.4)	(0.3)
Amortization of debt issuance costs	0.1	-
Foreign currency remeasurement loss	0.8	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(24.5)	0.6
Inventories	(6.3)	5.9
Prepaid expenses and other current assets	9.2	(1.4)
Other assets	1.3	3.9
Accounts payable	(14.0)	5.2
Accrued compensation	(2.3)	(9.6)
Acquisition-related liabilities	(9.6)	-
Income taxes payable	(8.6)	(0.3)
Other accrued liabilities	4.8	16.2
Net cash provided by operating activities	12.3	60.4
Cash flows from investing activities
Proceeds from sales of short-term investments	0.6	-
Proceeds from sales of non-current investments	-	1.4
Purchase of intangible assets	(4.4)	-
Purchases of property and equipment	(9.9)	(19.6)
Net cash used in investing activities	(13.7)	(18.2)
Cash flows from financing activities
Payment of acquisition-related liabilities	-	(0.4)
Payment of debt	(1.9)	-
Purchases of treasury stock	(125.0)	(50.0)
Proceeds from issuance of shares	3.4	8.6
Excess tax benefit from share-based compensation	2.4	5.0
Payroll taxes for deferred stock and market stock units	(3.2)	(2.8)
Net cash used in financing activities	(124.3)	(39.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	-
Net increase/(decrease) in cash and cash equivalents	(125.4)	2.6
Cash and cash equivalents at beginning of period	399.9	447.2
Cash and cash equivalents at end of period	$274.5	$449.8

Supplemental disclosures of cash flow information
Cash paid for taxes	$20.2	$4.4
Cash refund on taxes	$9.7	$-
Non-cash investing and financing activities:
Property and equipment received but unpaid	$2.6	$3.5
Common stock issued pursuant to acquisition	$-	$19.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2016 and 2015 years are 52-week periods ending on June 25, 2016 and June 27, 2015, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended September 26, 2015 and September 27, 2014, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments, contingent consideration liability and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $3.1 million in the three months ended September 30, 2015, and are included in selling, general, and administrative expenses in the condensed consolidated statements of income.  Amounts resulting from such foreign currency transactions were not material in the similar prior year periods.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of September 30, 2015, we had outstanding foreign currency forward contracts totaling ¥7.3 billion for a total of $60.5 million, at an average exchange rate of 120.51.  The value date of the foreign currency forward contracts is March 11, 2016.  The net fair value of the outstanding foreign currency forward contracts is disclosed in Note 4 Fair Value, and is recorded as an asset under prepaid expenses and other current assets in the condensed consolidated balance sheets.  In the three months ended September 30, 2015, we recognized net unrealized gains of $1.7 million on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September 30,
	2015	2014
Numerator:
Net income	$23.8	$26.6
Denominator:
Shares, basic	36.8	37.0
Effect of dilutive share-based awards	1.4	2.2
Shares, diluted	38.2	39.2
Net income per share:
Basic	$0.65	$0.72
Diluted	$0.62	$0.68

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

Dilutive net income per share amounts do not include the potential weighted average effect of 535,708 and 107,101 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2015 and 2014, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	September 30,			June 30,
	2015			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$254.0	$—	$—	$376.3	$—	$—
Auction rate securities	—	—	15.0	—	—	15.8
Total available-for-sale securities	$254.0	$—	$15.0	$376.3	$—	$15.8
Foreign currency contract assets	$—	$0.3	$—	$—	$—	$—
Liabilities:
Contingent consideration liabilities recorded for business combinations	$—	$—	$37.3	$—	$—	$44.2
Foreign currency contract liabilities	$—	$—	$—	$—	$1.3	$—

In our condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets; $600,000 of the ARS investments were included in prepaid expenses and other current assets as of June 30, 2015.

We measure our foreign currency contracts at fair value on a recurring basis.  We utilized Level 2 inputs to value the foreign currency forward contracts.  Specifically, we utilized quoted prices for similar assets and liabilities in markets that are not active.  Key inputs for the foreign currency forward contracts are spot rates and yield curves for the respective currencies.  The foreign currency contracts were included in prepaid expenses and other current assets as of September 30, 2015 and other accrued liabilities as of June 30, 2015.

The contingent consideration liability recorded for business combinations was included in acquisition-related liabilities as of September 30, 2015 and June 30, 2015, respectively.

Changes in fair value of our Level 3 financial assets as of September 30, 2015 were as follows (in millions):

Balance as of June 30, 2015	$15.8
Net loss	(0.2)
Redemptions	(0.6)
Balance as of September 30, 2015	$15.0

Changes in fair value of our Level 3 contingent consideration liabilities as of September 30, 2015 were as follows (in millions):

Balance as of June 30, 2015	$44.2
Cash settlement of contingent consideration liability	(9.6)
Accretion and remeasurement	2.7
Balance as of September 30, 2015	$37.3

In connection with our acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement. As of September 30, 2015, we may be required to make additional cash payments of up to $102.2 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016.

In connection with our acquisition of Pacinian Corporation, or Pacinian, we entered into a contingent consideration arrangement. As of September 30, 2015, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016.

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

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three months ended September 30, 2015 and 2014.

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

5. Auction Rate Securities

Our ARS investments, which are included in non-current other assets in the condensed consolidated balance sheets, have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the three months ended September 30, 2015, $0.6 million of our ARS investments were redeemed at par value.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of September 30, 2015 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics. Our estimate of the fair value of our ARS investments could fluctuate from period to period depending on future market conditions.

We have ARS investments with a fair value of $12.5 million maturing in fiscal year 2018 and $2.5 million fair value with no maturity date. As of September 30, 2015, all of our ARS investments are below investment grade.

The various types of ARS investments we held as of September 30, 2015, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$13.5	$(5.6)	(1)	$7.9	$4.6	$12.5
Preferred stock	5.0	(5.0)		-	2.5	2.5
Total ARS	$18.5	$(10.6)		$7.9	$7.1	$15.0

(1) Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $3.1 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The various types of ARS investments we held as of June 30, 2015, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$13.5	$(6.1)	(1)	$7.4	$5.0	$12.4
Preferred stock	5.0	(5.0)		-	2.8	2.8
Municipals	0.6	(0.1)		0.5	0.1	0.6
Total ARS	$19.1	$(11.2)		$7.9	$7.9	$15.8

(1) Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $2.7 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

All of our ARS investments are accounted for as non-current as the maturity dates are more than 12 months from the balance sheet date.  We do not intend to sell the ARS investments before maturity and it is not more likely than not that we will be required to sell the investments before the recovery of the amortized cost basis.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in millions):

	September 30,	June 30,
	2015	2015
Raw materials	$69.1	$75.5
Finished goods	77.4	64.7
	$146.5	$140.2

7. Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of September 30, 2015 and June 30, 2015 (in millions):

	Weighted Average Life in Years September 30, 2015	September 30, 2015	June 30, 2015
Display driver developed technology	5.3	$164.0	$164.0
Fingerprint developed technology	3.6	75.6	75.6
ThinTouch developed technology	7.0	8.9	8.9
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Backlog	-	-	10.3
Patents	7.9	4.5	0.1
Supplier arrangement	1.8	22.0	22.0
Acquired intangibles, gross	4.3	324.7	330.6
Accumulated amortization		(104.0)	(95.2)
Acquired intangibles, net		$220.7	$235.4

The total amortization expense for the acquired intangible assets was $19.1 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 30, 2015 (in millions):

Remainder of 2016	$54.2
2017	61.2
2018	49.8
2019	35.4
2020	11.9
2021	3.9
Thereafter	4.3
Future amortization	$220.7

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30,	June 30,
	2015	2015
Customer obligations	$38.1	$36.9
Inventory obligations	17.7	17.2
Warranty	2.8	2.8
Other	18.9	17.2
	$77.5	$74.1

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

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our condensed consolidated financial statements for such indemnification obligations.

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

10. Debt

We have a credit agreement, or the Credit Agreement, in place with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility. Initial debt issuance costs were approximately $5.0 million, which are being amortized over 60 months.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ending March 31, 2015.  Each of the first four quarterly principal payments is $1.9 million, each of the following quarterly principal payments is $3.8 million, with the final principal payment of $90.0 million due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly. As of September 30, 2015, the outstanding balance of the debt owed under the Credit Agreement was $244.4 million.  On October 20, 2015 we entered into a First Amendment to the Credit Agreement, whereby we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder.   See note 16 for further detail.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of September 30, 2015, we were in compliance with the restrictive operating covenants.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September 30,
	2015	2014
Cost of revenue	$0.4	$0.3
Research and development	6.5	5.4
Selling, general, and administrative	5.0	3.8
Total	$11.9	$9.5
Income tax benefit on share-based compensation	$2.9	$2.7

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of September 30, 2015. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2015	2,870,425	$38.50
Granted	114,120	79.51
Exercised	(112,492)	29.96
Forfeited	(1,928)	82.07
Balance as of September 30, 2015	2,870,125	40.43	$80.7
Exercisable at September 30, 2015	2,064,619	29.87	$75.4

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2015 of $66.04 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
		Intrinsic
	DSU Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2015	860,376
Granted	43,683
Delivered	(139,355)
Forfeited	(10,856)
Balance as of September 30, 2015	753,848	$49.8

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2015 of $66.04.

Of the shares delivered, 40,318 shares valued at $3.2 million were withheld to meet statutory minimum tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

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

During the three months ended September 30, 2015, there was no MSU activity.  The balance of outstanding MSUs was 132,376 with an aggregate intrinsic value of $8.7 million. The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2015 of $66.04.

We value the MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $4.8 million as of September 30, 2015, which will be recognized over a weighted average period of approximately 0.69 years.

12. Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States. Therefore, no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before provision for income taxes, excluding the effects of significant unusual or infrequently occurring discrete items. The tax effects of discrete items are recorded in the same period that the related discrete items are reported and results in a difference between the actual effective tax rate and the estimated annual effective tax rate.

The provision for income taxes of $9.2 million and $10.3 million for the three months ended September 30, 2015 and 2014, respectively, represented estimated federal, state, and foreign income taxes. The effective tax rate for the three months ended September 30, 2015 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options. The effective tax rate for the three months ended September 30, 2014 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.  The provision for income taxes for the three months ended September 30, 2014, excluding the impact of accounting for contingent consideration as a discrete item, would have been $11.3 million.

Unrecognized Tax Benefits

The total liability for gross unrecognized tax benefits increased $0.3 million during the three months ended September 30, 2015 to $11.9 million from $11.6 million at June 30, 2015, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2015 was $1.2 million; this balance increased by $0.1 million from June 30, 2015. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes is an increase in our liability up to $2.0 million.

On March 31, 2015 Japan’s parliament approved legislation to reduce corporate income tax rates by 3.29 percentage points over the next two years. As a result, the current combined national and local effective tax rate of 35.6% will be reduced to 32.3% over the next two years.  We accounted for the impact of the tax rate change in the fourth quarter of our fiscal 2015.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to a treasury regulation addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party.  At this time, a final decision has not been issued by the U.S. Tax Court.  Further, the U.S. Department of the Treasury has not withdrawn the requirement in its regulations related to the treatment of stock-based compensation.  The Commissioner has the right to appeal the U.S. Tax Court decision. While we determined no adjustment to our financial statements is required due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

In September 2015, we were notified by the National Tax Agency of Japan that our open tax years would be subject to audit.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2009 onward, we remain subject to examination by one or more of these jurisdictions.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September 30,
	2015(1)	2014
Japan	$229.1	$5.7
China	105.8	148.2
United States	66.0	40.8
South Korea	51.0	46.8
Taiwan	17.9	36.2
Other	0.2	5.1
	$470.0	$282.8

(1)	Includes the post-acquisition results of operations of Renesas SP Drivers, Inc., or RSP, acquired October 1, 2014.

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September 30,
	2015(1)	2014
Mobile product applications	$412.1	$199.8
PC product applications	57.9	83.0
	$470.0	$282.8

(1)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2015	2014
Customer A	21%	24%
Customer B	21%	*
Customer C	18%	*

*	Less than 10%

We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September 30,	June 30,
	2015	2015
Customer A	20%	13%
Customer B	17%	13%
Customer C	16%	13%
Customer D	14%	20%

14. Comprehensive Income

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

15. Legal Proceedings

In April 2015, we filed patent infringement actions with the United States District Court in the Northern District of California and with the United States International Trade Commission in which we allege certain competitor products infringe several of our patents.  We intend to vigorously pursue these claims. Further, we are involved in several other non-material litigation activities.  We have expensed all legal fees incurred to date in connection with our legal activities.

16. Subsequent Events

On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the Lenders, which amends the Credit Agreement.  See note 10.

Pursuant to the First Amendment, we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million and the Lenders under the Credit Agreement agreed to provide such increased revolving credit.

The First Amendment also amends the Credit Agreement by (i) reducing commitment fee rates set forth in the definition of Applicable Margin; (ii) providing that we may, from time to time, request incremental increases from the Lenders in the aggregate revolving and term commitments by an amount not exceeding $100 million, such increases to be in addition to the increase provided by the First Amendment; and (iii) making certain other administrative changes, all as set forth in the First Amendment.

Borrowings under the Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR or a Base Rate, in each case plus the Applicable Margin.  The Applicable Margin is based on our consolidated total leverage ratio pursuant to a pricing grid set forth in the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, thereby reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we do not have long-term supply contracts with any of our contract manufacturers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs.  In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements; manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

Our gross margin generally reflects the combination of the added value we bring to our OEM customers’ products by meeting their custom design requirements and the impact of our ongoing cost-improvement programs. These cost-improvement programs include reducing materials and component costs, and implementing design and process improvements. Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs.  As a result, new product introductions may initially negatively impact our gross margin.

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

Restructuring costs include severance costs related to restructuring of the operations related to our acquisition RSP.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2015, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2015(1)	2014	$ Change	% Change
Mobile product applications	$412.1	$199.8	$212.3	106.3%
PC product applications	57.9	83.0	(25.1)	(30.2%)
Net revenue	470.0	282.8	187.2	66.2%
Gross margin	163.8	120.3	43.5	36.2%
Operating expenses:
Research and development	80.5	57.5	23.0	40.0%
Selling, general, and administrative	40.2	30.7	9.5	30.9%
Acquired intangibles amortization	4.7	0.3	4.4	1466.7%
Change in contingent consideration	2.7	(4.5)	7.2	(160.0%)
Restructuring costs	1.9	-	1.9	nm (2)
Operating income	33.8	36.3	(2.5)	(6.9%)
Interest and other income/(expense), net	(0.8)	0.6	(1.4)	(233.3%)
Income before provision for income taxes	33.0	36.9	(3.9)	(10.6%)
Provision for income taxes	9.2	10.3	(1.1)	(10.7%)
Net income	$23.8	$26.6	$(2.8)	(10.5%)

(1)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.
(2)	Not meaningful.

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September 30,		Increase/
	2015(1)	2014	(Decrease)
Mobile product applications	87.7%	70.7%	17.0%
PC product applications	12.3%	29.3%	(17.0%)
Net revenue	100.0%	100.0%	0.0%
Gross margin	34.9%	42.5%	(7.6%)
Operating expenses:
Research and development	17.1%	20.3%	(3.2%)
Selling, general, and administrative	8.6%	10.9%	(2.3%)
Acquired intangibles amortization	1.0%	0.1%	0.9%
Change in contingent consideration	0.6%	(1.6%)	2.2%
Restructuring costs	0.4%	0.0%	0.4%
Operating income	7.2%	12.8%	(5.6%)
Interest and other income/(expense), net	(0.2%)	0.2%	(0.4%)
Income before provision for income taxes	7.0%	13.0%	(6.0%)
Provision for income taxes	2.0%	3.6%	(1.6%)
Net income	5.1%	9.4%	(4.3%)

(1)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.

Net Revenue

Net revenue was $470.0 million for the three months ended September 30, 2015 compared with $282.8 million for the three months ended September 30, 2014, an increase of $187.2 million, or 66.2%. Of this net revenue, $412.1 million, or 87.7% was from mobile product applications and $57.9 million, or 12.3%, was from PC product applications. The increase in net revenue for the three months ended September 30, 2015 was attributable to an increase in net revenue from mobile product applications. Net revenue from mobile product applications increased as a result of higher unit sales, primarily due to sales of display driver integrated circuits, or DDIC products, acquired as a result of our acquisition of RSP. Net revenue from PC product applications decreased primarily as a result of lower unit sales.

Based on industry estimates of unit shipments, the smartphone market is anticipated to increase approximately 10.4%; the tablet market is anticipated to decline approximately 8.0%; the detachable tablets market within the general tablet market is expected to grow at 86.5%; the notebook market is anticipated to decrease approximately 5.8%; and the wearable market within the mobile market is expected to increase 120.4% in calendar year 2015 compared with calendar year 2014.  Our revenue may differ from the forecasted trends in the markets we serve.

Gross Margin

Gross margin as a percentage of net revenue was 34.9%, or $163.8 million, for the three months ended September 30, 2015 compared with 42.5%, or $120.3 million, for the three months ended September 30, 2014. The 760 basis point decline in gross margin was due to lower gross margins on our DDIC products, as well as amortization of acquired intangibles recognized in the current quarter (150 basis points), both directly related to our acquisition of RSP in October 2014.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $23.0 million to $80.5 million for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The increase in research and development expenses primarily reflected an $8.5 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount associated with an expanded product portfolio; a $6.8 million increase in infrastructure-related costs; and a $3.2 million increase in software license fees.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.5 million to $40.2 million for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The increase in selling, general, and administrative expenses primarily reflected a $7.2 million increase in personnel-related costs, which included additional headcount related to our acquisition of RSP in October 2014, our annual merit increase, and additional headcount in our base business, and a $1.8 million increase in professional fees, primarily related to an increase in legal fees.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See note 7 to the condensed consolidated financial statements.

Change in Contingent Consideration. Our contingent consideration increased $7.2 million to $2.7 million for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The change was primarily attributable to the increase in the estimated fair value of the contingent consideration, which resulted from an adjustment in expected unit sales of products embodying Validity fingerprint sensor technology over the remaining earn-out period.

Restructuring costs.  Restructuring costs of $1.9 million reflect severance costs related to restructuring of the operations related to the RSP acquisition.  These headcount related costs were primarily in research and development.

Interest and other income/(expense). Interest and other income/(expense) decreased as a result of interest expense on the $250.0 million in debt borrowed in conjunction with our acquisition of RSP in October 2014. See note 10 to the condensed consolidated financial statements.

Provision for Income Taxes

We account for income taxes under the asset and liability method. We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States.  Therefore no provision has been made for the federal, state, or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before provision for income taxes, excluding the effects of significant unusual or infrequently occurring discrete items.  The tax effects of discrete items are recorded in the same period that the related discrete items are reported and results in a difference between the actual effective tax rate and the estimated annual effective tax rate.

The provision for income taxes of $9.2 million and $10.3 million for the three months ended September 30, 2015 and 2014, respectively, represented estimated federal, state, and foreign income taxes. The effective tax rate for the three months ended September 30, 2015 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options.  The effective tax rate for the three months ended September 30, 2014 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.  The provision for income taxes for the three months ended September 30, 2014 would have been $11.3 million if contingent consideration was not treated as a discrete item.

On March 31, 2015 Japan’s parliament approved legislation to reduce corporate income tax rates by 3.29 percentage points over the next two years. As a result, the current combined national and local effective tax rate of 35.6% will be reduced to 32.3% over the next two years.  We accounted for the impact of the tax rate change in the fourth quarter of our fiscal 2015.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to a treasury regulation addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party.  At this time, a final decision has not been issued by the U.S. Tax Court.  Further, the U.S. Department of the Treasury has not withdrawn the requirement in its regulations related to the treatment of stock-based compensation.  The Commissioner has the right to appeal the U.S. Tax Court decision. While we determined no adjustment to our financial statements is required due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

In September 2015, we were notified by the National Tax Agency of Japan that our open tax years would be subject to audit.

Liquidity and Capital Resources

Our cash and cash equivalents were $274.5 million as of September 30, 2015 compared with $399.9 million as of June 30, 2015, a decrease of $125.4 million. The decrease primarily reflected the combination of $125.0 million used to repurchase 1,668,713 shares of our common stock and $9.9 million used for the purchase of property and equipment; partially offset by $12.3 million provided by operating cash flows. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2015, $194.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2015 generated net cash of $12.3 million compared with $60.4 million of net cash generated during the three months ended September 30, 2014. For the three months ended September 30, 2015, net cash provided by operating activities was primarily attributable to net income of $23.8 million, plus adjustments for non-cash charges of $38.5 million, and a $50.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $24.5 million increase in accounts receivable, a $14.0 million decrease in accounts payable, a 9.6 million decrease in acquisition related obligations, a $6.3 million increase in inventory and an $8.6 million decrease in income taxes payable; partially offset by an $9.2 million decrease in prepaid expenses and other current assets. From June 30, 2015 to September 30, 2015, our days sales outstanding increased from 61 days to 67 days and our annual inventory turns remained stable at 8.

Cash Flows from Investing Activities. Investing activities during the three months ended September 30, 2015 used net cash of $9.9 million for purchases of property and equipment and $4.4 million for the purchase of intangible assets, compared with $19.6 million net cash used for purchases of property and equipment during the three months ended September 30, 2014.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2015, was $124.3 million compared with $39.6 million for the three months ended September 30, 2014. Net cash used in financing activities for the three months ended September 30, 2015 primarily related to $125.0 million used to repurchase 1,668,713 shares of our common stock.

Common Stock Repurchase Program. As of October 2015, our board has cumulatively authorized $1.05 billion for our common stock repurchase program, which will expire in October 2017. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2015, we purchased 22,388,212 shares of our common stock in the open market for an aggregate cost of $776.7 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the three months ended September 30, 2015, we repurchased 1,668,713 shares of our common stock for a total cost of $125.0 million. As of October 2015, the remaining available authorization under our common stock repurchase program is $273.3 million.

Bank Credit Facility. On September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as Administrative Agent for the Lenders. On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the lenders party thereto, which amends the Credit Agreement dated September 30, 2014, among us, the Lenders and the Administrative Agent.

Pursuant to the First Amendment, we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million, and the Lenders under the Credit Agreement agreed to provide such increased revolving credit commitments pursuant to the terms of the First Amendment.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. As of September 30, 2015, the outstanding balance of the debt was $244.4 million.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ending March 31, 2015. Each of the first four quarterly principal payments is $1.9 million, each of the following quarterly principal payments is $3.8 million, with the final principal payment of $90.0 million due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement. As of September 30, 2015, we were in compliance with the restrictive covenants.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our contingent consideration obligations associated with the acquisitions of Validity and Pacinian, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2015 were as follows (in millions):

	Remaining in Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Thereafter	Total
Long-term debt (1)	$13.0	$20.7	$22.1	$23.5	$192.5	$-	$271.8
Leases	7.0	6.0	2.6	1.0	0.5	0.5	17.6
Purchase obligations and other commitments (2)	17.7	-	-	-	-	-	17.7
Other long-term obligations (3)	98.9	-	-	-	-	-	98.9
Total	$136.6	$26.7	$24.7	$24.5	$193.0	$0.5	$406.0

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers.
(3)	Represents a hold back liability under the definitive agreements for the RSP Acquisition and payments due for contingent consideration.

In fiscal 2015 we completed the acquisition of RSP. The purchase price at the closing date of the acquisition was paid entirely in cash, with ¥7.25 billion held back to address any post-closing adjustments or claims, or the Indemnification Holdback, We anticipate settlement of the Indemnification Holdback to occur in the fourth quarter of fiscal 2016.  The hold back liability is $60.3 million as of September 30, 2015.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement. As of September 30, 2015, we may be required to make additional cash payments of up to $102.2 million as consideration to the former Validity stockholders and option holders based on unit sales of products utilizing Validity technology through March 2016. We estimated the fair value of the contingent consideration liability as of September 30, 2015 to be $36.8 million.

In connection with the acquisition of Pacinian in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a

ThinTouch product. As of September 30, 2015, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. We estimated the fair value of the contingent consideration liability as of September 30, 2015 to be $0.5 million.

The amounts in the table above exclude unrecognized tax benefits of $13.1 million. As of September 30, 2015, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued an accounting standards update on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled to for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective. The new standard is effective for us in our fiscal year 2019.  We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2015, our market risk related to interest rates on our cash and cash equivalents and ARS investments, variable interest rate risk, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.05 billion for our common stock repurchase program, which expires October 2017.  As of October 30, 2015, the remaining amount authorized for the repurchase of our common stock is $273.3 million. Repurchases under our common stock repurchase program during the three-month period ended September 30, 2015 were as follows:

			Total Number	Value of Shares
			of Shares	that May Be
		Average	Purchased	Purchased
	Total	Price	as Part of	in the Future
	Number	Paid	Publicly	Under the
	of Shares	per	Announced	Program
Period	Purchased	Share	Program	(in thousands)
June 28, 2015 - July 25, 2015	—		—	$198,295
July 26, 2015 -August 22, 2015	1,668,713	$74.89	1,668,713	73,323
August 23, 2015 - September 26, 2015	—		—	73,323
Total	1,668,713

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: October 30, 2015	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: October 30, 2015	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.