Form 10-Q
period 2016-03-26
SYNAPTICS Inc
filed 2016-05-04
CIK 817720

Fincome segmentc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

Number of shares of Common Stock outstanding at April 28, 2016: 36,843,461

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March 31,	June 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$406.1	$399.9
Accounts receivable, net of allowances of $3.5 and $2.9 at March 31, 2016 and June 30, 2015, respectively	320.0	324.6
Inventories	132.7	140.2
Prepaid expenses and other current assets	48.5	51.3
Total current assets	907.3	916.0
Property and equipment at cost, net of accumulated depreciation of $84.9 and $67.4 at March 31, 2016 and June 30, 2015, respectively	113.9	123.4
Goodwill	206.8	206.8
Acquired intangibles, net	184.4	235.4
Non-current other assets	37.1	37.8
	$1,449.5	$1,519.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$153.7	$188.5
Accrued compensation	35.6	35.9
Income taxes payable	13.8	34.7
Acquisition-related liabilities	59.0	102.2
Other accrued liabilities	80.2	74.1
Current portion of long-term debt	15.0	11.3
Total current liabilities	357.3	446.7
Long-term debt, net of issuance costs	220.2	231.1
Deferred tax liabilities	22.0	33.9
Other long-term liabilities	49.2	14.6
Total liabilities	648.7	726.3
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 59,225,989 and 58,249,107 shares issued, and 36,837,777 and 37,529,608 shares outstanding, at March 31, 2016 and June 30, 2015, respectively	0.1	0.1
Additional paid-in capital	899.7	843.8
Treasury stock: 22,388,212 and 20,719,499 common treasury shares at March 31, 2016 and June 30, 2015, respectively, at cost	(776.7)	(651.7)
Accumulated other comprehensive income	5.3	7.8
Retained earnings	672.4	593.1
Total stockholders' equity	800.8	793.1
	$1,449.5	$1,519.4

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue	$402.5	$477.6	$1,343.0	$1,224.1
Cost of revenue	258.1	313.3	869.6	812.7
Gross margin	144.4	164.3	473.4	411.4
Operating expenses:
Research and development	73.9	78.7	233.0	213.5
Selling, general, and administrative	43.6	35.8	124.8	88.5
Acquired intangibles amortization	4.7	4.6	14.0	9.5
Change in contingent consideration	1.1	(6.7)	(0.5)	(18.3)
Restructuring costs	-	-	1.9	-
Total operating expenses	123.3	112.4	373.2	293.2
Operating income	21.1	51.9	100.2	118.2
Interest and other income/(expense), net	0.8	(1.0)	(0.8)	(1.1)
Income before provision for income taxes	21.9	50.9	99.4	117.1
Provision for income taxes	1.4	19.4	20.1	38.0
Net income	$20.5	$31.5	$79.3	$79.1
Net income per share:
Basic	$0.56	$0.86	$2.16	$2.15
Diluted	$0.54	$0.82	$2.09	$2.04
Shares used in computing net income per share:
Basic	36.8	36.7	36.7	36.8
Diluted	37.9	38.5	38.0	38.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$20.5	$31.5	$79.3	$79.1
Other comprehensive income:
Change in unrealized net loss on investments	(0.1)	0.3	(1.1)	0.6
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(0.5)	(0.4)	(1.4)	(1.1)
Net current-period other comprehensive income	(0.6)	(0.1)	(2.5)	(0.5)
Comprehensive income	$19.9	$31.4	$76.8	$78.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$79.3	$79.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	40.9	31.8
Depreciation and amortization	23.4	17.3
Acquired intangibles amortization	55.6	68.7
Accretion and remeasurement of contingent consideration liability	(0.5)	(18.3)
Deferred taxes	(14.1)	(13.6)
Impairment recovery on investments	-	(0.2)
Impairment of property and equipment	2.4	-
Non-cash interest	(1.4)	(1.0)
Amortization of debt issuance costs	0.7	0.5
Foreign currency remeasurement (gain)/loss	4.1	(7.4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	4.6	5.8
Inventories	7.5	(63.6)
Prepaid expenses and other current assets	1.1	30.9
Other assets	3.8	8.6
Accounts payable	(34.3)	26.4
Accrued compensation	(0.7)	(1.8)
Acquisition-related liabilities	(18.2)	-
Income taxes payable	(17.9)	(7.1)
Other accrued liabilities	7.1	16.4
Net cash provided by operating activities	143.4	172.5
Cash flows from investing activities
Proceeds from sales of short-term investments	0.6	-
Proceeds from sales of non-current investments	-	4.9
Acquisition of business, net of cash acquired	-	(294.3)
Purchase of intangible assets	(4.6)	-
Purchases of property and equipment	(19.7)	(40.8)
Net cash used in investing activities	(23.7)	(330.2)
Cash flows from financing activities
Payment of acquisition-related liabilities	-	(63.8)
Payment of debt	(7.6)	(1.9)
Purchases of treasury stock	(125.0)	(110.6)
Proceeds from issuance of shares	22.5	24.5
Proceeds from issuance of long-term debt	-	245.4
Payment of debt issuance costs	(0.3)	(0.4)
Excess tax benefit from share-based compensation	6.1	13.2
Payroll taxes for deferred stock and market stock units	(13.5)	(12.0)
Net cash provided from/(used in) financing activities	(117.8)	94.4
Effect of exchange rate changes on cash and cash equivalents	4.3	(3.3)
Net increase/(decrease) in cash and cash equivalents	6.2	(66.6)
Cash and cash equivalents at beginning of period	399.9	447.2
Cash and cash equivalents at end of period	$406.1	$380.6

Supplemental disclosures of cash flow information
Cash paid for taxes	$45.7	$41.9
Cash refund on taxes	$10.8	$-
Non-cash investing and financing activities:
Property and equipment received but unpaid	$4.8	$4.8
Common stock issued pursuant to acquisition	$-	$21.5

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2016 and 2015 years are 52-week periods ending on June 25, 2016 and June 27, 2015, respectively. The quarterly fiscal periods presented in this report were 13-week periods and 39-week periods for the three and nine months ended March 26, 2016 and March 28, 2015, respectively. For ease of presentation, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and resulted in net losses of $3.3 million and $5.1 million in the three and nine months ended March 31, 2016, respectively, and resulted in a net loss of $0.8 million and a net gain of $14.1 million in the three and nine months ended March 31, 2015, respectively.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of March 31, 2016, we had no outstanding foreign currency forward contracts.  In the three and nine months ended March 31, 2016, we recognized net gains of $3.5 million and $4.8 million, respectively.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net income	$20.5	$31.5	$79.3	$79.1
Denominator:
Shares, basic	36.8	36.7	36.7	36.8
Effect of dilutive share-based awards	1.1	1.8	1.3	2.0
Shares, diluted	37.9	38.5	38.0	38.8
Net income per share:
Basic	$0.56	$0.86	$2.16	$2.15
Diluted	$0.54	$0.82	$2.09	$2.04

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

Dilutive net income per share amounts do not include the potential weighted average effect of 756,328 and 380,506 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 31, 2016 and 2015, respectively, and 894,251 and 370,296 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 31, 2016 and 2015, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	March 31,			June 30,
	2016			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$313.3	$-	$-	$376.3	$-	$-
Auction rate securities	-	-	14.1	-	-	15.8
Total available-for-sale securities	$313.3	$-	$14.1	$376.3	$-	$15.8
Liabilities:
Contingent consideration liabilities recorded for business combinations	$-	$-	$25.5	$-	$-	$44.2
Foreign currency contract liabilities	$-	$-	$-	$-	$1.3	$-

In our condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets except $600,000 of the ARS investments were included in prepaid expenses and other current assets as of June 30, 2015.

The contingent consideration liability recorded for business combinations was included in other long-term liabilities as of March 31, 2016 and acquisition-related liabilities as of June 30, 2015, respectively.

We measure our foreign currency contracts at fair value on a recurring basis.  We utilized Level 2 inputs to value the foreign currency forward contracts.  Specifically, we utilized quoted prices for similar assets and liabilities in markets that are not active.  Key inputs for the foreign currency forward contracts are spot rates and yield curves for the respective currencies.  There were no outstanding foreign currency contracts as of March 31, 2016.  The foreign currency contracts were included in other accrued liabilities as of June 30, 2015.

Changes in fair value of our Level 3 financial assets as of March 31, 2016 were as follows (in millions):

Balance as of June 30, 2015	$15.8
Net loss	(1.1)
Redemptions	(0.6)
Balance as of March 31, 2016	$14.1

Changes in fair value of our Level 3 contingent consideration liabilities as of March 31, 2016 were as follows (in millions):

Balance as of June 30, 2015	$44.2
Cash settlement of contingent consideration liability	(18.2)
Accretion and remeasurement	(0.5)
Balance as of March 31, 2016	$25.5

In connection with our acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement. As of March 31, 2016, the balance represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see Legal Proceedings under Note 9).

In connection with our acquisition of Pacinian Corporation, or Pacinian, we entered into a contingent consideration arrangement. As of March 31, 2016, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016.

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

There were no transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three and nine months ended March 31, 2016 and 2015.

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

5. Auction Rate Securities

Our ARS investments, which are primarily included in non-current other assets in the condensed consolidated balance sheets, have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful. During the nine months ended March 31, 2016, $0.6 million of our ARS investments were redeemed at par value.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of March 31, 2016 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $12.6 million maturing in fiscal year 2018 and $1.5 million fair value with no maturity date. As of March 31, 2016 all of our ARS investments are below investment grade.

The various types of ARS investments we held as of March 31, 2016, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$13.5	$(4.7)	(1)	$8.8	$3.8	$12.6
Preferred stock	5.0	(5.0)		-	1.5	1.5
Total ARS	$18.5	$(9.7)		$8.8	$5.3	$14.1

(1)

Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $4.1 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

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

	March 31,	June 30,
	2016	2015
Raw materials	$52.7	$75.5
Finished goods	80.0	64.7
	$132.7	$140.2

We record a liability for estimated probable losses on inventory purchase commitments.

7. Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of March 31, 2016 and June 30, 2015 (in millions):

	Weighted Average Life in Years	March 31, 2016	June 30, 2015
Display driver technology	5.3	$164.0	$164.0
Fingerprint authentication technology	3.6	75.6	75.6
ThinTouch technology	7.0	8.9	8.9
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Backlog	-	-	10.3
Patents	7.6	4.7	0.1
Supplier arrangement	1.8	22.0	22.0
Acquired intangibles, gross	4.3	324.9	330.6
Accumulated amortization		(140.5)	(95.2)
Acquired intangibles, net		$184.4	$235.4

The total amortization expense for the acquired intangible assets was $17.7 million and $20.8 million for the three months ended March 31, 2016 and 2015, respectively, and $55.6 million and $68.7 million for the nine months ended March 31, 2016 and 2015, respectively.  Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of March 31, 2016 (in millions):

Remainder of 2016	$17.7
2017	61.2
2018	49.8
2019	35.4
2020	11.9
2021	3.9
Thereafter	4.3
To be determined	0.2
Future amortization	$184.4

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31,	June 30,
	2016	2015
Customer obligations	$32.1	$36.9
Inventory obligations	23.3	17.2
Warranty	3.4	2.8
Other	21.4	17.2
	$80.2	$74.1

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity to secure our rights under the Agreement and Plan of Reorganization between us and Validity. Pursuant to the Agreement, we can offset costs, damages and settlements against the contingent consideration earnout balance for certain of the claims brought by Amkor.  Accordingly, we have reserved the remaining contingent consideration earnout balance of $25.5 million and have classified the reserve balance as a non-current liability, as final settlement of the Amkor complaint is not expected to occur within the next twelve months.

In September 2015, IIX Inc., or IIX, filed a complaint against us demanding payment of certain fees and costs plus interest allegedly due to IIX under a memorandum of understanding, or MOU, entered into between IIX and Renesas SP Drivers, Inc., or RSP (which we acquired on October 1, 2014), as well as litigation costs. In September 2015, we tendered a claim for indemnification from Renesas Electronics Corporation, or Renesas, on the basis that the IIX claim arises from a breach of Renesas’ obligations under the Stock Purchase Agreement that we executed with Renesas, among others, in June 2014.  Accordingly, we have retained ¥648 million of the indemnification holdback liability and have classified the reserve balance as a non-current liability, as final settlement of the IIX complaint is not expected to occur within the next twelve months.

We are involved in several other non-material litigation activities.  We have expensed all legal fees incurred to date in connection with our legal activities.

10. Debt

We have a credit agreement, or the Credit Agreement, in place with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP acquisition purchase price. Initial debt issuance costs were approximately $5.0 million, which are being amortized over 60 months.

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

The revolving credit facility and term loans under the Credit Agreement bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.  During the nine months ended March 31, 2016, the interest rates on our borrowings ranged from approximately 1.50% to 1.95%.

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ending March 31, 2015.  Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, with the final principal payment of $90.0 million due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.  As of March 31, 2016, the outstanding balance of the debt owed under the Credit Agreement was $238.8 million.

Borrowings under the Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR or a Base Rate, in each case plus the Applicable Margin.  The Applicable Margin is based on our consolidated total leverage ratio pursuant to a pricing grid set forth in the Credit Agreement.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of March 31, 2016, we were in compliance with the restrictive operating covenants.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Cost of revenue	$0.5	$0.4	$1.3	$1.0
Research and development	8.1	6.4	22.1	17.8
Selling, general, and administrative	6.4	4.8	17.5	13.0
Total	$15.0	$11.6	$40.9	$31.8
Income tax benefit on share-based compensation	$4.0	$3.2	$10.8	$8.9

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of March 31, 2016. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2015	2,870,425	$38.50
Granted	338,251	81.18
Exercised	(499,351)	29.77
Forfeited	(17,954)	70.40
Balance as of March 31, 2016	2,691,371	45.27	$83.9
Exercisable at March 31, 2016	1,932,151	33.50	$80.2

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2016 of $74.59 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2015	860,376
Granted	593,200
Delivered	(391,143)
Forfeited	(44,791)
Balance as of March 31, 2016	1,017,642	$75.9

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2016 of $74.59.

Of the shares delivered, 108,394 shares valued at $8.7 million were withheld to meet statutory minimum tax withholding requirements.

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

(100% + ([Synaptics TSR—SOX Index TSR] x 2))

Beginning with the MSU grants in fiscal 2015, the payout for the first tranche and the second tranche will not exceed 100% and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, which will then be reduced by shares issued for the first tranche and the second tranche.

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

During the nine months ended March 31, 2016, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of March 31, 2016 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2015	132,376
Granted	77,700
Performance adjustment	41,921
Delivered	(103,199)
Forfeited	(2,648)
Balance as of March 31, 2016	146,150	$10.9

We value the MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $11.6 million as of March 31, 2016, which will be recognized over a weighted average period of approximately 1.2 years.

Of the shares delivered, 54,534 shares valued at $4.8 million were withheld to meet statutory minimum tax withholding requirements.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine-month period ended March 31, 2016 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	146,117
Weighted average purchase price	$52.95
Cash received	$7.7
Aggregate intrinsic value	$4.9

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

The provision for income taxes of $1.4 million and $19.4 million for the three months ended March 31, 2016 and 2015, respectively, represented estimated federal, state, and foreign income taxes. The effective tax rate for the three months ended March 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  Additional federal research and development credits of $1.4 million related to fiscal 2015 were treated as a discrete tax benefit in the three months ended March 31, 2016.  The effective tax rate for the three months ended March 31, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options, partially offset by foreign income taxed at lower tax rates, and research and development credits.  The provision for income taxes for the three months ended March 31, 2015, excluding the impact of accounting for contingent consideration as a discrete item, would have been $18.9 million.

The provision for income taxes of $20.1 million and $38.0 million for the nine months ended March 31, 2016 and 2015, respectively, represented estimated federal, state, and foreign income taxes. The effective tax rate for the nine months ended March 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options.  Additional federal research and development credits of $4.5 million related to fiscal 2015 were treated as a discrete tax benefit in the nine months ended March 31, 2016.  The effective tax rate for the nine months ended March 31, 2015 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.  The provision for income taxes for the nine months ended March 31, 2015, excluding the impact of accounting for contingent consideration as a discrete item, would have been $39.9 million.

On March 31, 2016, Japan’s parliament approved legislation to reduce corporate combined income tax rates by 3.2 percentage points to 33.06%.  As this tax rate change was enacted after the third quarter of our fiscal 2016, we will account for the impact in the fourth quarter of our fiscal 2016.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act which made the federal research tax credit permanent, was passed on December 17, 2015.  The PATH Act retroactively extended federal research credit from January 1, 2015. As such, we recognized six months of tax benefit totaling $4.5 million from the federal research tax credit related to fiscal 2015.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $2.9 million during the nine months ended March 31, 2016 to $14.5 million from $11.6 million at June 30, 2015, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2016 was $1.5 million; this balance increased $0.4 million from June 30, 2015. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $1.0 million.

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

In September 2015, we were notified by the National Tax Agency of Japan that our open tax years would be subject to audit.  In April 2016, this audit was concluded with adjustments that are not material to our consolidated financial statements.  We expect to record the impact of this audit in the fourth quarter of our fiscal 2016.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016(1)	2015(1)	2016(1)	2015(1)
Japan	$111.6	$228.0	$581.3	$464.9
China	152.6	$112.3	384.4	386.8
United States	90.0	$71.0	207.3	153.3
South Korea	33.8	$29.5	122.0	108.3
Taiwan	12.8	$34.8	45.8	103.2
Other	1.7	$2.0	2.2	7.6
	$402.5	$477.6	$1,343.0	$1,224.1

(1)	Includes the results of operations from RSP, which was acquired on October 1, 2014.

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016(1)	2015(1)	2016(1)	2015(1)
Mobile product applications	$354.2	$417.5	$1,174.1	$1,015.6
PC product applications	48.3	$60.1	168.9	208.5
	$402.5	$477.6	$1,343.0	$1,224.1

(1)	Includes the results of operations from RSP, which was acquired on October 1, 2014.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Customer A	27%	18%	21%	18%
Customer B	19%	18%	21%	16%
Customer C	14%	11%	16%	*
Customer D	*	18%	*	11%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March 31,	June 30,
	2016	2015
Customer A	25%	13%
Customer B	17%	13%
Customer C	16%	13%
Customer D	*	20%

*	Less than 10%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 26, 2016 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We believe our results to date reflect the combination of our customer focus, the strength of our intellectual property and our engineering know-how, which allow us to develop and engineer products that meet the demanding design specifications of OEMs.

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

Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities. These expenses have generally increased, primarily reflecting incremental staffing and related support costs associated with our business acquisitions, increased business levels, increased litigation activity, growth in our existing markets, and penetration into new markets.

Restructuring costs include severance costs related to restructuring of the operations related to the RSP acquisition.

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. The Validity earn-out arrangement is now complete and the Pacinian earn-out arrangement is near the end of its earn-out period, therefore, we anticipate substantially less volatility in our estimate of contingent consideration through the remainder of fiscal 2016.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2016, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016(1)	2015(1)	$ Change	% Change	2016(1)	2015(1)	$ Change	% Change
Mobile product applications	$354.2	$417.5	$(63.3)	(15.2%)	$1,174.1	$1,015.6	$158.5	15.6%
PC product applications	48.3	60.1	(11.8)	(19.6%)	168.9	208.5	(39.6)	(19.0%)
Net revenue	402.5	477.6	(75.1)	(15.7%)	1,343.0	1,224.1	118.9	9.7%
Gross margin	144.4	164.3	(19.9)	(12.1%)	473.4	411.4	62.0	15.1%
Operating expenses:
Research and development	73.9	78.7	(4.8)	(6.1%)	233.0	213.5	19.5	9.1%
Selling, general, and administrative	43.6	35.8	7.8	21.8%	124.8	88.5	36.3	41.0%
Acquired intangibles amortization	4.7	4.6	0.1	2.2%	14.0	9.5	4.5	47.4%
Change in contingent consideration	1.1	(6.7)	7.8	116.4%	(0.5)	(18.3)	17.8	97.3%
Restructuring costs	-	-	-	nm (2)	1.9	-	1.9	100.0%
Operating income	21.1	51.9	(30.8)	(59.3%)	100.2	118.2	(18.0)	(15.2%)
Interest and other income/(expense), net	0.8	(1.0)	1.8	180.0%	(0.8)	(1.1)	0.3	27.3%
Income before provision for income taxes	21.9	50.9	(29.0)	(57.0%)	99.4	117.1	(17.7)	(15.1%)
Provision for income taxes	1.4	19.4	(18.0)	(92.8%)	20.1	38.0	(17.9)	(47.1%)
Net income	$20.5	$31.5	$(11.0)	(34.9%)	$79.3	$79.1	$0.2	0.3%

(1)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.
(2)	Not meaningful.

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March 31,		Increase/	March 31,		Increase/
	2016(1)	2015(1)	(Decrease)	2016(1)	2015(1)	(Decrease)
Mobile product applications	88.0%	87.4%	0.6%	87.4%	83.0%	4.4%
PC product applications	12.0%	12.6%	(0.6%)	12.6%	17.0%	(4.4%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	35.9%	34.4%	1.5%	35.2%	33.6%	1.6%
Operating expenses:
Research and development	18.4%	16.5%	1.9%	17.3%	17.4%	(0.1%)
Selling, general, and administrative	10.8%	7.5%	3.3%	9.3%	7.2%	2.1%
Acquired intangibles amortization	1.2%	1.0%	0.2%	1.0%	0.8%	0.2%
Change in contingent consideration	0.3%	(1.4%)	1.7%	0.0%	(1.5%)	1.5%
Restructuring costs	0.0%	0.0%	0.0%	0.1%	0.0%	0.1%
Operating income	5.2%	10.9%	(5.7%)	7.5%	9.7%	(2.2%)
Interest and other income/(expense), net	0.2%	(0.2%)	0.4%	(0.1%)	(0.1%)	0.0%
Income before provision for income taxes	5.4%	10.7%	(5.3%)	7.4%	9.6%	(2.2%)
Provision for income taxes	0.3%	4.1%	(3.8%)	1.5%	3.1%	(1.6%)
Net income	5.1%	6.6%	(1.5%)	5.9%	6.5%	(0.6%)

(1)	Includes the post-acquisition results of operations of RSP, acquired October 1, 2014.

Net Revenue

Net revenue was $402.5 million for the three months ended March 31, 2016 compared with $477.6 million for the three months ended March 31, 2015, a decrease of $75.1 million, or 15.7%. Of this net revenue, $354.2 million, or 88.0% was from mobile product applications and $48.3 million, or 12.0%, was from PC product applications. The decrease in net revenue for the three months ended March 31, 2016 was attributable to a decrease in net revenue from mobile product applications. Net revenue from mobile product applications decreased as a result of lower unit sales.  Net revenue from PC product applications decreased as a result of lower unit sales and lower average selling prices.

Net revenue was $1,343.0 million for the nine months ended March 31, 2016 compared with $1,224.1 million for the nine months ended March 31, 2015, an increase of $118.9 million, or 9.7%. Of this net revenue, $1,174.1 million, or 87.4% was from mobile product applications and $168.9 million, or 12.6%, was from PC product applications. The increase in net revenue for the nine months ended March 31, 2016 was attributable to an increase in net revenue from mobile product applications. Net revenue from mobile product applications increased as a result of higher unit sales, primarily due to sales of display driver integrated circuits, or DDIC products, acquired as a result of the RSP acquisition in October 2014, as well as slightly higher average selling prices.  Net revenue from PC product applications decreased as a result of lower unit sales and lower average selling prices.

Gross Margin

Gross margin as a percentage of net revenue was 35.9%, or $144.4 million, for the three months ended March 31, 2016 compared with 34.4%, or $164.3 million, for the three months ended March 31, 2015. The 150 basis point increase in gross margin was primarily due to product mix.

Gross margin as a percentage of net revenue was 35.2%, or $473.4 million, for the nine months ended March 31, 2016 compared with 33.6%, or $411.4 million, for the nine months ended March 31, 2015. The 160 basis point increase in gross margin was primarily due to a reduction of acquisition-related amortization costs and higher gross margins on our DDIC products, both directly related to the RSP acquisition in October 2014.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $4.8 million to $73.9 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The decrease in research and development expenses primarily reflected a $3.6 million decrease in supplies and project related costs; a $2.8 million decrease in non-employee services; partially offset by a $1.6 million increase in personnel-related costs, which included our annual merit increase, an increase in share-based compensation costs, and a small increase in headcount, partially offset by a reduction in our incentive pay accrual.

Research and development expenses increased $19.5 million to $233.0 million for the nine months ended March 31, 2016 compared with the nine months ended March 31, 2015. The increase in research and development expenses primarily reflected an $11.9 million increase in personnel-related costs, which included additional headcount related to the RSP acquisition in October 2014, our annual merit increase, an increase in share-based compensation costs, and additional headcount associated with an expanded product portfolio, partially offset by a reduction in our incentive pay accrual; a $9.6 million increase in infrastructure-related costs; and a $2.1 million increase in software license fees; partially offset by a $3.5 million decrease in non-employee services.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.8 million to $43.6 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase in selling, general, and administrative expenses primarily reflected a $5.4 million increase in professional fees, primarily related to an increase in legal fees and a $2.5 million increase in the foreign currency transaction and remeasurement losses.

Selling, general, and administrative expenses increased $36.3 million to $124.8 million for the nine months ended March 31, 2016 compared with the nine months ended March 31, 2015. The increase in selling, general, and administrative expenses primarily reflected a $19.2 million reduction in the foreign currency transaction and remeasurement gains/losses which have become losses in fiscal 2016; a $13.0 million increase in personnel-related costs, which included additional headcount related to the RSP acquisition in October 2014, our annual merit increase, an increase in share-based compensation costs, and additional headcount in our base business; and a $11.6 million increase in legal fees; partially offset by a $3.4 million decrease in non-employee services.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See note 7 to the condensed consolidated financial statements.

Change in Contingent Consideration. Our contingent consideration increased $7.8 million to an expense of $1.1 million for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The change was primarily attributable to the increase in the fair value of the contingent consideration, which resulted from an adjustment to account for actual unit sales of products embodying Validity fingerprint authentication technology through the end of the earn-out period.

Our contingent consideration increased $17.8 million to a credit of $0.5 million for the nine months ended March 31, 2016 compared with a credit of $18.3 million for the nine months ended March 31, 2015. The change was primarily attributable to a small decrease in the fair value of the contingent consideration, which resulted from a small adjustment to account for actual unit sales of products embodying Validity fingerprint authentication technology through the end of the earn-out period.

Restructuring costs.  Restructuring costs of $1.9 million in the nine months ended March 31, 2016 reflect severance costs related to restructuring of the operations related to the RSP acquisition.  These headcount-related costs were primarily in research and development.

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

The provision for income taxes of $1.4 million and $19.4 million for the three months ended March 31, 2016 and 2015, respectively, represented estimated federal, state, and foreign income taxes. The effective tax rate for the three months ended March 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  Additional Federal research and development credits of $1.4 million related to fiscal 2015 were treated as a discrete tax benefit in the three months ended March 31, 2016.  The effective tax rate for the three months ended March 31, 2015, diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options, partially offset by foreign income taxed at lower tax rates, and research and development credits.  The provision for income taxes for the three months ended March 31, 2015, excluding the impact of accounting for contingent consideration as a discrete item would have been $18.9 million.

The provision for income taxes of $20.1 million and $38.0 million for the nine months ended March 31, 2016 and 2015, respectively, represented estimated federal, state, and foreign income taxes. The effective tax rate for the nine months ended March 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration, and net unrecognized tax benefits associated with qualified stock options.  Additional Federal research and development credits of $4.5 million related to fiscal 2015 were treated as a discrete tax benefit in the nine months ended March 31, 2016.  The effective tax rate for the nine months ended March 31, 2015 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.  The provision for income taxes for the nine months ended March 31, 2015, excluding the impact of accounting for contingent consideration as a discrete item, would have been $39.9 million.

On March 31, 2016, Japan’s parliament approved legislation to reduce corporate combined income tax rates by 3.2 percentage points to 33.06%.  As this tax rate change was enacted after the third quarter of our fiscal 2016, we will account for the tax rate change in the fourth quarter of our fiscal 2016.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act which made the federal research tax credit permanent, was passed on December 17, 2015.  The PATH Act retroactively extended federal research credit from January 1, 2015. As such, we recognized a tax benefit totaling $4.5 million from the federal research tax credit related to fiscal 2015.

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

In September 2015, we were notified by the National Tax Agency of Japan that our open tax years would be subject to audit.  In April 2016, this audit was concluded with adjustments that are not material to our consolidated financial statements.  We expect to record the impact of this audit in the fourth quarter of our fiscal 2016.

Liquidity and Capital Resources

Our cash and cash equivalents were $406.1 million as of March 31, 2016 compared with $399.9 million as of June 30, 2015, an increase of $6.2 million.  The increase primarily reflected the combination of $143.4 million provided by operating cash flows and $22.5 million in proceeds from issuance of shares, partially offset by $125.0 million used to repurchase 1,668,713 shares of our common stock and $19.7 million used for the purchase of property and equipment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2016, $241.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2016 generated net cash of $143.4 million compared with $172.5 million of net cash generated during the nine months ended March 31, 2015. For the nine months ended March 31, 2016, net cash provided by operating activities was primarily attributable to net income of $79.3 million, plus adjustments for non-cash charges of $111.1 million, offset by a $47.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $34.3 million decrease in accounts payable, an $18.2 million decrease in acquisition-related obligations, and a $17.9 million decrease in income taxes payable; partially offset by a decrease of $7.5 million in inventory and a $7.1 million increase in other accrued liabilities. From June 30, 2015 to March 31, 2016, our days sales outstanding increased from 61 days to 71 days and our annual inventory turns decreased slightly from 8 to 7.

Cash Flows from Investing Activities. Investing activities during the nine months ended March 31, 2016 primarily used net cash of $19.7 million for purchases of property and equipment and $4.6 million for the purchase of intangible assets, compared with $294.3 million net cash used for acquisition of business, net of cash acquired, $40.8 million for the purchases of property and equipment, partially offset by $4.9 million in proceeds from sales of non-current investments during the nine months ended March 31, 2015.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2016, was $117.8 million compared with net cash provided from financing activities of $94.4 million provided by financing activities for the nine months ended March 31, 2015. Net cash used in financing activities for the nine months ended March 31, 2016 primarily related to $125.0 million used to repurchase 1,668,713 shares of our common stock.

Common Stock Repurchase Program. As of March 31, 2016, our board has cumulatively authorized $1.05 billion for our common stock repurchase program, which will expire in October 2017. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2016, we purchased 22,388,212 shares of our common stock in the open market for an aggregate cost of $776.7 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the nine months ended March 31, 2016, we repurchased 1,668,713 shares of our common stock for a total cost of $125.0 million. As of March 31, 2016, the remaining available authorization under our common stock repurchase program is $273.3 million.

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

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP acquisition purchase price. As of March 31, 2016, the outstanding balance of the debt was $238.8 million.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ending March 31, 2015. Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, with the final principal payment of $90.0 million due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  As of March 31, 2016, we were in compliance with the restrictive covenants.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our indemnification holdback liability associated with the RSP acquisition, our contingent consideration obligations associated with the acquisitions of Validity and Pacinian, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2016 were as follows (in millions):

	Remaining in Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Thereafter	Total
Long-term debt (1)	$4.8	$20.7	$22.1	$23.5	$192.5	$-	$263.6
Leases	2.5	7.1	3.3	1.1	0.5	0.6	15.1
Purchase obligations and other commitments (2)	23.3	-	-	-	-	-	23.3
Other long-term obligations (3)	59.0	-	-	25.5	-	5.8	90.3
Total	$89.6	$27.8	$25.4	$50.1	$193.0	$6.4	$392.3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers.
(3)	Represents a hold back liability under the definitive agreements for the RSP acquisition and payments due for earnout consideration.

In fiscal 2015 we completed the RSP acquisition. The purchase price at the closing date of the acquisition was paid entirely in cash, with ¥7.25 billion held back to address any post-closing adjustments or claims, or the indemnification holdback. We anticipate settlement of the majority of the indemnification holdback to occur in April 2016.  The indemnification hold back liability is $64.8 million as of March 31, 2016. We intend to retain approximately ¥648 million subject to resolution of the IIX legal dispute (see Legal Proceedings under Note 9)

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement. As of March 31, 2016, the balance represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see Legal Proceedings under Note 9). The earnout period for this arrangement was complete as of March 31, 2016.  We estimated the fair value of the final earnout consideration liability as of March 31, 2016 to be $25.5 million.

In connection with the Pacinian acquisition in June 2012, we entered into a contingent consideration arrangement and subsequently paid $5.0 million of additional consideration to the former Pacinian stockholders upon customer acceptance of a ThinTouch product. As of March 31, 2016, we may be required to make additional cash payments of up to $10.0 million as consideration to the former Pacinian stockholders based on unit sales of products utilizing ThinTouch technology through June 2016. We estimated the fair value of the contingent consideration liability as of March 31, 2016 to be zero.

The amounts in the table above exclude unrecognized tax benefits of $14.5 million. As of March 31, 2016, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In April 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, for revenue from contracts with customers identifying performance obligations and licensing.  The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. This ASU will be effective for us in the first quarter of fiscal 2019, with early adoption permitted in the first quarter of fiscal 2018.  We are evaluating the effects of adoption of this ASU on our financial statements.

In March 2016, the FASB issued an ASU for stock compensation.  This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for us beginning in the first quarter of fiscal 2018, with early adoption permitted.  We are evaluating the timing of our adoption of this ASU as well as the effects of adoption of this ASU on our financial statements.

In March 2016, the FASB issued an ASU on Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard. The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The new standard will be effective for us in the first quarter of fiscal 2019, with early adoption permitted in the first quarter of fiscal 2018.  We are evaluating the effects of adoption of this ASU on our financial statements.

In February 2016, the FASB issued an ASU on leases. This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning in the first quarter of our fiscal year 2020, with early adoption permitted. We are evaluating the effects of adoption of this ASU on our financial statements.

In January 2016, the FASB issued an ASU on Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in our first quarter of fiscal 2019, with early adoption permitted. We are evaluating the effects of the adoption of this ASU on our financial statements.

In November 2015, the FASB issued an ASU on Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for us beginning in our first quarter of fiscal 2018, with early adoption permitted. We are evaluating the timing of our adoption of this ASU as well as the effects of the adoption of this ASU on our financial statements.

In July 2015, the FASB issued an ASU that requires an entity to measure inventory at the lower of cost and net realizable value when the FIFO or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for our first quarter of fiscal 2018, with early adoption permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.

In May 2014, the FASB issued an ASU on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue which it expects to be entitled to for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective. The new standard is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We are evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, our market risk related to interest rates on our cash and cash equivalents and ARS investments, variable interest rate risk, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.05 billion for our common stock repurchase program, which expires October 2017.  There were no repurchases under our common stock repurchase program during the three-month period ended March 31, 2016.

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

SYNAPTICS INCORPORATED

Date: May 4, 2016	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 4, 2016	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer