Form 10-K
period 2016-06-25
SYNAPTICS Inc
filed 2016-08-26
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 25, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (32,351,299 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 24, 2015 of $81.00, was $2,620,455,219.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 16, 2016, there were outstanding 34,811,465  shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2016

Statement Regarding Forward-Looking Statements

This Report on Form 10-K for the year ended June 25, 2016 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as ”expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this Report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading worldwide developer and supplier of custom-designed human interface product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, and other select electronic devices, including devices in automobiles, with our customized human interface solutions.  Every solution we deliver either contains or consists of our touch-, display driver- or fingerprint authentication-based semiconductor solutions, which includes our chip, customer-specific firmware, and software.

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

Our website is located at www.synaptics.com.  Through our website, we make available, free of charge, all our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These reports are available on our website promptly after their electronic filing with the SEC.  Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.  The contents of our website are not incorporated into or deemed to be a part of this report.

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 25, 2016, June 27, 2015 and June 28, 2014.  For ease of presentation, this report shows reporting periods ending on calendar month- or year-end dates as of and for all periods presented, unless otherwise indicated.

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human interface product solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the growing mobile product applications markets, which include all discrete touch controller products, display driver (DDIC) products, touch and display driver integration (TDDI) products, and fingerprint authentication-based products.  Based on these strengths, we are pursuing opportunities created by the growth of mobile computing communications, mobile product applications and entertainment devices.  Mobile product applications include smartphones, tablets, large touchscreen applications, as well as a variety of mobile, handheld, wireless, and entertainment devices.  Our array of human interface product solutions for mobile product applications are designed to enrich the interface on smartphones, tablets, and peripherals, allowing the user to access their devices or applications through fingerprint recognition,  to view the screen on their devices, and to more easily use or navigate complex menu systems on their devices.  We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, secure access, durability, reliability, and simplified security enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Our human interface product solutions for mobile applications constitute a substantial percentage of our net revenue.  Net revenue for our human interface product solutions for mobile product applications accounted for approximately 88%, 85%, and 73% of our net revenue for fiscal 2016, 2015, and 2014, respectively.  Our ongoing success in serving these markets will depend upon the continued growth of the smartphone portion of the overall mobile phone market; our continued growth in the tablet and large touchscreen applications markets; our ability to demonstrate to mobile product applications OEMs the advantages of our human interface product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface product solutions.  In addition, our success will depend on our ability to demonstrate to mobile product applications OEMs the advantages of our DDIC products, our TDDI products, our flexible touchscreen and fingerprint sensor fulfillment model and systems engineering expertise.

Industry projections for the smartphone market for the 2016 to 2017 calendar year period show a growth rate of approximately 6%, reflecting the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market.  These products require a simple, durable, and intuitive human interface product solution to access their devices or applications, including to authenticate the user, through fingerprint recognition enable the user to view and navigate efficiently through menus and scroll through information contained in the host device.  We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface product solutions by OEMs in this market.

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

PC Product Applications Market

We provide custom human interface product solutions for navigation, cursor control, and multimedia controls and for access to devices or applications through fingerprint recognition for many of the world’s premier PC OEMs.  These functions are offered as stand-alone and integrated touch pad plus fingerprint recognition solutions.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and monitors for all-in-one and desktop product applications.  Net revenue for our human interface product solutions for PC product applications accounted for approximately 12%, 15%, and 27% of our net revenue for fiscal 2016, 2015, and 2014, respectively.

While the latest industry projections for notebook units shows a declining rate of approximately 3% from the 2016 to 2017 calendar year period, we continue to expand our available product offerings through technology development and acquisitions enabling us to increase our product content within each notebook unit.  We are also applying our technologies to enable adoption of fingerprint recognition solutions in all-in-one and desktop products to broaden our market opportunities.  Based on the strength of our technology and engineering know-how, we believe we are well positioned to continue to take advantage of opportunities in the PC product applications market.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface product solutions for the mobile product applications markets, including smartphones, tablets and large touchscreens, and for the PC product applications market.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our product solutions and offer innovative product solutions to customers across multiple markets.  We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We also plan to expand our research and development efforts through increased investment in our engineering activities, including ongoing enhancement of our TDDI technology and development of OLED technology, the hiring of key engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, the most advanced, easy-to-use, functional human interface semiconductor product solutions to our target markets.

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

Emphasize and Expand Customer Relationships

We plan to emphasize and expand our strong and long standing customer relationships and seek to build and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human interface product solutions for our customers' products.  We believe that our human interface product solutions enable our customers to deliver simplified security and a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface product solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our human interface product solutions.  We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts.  We also focus on providing timely support to our customers after their purchase of our solutions.

We plan to increase our business with existing customers and attract new customers by offering fingerprint sensor solutions, display driver solutions, and both custom designed touch solutions, as well as design tools, documentation, a family of capacitive sensing ASICs, and technical support to assist the development of human interface designs in products such as smartphones, tablets, notebooks, PC peripherals, and other digital entertainment devices.  We offer our customers a choice of determining the most optimal way to meet their emerging and growing touch solution needs:  our chip solutions or our traditional custom module solutions, which enable customers to utilize our proprietary solutions together with third-party components and assembly.  Our chip solution consists of our proprietary integrated circuit, customer-specific firmware, and software.  Touchscreen applications for mobile phones, tablets, and notebooks are primarily a chip solution.  Display driver products for mobile phones and tablets are a chip solution.  Automotive products are a chip solution.  Fingerprint sensor products are a module solution.

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

Competitive Advantages

We develop and enhance human interface technologies that provide simplified security and enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface product solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions.  Our extensive array of technologies include chips, firmware, software, mechanical and electrical designs, fingerprint authentication, pattern recognition, touch- and multi-finger touch-sensing technologies, and display driver technologies.

Our human interface products are custom engineered, total solutions for our customers, and include sensor design, module layout, chips, firmware, and software features for which we provide manufacturing and design support, and device testing. This allows us to be a one-stop supplier for complete human interface design from the concept prototyping, to product development, to manufacturing, to testing and support.  Through our engineering know-how and technological expertise, we provide our customers with solutions that address their individual design requirements and result in high-performance, feature-rich, and reliable interface solutions.  We believe our interface solutions offer the following characteristics:

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
•

Advanced Functionality.  Our interface solutions offer advanced features, such as force sensing, virtual scrolling, customizable tap zones, edge motion, and tapping and dragging icons, to enhance the user experience.

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

Our emphasis on technological leadership and design capabilities positions us to provide unique human interface product solutions that address specific customer requirements, as well as satisfy our customers’ specifications, including features and functionality, industrial design, security, mechanical, and electrical requirements.  Our products also offer unique integration options, including the ability to place our capacitive sensors underneath the plastic or glass of the device, allowing for streamlined and stylized designs, and LED integration to indicate status or enhance industrial design.

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

We utilize capacitive technology, rather than resistive or mechanical technology, in our touch and fingerprint sensor solutions.  Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts and does not require activation force, thereby providing a durable, more reliable solution that can be integrated into both curved and flat surfaces.  Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.

Products

Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

ClearPad®

Our ClearPad family of products enables the user to interact directly with the display on electronic devices, such as smartphones and tablets.  Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption.  We typically sell our ClearPad solution as a chip or tail, together with customer-specific firmware, to sensor manufacturers to use in the production of both discrete and integrated touchscreen products.  A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as a Liquid Crystal Display, or LCD, or an Organic Light Emitting Diode, or OLED, and combined with a flexible circuit material and a touch controller chip.  A display integrated touchscreen product typically consists of a capacitive touch sensor embedded into the LCD panel, combined with a flexible circuit material and a touch controller chip.  Each ClearPad solution is custom designed to integrate customer-specific input preferences such as force sensing, pen input, gloved finger recognition, proximity, finger hover, and air swipe functionality.

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

Our ClearPad Series 7 product family is designed to meet the requirements of the large touchscreen market for products more closely related to notebooks, slates, tablets, and similar devices.  Our ClearPad Series 7 products include low-cost, single-chip touchscreen solutions and multi-chip touchscreen solutions designed for devices that have more demanding user input requirements, such as gaming applications.

ClearViewTM

Our ClearView family of DDICs offers advanced image processing and low power technology for entry-level smartphones through high-resolution tablets. ClearView products include adaptive image processing that works in concert with proprietary customization options to enable development of efficient and cost-effective solutions and faster time to market.  Our DDICs offer automatic regional control of color balance and sunlight readability enhancement capabilities that optimize image quality under various lighting conditions.

TouchViewTM

Our TouchView products integrate touch and display technologies to deliver advanced performance and simplified design.  Our proprietary algorithms synchronize touch sensing with display driving, effectively eliminating display-induced noise and improving capacitive sensing performance.  TouchView display integration allows for thinner touchscreens with narrower bezels for greater industrial design flexibility.  TouchView is available in two-chip and single-chip (TDDI) configurations, providing a range of solutions suitable for hybrid and full in-cell touchscreen designs.  Both configurations reduce manufacturing complexity and simplify the supply chain for OEM device manufacturers.

Natural IDTM

Our Natural ID family of fingerprint ID products is designed for use in smartphones, tablets, notebook PCs, PC peripherals, and other applications.  Thin form factors provide industrial design flexibility, while robust matching algorithms and anti-spoofing technology provide strong security.  The family spans a range of form factors, colors, and materials suitable for design on the front, back or side of a device.

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

TouchPadTM

Our TouchPad family of products, which can take the place of, and exceed the functionality of a mouse, is a small, touch-sensitive pad that senses the position and movement of one or more fingers on its surface through the measurement of capacitance.  Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation, cursor movement, and gestures, and provides a platform for interactive input for both the consumer and corporate markets.  Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive human interface semiconductor product solutions.  Our TouchPad solutions also offer various advanced features, including scrolling, customizable tap zones, tapping and dragging of icons, and device interaction.

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

SecurePadTM

Our SecurePad integrates our Natural ID fingerprint sensor directly into the TouchPad area, improving usability for end users and simplifying the supply chain for notebook PC manufacturers.

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

ForcePad®

Our ForcePad is a thinner version of our ClickPad, which introduces a new dimension in control through the addition of variable force sensitivity.  ForcePad is designed to provide consistent performance across OEM models through its design intelligence and self-calibration features.  By detecting the amount of force applied, ForcePad is engineered to enable more intuitive and precise user interactions in operating system controls and applications.  Designed with thin and light notebooks in mind, ForcePad is 40% thinner than a conventional touch pad.  Automotive OEMs are also considering this technology as part of their human interaction options.

Other Products

Other product solutions we offer include Dual Pointing Solutions, TouchStykTM, and TouchButtonsTM.   Our dual pointing solutions offer TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice.  TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that used in our TouchPad.  TouchButtons provide capacitive buttons and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons.

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

SignalClarityTM Technology

SignalClarity technology provides an improved signal-to-noise ratio for enhanced touch detection and noise immunity and enables smartphone OEMs to support inexpensive chargers and work with multiple display types.  SignalClarity technology works with various display configurations, including discrete sensors, sensor-on-lens, on-cell, and in-cell touchscreen designs.

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

ClearForceTM

ClearForce gives our ClearPad and TouchView solutions a new dimension in user interfaces, by enabling features such as scrolling, zoom, text or photo editing, and enabling users to engage in gaming or other multi-touch applications by applying variable force with a finger or stylus.

Design StudioTM

Our Design Studio streamlines the touchscreen design process, while reducing total design cost and accelerating time to market. The tool suite assists designers in creating optimal products that are tightly aligned with target design and performance specifications. Design Studio works seamlessly with multiple display configurations and stack-ups, including discrete sensor, on-glass-sensor, on-cell, and in-cell solutions. Design Studio includes tuning and configuration wizards, production test tools, and diagnostics tools that configure and test chips and modules built using Synaptics capacitive sensing technology.

SentryPointTM

Our SentryPoint is a suite of advanced security features available on our Natural ID fingerprint products. Capabilities include fingerprint matching directly on the sensor chip, advanced anti-spoofing technology, a cryptographic security engine, security key module generation, 256-bit AES encryption and TLS secure communications between the fingerprint subsystem and the host platform.

Image StudioTM

Our Image Studio simplifies the display design process, reducing design costs and accelerating time to market. The tool suite assists designers in creating displays that are tightly aligned with target design and performance specifications. Image Studio works seamlessly with all display drivers and can be used for tuning on the panel or at the phone level. Image Studio includes tuning and configuration wizards and diagnostics tools that configure and test the modules built using Synaptics DDICs.

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

Capacitive Force Sensing Technology.  This technology senses the direction and magnitude of a force applied to an object.  The object can either move when force is applied, like a typical joystick used for gaming applications, or it can be isometric, with no perceptible motion during use, like our TouchStyk, ForcePad, or ClearForce.  The primary competition for this technology is resistive strain gauge technology.  Resistive strain gauge technology requires electronics that can sense very small changes in resistance, presenting challenges to the design of that circuitry, including sensitivity to electrical noise and interference.  Our electronic circuitry determines the magnitude and direction of an applied force, permits very accurate sensing of tiny changes in capacitance, and minimizes electrical interference from other sources.  Our capacitive force sensing technology can be integrated with our position sensing technology.

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

Mixed-Signal Integrated Circuit Technology.  This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface.  Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.  Our mixed-signal technology consists of a broad portfolio of circuit expertise in areas such as the following:

•	precision capacitance measurement;
•	power management (switching converters, charge pumps, and Low-dropout regulators (“LDOs”));
•	analog-to-digital and digital-to-analog converters;
•	LCD source and VCOM drivers;
•	high-speed serial interfaces;
•	display timing controllers (“TCONs”);
•	DDICs;
•	SRAM, DRAM, and non-volatile memories;
•	VLSI digital circuits with multiple clock and power domains; and
•	communications and signal processing circuits.

Display Systems and Circuit Technology.  This technology enables us to develop optimized human interface semiconductor product solutions with improved compatibility with their application environments. This technology consists of mobile and large format display semiconductor expertise, including the following functional blocks:

•	TCONs;
•	DDICs;
•	TFT gamma references;
•	VCOM drivers;
•	source drivers;
•	content adaptive brightness control;
•	contrast enhancement;
•	color enhancement;
•	color space adjustment;
•	gamma curve control;
•	local area active contrast optimization;
•	sunlight readability enhancements;
•	adaptive image compression;
•	image decompression;
•	sub-pixel rendering;
•	video scaling;
•	edge enhancement;
•	frame rate control;
•	selective update;
•	force, touch and display synchronization;

•	high-speed serial interfaces such as MIPI DSI and Qualcomm MDDI; and
•	display power circuits such as inductive switchers, charge pumps, and LDOs.

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

Multi-touch Technology.  This technology allows us to create capacitive touch products that simultaneously track the presence, position and other characteristics of multiple objects in contact with or in close proximity to a flat or curved touch surface.  It enables, for example, the recognition of multi-finger gestures, the tracking of a stylus position while the user’s palm is also in contact with the touch surface, and the simultaneous interaction of multiple users with the same touch surface.

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

Fingerprint Sensing Technology.  This technology provides for fingerprint authentication by scanning and matching an image of a user’s fingerprint, as well as initial fingerprint enrollment.  Our sensing technology also incorporates spoof detection.  Our fingerprint sensing technology simplifies the system or application authentication process by substituting the user’s fingerprint for the login name and password.  Our technology includes many implementation choices including back of phone, button integration, touchpad integration, and under glass.

Research and Development

We conduct ongoing research and development programs that focus on advancing our existing interface technologies, improving our current product solutions, developing new products, improving design and manufacturing processes, enhancing the quality and performance of our product solutions, and expanding our technologies to serve new markets.  Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions.  Our long-term vision is to offer human interface semiconductor product solutions, such as touch, fingerprint, handwriting, vision, voice capabilities, and other biometrics that can be readily incorporated into various electronic devices.

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

As of the end of fiscal 2016, we employed 1,246 people in our technology, engineering, and product design functions in the United States, Taiwan, Japan, India, Korea, China, Hong Kong, and Armenia.  Our research and development expenses were approximately $311.2 million, $293.2 million, and $192.7 million for fiscal 2016, 2015, and 2014, respectively.

Intellectual Property Rights

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products.  We rely on a combination of patents, trade secrets, copyrights, confidentiality agreements, and other statutory and contractual provisions to protect our intellectual property, but these measures may provide only limited protection.

As of June 25, 2016, we held 816 active patents and 1,030 active patents pending worldwide.  Collectively, these patents and patent applications cover various aspects of our key technologies, including those for opaque touchpads, clear touch screens, fingerprint sensors, and displays.  Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

Our extensive array of technologies includes those related to integrated circuits (ICs), firmware, software, and mechanical hardware.  Our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products.  Furthermore, the lengths of our customers’ design cycles and the customizations required by our customers’ products also serve to protect our intellectual property rights.

Customers

Our customers include many of the world’s largest smartphone, tablet, and PC OEMs, based on unit shipments, as well as a variety of consumer electronics manufacturers.  Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time deliveries have resulted in our leadership position in providing human interface semiconductor product solutions.  We believe our strong relationship with our OEM customers, many of which are also currently developing tablets and mobile application products, will continue to position us as a source of supply for their product offerings.

Our leading OEM customers in fiscal 2016 included the following:

• Acer	• LG Electronics
• Dell	• Oppo Mobile
• Hewlett-Packard	• Samsung
• Huawei	• Sony
• Lenovo	• Vivo
• LeTV	• Xiaomi

We generally supply custom-designed products to OEMs through their contract manufacturers, supply chains or distributors.  Sales to Samsung Electronics Co., Ltd. and its affiliates, Sanshin Electronics Co., Ltd., and Fuhrmeister Electronics Co., Ltd. accounted for 21%, 20%, and 15% of our net revenue in fiscal 2016, respectively.

We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers.  Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our human interface semiconductor product solutions in their products.  The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon delivery by us, and pay us directly for those purchases.  These customers have no return privileges except for warranty provisions.

Strategic Relationships

We have used strategic relationships to enhance our ability to offer value-added customer solutions in the past. We intend to enter into additional strategic relationships with companies that may help us serve our target markets.

Sales and Marketing

We sell our product solutions for incorporation into the products of our OEM customers.  We generate sales through direct sales employees as well as outside sales representatives, distributors and value added resellers.  Our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions.  Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers' decision makers throughout the product development and order process.

As of the end of fiscal 2016, we employed 310 sales and marketing professionals.  We maintain customer support offices domestically and internationally, which are located in the United States, Taiwan, China, India, Korea, Japan, and Europe. In addition, we utilize value-added resellers and sales distributors in China, Japan, and Taiwan.

International sales constituted over 85% of our revenue for each of fiscal 2016, 2015, and 2014.   Approximately 81% of our sales in fiscal 2016 were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with note 13 to the consolidated financial statements contained elsewhere in this report.

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

Our third-party contract manufacturers and semiconductor fabricators are Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We do not, however, have long-term agreements with any of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  Our reliance on these parties exposes us to vulnerability owing to our dependence on few sources of supply.  We believe, however, that other sources of supply are available.  In addition, we may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.

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

Backlog

As of the end of fiscal 2016, we had a backlog of orders of $182.8 million, an increase of $23.8 million compared with a backlog of orders as of the end of fiscal 2015 of $159.0 million.  The quantity of units in backlog is higher for products ordered by customers at the end of fiscal 2016 than those ordered at the end of fiscal 2015, which is partially offset by slightly lower average selling prices due to the mix of products ordered by customers.  Our backlog consists of products for which purchase orders have been received and which are scheduled for shipment in the subsequent quarter.  Most orders are subject to rescheduling or cancellation with limited penalties.  Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Competition

Our touch, display and finger-based semiconductor products are sold into markets for mobile applications products, PC product applications and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Atmel, Elan Microelectronics, Focaltech Systems, Goodix, Melfas, Parade Technologies, Samsung LSI, STMicroelectronics and various other companies involved in human interface semiconductor product solutions.  Our principal competitors in the sale of notebook touch pads are Alps Electric and Elan Microelectronics.  Our principal competitors in the sale of display driver products and TDDI products for the mobile and PC product applications markets include Focaltech, Himax Technologies, Novatek Microelectronics and SiliconWorks.  Our principal competitors in the sale of fingerprint authentication solutions for the mobile and PC product applications markets are Cypress Semiconductor, Egis Technology, Elan Microelectronics, Fingerprint Cards, Goodix, IDEX, NEXT Biometrics, Silead and Qualcomm.  In certain cases, large OEMs may acquire a competing technology, develop alternative human interface semiconductor product solutions for their own products or provide alternative key components for use in designing human interface semiconductor product solutions.

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

Employees

As of the end of fiscal 2016, we employed a total of 1,763 persons, including 207 in operations, finance, and administration; 310 in sales and marketing; and 1,246 in research and development.  Of these employees, 667 were located in North America, 1,087 in Asia/Pacific, and 9 in Europe.  We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 16, 2016:

Name	Age	Position
Richard A. Bergman	52	President and Chief Executive Officer, and Director
Wajid Ali	43	Senior Vice President and Chief Financial Officer
Kevin D. Barber	56	Senior Vice President and General Manager, Smart Display Division
Scott Deutsch	51	Senior Vice President, Worldwide Sales
Ritu Favre	47	Senior Vice President and General Manager, Biometrics Product Division
John McFarland	49	Senior Vice President, General Counsel and Secretary
Huibert Verhoeven	48	Senior Vice President and General Manager, Human Interface Systems Division
Alex Wong	61	Senior Vice President, Worldwide Operations

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

Ritu Favre has been Senior Vice President and General Manager of the Biometrics Product Division of our company since June 2014.  Prior to joining our company, Ms. Favre held various senior level positions at Freescale Semiconductor from 2003 to 2014, including Senior Vice President and General Manager of the RF Division from 2012 through 2014, and Vice President and Division General Manager of the RF Division from 2010 to 2012.  Ms. Favre ran the North America/Japan Automotive Business in the Analog and Mixed Signal Products Division inside Motorola Semiconductor from 2002 to 2003 and the Compound Semiconductor business in the Motorola Wireless Infrastructure Division from 1999 to 2002. Ms. Favre holds a Bachelor of Science degree in Electrical Engineering, as well as a Master’s of Science degree in Electrical Engineering from Arizona State University.

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

Net revenue from our human interface solutions for mobile product applications, particularly smartphones, has been volatile in the past.  Our net revenue from our human interface solutions for mobile product applications may not increase or be less volatile in the future.  Net revenue from our human interface solutions for mobile product applications was $1,459.5 million for fiscal 2016, $1,442.1 million for fiscal 2015, and $689.8 million for fiscal 2014.  Our human interface business for mobile product applications faces many uncertainties, including our success in enhancing our position in evolving markets dominated by a limited number of OEMs, and market acceptance of our product solutions over competitive product solutions.  Our inability to address these uncertainties successfully would negatively affect our business.

We are exposed to industry downturns and cyclicality in our target markets that may result in fluctuations in our operating results.

The consumer electronics industry has experienced significant economic downturns at various times.  These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity.  In addition, the consumer electronics industry is cyclical in nature.  We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments.  We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

We cannot assure you that our human interface business for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.

Our product solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of mobile computing, communication, entertainment, automotive and electronic devices in addition to notebook computers and smartphones.

Various target markets for our interface solutions, such as automotive touchscreens, may develop slower than anticipated or could utilize competing technologies.  The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

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

Many manufacturers of these products have well-established relationships with competitive suppliers.  Our ongoing success in these markets will require us to offer better performance alternatives to other solutions at competitive costs.  The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede our sales growth and could result in substantially reduced earnings and a restructuring of our operations.  We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.

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

We must maintain our relationships with our existing customers, particularly with the leading notebook computer OEMs, and expand our relationships with smartphone and tablet OEMs. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay at any time, subject to certain limitations.  In order to meet the expectations of our customers, we must provide innovative human interface solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals.  If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected.  Sales to Samsung Electronics Co., Ltd. and its affiliates, Sanshin Electronics Co., Ltd., and Fuhrmeister Electronics Co., Ltd. accounted for 10% or more of our net revenue in fiscal 2016.  Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition and business.

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

We depend on our contract manufacturers and semiconductor fabricators to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in China, Taiwan, and Thailand.  We provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We do not, however, have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins.  Although we have been able to obtain increased production capacity from our third-party contract manufacturers in the past, there is no guarantee that our contract manufacturers will be able to increase production capacity to meet customer demands in the future.  Our contract manufacturers also serve other customers, a number of which have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs or disrupt our supply of such products.  The loss of relationships with our contract manufacturers or assemblers, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and adversely affect our operating results.

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

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies.  This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.  Depressed economic conditions, a slowdown in the PC or mobile product applications markets, the emergence of new products not including our product solutions, rapid changes in the smartphone market and competitive pressures may result in lower demand for our product solutions and reduced unit margins.

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

Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by contract manufacturers and semiconductor fabricators.  We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland, and Taiwan.  These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

•	difficulties and costs of staffing and managing a multinational organization;
•	unexpected changes in regulatory requirements;
•	differing labor regulations;
•	potentially adverse tax consequences;
•	tariffs, duties and other trade barrier restrictions;
•	changes to export or import compliance laws;
•	possible employee turnover or labor unrest;
•	greater difficulty in collecting accounts receivable;
•	the burdens and costs of compliance with a variety of foreign laws;
•	the volatility of currency exchange rates;
•	potentially reduced protection for intellectual property rights;
•	political or economic instability in certain parts of the world; and
•	natural disasters, including earthquakes or tsunamis.

If any of these risks associated with international operations materialize, our operations could be disrupted, which would negatively affect our operating results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2016, approximately 10% of our costs were denominated in non-U.S. currencies, including Armenian dram, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins, and could result in exchange losses.  In addition, currency devaluation could result in a loss to us if we hold deposits of that currency.  Hedging foreign currencies can be difficult, especially if the currency is not freely traded.  We cannot predict the impact of future exchange rate fluctuations on our operating results.

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

In connection with the expansion and diversification of our product and customer base, we may increase our personnel and make other expenditures to meet demand for our expanding product offerings, including offerings in the mobile product applications market and the notebook computer market.  Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability.  Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our contract manufacturers.  An inability to quickly expand our development, design or production capacity or an inability of our third-party manufacturers to quickly expand development, design or production capacity to meet this customer demand could result in a decrease to our revenue or operating results. If we cannot manage our growth effectively, our business and operating results could suffer.

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and other key personnel.  The competition for qualified management and key personnel, especially engineers, is intense.  Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, and our key executives have change of control severance agreements, we do not have employment agreements with many of them.  The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products and therefore, some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited.  Confidentiality and non-disclosure agreements which are in place may not be adequate to protect our proprietary technologies or may be breached by other parties. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention assignment agreements.  Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products, or may use our technologies and products competitively and without appropriate limitations. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Other companies, including our competitors, may independently develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our technologies and products.

We may pursue, and are currently defending litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others.  These litigations, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

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

We expect to continue to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise create growth opportunities.  We cannot accurately predict the timing, size, and success of any future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria.  Acquisitions may also become more difficult in the future as we or others acquire the most attractive candidates.  Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.  If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

We may be unable to effectively complete an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; efficiently manage, combine or restructure the operations of the acquired businesses with our operations; achieve our operating, growth, and performance goals for acquired businesses; achieve additional revenue as a result of our expanded operations; or achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies.  The integration of acquired businesses involves numerous risks, including the following:

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

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement and other indebtedness we may incur from time to time.

We incurred a significant amount of indebtedness in connection with the acquisition of Renesas SP Drivers, Inc., or RSP, in fiscal 2015 (we refer to that acquisition herein as the “RSP Acquisition”). We entered into a credit agreement (which we refer to herein, as amended and supplemented, as the “Credit Agreement”) with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders, in connection with the RSP Acquisition. Our current and long-term bank debt incurred in connection with the close of the RSP Acquisition was approximately $250.0 million, and we have $150.0 million of undrawn availability in the revolving credit facility under the Credit Agreement. As of June 30, 2016, our current and long-term bank debt outstanding is $238.8 million.

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

The Credit Agreement includes certain covenants that limit (subject to certain exceptions) our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) incur or suffer to exist liens securing indebtedness; (iii) make investments; (iv) consolidate, merge or transfer all or substantially all of our assets; (v) sell assets; (vi) pay dividends or other distributions on, redeem or repurchase capital stock; (vii) enter into transactions with affiliates; (viii) amend, modify, prepay or redeem subordinated indebtedness; (ix) enter into certain restrictive agreements; (x) engage in a new line of business; and (xi) enter into sale leaseback transactions. In addition, the Credit Agreement contains financial covenants that (i) restrict the amount of capital expenditures that may be made in any fiscal year, (ii) require the ratio of the amount of our consolidated total indebtedness to consolidated EBITDA to be less than certain maximum ratio levels, and (iii) require the ratio of the amount of our consolidated EBITDA to consolidated interest expense to be greater than a certain minimum ratio level.

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

We are subject to rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires us to include in our quarterly and annual reports on Forms 10-Q and 10-K, our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting.  We have concluded that our internal control over financial reporting is effective, however, we need to maintain our existing processes and systems and adapt such processes and systems as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with SOX is expensive, time-consuming and requires significant management attention. We cannot be certain that we will be able to maintain adequate and effective internal controls over our financial processes and reporting and ensure compliance with SOX and SEC rules. Furthermore, as we grow our company or acquire other companies, our internal controls may become more complex and may require significantly more resources to ensure they remain effective.  Failure to comply with SOX and SEC rules, including a delay in or failure to successfully integrate new businesses into our internal control over financial reporting, a failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could harm our operating results or cause us to not meet our reporting obligations. If we or our auditors identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. Remediation of a material weakness could require us to incur significant expense and expend significant management attention.  Failure to remedy any material weakness could result in inaccurate financial statements, an inability for the company to report our financial results on a timely and accurate basis, a loss in investor confidence, decline in the trading price of our common stock, restriction on access to worldwide capital markets, and sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Select Market.

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

During the third quarter of calendar year 2012, the SEC adopted rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank.  These rules impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries.  Compliance with these rules results in additional costs and expenses, including costs and expenses incurred for due diligence to determine and verify the sources of any conflict minerals used in our products, and remediation and other changes to products, processes, or sources of supply as a consequence of such verification efforts.  These rules may also affect the sourcing and availability of minerals used in the manufacture of our products as there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products.  There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices.

Repatriation of our foreign earnings to the United States or changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business.

We consider the undistributed operating earnings of certain foreign subsidiaries, which totaled approximately $680.9 million as of the end of fiscal 2016, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of these undistributed operating earnings.  Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate.  If we do need to access our foreign subsidiaries’ undistributed earnings for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, which would adversely impact our financial position and results of operations.  Additionally, if changes to tax laws or Tax Court decisions invalidate existing tax laws or regulations upon which we have relied, this could adversely impact our financial position and results of operations.

If tax laws change in the jurisdictions in which we do business or if we receive a material tax assessment in connection with an examination of our income tax returns, our consolidated financial position, results of operations and cash flows could be adversely affected.

We are subject to U.S. federal, state, and foreign income taxes in the various jurisdictions in which we do business. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws in those jurisdictions. In addition, we are subject to the examination of our income tax returns by the tax authorities in the jurisdictions in which we do business. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws.  Our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation.  While we believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties, the resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, result of operations, or cash flows.

We face risks associated with security breaches or cyber attacks.

We face risks associated with security breaches or cyber attacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following:  liability for stolen assets or information; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; and expenses to rectify the consequences of the security breach or cyber attack.  In addition, any compromise of security from a security breach or cyber attack could deter customers or business partners from entering into transactions that involve providing confidential information to us.  As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel. Our success depends on our continued ability to use our share-based compensation programs to effectively compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs.  In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or we may be required to increase the cash elements of our compensation program to account for this disadvantage.

The accounting requirements for income taxes on certain of our share-based compensation awards may subject our future quarterly and annual effective tax rates to volatility.

We recognize a tax benefit upon expensing nonqualified stock options and deferred stock units, or DSUs, issued under our share-based compensation plans.  However, under current accounting standards, we cannot recognize that tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans.  For qualified stock options that vested after our adoption of the applicable accounting standards, we recognize the tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of the applicable accounting standards, the tax benefit is recorded directly to additional paid-in capital.  Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates may be subject to volatility.

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

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we own and utilize approximately 213,000 square feet of facilities.  We also have research and development functions in leased offices in New York, Arizona, Texas, and Georgia.  Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions.  We have leased facilities with logistics operations in Hong Kong and Japan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland and Taiwan, and leased facilities with engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland and Taiwan.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information on Common Stock

Our common stock has been listed on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the symbol "SYNA" since January 29, 2002.  Prior to that time, there was no public market for our common stock.  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as quoted on the Nasdaq Global Select Market.

	High	Low
Fiscal 2016:
First quarter	$89.90	$61.42
Second quarter	$94.48	$62.68
Third quarter	$86.76	$57.02
Fourth quarter	$90.91	$51.80

Fiscal 2015:
First quarter	$93.27	$71.06
Second quarter	$77.25	$59.02
Third quarter	$86.27	$58.22
Fourth quarter	$102.50	$78.82

Stockholders

As of August 16, 2016, there were approximately 143 holders of record of our common stock.  The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 16, 2016 was $55.11.

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

The Credit Agreement entered into pursuant to the RSP Acquisition also places restrictions on the payment of any dividends.

Issuer Purchases of Equity Securities

From April 2005 through July 2016, our Board of Directors cumulatively authorized $1.15 billion for our common stock repurchase program, which expires in July 2018.  As of July 31, 2016, the remaining amount authorized for the repurchase of our common stock is $232.7 million.  Repurchases under the stock repurchase program during the three-month period ended June 25, 2016 were as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 27, 2016 - April 23, 2016	—		—	$273,323,000
April 24, 2016 - May 21, 2016	495,925	$64.70	495,925	241,237,000
May 22, 2016 - June 25, 2016	1,435,870	58.15	1,435,870	157,739,000	(1)
Total	1,931,795
(1)

In July 2016, our Board of Directors authorized the purchase of up to an additional $100.0 million of our common stock, bringing the remaining amount authorized for repurchase under our stock repurchase program to $232. 7 million as of July 31, 2016.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2016 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Philadelphia Semiconductor Index.  The graph assumes an investment of $100 on June 30, 2011.  The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Philadelphia Semiconductor Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2016.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  All fiscal years presented were 52-week periods.  Our past results of operations are not necessarily indicative of our future results of operations.  You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenue	$1,666.9	$1,703.0	$947.5	$663.6	$548.2
Cost of revenue	1,085.4	1,124.3	511.4	337.8	292.7
Gross margin	581.5	578.7	436.1	325.8	255.5
Operating expenses:
Research and development	311.2	293.2	192.7	144.7	118.0
Selling, general, and administrative	161.7	127.9	100.0	79.6	70.0
Acquired intangibles amortization	18.6	14.2	1.0	1.0	—
Impairment of acquired intangibles	6.7	—	—	—	—
Change in contingent consideration	(0.5)	(18.8)	69.9	1.3	—
Restructuring costs	8.6	—	—	—	—
Gain on sale of property and equipment	—	—	—	(1.5)	—
Total operating expenses	506.3	416.5	363.6	225.1	188.0
Operating income	75.2	162.2	72.5	100.7	67.5
Interest income	3.1	1.6	2.0	1.0	0.9
Interest expense	(4.8)	(3.8)	—	—	—
Impairment recovery on investments, net	2.1	0.2	—	—	0.1
Income before provision for income taxes	75.6	160.2	74.5	101.7	68.5
Provision for income taxes	3.4	49.8	27.8	2.8	14.4
Net income	$72.2	$110.4	$46.7	$98.9	$54.1

Net income per share:
Basic	$1.97	$2.99	$1.34	$3.03	$1.64
Diluted	$1.91	$2.84	$1.26	$2.89	$1.57
Shares used in computing net income per share:
Basic	36.6	36.9	34.8	32.7	33.0
Diluted	37.9	38.9	37.1	34.2	34.4

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$352.2	$399.9	$447.2	$355.3	$305.0
Working capital	429.3	469.3	488.1	410.8	340.6
Total assets	1,300.2	1,519.4	1,020.3	691.3	541.5
Long-term debt	216.7	231.1	—	2.3	2.3
Treasury shares, at cost	892.3	651.7	530.4	460.2	413.9
Total stockholders' equity	705.0	793.1	701.2	521.9	396.8

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

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report.  This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth elsewhere in this report under Item 1A. Risk Factors.

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

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  Our net revenue increased from $548.2 million for fiscal 2012 to $1,666.9 million for fiscal 2016, representing a compound annual growth rate of approximately 32%.  For fiscal 2012, we derived 50.7% of our net revenue from the personal computer market and 49.3% of our net revenue from the mobile product applications market.  For fiscal 2016, revenue from the personal computer market accounted for 12.4% of our net revenue and revenue from the mobile product applications market accounted for 87.6% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia.  With our expanding global presence, including offices in Armenia, China, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories.  This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements.  We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days.  However, we do not have any long-term supply contracts with any of our contract manufacturers.  We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products.  Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements, manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel.  Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

Our gross margin generally reflects the combination of the added value we bring to our OEM customers' products by meeting their custom design requirements and the impact of our ongoing cost-improvement programs.  These cost-improvement programs include reducing materials and component costs, and implementing design and process improvements.  Our newly introduced products may have lower margins than our more mature products, which have realized greater benefits associated with our ongoing cost-improvement programs.  As a result, new product introductions may initially negatively impact our gross margin.

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

Acquired intangibles amortization is the amortization of the cost of our acquired intangible assets related to customer relationships and patents which are amortized over their estimated useful lives ranging from 1.8 to 7.7 years.

Impairment of acquired intangibles represents the reduction of the carrying value of intangibles which have been determined unrecoverable.

Change in contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian Corporation, or Pacinian, and Validity Sensors, Inc., or Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Under these earn-out arrangements, upon satisfaction of certain financial metrics and other conditions, additional cash was to be delivered to the former Pacinian stockholders and former Validity stockholders and option holders. Both earn-out periods are complete and the remaining obligation represent amounts we have not paid and have retained, subject to resolution of a legal dispute (see Legal Proceedings under Note 8 to the financial statements contained elsewhere in this report).  We do not expect to record further changes in contingent consideration in the statement of income.

Restructuring costs primarily reflect severance costs related to restructuring of operations to reduce operating costs.  These headcount-related costs were in cost of revenue, research and development, and selling, general and administrative (see Note 14 Restructuring Activities to the financial statements contained elsewhere in this report).

Acquisition and Financing Activities

On June 11, 2014, we entered into a stock purchase agreement to acquire Renesas SP Drivers, Inc., or RSP, a leading provider of small- and medium-sized display driver integrated circuits for smartphones and tablets. On October 1, 2014, we completed the RSP Acquisition.

In connection with the RSP Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent for the Lenders.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. The debt issuance costs were approximately $5.0 million, which are being amortized over 60 months.

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

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue.  Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.  Our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and provide for only limited return rights under product warranty.  Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  When sales rebates and price allowances are applicable they are estimated and recorded in the period the related revenue is recognized.

Investments

Accounting standards require us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. We follow the accounting standards to assess whether our investments with loss positions are other-than-temporarily impaired.  We follow the hierarchical approach established under the accounting standards to determine fair value of our investments.

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

Our business combinations have included the purchase of in-process research and development assets that are not amortizable until the underlying project is complete.  We consider our in-process research and development projects to be complete when all material research and development costs have been incurred and no significant risks remain.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.

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

Share-Based Compensation Costs

We account for employee share-based compensation costs in accordance with relevant accounting standards.  We utilize the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our share-based awards.  The expected life for our options was previously estimated based on historical trends since our initial public offering in 2002.  In fiscal 2011, we began to grant options with a contractual life of seven years rather than ten years, and we began using the simplified method to establish the expected life as we did not have any history of options with seven-year lives.  In fiscal 2013, we began to grant options that vest over a three-year period rather than a four-year period, and we continue to use the simplified method to establish the expected life as we have a limited history of options that vest over a three-year period.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  Estimated forfeitures for share-based awards that are not expected to vest are estimated based on historical trends since our initial public offering.  We charge the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is now generally three to four years for our stock options, DSUs, and MSUs, and up to two years for our employee stock purchase plan.

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

We estimate the fair value of market-based MSUs at the date of grant using a Monte Carlo simulation model and amortize those fair values over the requisite service period, generally three years, adjusted for estimated forfeitures for each vesting tranche of the award. The Monte Carlo simulation model that we use to estimate the fair value of market-based MSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based MSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

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

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, DSUs, and MSUs, but we cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with qualified stock options (incentive stock options and employee stock purchase plan shares). For qualified stock options, we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases.  As a result, our future quarterly and annual effective tax rates may be subject to volatility.

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2016, 2015, and 2014, along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2016 (1) (2)	2015 (1) (2)	$ Change	% Change	2015 (1) (2)	2014 (1)	$ Change	% Change
Mobile product applications	$1,459.5	$1,442.1	$17.4	1.2%	$1,442.1	$689.8	$752.3	109.1%
PC product applications	207.4	260.9	(53.5)	(20.5%)	260.9	257.7	3.2	1.2%
Net revenue	1,666.9	1,703.0	(36.1)	(2.1%)	1,703.0	947.5	755.5	79.7%
Gross margin	581.5	578.7	2.8	0.5%	578.7	436.1	142.6	32.7%
Operating expenses:
Research and development	311.2	293.2	18.0	6.1%	293.2	192.7	100.5	52.2%
Selling, general, and administrative	161.7	127.9	33.8	26.4%	127.9	100.0	27.9	27.9%
Acquired intangibles amortization	18.6	14.2	4.4	31.0%	14.2	1.0	13.2	1320.0%
Impairment of acquired intangibles	6.7	—	6.7	100.0%	—	—	—	nm(3)
Change in contingent consideration	(0.5)	(18.8)	18.3	(97.3%)	(18.8)	69.9	(88.7)	(126.9%)
Restructuring costs	8.6	—	8.6	100.0%	—	—	—	nm(3)
Operating income	75.2	162.2	(87.0)	(53.6%)	162.2	72.5	89.7	123.7%

Interest and other income, net	5.2	1.8	3.4	188.9%	1.8	2.0	(0.2)	(10.0%)
Interest expense	(4.8)	(3.8)	(1.0)	26.3%	(3.8)	—	—	100.0%
Income before provision for income taxes	75.6	160.2	(84.6)	(52.8%)	160.2	74.5	85.7	115.0%
Provision for income taxes	3.4	49.8	(46.4)	(93.2%)	49.8	27.8	22.0	79.1%
Net income	$72.2	$110.4	$(38.2)	(34.6%)	$110.4	$46.7	$63.7	136.4%

(1)	Includes the post-acquisition results of operations from Validity, acquired on November 7, 2013.
(2)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).
(3)	Not meaningful.

The following sets forth certain of our consolidated statements of income data as a percentage of net revenues for fiscal 2016, 2015, and 2014:

			Percentage			Percentage
			Point			Point
			Increase			Increase
	2016 (1) (2)	2015 (1) (2)	(Decrease)	2015 (1) (2)	2014 (1)	(Decrease)
Mobile product applications	87.6%	84.7%	2.9%	84.7%	72.8%	11.9%
PC product applications	12.4%	15.3%	(2.9%)	15.3%	27.2%	(11.9%)
Net revenue	100.0%	100.0%		100.0%	100.0%
Gross margin	34.9%	34.0%	0.9%	34.0%	46.0%	(12.0%)

Operating expenses:
Research and development	18.7%	17.2%	1.5%	17.2%	20.3%	(3.1%)
Selling, general, and administrative	9.7%	7.5%	2.2%	7.5%	10.6%	(3.1%)
Acquired intangibles amortization	1.1%	0.8%	0.3%	0.8%	0.1%	0.7%
Impairment of acquired intangibles	0.4%	0.0%	0.4%	0.0%	0.0%	0.0%
Change in contingent consideration	0.0%	(1.1%)	1.1%	(1.1%)	7.4%	(8.5%)
Restructuring costs	0.5%	0.0%	0.5%	0.0%	0.0%	0.0%
Operating income	4.5%	9.5%	(5.0%)	9.5%	7.7%	1.8%
Income before provision for income taxes	4.5%	9.4%	(4.9%)	9.4%	7.9%	1.5%
Provision for income taxes	0.2%	2.9%	(2.7%)	2.9%	2.9%	0.0%
Net income	4.3%	6.5%	(2.2%)	6.5%	4.9%	1.6%

(1)	Includes the post-acquisition results of operations from Validity, acquired on November 7, 2013.
(2)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).

Fiscal 2016 Compared with Fiscal 2015

Net Revenue.

Net revenue was $1,666.9 million for fiscal 2016 compared with $1,703.0 million for fiscal 2015, a decrease of $36.1 million, or 2.1%.  Of our fiscal 2016 net revenue, $1,459.5 million, or 87.6%, of net revenue was from the mobile product applications market and $207.4 million, or 12.4%, of net revenue was from the PC product applications market.  The overall decrease in net revenue for fiscal 2016 was attributable to a decrease of $53.5 million, or 20.5%, in net revenue from PC product applications, partially offset by a $17.4 million, or 1.2%, increase in net revenue from mobile product applications.  The decrease in net revenue from PC product applications was driven by a decrease in the units sold as well as a decline in average selling prices. The increase in mobile product applications was driven by an increase in the units sold as well as a slight increase in average selling prices.

Gross Margin.

Gross margin as a percentage of net revenue was 34.9%, or $581.5 million, for fiscal 2016 compared with 34.0%, or $578.7 million, for fiscal 2015.  The 90 basis point increase in gross margin was primarily due to a reduction of acquisition-related amortization costs related to the RSP Acquisition in October 2014 and higher gross margins on our DDIC products.

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

Operating Expenses.

Research and Development Expenses.  Research and development expenses increased $18.0 million, to $311.2 million, for fiscal 2016 compared with fiscal 2015.  The increase in research and development expenses primarily reflected (i) a $15.8 million increase in employee compensation and employment-related costs, resulting from a 16% increase in research and development headcount associated with the expansion of our product portfolio and annual compensation adjustments early in the year, (ii) an $11.1 million increase in infrastructure costs related to facilities and information technology to support the additional staff early in the year, partially offset by (x) a $7.8 million decline in non-employee services, and (y) a $2.3 million decline in travel related costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $33.8 million, to $161.7 million, for fiscal 2016 compared with fiscal 2015.  The increase in selling, general, and administrative expenses primarily reflected (i) a $20.5 million change from foreign currency gains in fiscal 2015 to foreign currency losses in fiscal 2016, primarily related to the remeasurement of RSP Acquisition related liabilities denominated in yen, (ii) a $14.0 million increase in employee compensation and employment-related costs resulting from a 10.0% increase in selling, general, and administrative headcount, including new employees early in the year and annual compensation adjustments, and (iii) a $12.5 increase in legal expenses, partially offset by (x) a $4.2 million decline in facilities related costs, (y) a $2.9 million decrease in professional services, and (z) a $2.6 million decrease in travel and related expenses,

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  Acquired intangibles amortization increased in fiscal 2016 due to a full year of amortization from intangibles related to the RSP Acquisition in October 2014.  See Note 5 to the financial statements contained elsewhere in this report.

Impairment of Acquired Intangibles. Impairment of acquired intangibles represents the reduction of the carrying value of intangibles which have been determined unrecoverable.

Change in Contingent Consideration.  Our contingent consideration increased $18.3 million to a credit of $0.5 million for fiscal 2016 compared with a credit of $18.8 million in fiscal 2015.  The change was primarily attributable to a small decrease in the fair value of the contingent consideration in fiscal 2016, which resulted from a small adjustment to account for actual unit sales of products embodying the Validity fingerprint sensor technology through the end of the earn-out period.

Restructuring costs. Restructuring costs primarily reflect employee severance costs related to restructuring of operations to reduce operating costs.  These headcount-related costs included people in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2016 were $8.6 million due to restructuring plans implemented in fiscal 2016.  We expect to incur additional restructuring costs in fiscal 2017 as our restructuring activities are completed, which will include additional severance costs and facility consolidation costs.  There were no restructuring plans in fiscal 2015.  See Note 14 to the financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and other income, net.  Interest and other income, net was $5.2 million for fiscal 2016 compared with $1.8 million for fiscal 2015, resulting from an impairment recovery on investments upon redemption and a gain on legal settlement.

Interest expense.  Interest expense represents interest on the $250.0 million in debt borrowed in conjunction with our acquisition of RSP in October 2014.  See Notes 5 and 7 to the financial statements contained elsewhere in this report.

Provision for Income Taxes.

The provision for income taxes was $3.4 million and $49.8 million for fiscal 2016 and 2015, respectively.  The income tax provision represents estimated U.S. federal, foreign, and state taxes for fiscal 2016 and 2015.  The effective rate for fiscal 2016 differed from 2015 primarily as a result of an increase in benefit from research tax credits and foreign profits taxed at lower tax rates.  The effective tax rate for fiscal 2016 was approximately 4.5% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed at generally lower tax rates, and the benefit of research tax credits; partially offset by foreign withholding taxes, and net unrecognized tax benefits associated with qualified stock options.  The effective tax rate for fiscal 2015 was approximately 31.1% and diverged from the combined federal and state statutory rate, primarily as a result of overseas profits taxed at generally lower tax rates, the recognition of unrealized tax benefits upon the resolution of an income tax audit, and the benefit of research tax credits; partially offset by foreign withholding taxes and net unrecognized tax benefits associated with qualified stock options.

On March 31, 2016, Japan’s parliament approved legislation to reduce corporate combined income tax rates by 2.58 percentage points to 33.06%, which will be further reduced to 30.86% over the next two years.  We have accounted for the impact of the tax rate change of $0.7 million in the fourth quarter of our fiscal 2016.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the federal research tax credit permanent, was enacted on December 17, 2015.  The PATH Act retroactively extended federal research tax credit from January 1, 2015. During fiscal 2016, we recognized tax benefit totaling $4.5 million from the federal research tax credit related to fiscal 2015.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result from a decrease of $0.8 million to an increase of $1.9 million.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to a treasury regulation addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party.  The U.S. Department of the Treasury has not withdrawn the requirement in its regulations related to the treatment of stock-based compensation.  The Commissioner filed an appeal to the Ninth Circuit Court of Appeals in February 2016. While we determined no adjustment to our financial statements is required due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

In September 2015, we were notified by the National Tax Agency of Japan that our open tax years would be subject to audit.  In April 2016, this audit was concluded with adjustments that are not material to our consolidated financial statements.  We have recorded the impact of this audit in the fourth quarter of fiscal 2016.

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

Gross Margin.

Gross margin as a percentage of net revenue was 34.0%, or $578.7 million, for fiscal 2015 compared with 46.0%, or $436.1 million, for fiscal 2014.  The 1200 basis point decline in gross margin was primarily related to amortization of acquired intangibles recognized in the current year (430 basis points), as well as lower margins on our DDIC products.  The increased amortization of intangibles is related to our acquisitions of RSP and Validity.

Operating Expenses.

Research and Development Expenses.  Research and development expenses increased $100.5 million, to $293.2 million, for fiscal 2015 compared with fiscal 2014.  The increase in research and development expenses primarily reflected (i) a $50.6 million increase in employee compensation and employment-related costs, resulting from a 52.8% increase in research and development headcount associated with the ongoing expansion of our product portfolio, including new employees related to the RSP Acquisition and annual compensation adjustments, (ii) a $14.3 million increase in infrastructure costs related to new facilities and information technology to support the additional staff, (iii) a $13.8 million increase in non-employee services, (iv) a $11.0 million increase in software license fees, and (v) a $7.5 million increase in supplies and project related costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $27.9 million, to $127.9 million, for fiscal 2015 compared with fiscal 2014.  The increase in selling, general, and administrative expenses primarily reflected (i) a $26.0 million increase in employee compensation and employment-related costs resulting from a 54.2% increase in selling, general, and administrative headcount, including new employees related to the RSP Acquisition, and annual compensation adjustments, (ii) a $7.8 million increase in temporary employee services,  and (iii) a $3.6 million increase in travel and related expenses, partially offset by  $14.7 million of foreign currency gains primarily related to the RSP Acquisition.

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

Interest expense.  Interest expense represents interest on the $250.0 million in debt borrowed in conjunction with our acquisition of RSP in October 2014.  See Notes 5 and 7 to the financial statements contained elsewhere in this report.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2016.  The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, which are of a normal and recurring nature that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented.  Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in millions, except per share amounts) (unaudited)	June 2016 (1)	March 2016 (1)	December 2015 (1)	September 2015 (1)	June 2015 (1)	March 2015 (1)	December 2014 (1)	September 2014
Net revenue	$323.9	$402.5	$470.5	$470.0	$478.9	$477.6	$463.7	$282.8
Cost of revenue	215.8	258.1	305.3	306.2	311.6	313.3	336.9	162.5
Gross margin	108.1	144.4	165.2	163.8	167.3	164.3	126.8	120.3
Operating expenses:
Research and development	78.2	73.9	78.6	80.5	79.7	78.7	77.3	57.5
Selling, general, and administrative	36.9	43.6	41.0	40.2	39.4	35.8	22.0	30.7
Acquired intangibles amortization	4.6	4.7	4.6	4.7	4.7	4.6	4.6	0.3
Impairment of acquired intangibles	6.7	—	—	—	—	—	—	—
Change in contingent consideration	—	1.1	(4.3)	2.7	(0.5)	(6.7)	(7.1)	(4.5)
Restructuring costs	6.7	—	—	1.9	—	—	—	—
Total operating expenses	133.1	123.3	119.9	130.0	123.3	112.4	96.8	84.0
Operating income/(loss)	(25.0)	21.1	45.3	33.8	44.0	51.9	30.0	36.3
Interest and other income, net	2.3	2.0	0.4	0.5	0.4	0.3	0.5	0.6
Interest expense	(1.1)	(1.2)	(1.2)	(1.3)	(1.3)	(1.3)	(1.2)	—
Income/(loss) before income taxes	(23.8)	21.9	44.5	33.0	43.1	50.9	29.3	36.9
Provision/(benefit) for income taxes	(16.7)	1.4	9.5	9.2	11.8	19.4	8.3	10.3
Net income/(loss)	$(7.1)	20.5	35.0	23.8	31.3	31.5	21.0	26.6

Net income/(loss) per share:
Basic	$(0.19)	$0.56	$0.96	$0.65	$0.84	$0.86	$0.57	$0.72
Diluted	$(0.19)	$0.54	$0.93	$0.62	$0.80	$0.82	$0.55	$0.68

Shares used in computing net income/(loss) per share:
Basic	36.6	36.8	36.4	36.8	37.2	36.7	36.5	37.0
Diluted	36.6	37.9	37.7	38.2	39.0	38.5	38.2	39.2

(1)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).

Liquidity and Capital Resources

Our cash and cash equivalents, which exclude ARS investments, were $352.2 million as of the end of fiscal 2016 compared with $399.9 million as of the end of fiscal 2015, a decrease of $47.7 million. This decrease primarily reflected  cash flows used in financing activities, primarily related to $240.6 million used to repurchase shares of our common stock, and investing activities, primarily related to $28.6 million used for the purchase of property and equipment, exceeding the   $256.6 million provided from operating cash flows. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings.  As of June 30, 2016, $261.5 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities.  For fiscal 2016, the $256.6 million in net cash provided by operating activities was primarily attributable to net income of $72.2 million plus adjustments for non-cash charges, including acquired intangibles amortization of $73.0 million, share-based compensation costs of $56.8 million, and depreciation and amortization of $31.2 million, partially offset by other non-cash adjustments of $6.1 million, accretion and remeasurement of contingent consideration liability of $0.5 million, and a net change in operating assets and liabilities of $30.0 million.  The net change in operating assets and liabilities related primarily to a $72.0 million decrease in accounts receivable and a $9.1 million increase in other accrued liabilities, partially offset by a $26.1 million decrease in income taxes payable, an $18.2 million decrease in acquisition related liabilities, and a $15.3 million decrease in accounts payable.  Our days sales outstanding increased from 61 days to 70 days from fiscal 2015 to fiscal 2016.  Our inventory turns decreased to six in fiscal 2016 from eight in 2015.

For fiscal 2015, the $204.1 million in net cash provided by operating activities was primarily attributable to net income of $110.4 million plus adjustments for non-cash charges, including acquired intangibles amortization of $87.6 million, share-based compensation costs of $44.1 million, depreciation and amortization of $24.8 million, partially offset by other non-cash adjustments of $33.1 million, accretion and remeasurement of contingent consideration liability of $18.8 million, and a net change in operating assets and liabilities of $10.9 million.  The net change in operating assets and liabilities related primarily to the $51.5 million increase in inventory, partially offset by the $30.2 million increase in accounts payable.  Our days sales outstanding increased from 56 to 61 days from fiscal 2014 to fiscal 2015.  Our inventory turns remained consistent at eight in fiscal 2015 and 2014.  For fiscal 2014, net cash provided by operating activities of $131.6 million was primarily attributable to net income of $46.7 million plus adjustments for non-cash charges, including accretion and re-measurement of the contingent consideration liability of $69.9 million, share-based compensation costs of $32.8 million, depreciation and amortization of $14.2 million, other non-cash adjustments of $18.6 million, and a net change in operating assets and liabilities of $50.8 million.  The net change in operating assets and liabilities related primarily to the $42.8 million increase in accounts receivable, which resulted from the substantial increase in net revenue in the fourth quarter of fiscal 2014 compared with fiscal 2013. Our days sales outstanding improved from 58 to 56 days from fiscal 2013 to fiscal 2014.  Our inventory turns decreased from nine to eight from fiscal 2013 to fiscal 2014.

Cash Flows from Investing Activities.  Net cash used in investing activities for fiscal 2016, 2015, and 2014 was $26.6 million, $341.3 million, and 58.3 million, respectively. Net cash used in investing activities for fiscal 2016 consisted of $28.6 million used for the purchase of capital assets and $4.6 million for the purchase of intangible assets, partially offset by $6.6 million in proceeds from sales of investments.  Net cash used in investing activities for fiscal 2015 consisted of $294.3 million used for a business acquisition and $51.9 million used for the purchase of capital assets, partially offset by  $4.9 million in proceeds from sales of non-current investments.  Net cash used in investing activities for fiscal 2014 consisted of $38.7 million used for the purchase of capital assets and $19.6 million used for a business acquisition.

Cash Flows from Financing Activities.  Net cash used in financing activities for fiscal 2016 was $281.1 million; net cash provided by financing activities for fiscal 2015 and fiscal 2014 was $93.6 million and $18.6 million, respectively.  Our net cash used in financing activities for fiscal 2016 was primarily attributable to $240.6 million used to repurchase shares of our common stock in the open market, $60.9 million used for the payment of acquisition related liabilities, $15.6 million used for payroll taxes for DSUs and MSUs, and $7.6 million used for the payment of debt, partially offset by $32.4 million of proceeds from issuance of shares and $11.5 million of excess tax benefit from share-based compensation.  Our net cash provided by financing activities for fiscal 2015 was primarily attributable to $245.4 million of proceeds from issuance of long-term debt, $49.1 million of proceeds from common stock issued under our share-based compensation plans, and $12.8 million of excess tax benefit from share-based compensation, partially offset by $121.3 million used to repurchase shares of our common stock in the open market, $72.2 million used for payment of acquisition-related liabilities and $16.0 million used for the payment of payroll taxes for DSUs and MSUs.  Our net cash provided by financing activities for fiscal 2014 was primarily attributable to $80.7 million of proceeds from common stock issued under our share-based compensation plans and $19.3 million of excess tax benefit from share-based compensation, partially offset by $70.3 million used to repurchase shares of our common stock in the open market, and $8.9 million used for the payment of payroll taxes for DSUs and MSUs.

Common Stock Repurchase Program.  In July 2016, our Board of Directors authorized the purchase of up to an additional $100.0 million of our common stock pursuant to our common stock repurchase program, bringing the cumulative authorized total to $1.15 billion, expiring in July 2018.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2016, we purchased 24,320,007 shares of our common stock in the open market for an aggregate cost of $892.3 million.  Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date; if adjusted for the stock split, the average cost would be $30.91.  As of July 2016, we had $232.7 million remaining under our common stock repurchase program.

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

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. As of June 30, 2016, the outstanding balance of the debt was $238.8 million.

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

Under our Credit Agreement, the revolving credit facility and term loans bear interest at our election of a Base Rate plus an “Applicable Margin” (as described below) or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The “Applicable Margin” is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.

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

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  As of June 30, 2016, we were in compliance with the restrictive covenants.

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

Liquidity and Capital Resources.  We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under the Credit Agreement will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our indemnification holdback liability associated with the RSP Acquisition, our contingent consideration obligations associated with the acquisition of Validity, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Our non-current other assets includes ARS investments, which have failed to settle in auctions. These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2016 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$259.6	$23.8	$44.4	$191.4	$—
Leases	13.3	7.5	4.8	1.0	—
Purchase obligations and other commitments (2)	24.0	24.0	—	—	—
Other obligations (3)	31.7	25.5	—	6.2	—
Total	$328.6	$80.8	$49.2	$198.6	$—

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers.
(3)	Represents a holdback liability under the RSP Acquisition and payments due for the earn-out consideration liability related to Validity.

In fiscal 2015, we completed the RSP Acquisition.  The purchase price at the closing date of the acquisition was paid entirely in cash, with ¥7.25 billion held back to address any post-closing adjustments or claims, or the indemnification holdback.  As of June 30, 2016, the majority of the Indemnification Holdback liability was settled.  The remaining ¥648 million (approximately $6.2 million) continues to be retained subject to resolution of the IIX legal dispute (see Legal Proceedings under Note 8 to the financial statements contained elsewhere in this report.)

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement.  As of June 30, 2016, the balance represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see Legal Proceedings under Note 8 to the financial statements contained elsewhere in this report).  The earn-out period for this arrangement was complete as of March 31, 2016.  We estimated the fair value of the final earn-out consideration liability as of June 30, 2016 to be $25.5 million.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $13.4 million.  As of June 30, 2016, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Effective

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 1 to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

In the past, we have had relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial.  However, with our acquisition of RSP, our foreign currency exchange risk profile changed during fiscal 2015 as a result of transitioning the RSP business from a primarily Japanese yen-based revenue and cost of goods model to a U.S. dollar-based revenue and cost of goods model, and incurring yen-denominated acquisition holdback liabilities to the sellers at the RSP Acquisition Closing Date. At June 30, 2016, our balance sheet included a $6.2 million Japanese yen-based holdback liability.

Our total net revenue for fiscal 2016 was denominated in U.S. dollars.  Net revenue denominated in foreign currencies was approximately 4% of our total net revenue for fiscal 2015.  Costs denominated in foreign currencies were approximately 10% and 11% of our total costs for fiscal 2016 and 2015, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 20% and 11% of our accounts payable were denominated in foreign currencies at June 30, 2016 and 2015, respectively. Approximately $6.2 million and $58.6 million in acquisition-related liabilities at June 30, 2016 and 2015 were denominated in a foreign currency.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $15.6 million for fiscal 2016, assuming no offsetting hedge positions.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal 2015, we began entering into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of June 30, 2016, we had no outstanding foreign currency forward contracts.

Variable Interest Rate Risk

Under our Credit Agreement, the revolving credit facility and term loans bear interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $2.4 million annually.

Interest rate risk on Cash, Cash Equivalents and ARS investments

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and ARS investments. We do not use our investment portfolio for trading or other speculative purposes.

Our non-current investments, which consist of ARS investments, have a par value of $12.5 million and have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.  During fiscal 2016, $6.6 million of our ARS investments were redeemed and we recognized a gain of $2.1 million on these investments.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of the end of fiscal 2016 using a trinomial discounted cash flow analysis.  The analysis considered, among other factors, the following:

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

When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.  Our estimate of the fair value of our ARS investments could continue to fluctuate from period to period depending on future market conditions.

Our ARS investments include $7.1 million fair value maturing in fiscal 2018 and $1.5 million with no maturity.  Of our ARS investments, all of them are below investment grade.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents and debt obligations subsequent to fiscal 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.  Reference is also made to the quarterly results of operations included elsewhere in this report, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 25, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for our Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework).

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective as of June 25, 2016.  The effectiveness of our internal control over financial reporting as of June 25, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein on page F-3.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Executive Officers of the Registrant.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

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

10.1 10.1.1

Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (9)

Commitment Increase Agreement and First Amendment to Credit Agreement (10)

10.6(d)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (11)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (12)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (16)

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (2)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Policy for Principal Executive Officers (2)

10.29*	Employment Offer Letter dated April 23, 2015 between the registrant and Wajid Ali (18)

10.30*	Separation Agreement and Release dated June 5, 2015 between the registrant and Kathleen Bayless (18)

10.31*	Severance Policy for Principal Executive Officers (19)

10.32*	Form of Director and Officer Indemnification Agreement (20)
21	List of Subsidiaries

Exhibit Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(2)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(3)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(4)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(7)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(8)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2014.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 3, 2016.
(11)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(12)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(13)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 5, 2015.
(16)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 1, 2013.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 25, 2015
(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.

(20) Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.

*	Indicates a contract with management or compensatory plan or arrangement.
†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished as a supplement to the Securities and Exchange Commission upon request.
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

SYNAPTICS INCORPORATED

Date: August 26, 2016	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bergman	President and Chief Executive Officer,	August 26, 2016
Richard A. Bergman	and Director

/s/ Wajid Ali	Senior Vice President and Chief Financial Officer	August 26, 2016
Wajid Ali	(Principal Financial and Accounting Officer)

/s/ Francis F. Lee	Chairman of the Board	August 26, 2016
Francis F. Lee

/s/ Jeffrey D. Buchanan	Director	August 26, 2016
Jeffrey D. Buchanan

/s/ Nelson C. Chan	Director	August 26, 2016
Nelson C. Chan

/s/ Keith B. Geeslin	Director	August 26, 2016
Keith B. Geeslin

/s/ Russell J. Knittel	Director	August 26, 2016
Russell J. Knittel

/s/ Richard L. Sanquini	Director	August 26, 2016
Richard L. Sanquini

/s/ James L. Whims	Director	August 26, 2016
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synaptics Incorporated:

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 25, 2016 and June 27, 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 25, 2016. We also have audited the Company’s internal control over financial reporting as of June 25, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 25, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP

Santa Clara, California
August 26, 2016

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$352.2	$399.9
Accounts receivable, net of allowances of $3.7 and $2.9 at June 2016 and 2015, respectively	252.6	324.6
Inventories	146.4	140.2
Prepaid expenses and other current assets	28.9	51.3
Total current assets	780.1	916.0
Property and equipment, net	112.7	123.4
Goodwill	206.8	206.8
Acquired intangibles, net	160.3	235.4
Non-current other assets	40.3	37.8
	$1,300.2	$1,519.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$172.8	$188.5
Accrued compensation	39.9	35.9
Income taxes payable	11.5	34.7
Acquisition-related liabilities	25.5	102.2
Other accrued liabilities	82.3	74.1
Current portion of long-term debt	18.8	11.3
Total current liabilities	350.8	446.7

Long-term debt, net of issuance costs	216.7	231.1
Acquisition-related liabilities	6.2	—
Deferred tax liabilities	9.0	33.9
Other long-term liabilities	12.5	14.6
Total liabilities	595.2	726.3

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 59,532,148 and 58,249,107 shares issued, and 35,212,141 and 37,529,608 shares outstanding, at June 2016 and 2015, respectively	0.1	0.1
Additional paid-in capital	928.6	843.8
Treasury stock: 24,320,007 and 20,719,499 common shares at June 2016 and 2015, respectively, at cost	(892.3)	(651.7)
Accumulated other comprehensive income	3.3	7.8
Retained earnings	665.3	593.1
Total stockholders' equity	705.0	793.1
	$1,300.2	$1,519.4

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Fiscal Year
	2016	2015	2014
Net revenue	$1,666.9	$1,703.0	$947.5
Cost of revenue	1,085.4	1,124.3	511.4
Gross margin	581.5	578.7	436.1
Operating expenses:
Research and development	311.2	293.2	192.7
Selling, general, and administrative	161.7	127.9	100.0
Acquired intangibles amortization	18.6	14.2	1.0
Impairment of acquired intangibles	6.7	—	—
Change in contingent consideration	(0.5)	(18.8)	69.9
Restructuring costs	8.6	—	—
Total operating expenses	506.3	416.5	363.6
Operating income	75.2	162.2	72.5
Interest and other income	3.1	1.6	2.0
Interest expense	(4.8)	(3.8)	—
Impairment recovery on investments, net	2.1	0.2	—
Income before provision for income taxes	75.6	160.2	74.5
Provision for income taxes	3.4	49.8	27.8
Net income	$72.2	$110.4	$46.7

Net income per share:
Basic	$1.97	$2.99	$1.34
Diluted	$1.91	$2.84	$1.26

Shares used in computing net income per share:
Basic	36.6	36.9	34.8
Diluted	37.9	38.9	37.1

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year
	2016	2015	2014
Net income	$72.2	$110.4	$46.7
Other comprehensive income:
Change in unrealized net gain on investments	(2.7)	0.8	2.8
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(1.8)	(1.5)	(1.1)
Net current-period other comprehensive income	(4.5)	(0.7)	1.7
Comprehensive income	$67.7	$109.7	$48.4

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 2013	50,673,758	$0.1	$539.2	$(460.2)	$6.8	$436.0	$521.9
Net income	—	—	—	—	—	46.7	46.7
Other comprehensive income	—	—	—	—	1.7	—	1.7
Issuance of common stock for share- based award compensation plans	3,534,142	—	80.7	—	—	—	80.7
Issuance of common stock for acquisition	1,671,904	—	75.8	—	—	—	75.8
Issuance of common stock for conversion of notes payable	31,709	—	—	—	—	—	—
Payroll taxes for deferred stock units	—	—	(8.9)	—	—	—	(8.9)
Purchases of treasury stock	—	—	—	(70.2)	—	—	(70.2)
Tax benefit associated with share-based awards	—	—	20.6	—	—	—	20.6
Share-based compensation	—	—	32.9	—	—	—	32.9
Balance at June 2014	55,911,513	0.1	740.3	(530.4)	8.5	482.7	701.2
Net income	—	—	—	—	—	110.4	110.4
Other comprehensive income	—	—	—	—	(0.7)	—	(0.7)
Issuance of common stock for share- based award compensation plans	2,093,631	—	49.1	—	—	—	49.1
Issuance of common stock for acquisition	243,963	—	21.5	—	—	—	21.5
Payroll taxes for deferred stock units	—	—	(16.0)	—	—	—	(16.0)
Purchases of treasury stock	—	—	—	(121.3)	—	—	(121.3)
Tax benefit associated with share-based awards	—	—	4.8	—	—	—	4.8
Share-based compensation	—	—	44.1	—	—	—	44.1
Balance at June 2015	58,249,107	0.1	843.8	(651.7)	7.8	593.1	793.1
Net income	—	—	—	—	—	72.2	72.2
Other comprehensive income	—	—	—	—	(4.5)	—	(4.5)
Issuance of common stock for share- based award compensation plans	1,283,041	—	32.4	—	—	—	32.4
Payroll taxes for deferred stock units	—	—	(15.6)	—	—	—	(15.6)
Purchases of treasury stock	—	—	—	(240.6)	—	—	(240.6)
Tax benefit associated with share-based awards	—	—	11.2	—	—	—	11.2
Share-based compensation	—	—	56.8	—	—	—	56.8
Balance at June 2016	59,532,148	$0.1	$928.6	$(892.3)	$3.3	$665.3	$705.0

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities
Net income	$72.2	$110.4	$46.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	56.8	44.1	32.9
Depreciation and amortization	31.2	24.8	14.2
Acquired intangibles amortization	73.0	87.6	7.4
Accretion and remeasurement of contingent consideration liability	(0.5)	(18.8)	69.9
Deferred taxes	(21.1)	(25.2)	12.3
Impairment of property and equipment	3.0	1.0	—
Impairment of acquired intangibles	6.7	—	—
Non-cash interest	(1.8)	(1.5)	(1.1)
Amortization of debt issuance costs	1.0	0.8	—
Impairment recovery on investments, net	(2.1)	(0.2)	—
Foreign currency remeasurement (gain)/loss	8.2	(8.0)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	72.0	0.7	(42.8)
Inventories	(6.2)	(51.5)	(30.2)
Prepaid expenses and other current assets	5.8	13.5	(5.7)
Other assets	5.6	10.1	(18.8)
Accounts payable	(15.3)	30.2	13.2
Accrued compensation	3.3	2.1	5.6
Acquisition related liabilities	(18.2)	(1.9)	—
Income taxes payable	(26.1)	(7.1)	2.9
Other accrued liabilities	9.1	(7.0)	25.1
Net cash provided by operating activities	256.6	204.1	131.6
Cash flows from investing activities
Proceeds from sales of investments	6.6	4.9	—
Acquisition of businesses, net of cash acquired	—	(294.3)	(19.6)
Purchases of property and equipment	(28.6)	(51.9)	(38.7)
Purchase of intangible assets	(4.6)	—	—
Net cash used in investing activities	(26.6)	(341.3)	(58.3)
Cash flows from financing activities
Payment of acquisition-related liabilities	(60.9)	(72.2)	—
Payment of debt	(7.6)	(3.8)	(2.3)
Purchases of treasury stock	(240.6)	(121.3)	(70.2)
Proceeds from issuance of shares	32.4	49.1	80.7
Proceeds from issuance of long-term debt	—	245.4	—
Payment of debt issuance costs	(0.3)	(0.4)	—
Excess tax benefit from share-based compensation	11.5	12.8	19.3
Payroll taxes for deferred stock and market stock units	(15.6)	(16.0)	(8.9)
Net cash provided by/(used in) financing activities	(281.1)	93.6	18.6
Effect of exchange rate changes on cash and cash equivalents	3.4	(3.7)	—
Net increase/(decrease) in cash and cash equivalents	(47.7)	(47.3)	91.9
Cash and cash equivalents at beginning of period	399.9	447.2	355.3
Cash and cash equivalents at end of period	$352.2	$399.9	$447.2
Supplemental disclosures of cash flow information
Cash paid for interest	$5.0	$3.1	$—
Cash paid for taxes	$46.9	$86.1	$15.6
Cash refund on taxes	$18.0	$3.4	$—
Non-cash investing and financing activities:
Property and equipment received but unpaid	$3.1	$8.2	$3.3
Common stock issued pursuant to acquisition	$—	$—	$70.3
Contingent consideration liability pursuant to acquisition	$—	$—	$37.5
Common stock issued in settlement of contingent consideration liability	$—	$21.5	$5.5
Common stock issued upon conversion of notes payable	$—	$—	$1.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers; and other select electronic devices, including devices in automobiles.  Every solution we deliver either contains or consists of our touch- or fingerprint-based semiconductor solutions, which includes our capacitive sensing ASIC, customer-specific firmware, and software, or a driver-based semiconductor solution which includes our capacitive sensing ASIC.  Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smartphones and most of the largest PC OEMs.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 25, 2016, June 27, 2015 and June 28, 2014. For simplicity, the accompanying consolidated financial statements have been shown as fiscal year periods and as of the end of our fiscal year ending in June.

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

Our cash equivalents and investments classified as available-for-sale securities as of the end of fiscal 2016 and 2015 were as follows (in millions):

	2016
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$319.1	$—	$319.1
Reported as non-current assets:
Auction rate securities	5.3	3.3	8.6
Total available-for-sale securities	$324.4	$3.3	$327.7

	2015
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$376.3	$—	$376.3
Reported as current assets:
Auction rate securities	0.6	—	0.6
Reported as non-current assets:
Auction rate securities	7.3	7.9	15.2
Total available-for-sale securities	$384.2	$7.9	$392.1

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

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2016 and 2015 were as follows (in millions):

	2016			2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market	$319.1	$—	$—	$376.3	$—	$—
Auction rate securities	—	—	8.6	—	—	15.8
Total available-for-sale securities	$319.1	$—	$8.6	$376.3	$—	$15.8
Liabilities:
Contingent consideration liabilities recorded for business combination	$—	$—	$—	$—	$—	$44.2
Foreign currency contract liabilities	$—	$—	$—	$—	$1.3	$—

The valuation of our auction rate securities is discussed in Note 3.

We utilized Level 2 inputs to value the foreign currency forward contracts.  Specifically, we utilized quoted prices for similar assets and liabilities in markets that are not active.  Key inputs for valuing the foreign currency forward contracts include spot rates and yield curves for the respective currencies.  The foreign currency contracts were included in other accrued liabilities as of June 30, 2015, and there were no foreign currency contracts outstanding as of June 30, 2016.

In connection with the acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement.  As of June 30, 2016, the balance represents a contractual liability which is no longer subject to valuation as the carrying amount approximates the fair value.  The balance represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see legal proceedings under Note 8).

We have classified the contingent consideration liabilities recorded for business acquisitions as a Level 3 liability, of which zero and $0.5 million is included in the non-current portion of acquisition-related liabilities as of the end of fiscal 2016 and 2015, respectively, and zero and $43.7 million has been included in current acquisition-related liabilities as of the end of fiscal 2016 and 2015, respectively.  These fair value measurements are based on significant inputs not observable in the market.

Changes in fair value of our Level 3 financial assets for fiscal 2016 and 2015 were as follows (in millions):

	2016	2015
Beginning balance	$15.8	$19.8
Net unrealized gain/(loss)	(2.7)	0.9
Impairment recovery on redeemed investments	2.1	—
Redemptions	(6.6)	(4.9)
Ending balance	$8.6	$15.8

Changes in fair value of our Level 3 financial liabilities for fiscal 2016 and 2015 were as follows (in millions):

	2016	2015
Beginning balance	$44.2	$110.1
Cash settlement of contingent consideration liability	(18.2)	(25.6)
Issuance of common stock in settlement of liability	—	(21.5)
Accretion and remeasurement	(0.5)	(18.8)
Transfer out	(25.5)	—
Ending balance	$—	$44.2

There were no transfers in or out of our Level 1 or 2 assets or liabilities during fiscal 2016 or 2015.  During fiscal 2016 we transferred $25.5 million of contingent consideration liability out of our Level 3 liabilities, as the underlying contingencies were resolved and it became a contractual liability as of the end of fiscal 2016.  The carrying value of $25.5 million approximates fair value, and has been included in current acquisition-related liabilities as of the end of fiscal 2016.

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

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2016 and 2015:

	2016	2015
Customer A	14%	13%
Customer B	13%	13%
Customer C	12%	20%
Customer D	11%	*
Customer E	10%	13%

*	Less than 10%

Other Concentrations

Our products include certain components that are currently single sourced.  We believe other vendors would be able to provide similar components, however, the qualification of such vendors may require extra lead time.  In order to mitigate any adverse impacts from a disruption of supply, we strive to maintain an adequate supply of critical single-sourced components.

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  We accrue for estimated sales returns, incentives and other allowances at the time we recognize revenue.  Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.  Our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and provide for only limited return rights under product warranty.  Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  When sales rebates and price allowances are applicable they are estimated and recorded in the period the related revenue is recognized.

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

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers, and the related assembly, package, and test costs of our products.  Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance and manufacturing support personnel; logistics costs; depreciation of equipment supporting manufacturing; acquired intangibles amortization; inventory write-downs and losses on purchase obligations; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2016 and 2015 and consisted of the following (in millions):

	2016	2015
Raw materials	$59.2	$75.5
Finished goods	87.2	64.7
	$146.4	$140.2

We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value.  The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up.  We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations, or other factors.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization.  We compute depreciation using the straight-line method over the estimated useful lives of the assets.  We amortize leasehold improvements over the shorter of the lease term or the useful life of the asset.

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $5.8 million in fiscal 2016, a net gain of $14.7 million in 2015, and were immaterial in fiscal 2014.  Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of income.

We also enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of June 30, 2016, we had no outstanding foreign currency forward contracts.  In fiscal 2016, we recognized net realized gains of $4.8 million and in fiscal 2015, we recognized net unrealized losses of $1.3 million on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for fiscal 2016 and 2015 were as follows (in millions):

	2016	2015
Beginning balance	$206.8	$61.0
Acquisition activity	-	153.4
Post acquisition adjustments	-	(7.6)
Ending balance	$206.8	$206.8

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

The first step requires comparing the fair value of our one reporting unit to its net book value, including goodwill.  The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.  No goodwill impairment was recognized for fiscal 2016, 2015, and 2014.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  During fiscal 2016, we recorded a $6.7 million impairment charge for an acquired intangible asset related to ThinTouch developed technology, which we determined is probable not to be recoverable, based on revenue forecasts.  This intangible asset has been written down to zero.

Other Accrued Liabilities

As of the end of fiscal 2016 and 2015, other accrued liabilities consisted of the following (in millions):

	2016	2015
Customer obligations	$34.8	$36.9
Inventory obligations	24.0	17.2
Warranty	3.5	2.8
Other	20.0	17.2
	$82.3	$74.1

Segment Information

We operate in one segment:  the development, marketing, and sale of intuitive human interface solutions for electronic devices and products.  The chief operating decision maker is the chief executive officer who evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Share-Based Compensation

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our stock option awards.  The expected life for our options was previously estimated based on historical trends since our initial public offering.  In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years, and we began using the simplified method to establish the expected life as we did not have any history of options with seven-year lives.  In fiscal 2013, we began to grant options that vest over a three-year period rather than a four-year period and in fiscal 2016, we began to grant some options that vest over a four-year period.  We continue to use the simplified method to establish the expected life as we have limited history of options which vest over a three year period.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  Further, we estimate forfeitures for share-based awards that are not expected to vest.  We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our stock option and deferred stock unit, or DSU, awards, three years for our market stock unit, or MSU, awards, and up to two years for our employee stock purchase plan.

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

In November 2015, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet.  We early adopted the ASU, effective for our disclosures at the end of fiscal 2016, on a prospective basis.  Adoption of this ASU resulted in a reclassification of our net current deferred tax assets and liabilities to net non-current deferred tax assets and liabilities in our consolidated balance sheet as of the end of fiscal 2016.  No prior periods were retrospectively adjusted.

Research and Development

Research and development costs are expensed as incurred.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, on Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective.  In March 2016, the FASB issued an ASU on Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard. The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance, and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an ASU for revenue from contracts with customers identifying performance obligations and licensing.  The ASU provides further guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements.  The new standard is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We are evaluating the effect this new standard will have on our consolidated financial statements and related disclosures. The new standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

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

In July 2015, the FASB issued an ASU that requires an entity to measure inventory at the lower of cost and net realizable value when the FIFO or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance will become effective for us in our first quarter of fiscal 2018, with early adoption permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.

2.	Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2016, 2015, and 2014 was as follows (in millions, except per share amounts):

	2016	2015	2014
Numerator:
Net income	$72.2	$110.4	$46.7
Denominator:
Shares, basic	36.6	36.9	34.8
Effect of dilutive share-based awards	1.3	2.0	2.3
Shares, diluted	37.9	38.9	37.1
Net income per share:
Basic	$1.97	$2.99	$1.34
Diluted	$1.91	$2.84	$1.26

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2016, 2015, and 2014 as follows (in millions):

	2016	2015	2014
Share-based awards	0.7	0.3	0.2

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

Our ARS investments, which are included in non-current other assets, have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.  During 2016, 2015 and 2014, $6.6 million, $4.9 million and zero, respectively, of our ARS investments were redeemed.

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments using a trinomial discounted cash flow analysis.  The analysis considered, among others, the following factors:

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

When possible, our failed ARS investments were compared to other observable market data or securities with similar characteristics.  Our estimate of the fair value of our ARS investments fluctuates from period to period depending on future market conditions.

We have ARS investments with a fair value of $7.1 million that mature in fiscal 2018 and $1.5 million that have no maturity date.  All of our ARS investments are below investment grade and have a total par value of $12.5 million.

The various types of ARS investments we held as of the end of fiscal 2016, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain/(loss), and fair value consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$7.5	$(2.2)	(1)	$5.3	$1.8	$7.1
Preferred stock	5.0	(5.0)		—	1.5	1.5
Total ARS Investments	$12.5	$(7.2)		$5.3	$3.3	$8.6

(1)

Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $4.4 million on non-current other assets.  Accretion is reclassified from accumulated other comprehensive income and recorded in the consolidated statements of income as interest income.

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

We have accounted for our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured.  Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell our ARS investments and it is not more likely than not that we will be required to sell our ARS investments before the recovery of the amortized cost basis.

4.	Property and Equipment

Property and equipment as of the end of fiscal 2016 and 2015 consisted of the following (in millions):

	Life	2016	2015
Land	—	$13.3	$13.3
Building and building improvements	35 years	44.5	44.3
Computer equipment	3 - 5 years	25.3	23.5
Manufacturing equipment	1 year to 5 years	65.8	61.0
Furniture, fixtures, and leasehold improvements	3 years to 10 years	21.1	22.7
Capitalized software	3 years to 7 years	30.0	26.0
		200.0	190.8
Accumulated depreciation and amortization		(87.3)	(67.4)
Property and equipment, net		$112.7	$123.4

In fiscal 2016 and 2015, there was $10.9 million and $6.6 million property and equipment retired which was fully depreciated, respectively.

5.	Acquisitions

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

In connection with the acquisition, we issued 1,577,559 shares of our common stock to the former Validity stockholders valued at $70.3 million based on the closing price of our common stock of $44.55 on the Acquisition Date.  As of June 30, 2016, the remaining liability for contingent consideration of $25.5 million represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see Legal proceedings under Note 8).

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

The Working Capital Holdback as adjusted for additional purchase consideration was settled in the three months ended March 31, 2015, for a total of ¥5.78 billion (or $48.6 million). The majority of the Indemnification Holdback was settled in fiscal 2016.  We have retained approximately ¥648 million (approximately $6.2 million) subject to resolution of the IIX legal dispute (see Legal proceedings under Note 8) and is included in the long-term portion of Acquisition-related liabilities in the consolidated balance sheet. The RSP Acquisition has been accounted for as a business combination and the results of RSP’s operations have been included in our consolidated financial statements since the Closing Date. Under the terms of the stock purchase agreement, RSP entered into an inventory purchase obligation with Renesas Electronics Corporation, or REL, to acquire Closing Date inventory held by REL. This inventory purchase obligation was settled in fiscal 2015 for approximately $115 million.

6.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2016 and 2015 (in millions):

	Weighted Average
	Life in Years	2016	2015
Display driver technology	5.3	$164.0	$164.0
Fingerprint authentication technology	3.6	75.6	75.6
ThinTouch technology		-	8.9
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Backlog		-	10.3
Patents	7.7	4.8	0.1
Supplier arrangement	1.8	22.0	22.0
Acquired intangibles, gross	4.2	316.1	330.6
Accumulated amortization		(155.8)	(95.2)
Acquired intangibles, net		$160.3	$235.4

In fiscal 2016 there was $10.3 million of backlog retired which was fully depreciated.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $73.0 million in fiscal 2016 and $87.6 million in fiscal 2015.  This amortization expense was included in our consolidated statements of income as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2017	$59.3
2018	48.6
2019	34.2
2020	10.6
2021	3.5
Thereafter	4.1
Future amortization	$160.3

7.	Debt

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

In October 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the Lenders, which amends the Credit Agreement.

Pursuant to the First Amendment, we obtained a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million.

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

The revolving credit facility and term loans bear interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.  During fiscal 2016, the interest rates on our borrowings ranged from approximately 1.48% to 1.95%.

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ending March 31, 2015.  Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, with the final principal payment of $90.0 million due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.  As of June 30, 2016, the outstanding balance of the debt owed under the Credit Agreement was $238.8 million.

Borrowings under the Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR or a Base Rate, in each case plus the Applicable Margin.  The Applicable Margin is based on our consolidated total leverage ratio pursuant to a pricing grid set forth in the Credit Agreement.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  We have been in compliance with the restrictive operating covenants in all periods the debt has been outstanding.

8.	Commitments and Contingencies

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2017 to fiscal 2022, some of which have renewal options of one to five years.  Our leased office facilities are located in Armenia, China, Denmark, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, the United States, and Vietnam.  We recognized rent expense on a straight-line basis of $9.2 million, $7.9 million, and $4.7 million for fiscal 2016, 2015, and 2014, respectively.

The aggregate minimum rental commitments in future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2017	$7.5
2018	3.4
2019	1.4
2020	0.5
2021	0.4
Thereafter	0.1
Total minimum operating lease payments	$13.3

Contingencies

We have in the past, and may in the future receive notices from third parties that claim our products infringe their intellectual property rights.  We cannot be certain that our technologies and products do not and will not infringe issued patents or other proprietary rights of third parties.

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity to secure our rights under the Agreement and Plan of Reorganization between us and Validity. Pursuant to the Agreement, we can offset costs, damages and settlements against the contingent consideration earnout balance for certain of the claims brought by Amkor.  Accordingly, we have withheld and reserved the remaining contingent consideration earnout balance of $25.5 million and have classified the reserve balance as a current acquisition-related liability in our consolidated balance sheet.

In September 2015, IIX Inc., or IIX, filed a complaint against us demanding payment of certain fees and costs plus interest allegedly due to IIX under a memorandum of understanding, or MOU, entered into between IIX and RSP, as well as litigation costs. In September 2015, we tendered a claim for indemnification from Renesas Electronics Corporation, or Renesas, on the basis that the IIX claim arises from a breach of Renesas’ obligations under the Stock Purchase Agreement that we executed with Renesas, among others, in June 2014.  Accordingly, we have retained ¥648 million (approximately $6.2 million) of the indemnification holdback liability and have classified the reserve balance as a non-current acquisition-related liability, as final settlement of the IIX complaint is not expected to occur within the next twelve months.

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2016, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2016 were as follows:

Stock options outstanding	2,711,542
Deferred stock units outstanding	1,005,981
Market stock units outstanding	146,150
Awards available for grant under all share-based compensation plans	1,458,301
Reserved for future issuance	5,321,974

Treasury Stock

Our cumulative authorization for our common stock repurchase program is $1.05 billion, as of the end of fiscal 2016, expiring in October 2017.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock.  As of the end of fiscal 2016, we had $157.7 million remaining under our common stock repurchase program.

10.	Share-Based Compensation

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts on the creation of stockholder value.  Consequently, we determine whether to grant share-based compensatory awards subsequent to the initial award for our employees and consultants primarily on individual performance.  Our share-based compensation plans with outstanding awards consist of our Amended and Restated 2001 Incentive Compensation Plan, or our 2001 Plan; our Amended and Restated 2010 Incentive Compensation Plan, or our 2010 Plan; and our 2010 Employee Stock Purchase Plan, or our 2010 ESPP.

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2016, were as follows:

	Awards			2010
	Available	2001	2010	Employee
	Under All	Incentive	Incentive	Stock
	Share-Based	Compensation	Compensation	Purchase
	Award Plans	Plan	Plan	Plan
Balance at June 2015	2,560,131	—	2,302,512	257,619
Additional shares authorized	375,296	—	—	375,296
Stock options granted	(440,362)	—	(440,362)	—
Deferred stock units granted	(704,225)	—	(704,225)	—
Market stock units granted	(77,700)	—	(77,700)	—
Market stock units performance adjustment	(39,273)	—	(39,273)	—
Purchases under employee stock purchase plan	(302,781)	—	—	(302,781)
Forfeited	87,315	100	87,215	—
Plan shares expired	(100)	(100)	—	—
Balance at June 2016	1,458,301	—	1,128,167	330,134

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan.  Option awards that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of their respective grant agreements.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2016, 2015, and 2014 were as follows (in millions):

	2016	2015	2014
Cost of revenue	$1.8	$1.4	$1.1
Research and development	30.6	24.5	18.5
Selling, general, and administrative	24.4	18.2	13.3
Total	$56.8	$44.1	$32.9
Income tax benefit on share-based compensation	$14.7	$12.5	$10.6

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

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of the end of fiscal 2016.  Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

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

Certain stock option activity for fiscal 2016 and balances as of the end of fiscal 2016 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2015	2,870,425	$38.50
Granted	440,362	79.05
Exercised	(570,156)	29.22
Forfeited	(29,089)	70.18
Balance at June 2016	2,711,542	49.69	$39.9
Exercisable at June 2016	1,994,854	36.29	$39.7

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2016, or June 24, 2016, of $52.22 and excludes the impact of options that were not in-the-money.  Approximately 59% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2016.

At the end of fiscal 2016, we estimated that we have 2.6 million fully vested options and options expected to vest with an aggregate intrinsic value of $39.9 million, having a weighted average exercise price of $45.96 and a weighted average remaining contractual term of 3.82 years.  The weighted average remaining contractual term for the options exercisable is approximately 3.14 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2016, 2015, and 2014 were as follows (in millions):

	2016	2015	2014
Cash received	$16.6	$36.2	$71.7
Aggregate intrinsic value	$29.7	$69.9	$79.3

The fair value of each award granted under our share-based compensation plans for fiscal 2016, 2015, and 2014 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2016	2015	2014
Expected volatility	40.4% - 44.2%	38.7% - 44.0%	40.1% - 44.5%
Expected life in years	3.8 - 4.6	3.8 - 4.3	3.8 - 4.3
Risk-free interest rate	1.22% - 1.72%	1.18% - 1.80%	1.31% - 1.74%
Fair value per award	$28.30	$27.19	$18.72

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $18.7 million as of the end of fiscal 2016, to be recognized over a weighted average period of approximately 1.93 years.

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

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2016, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2016 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2015	860,376		$58.94
Granted	704,225		83.49
Delivered	(500,394)		53.53
Forfeited	(58,226)		73.82
Balance at June 30, 2016	1,005,981	$52.5	77.93

Of the shares delivered, 138,955 shares valued at $10.8 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2016, or June 24, 2016, of $52.22.

The unrecognized share-based compensation cost for DSUs granted under our 2010 Plan was approximately $68.5 million as of the end of fiscal 2016, which will be recognized over a weighted average period of approximately 2.04 years.  The aggregate market value of DSUs delivered in fiscal 2016, 2015, and 2014 was $26.7 million, $23.8 million, and $26.3 million, respectively.

Market Stock Units

Our 2010 Plan provides for the grant of Market Stock Unit, or MSU awards, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the Philadelphia Semiconductor Index, or SOX Index. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SOX Index using the following formula:

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2016, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2016 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2015	132,376		$58.95
Granted	77,700		126.74
Performance adjustment	39,273		—
Delivered	(103,199)		53.13
Balance at June 30, 2016	146,150	$7.6	97.54

As a result of the Synaptics TSR exceeding the SOX Index TSR by 110 percentage points, we delivered 200% of the targeted shares underlying the November 2012 MSU grants, or 17,466 additional shares.  Of the shares delivered, 18,860 shares valued at $1.7 million were withheld to meet statutory minimum tax withholding requirements.  As a result of the Synaptics TSR exceeding the SOX Index TSR by 53 percentage points, we delivered 200% of the targeted shares underlying the November 2013 MSU grants, or 24,455 additional shares.  Of the shares delivered, 25,739 shares valued at $2.3 million were withheld to meet statutory minimum tax withholding requirements.  As a result of the Synaptics TSR underperforming the SOX Index TSR by 6 percentage points, we delivered 88% of the targeted shares underlying the October 2014 MSU grants, or 2,648 less shares.  Of the shares delivered, 9,935 shares valued at $0.9 million were withheld to meet statutory minimum tax withholding requirements.

The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2016, or June 24, 2016, of $52.22.

The fair value of each MSU granted from our plans for fiscal 2016, 2015, and 2014 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2016	2015	2014
Expected volatility of company	45.57%	43.65%	38.79%
Expected volatility of SOX index	19.65%	20.60%	24.95%
Correlation coefficient	0.42	0.43	0.53
Expected life in years	2.94	2.93	2.92
Risk-free interest rate	0.92%	0.79%	0.57%
Fair value per award	$126.74	$66.48	$60.62

We amortize the compensation expense over the three-year performance and service period.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $9.9 million as of the end of fiscal 2016, which will be recognized over a weighted average period of approximately 1.0 years.

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2016, 2015, and 2014 were as follows (in millions, except shares purchased and weighted average purchase price):

	2016	2015	2014
Shares purchased	302,781	367,646	409,084
Weighted average purchase price	$52.42	$35.11	$22.07
Cash received	$15.8	$12.9	$9.0
Aggregate intrinsic value	$7.0	$13.7	$12.8

The fair value of each award granted under our 2010 ESPP for fiscal 2016, 2015, and 2014 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2016	2015	2014
Expected volatility	37.4% - 40.6%	36.8% - 47.9%	43.8% - 49.3%
Expected life in years	0.5 - 1.0	0.5 - 2.0	0.5 - 1.0
Risk-free interest rate	0.33% - 0.54%	0.07% - 0.54%	0.05% - 0.13%
Fair value per award	$24.52	$21.23	$15.04

The expected volatility is based on either implied volatility for the expected lives of 0.5 years or a weighting of implied and historical volatility for expected lives greater than 0.5 years; the expected life is the period starting at the enrollment date until each purchase date remaining in the offering period at the date of enrollment in the plan; and the risk free interest rate is based on U.S. Treasury yields or yield curve in effect for each expected life.

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2016 were approximately $0.8 million that will be amortized over the next 4 months.

11.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the United States.  Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $18,000, or $24,000 for employees who are 50 years or older.  In fiscal 2016, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year.  We made matching contributions of $2.5 million, $2.3 million, and $1.6 million in fiscal 2016, 2015, and 2014, respectively.

12.	Income Taxes

Income before provision for income taxes for fiscal 2016, 2015, and 2014 consisted of the following (in millions):

	2016	2015	2014
United States	$12.3	$13.4	$76.7
Foreign	63.3	146.8	(2.2)
Income before provision for income taxes	$75.6	$160.2	$74.5

The provision for income taxes for fiscal 2016, 2015, and 2014 consisted of the following (in millions):

	2016	2015	2014
Current tax expense/(benefit)
Federal	$12.1	$12.0	$(3.3)
Foreign	12.4	63.0	12.3
	24.5	75.0	9.0
Deferred tax expense/(benefit)
Federal	(7.5)	(3.7)	18.7
Foreign	(13.6)	(21.5)	0.1
	(21.1)	(25.2)	18.8
Provision for income taxes	$3.4	$49.8	$27.8

The provision for income taxes differs from the federal statutory rate for fiscal 2016, 2015, and 2014 as follows (in millions):

	2016	2015	2014
Provision at U.S. federal statutory rate	$26.6	$56.1	$26.1
Qualified stock options	5.1	2.7	0.9
Business credits	(10.3)	(4.7)	(2.8)
Foreign tax differential	(22.4)	(4.3)	(19.6)
Non-deductible portion of contingent consideration	0.9	(4.7)	21.2
Change in valuation allowance	(1.4)	(0.5)	(0.3)
Nondeductible amortization	4.4	2.7	0.9
Other differences	0.5	2.5	1.4
Provision for income taxes	$3.4	$49.8	$27.8

Net deferred tax assets as of the end of fiscal 2016 and 2015 consisted of the following (in millions):

	2016	2015
Current deferred tax assets	$—	$17.6
Non-current deferred tax assets	14.7	0.9
Non-current deferred tax liabilities	(9.0)	(33.9)
Net deferred tax assets/(liabilities)	$5.7	$(15.4)

Current deferred tax assets, non-current deferred tax assets, and non-current deferred tax liabilities are included in prepaid expenses and other current assets, other assets, and other liabilities, respectively, in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2016 and 2015 consisted of the following (in millions):

	2016	2015
Deferred tax assets:
Investment writedowns	$2.5	$5.8
Inventory writedowns	6.5	6.8
Property and equipment	0.8	1.3
Accrued compensation	2.5	3.3
Deferred compensation	1.7	2.8
Share-based compensation	12.6	8.8
Business credit carryforward	16.2	10.7
Net operating loss carryforward	2.5	5.7
Other accruals	2.4	4.3
	47.7	49.5
Valuation allowance	(14.1)	(14.5)
	33.6	35.0
Deferred tax liabilities:
Acquisition intangibles	(22.9)	(43.7)
Interest	(5.0)	(6.7)
	(27.9)	(50.4)
Net deferred tax assets/(liabilities)	$5.7	$(15.4)

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2016, a valuation allowance of $14.1 million is maintained to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2016 was a decrease of $0.4 million.

Undistributed earnings of our foreign subsidiaries were approximately $680.9 million as of the end of fiscal 2016 and are considered to be indefinitely reinvested overseas; accordingly, no U.S. income taxes have been provided for these earnings. The potential deferred tax liability associated with undistributed earnings of our foreign subsidiaries was approximately $182.1 million as of the end of fiscal 2016.

As of the end of fiscal 2016, we had federal and California net operating loss carryforwards of approximately $7.1 million and $33.2 million, respectively. The federal net operating loss carryforwards, which begin to expire in fiscal 2022 if not utilized, were acquired and are subject to limitations on their utilization.  The California net operating loss will begin to expire in fiscal 2020, if not utilized.  All of the California net operating loss carryforwards were attributable to share-based award deductions and any benefit of these net operating losses will be recorded directly to additional paid-in capital when realized. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $31.4 million and $26.0 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2016. The benefit of $31.0 million of these credits will be recorded directly to additional paid-in capital when realized. The federal research tax credit carryforward will begin to expire in 2032 and the state research tax credit can be carried forward indefinitely. We also had $1.6 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration, which will be recorded directly to additional paid-in capital when realized.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $1.8 million from $11.6 million in fiscal 2015 to $13.4 million in fiscal 2016.  Of this amount, $9.2 million will reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2016, 2015, and 2014 consisted of the following (in millions):

	2016	2015	2014
Beginning balance	$11.6	$10.2	$8.2
Increase in unrecognized tax benefits related to current year tax positions	1.6	2.3	1.1
Increase in unrecognized tax benefits related to prior year tax positions	1.1	0.3	1.7
Decrease due to statute expiration	(0.9)	(1.2)	(0.8)
Ending Balance	$13.4	$11.6	$10.2

Accrued interest and penalties increased by $0.3 million, increased by $0.2 million, and decreased by less than $0.1 million representing income tax expense or benefit, in fiscal 2016, 2015, and 2014, respectively.  Accrued interest and penalties was $1.4 million and $1.1 million as of June 30, 2016 and 2015, respectively.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

On March 31, 2016, Japan’s parliament approved legislation to reduce corporate combined income tax rates by 2.58 percentage points to 33.06%, which will be further reduced to 30.86% over the next two years.  We have accounted for the impact of the tax rate change of $0.7 million in the fourth quarter of our fiscal 2016.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, which made the federal research tax credit permanent, was enacted on December 17, 2015.  The PATH Act retroactively extended federal research credit from January 1, 2015. During fiscal 2016, we recognized tax benefit totaling $4.5 million from the federal research tax credit related to fiscal 2015.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result from a decrease of $0.8 million to an increase of $1.9 million.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to a treasury regulation addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party.  The U.S. Department of the Treasury has not withdrawn the requirement in its regulations related to the treatment of stock-based compensation.  The Commissioner filed an appeal to the Ninth Circuit Court of Appeals in February 2016. While we determined no adjustment to our financial statements is required due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

In September 2015, we were notified by the National Tax Agency of Japan that our open tax years would be subject to audit.  In April 2016, this audit was concluded with adjustments that are not material to our consolidated financial statements.  We have recorded the impact of this audit in the fourth quarter of fiscal 2016.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan.  From fiscal 2009 onward, we remain subject to examination by one or more of these jurisdictions.

In November 2015, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  We early adopted the ASU, effective June 30, 2016, on a prospective basis.  Adoption of this ASU resulted in a reclassification of our net current deferred tax assets and liabilities to net non-current deferred tax assets and liabilities in our consolidated balance sheet as of June 30, 2016.  No prior periods were retrospectively adjusted.

13.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from two broad product categories:  the mobile product market and the personal computing, or PC, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2016, 2015, and 2014, consisted of the following (in millions):

	2016	2015	2014
Japan	$651.0	$698.5	$45.0
China	518.7	504.2	449.4
United States	249.1	223.0	93.8
South Korea	182.5	142.1	233.9
Taiwan	61.1	127.2	118.8
Other	4.5	8.0	6.6
	$1,666.9	$1,703.0	$947.5

Net revenue from external customers for each group of similar products for fiscal 2016, 2015, and 2014 consisted of the following (in millions):

	2016	2015	2014
Mobile product applications	$1,459.5	$1,442.1	$689.8
PC product applications	207.4	260.9	257.7
	$1,666.9	$1,703.0	$947.5

Long-lived assets within geographic areas as of the end of fiscal 2016 and 2015 consisted of the following (in millions):

	2016	2015
United States	$174.8	$200.7
Asia/Pacific	305.0	364.9
	$479.8	$565.6

Our goodwill of $206.8 million has been allocated to a company-wide reporting unit.

Major customers’ revenue as a percentage of total net revenue for fiscal 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Customer A	21%	18%	28%
Customer B	20%	16%	*
Customer C	15%	11%	*
Customer D	*	11%	*
* Less than 10%

14.	Restructuring Activities

In June 2016, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operational activities to align the Company’s cost structure consistent with its revenue levels.  Restructuring costs related to the June 2016 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of income, which included $6.7 million in the fourth quarter of fiscal 2016.  These costs primarily related to severance costs for a reduction in headcount.  The total estimated charges are $10.5 million to $11.5 million for severance costs and $3.0 million to $4.0 million for lease cancellation and related charges.  The remainder of restructuring charges are expected to be recognized in fiscal 2017 for severance and related costs as well as space consolidation actions.  The restructuring liability was $6.7 million as of the end of fiscal 2016.  There were no payments made pursuant to the liability as of the end of fiscal 2016.

In the first quarter of fiscal 2016, we recorded $1.9 million of restructuring costs in our consolidated statements of income.  The costs included severance costs related to restructuring of the operations related to our acquisition of RSP.  These activities were concluded in fiscal 2016.

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

10.1 10.1.1

Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (9)

Commitment Increase Agreement and First Amendment to Credit Agreement (10)

10.6(d)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (11)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (12)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (13)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (14)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (14)

10.24(e)*	Amended and Restated 2010 Incentive Compensation Plan (15)

10.24(f)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (16)

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (2)

10.27*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (17)

10.28*	Change of Control Severance Policy for Principal Executive Officers (2)

10.29*	Employment Offer Letter dated April 23, 2015 between the registrant and Wajid Ali (18)

10.30*	Separation Agreement and Release dated June 5, 2015 between the registrant and Kathleen Bayless (18)

10.31*	Severance Policy for Principal Executive Officers (19)

10.32*	Form of Director and Officer Indemnification Agreement (20)
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

Exhibit Number	Exhibit
32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(2)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(3)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(4)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(7)	Incorporation by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(8)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2014.
(10)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 3, 2016.
(11)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(12)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(13)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 5, 2015.
(16)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 1, 2013.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(18)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 25, 2015.
(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.

(20) Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.

*	Indicates a contract with management or compensatory plan or arrangement.
†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished as a supplement to the Securities and Exchange Commission upon request.
##

This certification is being furnished solely pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act or incorporated by reference in any registration statement of the Company filed under the Securities Act.