Form 10-Q
period 2016-09-24
SYNAPTICS Inc
filed 2016-11-03
CIK 817720

Fincome segmentc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at October 28, 2016:  34,899,756

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 24, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September 30,	June 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$301.4	$352.2
Accounts receivable, net of allowances of $3.8 and $3.7 at September 30, 2016 and June 30, 2016, respectively	239.5	252.6
Inventories	152.9	146.4
Prepaid expenses and other current assets	32.2	28.9
Total current assets	726.0	780.1
Property and equipment at cost, net of accumulated depreciation of $93.2 and $87.3 at September 30, 2016 and June 30, 2016, respectively	109.4	112.7
Goodwill	206.8	206.8
Acquired intangibles, net	143.6	160.3
Non-current other assets	55.4	40.3
	$1,241.2	$1,300.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$153.8	$172.8
Accrued compensation	30.7	39.9
Income taxes payable	13.8	11.5
Acquisition-related liabilities	12.7	25.5
Other accrued liabilities	78.9	82.3
Current portion of long-term debt	15.0	18.8
Total current liabilities	304.9	350.8
Long-term debt, net of issuance costs	213.2	216.7
Acquisition-related liabilities	6.4	6.2
Deferred tax liabilities	5.2	9.0
Other long-term liabilities	12.7	12.5
Total liabilities	542.4	595.2
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 59,679,709 and 59,532,148 shares issued, and 34,851,639 and 35,212,141 shares outstanding, at September 30, 2016 and June 30, 2016, respectively	0.1	0.1
Additional paid-in capital	944.0	928.6
Treasury stock: 24,828,070 and 24,320,007 common treasury shares at September 30, 2016 and June 30, 2016, respectively, at cost	(917.3)	(892.3)
Accumulated other comprehensive income	3.0	3.3
Retained earnings	669.0	665.3
Total stockholders' equity	698.8	705.0
	$1,241.2	$1,300.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net revenue	$386.2	$470.0
Cost of revenue	262.8	306.2
Gross margin	123.4	163.8
Operating expenses:
Research and development	73.4	80.5
Selling, general, and administrative	34.6	40.2
Acquired intangibles amortization	4.5	4.7
Change in contingent consideration	-	2.7
Restructuring costs	5.3	1.9
Total operating expenses	117.8	130.0
Operating income	5.6	33.8
Interest and other expense, net	(0.9)	(0.8)
Income before provision for income taxes	4.7	33.0
Provision for income taxes	1.0	9.2
Net income	$3.7	$23.8
Net income per share:
Basic	$0.11	$0.65
Diluted	$0.10	$0.62
Shares used in computing net income per share:
Basic	34.8	36.8
Diluted	35.6	38.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net income	$3.7	$23.8
Other comprehensive loss:
Change in unrealized net loss on investments	-	(0.3)
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	(0.3)	(0.4)
Net current period-other comprehensive loss	(0.3)	(0.7)
Comprehensive income	$3.4	$23.1

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$3.7	$23.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	14.6	11.9
Depreciation and amortization	8.6	7.9
Acquired intangibles amortization	16.7	19.1
Accretion and remeasurement of contingent consideration liability	-	2.7
Deferred taxes	(5.7)	(6.0)
Impairment of property and equipment	-	2.4
Non-cash interest	(0.3)	(0.4)
Amortization of debt issuance costs	0.3	0.1
Foreign currency remeasurement loss	-	0.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	13.1	(24.5)
Inventories	(6.5)	(6.3)
Prepaid expenses and other current assets	(0.3)	9.2
Other assets	(1.5)	1.3
Accounts payable	(19.3)	(14.0)
Accrued compensation	(9.3)	(2.3)
Acquisition-related liabilities	(12.8)	(9.6)
Income taxes payable	2.1	(8.6)
Other accrued liabilities	(3.4)	4.8
Net cash provided by operating activities	(0.0)	12.3
Cash flows from investing activities
Proceeds from sales of investments	-	0.6
Purchase of intangible assets	-	(4.4)
Purchases of property and equipment	(5.7)	(9.9)
Investment in direct financing lease	(14.3)	-
Net cash used in investing activities	(20.0)	(13.7)
Cash flows from financing activities
Payment of debt	(7.5)	(1.9)
Purchases of treasury stock	(25.0)	(125.0)
Proceeds from issuance of shares	2.0	3.4
Excess tax benefit from share-based compensation	0.6	2.4
Payroll taxes for deferred stock and market stock units	(1.4)	(3.2)
Net cash used in financing activities	(31.3)	(124.3)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.3
Net decrease in cash and cash equivalents	(50.8)	(125.4)
Cash and cash equivalents at beginning of period	352.2	399.9
Cash and cash equivalents at end of period	$301.4	$274.5

Supplemental disclosures of cash flow information
Cash paid for taxes	$2.9	$20.2
Cash refund on taxes	$0.7	$9.7
Non-cash investing and financing activities:
Property and equipment received but unpaid	$2.7	$2.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2017 and 2016 years are 52-week periods ending on June 24, 2017 and June 25, 2016, respectively. The quarterly fiscal periods presented in this report were 13-week periods for the three months ended September 24, 2016 and September 26, 2015, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and resulted in net losses of $0.1 million and $1.4 million in the three months ended September 30, 2016, and 2015, respectively.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of September 30, 2016, we had no outstanding foreign currency forward contracts.  In the three months ended September 30, 2016, and 2015 we recognized net gains of zero and $1.7 million, respectively, on the foreign currency forward contracts.

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for us beginning in the first quarter of fiscal 2019, and early option is permitted.  We are evaluating the impact of this ASU on our condensed consolidated financial statements.

In August 2016, the FASB issued an ASU on Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. This ASU will be effective for us beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. We are evaluating the impact of this ASU on our condensed consolidated statements of cash flows.

In May 2014, the FASB issued an ASU on Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We are currently in the process of evaluating the impact of the adoption of the ASU on our condensed consolidated financial statements and considering additional disclosure requirements.  The new standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued an ASU for Compensation-Stock Compensation.  This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for us beginning in the first quarter of fiscal 2018, with early adoption permitted.  We are evaluating the effects of adoption of this ASU on our condensed consolidated financial statements.

In February 2016, the FASB issued an ASU on Leases. This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning in the first quarter of our fiscal year 2020, with early adoption permitted. We are evaluating the effects of adoption of this ASU on our condensed consolidated financial statements.

In January 2016, the FASB issued an ASU on Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in our first quarter of fiscal 2019, with early adoption permitted. We are evaluating the effects of the adoption of this ASU on our condensed consolidated financial statements.

In July 2015, the FASB issued an ASU that requires an entity to measure inventory at the lower of cost and net realizable value when the first-in, first-out, or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will become effective for us in our first quarter of fiscal 2018, with early adoption permitted.  We are evaluating the effects of the adoption of this ASU on our condensed consolidated financial statements.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable. Our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and revenue recognition and provide for only limited return rights under product warranty. Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  When sales rebates and price allowances are applicable they are estimated and recorded in the period the related revenue is recognized.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September 30,
	2016	2015
Numerator:
Net income	$3.7	$23.8
Denominator:
Shares, basic	34.8	36.8
Effect of dilutive share-based awards	0.8	1.4
Shares, diluted	35.6	38.2
Net income per share:
Basic	$0.11	$0.65
Diluted	$0.10	$0.62

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, and market stock units, or MSUs.

Dilutive net income per share amounts do not include the potential weighted average effect of 1,402,302 and 535,708 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2016 and 2015, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	September 30,			June 30,
	2016			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$263.6	$-	$-	$319.1	$-	$-
Auction rate securities	-	-	8.6	-	-	8.6
Total available-for-sale securities	$263.6	$-	$8.6	$319.1	$-	$8.6

In our condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets.

There were no changes in fair value of our Level 3 financial assets as of September 30, 2016.  There were no transfers in or out of our Level 1, 2, or 3 assets during the three months ended September 30, 2016 and 2015.

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

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of September 30, 2016 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $7.1 million maturing in fiscal year 2018 and $1.5 million fair value with no maturity date. All of our ARS investments are below investment grade.

The ARS investments we held as of September 30, 2016, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$7.5	$(1.9)	(1)	$5.6	$1.5	$7.1
Preferred stock	5.0	(5.0)		-	1.5	1.5
Total ARS	$12.5	$(6.9)		$5.6	$3.0	$8.6

(1)

Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $4.7 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

The ARS investments we held as of June 30, 2016, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings		New Cost Basis	Unrealized Gain	Fair Value
Credit linked notes	$7.5	$(2.2)	(1)	$5.3	$1.8	$7.1
Preferred stock	5.0	(5.0)		-	1.5	1.5
Total ARS	$12.5	$(7.2)		$5.3	$3.3	$8.6

(1)

Other-than-temporary impairment in retained earnings is partially offset by cumulative accretion of $4.4 million on non-current investments.  Accretion is reclassified from accumulated other comprehensive income and recorded in the condensed consolidated statements of income as non-cash interest income.

We have accounted for our ARS investments as non-current as we are not able to reasonably determine when the ARS markets will recover or be restructured.  Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not intend to sell the ARS investments and it is not more likely than not that we will be required to sell our ARS investments before the recovery of the amortized cost basis.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in millions):

	September 30,	June 30,
	2016	2016
Raw materials	$78.1	$59.2
Finished goods	74.8	87.2
	$152.9	$146.4

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

In October 2016, we were notified by a customer that they have cancelled production of a smartphone model, which contains certain customer specific parts, due to safety issues.  Due to the lack of forecasted demand, we have recorded additional inventory charges of approximately $2.8 million for our quarter ended September 30, 2016, which has been reflected in cost of revenue.

7. Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of September 30, 2016 and June 30, 2016 (in millions):

	Weighted Average Life in Years	September 30, 2016	June 30, 2016
Display driver technology	5.3	$164.0	$164.0
Fingerprint authentication technology	4.3	63.5	75.6
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Patents	7.7	4.7	4.8
Supplier arrangement		-	22.0
Acquired intangibles, gross	4.5	281.9	316.1
Accumulated amortization		(138.3)	(155.8)
Acquired intangibles, net		$143.6	$160.3

The total amortization expense for the acquired intangible assets was $16.7 million and $19.1 million for the three months ended September 30, 2016 and 2015, respectively.  Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 30, 2016 (in millions):

Remainder of 2017	$42.6
2018	48.6
2019	34.2
2020	10.6
2021	3.5
2022	3.5
Thereafter	0.6
Future amortization	$143.6

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30,	June 30,
	2016	2016
Customer obligations	$32.8	$34.8
Inventory obligations	24.1	24.0
Warranty	3.5	3.5
Other	18.5	20.0
	$78.9	$82.3

9. Indemnifications, Contingencies and Legal Proceedings

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity Sensors, Inc., or Validity, to secure our rights under the Agreement and Plan of Reorganization between us and Validity. Pursuant to the Agreement, we can offset costs, damages and settlements against the contingent consideration earnout balance for certain of the claims brought by Amkor.  Accordingly, we have withheld and reserved the remaining contingent consideration earnout balance of $12.7 million and have classified the reserve balance as a current acquisition-related liability in our condensed consolidated balance sheet.

In September 2015, IIX Inc., or IIX, filed a complaint against us demanding payment of certain fees and costs plus interest allegedly due to IIX under a memorandum of understanding, or MOU, entered into between IIX and Renesas SP Drivers, Inc., or RSP, as well as litigation costs. In September 2015, we tendered a claim for indemnification from Renesas Electronics Corporation, or

Renesas, on the basis that the IIX claim arises from a breach of Renesas’ obligations under the Stock Purchase Agreement that we executed with Renesas, among others, in June 2014.  Accordingly, we have retained ¥648 million (approximately $6.4 million) of the indemnification holdback liability and have classified the reserve balance as a non-current acquisition-related liability, as final settlement of the IIX complaint is not expected to occur within the next twelve months.

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

The revolving credit facility and term loans under the Credit Agreement bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.  During the three months ended September 30, 2016, the interest rates on our borrowings ranged from approximately 1.85% to 1.88%.

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ended March 31, 2015.  Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million will be due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.  As of September 30, 2016, the outstanding balance of the debt owed under the Credit Agreement was $231.3 million.

Borrowings under the Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR or a Base Rate, in each case plus the Applicable Margin.  The Applicable Margin is based on our consolidated total leverage ratio pursuant to a pricing grid set forth in the Credit Agreement.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of September 30, 2016, we were in compliance with the restrictive operating covenants.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September 30,
	2016	2015
Cost of revenue	$0.5	$0.4
Research and development	7.8	6.5
Selling, general, and administrative	6.3	5.0
Total	$14.6	$11.9
Income tax benefit on share-based compensation	$3.7	$2.9

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of September 30, 2016. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2016	2,711,542	$46.69
Granted	106,602	52.47
Exercised	(78,309)	25.46
Forfeited	(45,190)	71.86
Balance as of September 30, 2016	2,694,645	47.12	$45.1
Exercisable at September 30, 2016	2,024,661	38.58	$44.6

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2016 of $56.67 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2016	1,005,981
Granted	15,025
Delivered	(93,681)
Forfeited	(56,810)
Balance as of September 30, 2016	870,515	$49.3

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2016 of $56.67.

Of the shares delivered, 24,429 shares valued at $1.4 million were withheld to meet statutory minimum tax withholding requirements.

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

During the three months ended September 30, 2016, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of September 30, 2016 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2016	146,150
Forfeited	(8,943)
Balance as of September 30, 2016	137,207	$7.8

We value the MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $8.2 million as of September 30, 2016, which will be recognized over a weighted average period of approximately 0.7 years.

Employee Stock Purchase Plan

There were no employee stock purchase plan purchases during the three-month period ended September 30, 2016.

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

The provision for income taxes of $1.0 million and $9.2 million for the three months ended September 30, 2016 and 2015, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2016, diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  The effective tax rate for the three months ended September 30, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration and net unrecognized tax benefits associated with qualified stock options.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $0.3 million during the three months ended September 30, 2016 to $13.7 million from $13.4 million at June 30, 2016, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2016 was $1.2 million; this balance decreased $0.2 million from June 30, 2016. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $0.8 million.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September 30,
	2016	2015
China	$178.3	$105.8
Japan	74.0	229.1
United States	64.3	66.0
South Korea	51.1	51.0
Taiwan	14.8	17.9
Other	3.7	0.2
	$386.2	$470.0

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September 30,
	2016	2015
Mobile product applications	$331.3	$412.1
PC product applications	54.9	57.9
	$386.2	$470.0

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2016	2015
Customer A	24%	21%
Customer B	23%	21%
Customer C	11%	*
Customer D	*	18%
_____________________ *Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September 30,	June 30,
	2016	2016
Customer A	18%	12%
Customer B	17%	10%
Customer C	13%	14%
Customer D	*	13%
Customer E	*	11%

*	Less than 10%

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

15.	Restructuring Activities Announced June 2016

In June 2016, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operational activities to align the Company’s cost structure consistent with its revenue levels.  Restructuring costs related to the June 2016 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income.  These costs primarily related to severance costs for a reduction in headcount and facility consolidation and related costs.  The total estimated charges are $11.0 million to $11.5 million for severance costs and $3.5 million to $4.5 million for lease cancellation and related charges.  The remainder of restructuring charges are expected to be recognized in the remainder of fiscal 2017 for severance and related costs, as well as facility consolidation actions.  The restructuring liability activities during the quarter ended September 30, 2016 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total

Balance as of June 30, 2016	$6.7	$-	$6.7
Additional accruals	4.5	0.8	5.3
Cash payments	(8.1)	-	(8.1)
Non-cash settlements	-	(0.8)	(0.8)
Balance as of September 30, 2016	$3.1	$-	$3.1

Since the fourth quarter of 2016, we have incurred a total of $5.3 million in restructuring charges.  These charges include $4.5 million related to employee severance and benefits arrangements and $0.8 million in facility consolidation and related charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 24, 2016 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  Every solution we deliver either contains or consist of our touch-, display driver- or fingerprint authentication-based semiconductor solutions, which includes our chip, customer-specific firmware, and software.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, thereby reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. We do not have long-term supply contracts with any of our contract manufacturers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs.  In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements; manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, to cost of revenue.

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

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products.  We are continuing our commitment to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives’ commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities.

Restructuring costs primarily reflect severance costs and facilities costs related to restructuring of operations to reduce operating costs.  These headcount-related costs and facilities costs were in cost of revenue, research and development, and selling, general and administrative expenses.

Contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian Corporation and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms. Both earn-out arrangements are now complete; therefore, we do not have any change in the consolidated statement of income for contingent consideration during fiscal 2017.  The remaining obligation represents amounts we have not paid and have retained, subject to resolution of a legal dispute (see Legal Proceedings under Note 9 to the financial statements contained elsewhere in this report.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2016, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Mobile product applications	$331.3	$412.1	$(80.8)	(19.6%)
PC product applications	54.9	57.9	(3.0)	(5.2%)
Net revenue	386.2	470.0	(83.8)	(17.8%)
Gross margin	123.4	163.8	(40.4)	(24.7%)
Operating expenses:
Research and development	73.4	80.5	(7.1)	(8.8%)
Selling, general, and administrative	34.6	40.2	(5.6)	(13.9%)
Acquired intangibles amortization	4.5	4.7	(0.2)	(4.3%)
Change in contingent consideration	-	2.7	(2.7)	(100.0%)
Restructuring costs	5.3	1.9	3.4	178.9%
Operating income	5.6	33.8	(28.2)	(83.4%)
Interest and other expense, net	(0.9)	(0.8)	(0.1)	(12.5%)
Income before provision for income taxes	4.7	33.0	(28.3)	(85.8%)
Provision for income taxes	1.0	9.2	(8.2)	(89.1%)
Net income	$3.7	$23.8	$(20.1)	(84.5%)

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September 30,		Increase/
	2016	2015	(Decrease)
Mobile product applications	85.8%	87.7%	(1.9%)
PC product applications	14.2%	12.3%	1.9%
Net revenue	100.0%	100.0%	(0.0%)
Gross margin	32.0%	34.9%	(2.9%)
Operating expenses:
Research and development	19.0%	17.1%	1.9%
Selling, general, and administrative	9.0%	8.6%	0.4%
Acquired intangibles amortization	1.2%	1.0%	0.2%
Change in contingent consideration	0.0%	0.6%	(0.6%)
Restructuring costs	1.4%	0.4%	1.0%
Operating income	1.5%	7.2%	(5.7%)
Interest and other expense, net	(0.2%)	(0.2%)	0.0%
Income before provision for income taxes	1.2%	7.0%	(5.8%)
Provision for income taxes	0.3%	2.0%	(1.7%)
Net income	1.0%	5.1%	(4.1%)

Net Revenue

Net revenue was $386.2 million for the three months ended September 30, 2016 compared with $470.0 million for the three months ended September 30, 2015, a decrease of $83.8 million, or 17.8%. Of this net revenue, $331.3 million, or 85.8% was from mobile product applications and $54.9 million, or 14.2%, was from PC product applications. The decrease in net revenue for the three months ended September 30, 2016, was attributable to a decrease in net revenue from mobile product applications as well as PC product applications. Net revenue from mobile product applications decreased as a result of lower unit sales and lower average selling prices.  Net revenue from PC product applications decreased as a result of lower unit sales, partially offset by higher average selling prices.

Gross Margin

Gross margin as a percentage of net revenue was 32.0%, or $123.4 million, for the three months ended September 30, 2016 compared with 34.9%, or $163.8 million, for the three months ended September 30, 2015. The 290 basis point decrease in gross margin was primarily due to product mix.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $7.1 million to $73.4 million for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The decrease in research and development expenses primarily reflected a $3.6 million decrease in non-employee services and a $3.3 million decrease in infrastructure related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $5.6 million to $34.6 million for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The decrease in selling, general, and administrative expenses primarily reflected a $2.2 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs, partially offset by an increase in share-based compensation costs; a $1.3 million decrease in the foreign currency transaction and remeasurement losses; a $0.8 million decrease in non-employee services; and a $0.7 million decrease in travel and related expenses.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See Note 7 to the condensed consolidated financial statements.

Change in Contingent Consideration. Our contingent consideration decreased $2.7 million to zero for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The earn-out periods related to the contingent consideration ended in the third and fourth quarter of fiscal 2016.

Restructuring costs.  Restructuring costs of $5.3 million in the three months ended September 30, 2016 reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included people in operations, research and development, and selling, general and administrative functions. We expect to incur additional restructuring costs in the second quarter of fiscal 2017, which will include additional severance costs and facility consolidation costs.  Restructuring costs of $1.9 million in the three months ended September 30, 2015, reflect severance costs related to restructuring of the operations related to the RSP acquisition.  See Note 15 to the condensed consolidated financial statements.

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

The provision for income taxes of $1.0 million and $9.2 million for the three months ended September 30, 2016 and 2015, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  The effective tax rate for the three months ended September 30, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates partially offset by foreign withholding taxes, nondeductible amortization, contingent consideration and the impact of accounting for qualified stock options.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $301.4 million as of September 30, 2016 compared with $352.2 million as of June 30, 2016, a decrease of $50.8 million.  The decrease primarily reflected the combination of, $25.0 million used to repurchase 508,063 shares of our common stock, $14.3 million used for the investment in a direct financing lease, $7.5 million for the payment of debt, and $5.7 million used for the purchase of property and equipment, partially offset by $2.0 million in proceeds from issuance of shares. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2016, $167.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2016 did not generate any net cash compared with $12.3 million of net cash generated during the three months ended September 30, 2015. For the three months ended September 30, 2016, the primary operating activities were net income of $3.7 million, plus adjustments for non-cash charges of $34.2 million, offset by a $37.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $19.3 million decrease in accounts payable, a $12.8 million decrease in acquisition-related obligations, a $9.3 million decrease in accrued compensation, and a $6.5 million increase in inventory, partially offset by a $13.1 million decrease in accounts receivable, net. From June 30, 2016 to September 30, 2016, our days sales outstanding decreased from 70 days to 56 days and our annual inventory turns increased from six to seven.  For the three months ended September 30, 2015, net cash provided by operating activities was primarily attributable to net income of $23.8 million, plus adjustments for non-cash charges of $38.5 million, and a $50.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $24.5 million increase in accounts receivable, a $14.0 million decrease in accounts payable, a $9.6 million decrease in acquisition related obligations, a $6.3 million increase in inventory and an $8.6 million decrease in income taxes payable; partially offset by a $9.2 million decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 30, 2016 consisted of $14.3 million for the investment in a direct financing lease and $5.7 million for purchase of property and equipment. Net cash used in investing activities during the three months ended September 30, 2015 consisted of $9.9 million for the purchases of property and equipment and $4.4 million for the purchase of intangible assets, partially offset by $0.6 million in proceeds from sales of investments.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2016 was $31.3 million, compared with $124.3 million for the three months ended September 30, 2015. Net cash used in financing activities for the three months ended September 30, 2016 primarily related to $25.0 million used to repurchase 508,063 shares of our common stock and $7.5 million for the payment of debt. Net cash used in financing activities for the three months ended September 30, 2015 primarily related to $125.0 million used to repurchase 1,668,713 shares of our common stock.

Common Stock Repurchase Program. As of September 30, 2016, our board has cumulatively authorized $1.15 billion for our common stock repurchase program, which will expire in July 2018. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2016, we purchased 24,828,070 shares of our common stock in the open market for an aggregate cost of $917.3 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the three months ended September 30, 2016, we repurchased 508,063 shares of our common stock for a total cost of $25.0 million. As of September 30, 2016, the remaining available authorization under our common stock repurchase program is $232.7 million.

Bank Credit Facility. On September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as Administrative Agent for the Lenders.  On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the lenders party thereto, which amends the Credit Agreement, among us, the Lenders and the Administrative Agent.

Pursuant to the First Amendment, we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million, and the Lenders under the Credit Agreement agreed to provide such increased revolving credit commitments pursuant to the terms of the First Amendment.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP acquisition purchase price. As of September 30, 2016, the outstanding balance of the debt was $231.3 million.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ended March 31, 2015. Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  As of September 30, 2016, we were in compliance with the restrictive covenants.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our indemnification holdback liability associated with the RSP acquisition, our contingent consideration obligations associated with the acquisition of Validity, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2016 were as follows (in millions):

	Remaining in Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Thereafter	Total
Long-term debt (1)	$15.0	$21.0	$21.2	$191.6				$248.8
Leases	7.2	7.2	1.7	0.5	0.4	0.1	-	17.1
Purchase obligations and other commitments (2)	24.1							24.1
Other long-term obligations (3)	12.7			6.4				19.1
Total	$59.0	$28.2	$22.9	$198.5	$0.4	$0.1	$-	$309.1

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers.
(3)	Represents a hold back liability under the definitive agreements for the RSP acquisition and payments due for earnout consideration related to the Validity acquisition.

In fiscal 2015 we completed the RSP acquisition. The purchase price at the closing date of the acquisition was paid entirely in cash, with ¥7.25 billion held back to address any post-closing adjustments or claims, or the Indemnification Holdback.  As of September 30, 2016, the majority of the Indemnification Holdback liability was settled. We have retained ¥648 million (approximately $6.4 million) subject to resolution of the IIX legal dispute (see Legal Proceedings under Note 9).

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement. The earnout period for this arrangement was complete as of March 31, 2016.  During the first quarter of fiscal 2017, we paid $12.8 million of this liability. As of September 30, 2016, we have $12.7 million of the final earnout consideration liability remaining;  this balance represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see Legal Proceedings under Note 9).

The amounts in the table above exclude unrecognized tax benefits of $13.7 million. As of September 30, 2016, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the Condensed Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, our market risk related to interest rates on our cash and cash equivalents and ARS investments, variable interest rate risk, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.15 billion for our common stock repurchase program, which expires at the end of July 2018.  As of September 30, 2016, the remaining amount authorized for the repurchase of our common stock is $232.7 million.  Repurchases under our common stock repurchase program during the three-month period ended September 30, 2016 were as follows:

			Total Number
			of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 26, 2016 - July 23, 2016	508,063	49.21	508,063	$232,739,000
July 24, 2016 - August 20, 2016	—		—	232,739,000
August 21, 2016 - September 24, 2016	—		—	232,739,000
Total	508,063

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 2, 2016	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: November 2, 2016	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer