Form 10-Q
period 2016-12-24
SYNAPTICS Inc
filed 2017-01-31
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2016

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

Number of shares of Common Stock outstanding at January 26, 2017: 35,358,027

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 24, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December 31,	June 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$347.2	$352.2
Accounts receivable, net of allowances of $3.8 and $3.7 at December 31, 2016 and June 30, 2016, respectively	259.7	252.6
Inventories	159.7	146.4
Prepaid expenses and other current assets	38.6	28.9
Total current assets	805.2	780.1
Property and equipment at cost, net of accumulated depreciation of $95.4 and $87.3 at December 31, 2016 and June 30, 2016, respectively	115.1	112.7
Goodwill	206.8	206.8
Acquired intangibles, net	129.1	160.3
Non-current other assets	46.3	40.3
	$1,302.5	$1,300.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$168.7	$172.8
Accrued compensation	33.8	39.9
Income taxes payable	9.4	11.5
Acquisition-related liabilities	8.7	25.5
Other accrued liabilities	93.3	82.3
Current portion of long-term debt	15.0	18.8
Total current liabilities	328.9	350.8
Long-term debt, net of issuance costs	209.7	216.7
Acquisition-related liabilities	5.5	6.2
Deferred tax liabilities	4.2	9.0
Other long-term liabilities	13.9	12.5
Total liabilities	562.2	595.2
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 60,129,621 and 59,532,148 shares issued, and 35,301,551 and 35,212,141 shares outstanding, at December 31, 2016 and June 30, 2016, respectively	0.1	0.1
Additional paid-in capital	964.2	928.6
Treasury stock: 24,828,070 and 24,320,007 common treasury shares at December 31, 2016 and June 30, 2016, respectively, at cost	(917.3)	(892.3)
Accumulated other comprehensive income	1.5	3.3
Retained earnings	691.8	665.3
Total stockholders' equity	740.3	705.0
	$1,302.5	$1,300.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenue	$461.3	$470.5	$847.5	$940.5
Cost of revenue	322.6	305.3	585.4	611.5
Gross margin	138.7	165.2	262.1	329.0
Operating expenses:
Research and development	73.5	78.6	146.9	159.1
Selling, general, and administrative	32.3	41.0	66.9	81.2
Acquired intangibles amortization	2.4	4.6	6.9	9.3
Change in contingent consideration	-	(4.3)	-	(1.6)
Restructuring costs	1.7	-	7.0	1.9
Total operating expenses	109.9	119.9	227.7	249.9
Operating income	28.8	45.3	34.4	79.1
Interest and other income/(expense), net	0.6	(0.8)	(0.3)	(1.6)
Income before provision for income taxes	29.4	44.5	34.1	77.5
Provision for income taxes	6.6	9.5	7.6	18.7
Net income	$22.8	$35.0	$26.5	$58.8
Net income per share:
Basic	$0.65	$0.96	$0.76	$1.61
Diluted	$0.64	$0.93	$0.74	$1.55
Shares used in computing net income per share:
Basic	35.1	36.4	35.0	36.6
Diluted	35.9	37.7	35.7	38.0

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$22.8	$35.0	$26.5	$58.8
Other comprehensive loss:
Change in unrealized net loss on investments	(1.5)	(0.7)	(1.5)	(1.0)
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	-	(0.5)	(0.3)	(0.9)
Net current period-other comprehensive loss	(1.5)	(1.2)	(1.8)	(1.9)
Comprehensive income	$21.3	$33.8	$24.7	$56.9

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net income	$26.5	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	30.2	25.9
Depreciation and amortization	16.6	15.5
Acquired intangibles amortization	31.2	37.9
Accretion and remeasurement of contingent consideration liability	-	(1.6)
Deferred taxes	(5.6)	(8.4)
Impairment of property and equipment	-	2.4
Non-cash interest	(0.3)	(0.9)
Amortization of debt issuance costs	0.6	0.4
Impairment recovery on investments	(1.9)	-
Foreign currency remeasurement loss	0.8	0.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7.1)	(12.4)
Inventories	(13.3)	3.6
Prepaid expenses and other current assets	(10.8)	2.7
Other assets	2.5	2.4
Accounts payable	(2.0)	(17.7)
Accrued compensation	(5.9)	7.5
Acquisition-related liabilities	(16.8)	(9.6)
Income taxes payable	(4.6)	(4.6)
Other accrued liabilities	12.3	4.2
Net cash provided by operating activities	52.4	106.8
Cash flows from investing activities
Proceeds from sales of investments	7.5	0.6
Purchase of intangible assets	-	(4.4)
Purchases of property and equipment	(20.3)	(15.1)
Investment in direct financing lease	(15.8)	-
Net cash used in investing activities	(28.6)	(18.9)
Cash flows from financing activities
Payment of debt	(11.3)	(3.8)
Purchases of treasury stock	(25.0)	(125.0)
Proceeds from issuance of shares	13.1	19.5
Payment of debt issuance costs	-	(0.3)
Excess tax benefit from share-based compensation	1.0	4.7
Payroll taxes for deferred stock and market stock units	(4.7)	(11.2)
Net cash used in financing activities	(26.9)	(116.1)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.3
Net decrease in cash and cash equivalents	(5.0)	(27.9)
Cash and cash equivalents at beginning of period	352.2	399.9
Cash and cash equivalents at end of period	$347.2	$372.0

Supplemental disclosures of cash flow information
Cash paid for taxes	$15.8	$25.8
Cash refund on taxes	$9.9	$10.8
Non-cash investing and financing activities:
Property and equipment received but unpaid	$1.8	$3.5

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2017 and 2016 years are 52-week periods ending on June 24, 2017 and June 25, 2016, respectively. The quarterly fiscal periods presented in this report were 13-week periods and 26-week periods for the three and six months ended December 24, 2016 and December 26, 2015, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and resulted in net losses of $0.1 million and less than $0.1 million in the three and six months ended December 31, 2016, and net losses of $0.3 million and $2.1 million in the three and six months ended December 31, 2015, respectively.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of December 31, 2016, we had no outstanding foreign currency forward contracts.  In the six months ended December 31, 2016, and 2015 we recognized net gains of zero and $1.2 million, respectively, on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for us beginning in the first quarter of fiscal 2019, and early adoption is permitted.  We are evaluating the impact of this ASU on our condensed consolidated financial statements.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net income	$22.8	$35.0	$26.5	$58.8
Denominator:
Shares, basic	35.1	36.4	35.0	36.6
Effect of dilutive share-based awards	0.8	1.3	0.7	1.4
Shares, diluted	35.9	37.7	35.7	38.0
Net income per share:
Basic	$0.65	$0.96	$0.76	$1.61
Diluted	$0.64	$0.93	$0.74	$1.55

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

Dilutive net income per share amounts do not include the potential weighted average effect of 1,900,374 and 969,730 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 31, 2016 and 2015, respectively, and 1,586,410 and 717,991 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 31, 2016 and 2015, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	December 31,			June 30,
	2016			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$330.2	$-	$-	$319.1	$-	$-
Auction rate securities	-	-	1.5	-	-	8.6
Total available-for-sale securities	$330.2	$-	$1.5	$319.1	$-	$8.6

In our condensed consolidated balance sheets, as of December 31, 2016 and June 30, 2016, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets.

The changes in fair value of our Level 3 financial assets as of December 31, 2016 were as follows:

Balance as of June 30, 2016	$8.6
Net unrealized loss	(1.5)
Impairment recovery on redeemed investments	1.9
Redemptions	(7.5)
Balance as of December 31, 2016	$1.5

There were no transfers in or out of our Level 1, 2, or 3 assets during the three and six months ended December 31, 2016 and 2015.

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

As there are currently no active markets for our various failed ARS investments, we have estimated the fair value of these investments as of December 31, 2016 using a trinomial discounted cash flow analysis. The analysis considered, among others, the following factors:

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

We have ARS investments with a fair value of $1.5 million fair value with no maturity date. All of our ARS investments are below investment grade.

The ARS investments we held as of December 31, 2016, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain	Fair Value
Preferred stock	$5.0	$(5.0)	$-	$1.5	$1.5

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in millions):

	December 31,	June 30,
	2016	2016
Raw materials	$79.6	$59.2
Finished goods	80.1	87.2
	$159.7	$146.4

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

7. Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of December 31, 2016 and June 30, 2016 (in millions):

	Weighted Average Life in Years	December 31, 2016	June 30, 2016
Display driver technology	5.3	$164.0	$164.0
Fingerprint authentication technology	4.3	63.5	75.6
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Patents	7.7	4.7	4.8
Supplier arrangement		-	22.0
Acquired intangibles, gross	4.5	281.9	316.1
Accumulated amortization		(152.8)	(155.8)
Acquired intangibles, net		$129.1	$160.3

The total amortization expense for the acquired intangible assets was $14.5 million and $18.8 million for the three months ended December 31, 2016 and 2015, respectively, and $31.2 million and $37.9 million for the six months ended December 31, 2016 and 2015, respectively.  Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of December 31, 2016 (in millions):

Remainder of 2017	$28.1
2018	48.6
2019	34.2
2020	10.6
2021	3.5
2022	3.5
Thereafter	0.6
Future amortization	$129.1

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	December 31,	June 30,
	2016	2016
Customer obligations	$39.0	$34.8
Inventory obligations	35.9	24.0
Warranty	3.7	3.5
Other	14.7	20.0
	$93.3	$82.3

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity Sensors, Inc., or Validity, to secure our rights under the Agreement and Plan of Reorganization between us and Validity. Pursuant to the Agreement, we can offset costs, damages and settlements against the contingent consideration earnout balance for certain of the claims brought by Amkor.  Accordingly, we have withheld and reserved the remaining contingent consideration earnout balance of $8.7 million and have classified the reserve balance as a current acquisition-related liability in our condensed consolidated balance sheet.

In September 2015, IIX Inc., or IIX, filed a complaint against us demanding payment of certain fees and costs plus interest allegedly due to IIX under a memorandum of understanding, or MOU, entered into between IIX and Renesas SP Drivers, Inc., or RSP, as well as litigation costs. In September 2015, we tendered a claim for indemnification from Renesas Electronics Corporation, or Renesas, on the basis that the IIX claim arises from a breach of Renesas’ obligations under the Stock Purchase Agreement that we executed with Renesas, among others, in June 2014.  Accordingly, we have retained ¥648 million (approximately $5.5 million) of the Indemnification Holdback (see definition included under Contractual Obligations and Commercial Commitments in Management’s Discussion and Analysis contained elsewhere in this Report) liability and have classified the reserve balance as a non-current acquisition-related liability, as final settlement of the IIX complaint is not expected to occur within the next twelve months.

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

On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the Lenders, which amended the Credit Agreement.

Pursuant to the First Amendment, we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million.

The First Amendment also amended the Credit Agreement by (i) reducing commitment fee rates set forth in the definition of Applicable Margin; (ii) providing that we may, from time to time, request incremental increases from the Lenders in the aggregate revolving and term commitments by an amount not exceeding $100 million, such increases to be in addition to the increase provided by the First Amendment; and (iii) making certain other administrative changes, all as set forth in the First Amendment.

The revolving credit facility and term loans under the Credit Agreement bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.  During the three months ended December 31, 2016, the interest rates on our borrowings ranged from approximately 1.85% to 2.42%.

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ended March 31, 2015.  Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million will be due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.  As of December 31, 2016, the outstanding balance of the debt owed under the Credit Agreement was $227.5 million.

Borrowings under the Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR or a Base Rate, in each case plus the Applicable Margin.  The Applicable Margin is based on our consolidated total leverage ratio pursuant to a pricing grid set forth in the Credit Agreement.

Under the Credit Agreement, there are restrictive operating covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and places a restriction on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of December 31, 2016, we were in compliance with the restrictive operating covenants.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of revenue	$0.6	$0.4	$1.1	$0.8
Research and development	8.5	7.5	16.3	14.0
Selling, general, and administrative	6.5	6.1	12.8	11.1
Total	$15.6	$14.0	$30.2	$25.9
Income tax benefit on share-based compensation	$4.3	$3.9	$8.0	$6.8

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance. Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2016	2,711,542	$46.69
Granted	197,401	52.69
Exercised	(200,643)	29.56
Forfeited	(84,068)	71.08
Balance as of December 31, 2016	2,624,232	47.67	$38.2
Exercisable at December 31, 2016	1,991,286	40.42	$37.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2016 of $54.09 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2016	1,005,981
Granted	809,721
Delivered	(319,780)
Forfeited	(93,393)
Balance as of December 31, 2016	1,402,529	$75.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2016 of $54.09.

Of the shares delivered, 81,704 shares valued at $4.4 million were withheld to meet statutory minimum tax withholding requirements.

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

During the six months ended December 31, 2016, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of December 31, 2016 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2016	146,150
Granted	105,800
Performance adjustment	(55,739)
Delivered	(10,339)
Forfeited	(14,043)
Balance as of December 31, 2016	171,829	$9.3

We value the MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $13.8 million as of December 31, 2016, which will be recognized over a weighted average period of approximately 1.5 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six-month period ended December 31, 2016 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	153,185
Weighted average purchase price	$46.89
Cash received	$7.2
Aggregate intrinsic value	$1.3

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

The provision for income taxes of $6.6 million and $9.5 million for the three months ended December 31, 2016 and 2015, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  The effective tax rate for the three months ended December 31, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.

The provision for income taxes of $7.6 million and $18.7 million for the six months ended December 31, 2016 and 2015, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  The effective tax rate for the six months ended December 31, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $0.7 million during the six months ended December 31, 2016 to $14.1 million from $13.4 million at June 30, 2016, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2016 was $1.1 million; this balance decreased $0.3 million from June 30, 2016. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $1.0 million.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
China	$229.0	$128.0	$407.2	$233.8
Japan	123.7	242.9	197.7	472.0
United States	57.0	47.0	121.3	113.0
South Korea	28.2	37.2	79.3	88.2
Taiwan	18.6	15.2	33.4	33.1
Other	4.8	0.2	8.6	0.4
	$461.3	$470.5	$847.5	$940.5

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Mobile product applications	$397.5	$407.8	$728.8	$819.9
PC product applications	63.8	62.7	118.7	120.6
	$461.3	$470.5	$847.5	$940.5

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Customer A	21%	22%	22%	21%
Customer B	18%	16%	20%	19%
Customer C	11%	16%	*	17%
Customer D	10%	12%	11%	11%
Customer E	10%	*	*	*

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December 31,	June 30,
	2016	2016
Customer A	18%	12%
Customer B	14%	10%
Customer C	12%	14%
Customer D	*	13%
Customer E	*	11%

*	Less than 10%

14. Comprehensive Income

Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

15.	Restructuring Activities Announced June 2016

In June 2016, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operational activities to align the Company’s cost structure consistent with its revenue levels.  Restructuring costs related to the June 2016 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income.  These costs primarily related to severance costs for a reduction in headcount and facility consolidation and related costs.  The total estimated charges are $11.6 million for severance costs and $2.3 million for lease cancellation and related charges.  The remaining restructuring charges for employee severance and benefits costs are expected to be recognized before the end of fiscal 2017 and the facility consolidation and related charges actions are complete.  The restructuring liability activities during the six months ended December 31, 2016 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total

Balance as of June 30, 2016	$6.7	$-	$6.7
Additional accruals	4.7	2.3	7.0
Cash payments	(11.1)	(0.3)	(11.4)
Non-cash settlements	-	(0.8)	(0.8)
Balance as of December 31, 2016	$0.3	$1.2	$1.5

Since the fourth quarter of 2016, we have incurred a total of $7.0 million in restructuring charges.  These charges include $4.7 million related to employee severance and benefits arrangements and $2.3 million in facility consolidation and related charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 24, 2016 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Acquired intangibles amortization, included in operating expenses, consists primarily of amortization of customer relationship intangible assets recognized under the purchase method for business combinations.

Contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian Corporation and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms.  Both earn-out arrangements are now complete, therefore, we do not have any change in the consolidated statement of income for contingent consideration during fiscal 2017.  The remaining obligation represents amounts we have not paid and have retained, subject to resolution of a legal dispute (see Legal Proceedings under Note 9 to the financial statements contained elsewhere in this Report).

Restructuring costs primarily reflect severance costs and facilities costs related to our restructuring of operations to reduce operating costs.  These headcount-related costs and facilities costs were in cost of revenue, research and development, and selling, general and administrative expenses.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2016, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mobile product applications	$397.5	$407.8	$(10.3)	(2.5%)	$728.8	$819.9	$(91.1)	(11.1%)
PC product applications	63.8	62.7	1.1	1.8%	118.7	120.6	(1.9)	(1.6%)
Net revenue	461.3	470.5	(9.2)	(2.0%)	847.5	940.5	(93.0)	(9.9%)
Gross margin	138.7	165.2	(26.5)	(16.0%)	262.1	329.0	(66.9)	(20.3%)
Operating expenses:
Research and development	73.5	78.6	(5.1)	(6.5%)	146.9	159.1	(12.2)	(7.7%)
Selling, general, and administrative	32.3	41.0	(8.7)	(21.2%)	66.9	81.2	(14.3)	(17.6%)
Acquired intangibles amortization	2.4	4.6	(2.2)	(47.8%)	6.9	9.3	(2.4)	(25.8%)
Change in contingent consideration	-	(4.3)	4.3	100.0%	-	(1.6)	1.6	100.0%
Restructuring costs	1.7	-	1.7	100.0%	7.0	1.9	5.1	268.4%
Operating income	28.8	45.3	(16.5)	(36.4%)	34.4	79.1	(44.7)	(56.5%)
Interest and other expense, net	0.6	(0.8)	1.4	175.0%	(0.3)	(1.6)	1.3	81.3%
Income before provision for income taxes	29.4	44.5	(15.1)	(33.9%)	34.1	77.5	(43.4)	(56.0%)
Provision for income taxes	6.6	9.5	(2.9)	(30.5%)	7.6	18.7	(11.1)	(59.4%)
Net income	$22.8	$35.0	$(12.2)	(34.9%)	$26.5	$58.8	$(32.3)	(54.9%)

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December 31,		Increase/	December 31,		Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Mobile product applications	86.2%	86.7%	(0.5%)	86.0%	87.2%	(1.2%)
PC product applications	13.8%	13.3%	0.5%	14.0%	12.8%	1.2%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	30.1%	35.1%	(5.0%)	30.9%	35.0%	(4.1%)
Operating expenses:
Research and development	15.9%	16.7%	(0.8%)	17.3%	16.9%	0.4%
Selling, general, and administrative	7.0%	8.7%	(1.7%)	7.9%	8.6%	(0.7%)
Acquired intangibles amortization	0.5%	1.0%	(0.5%)	0.8%	1.0%	(0.2%)
Change in contingent consideration	0.0%	(0.9%)	0.9%	0.0%	(0.2%)	0.2%
Restructuring costs	0.4%	0.0%	0.4%	0.8%	0.2%	0.6%
Operating income	6.2%	9.6%	(3.4%)	4.1%	8.4%	(4.3%)
Interest and other expense, net	0.1%	(0.2%)	0.3%	0.0%	(0.2%)	0.2%
Income before provision for income taxes	6.4%	9.5%	(3.1%)	4.0%	8.2%	(4.2%)
Provision for income taxes	1.4%	2.0%	(0.6%)	0.9%	2.0%	(1.1%)
Net income	4.9%	7.4%	(2.5%)	3.1%	6.3%	(3.2%)

Net Revenue

Net revenue was $461.3 million for the three months ended December 31, 2016 compared with $470.5 million for the three months ended December 31, 2015, a decrease of $9.2 million, or 2.0%. Of this net revenue, $397.5 million, or 86.2% was from mobile product applications and $63.8 million, or 13.8%, was from PC product applications. The decrease in net revenue for the three months ended December 31, 2016, was attributable to a decrease in net revenue from mobile product applications. Net revenue from mobile product applications decreased as a result of lower average selling prices, partially offset by an increase in units sold.

Net revenue was $847.5 million for the six months ended December 31, 2016 compared with $940.5 million for the six months ended December 31, 2015, a decrease of $93.0 million, or 9.9%.  Of this net revenue, $728.8 million, or 86.0% was from mobile product applications and $118.7 million, or 14.0%, was from PC product applications. The decrease in net revenue for the six months ended December 31, 2016, was attributable to a decrease in net revenue from mobile product applications as well as PC product applications. Net revenue from mobile product applications and PC product applications decreased as a result of lower average selling prices, partially offset by an increase in units sold.

Gross Margin

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

Gross margin as a percentage of net revenue was 30.1%, or $138.7 million, for the three months ended December 31, 2016 compared with 35.1%, or $165.2 million, for the three months ended December 31, 2015. The 500 basis point decrease in gross margin was primarily due to product mix, including the impact of lower margins on TDDI products and costs associated with the ramp of new fingerprint products.

Gross margin as a percentage of net revenue was 30.9%, or $262.1 million, for the six months ended December 31, 2016 compared with 35.0%, or $329.0 million, for the six months ended December 31, 2015. The 410 basis point decrease in gross margin was primarily due to product mix, including the impact of lower margins on TDDI products and costs associated with the ramp of new fingerprint products.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $5.1 million to $73.5 million for the three months ended December 31, 2016 compared with the three months ended December 31, 2015. The decrease in research and development expenses primarily reflected a $5.0 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; and a $1.1 million decrease in non-employee services; partially offset by a $1.4 million increase in supplies and project related costs.

Research and development expenses decreased $12.2 million to $146.9 million for the six months ended December 31, 2016 compared with the six months ended December 31, 2015. The decrease in research and development expenses primarily reflected a $4.8 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; a $4.7 million decrease in non-employee services; a $3.2 million decrease in infrastructure related costs; and a $1.1 million decrease in software license fees; partially offset by a $2.3 million increase in supplies and project related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $8.7 million to $32.3 million for the three months ended December 31, 2016 compared with the three months ended December 31, 2015. The decrease in selling, general, and administrative expenses primarily reflected a $4.6 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs, and a $3.1 million decrease in legal fees.

Selling, general, and administrative expenses decreased $14.3 million to $66.9 million for the six months ended December 31, 2016 compared with the six months ended December 31, 2015. The decrease in selling, general, and administrative expenses primarily reflected a $6.6 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; a $2.8 million decrease in legal fees; a $1.8 million decrease in foreign currency transaction and remeasurement losses; and a $1.1 million decrease in travel and related expenses.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. See Note 7 to the condensed consolidated financial statements.

Change in Contingent Consideration. Our contingent consideration decreased $4.3 million to zero for the three months ended December 31, 2016 compared with the three months ended December 31, 2015. The earn-out periods related to the contingent consideration ended in the third and fourth quarters of fiscal 2016.

Our contingent consideration decreased $1.6 million to zero for the six months ended December 31, 2016 compared with the six months ended December 31, 2015. The earn-out periods related to the contingent consideration ended in the third and fourth quarters of fiscal 2016.

Restructuring costs.  Restructuring costs of $7.0 million in the six months ended December 31, 2016 reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included people in operations, research and development, and selling, general and administrative functions.  Restructuring costs of $1.9 million in the six months ended December 31, 2015, reflect severance costs related to restructuring of the operations related to the acquisition of Renesas SP Drivers, Inc., or the RSP acquisition.  See Note 15 to the condensed consolidated financial statements. For more information on the RSP acquisition, see Note 5 to the Consolidated Financial Statements in Form 10-K for the fiscal year ended June 25, 2016.

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

The provision for income taxes of $6.6 million and $9.5 million for the three months ended December 31, 2016 and 2015, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  The effective tax rate for the three months ended December 31, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.

The provision for income taxes of $7.6 million and $18.7 million for the six months ended December 31, 2016 and 2015, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2016 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.  The effective tax rate for the six months ended December 31, 2015, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $347.2 million as of December 31, 2016 compared with $352.2 million as of June 30, 2016, a decrease of $5.0 million.  The decrease primarily reflected the combination of $25.0 million used to repurchase 508,063 shares of our common stock, $20.3 million used for the purchase of property and equipment, $15.8 million used for the investment in a direct financing lease, $11.3 million for the payment of debt, and $4.7 million used for payroll taxes for deferred stock and market stock units; partially offset by $52.4 million of net cash provided by operating activities, $13.1 million in proceeds from issuance of shares, and $7.5 million of proceeds from sales of investments. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of December 31, 2016, $221.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2016 generated $52.4 million compared with $106.8 million of net cash generated during the six months ended December 31, 2015. For the six months ended December 31, 2016, the primary operating activities were net income of $26.5 million, plus adjustments for non-cash charges of $71.6 million, offset by a $45.7 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $16.8 million decrease in acquisition-related obligations, a $13.3 million increase in inventory, a $10.8 million increase in prepaid expenses and other current assets, a $7.1 million increase in accounts receivable, net, and a $5.9 million decrease in accrued compensation; partially offset by a $12.3 million increase in other accrued liabilities. From June 30, 2016 to December 31, 2016, our days sales outstanding decreased from 70 days to 51 days and our annual inventory turns increased from six to eight.  For the six months ended December 31, 2015, net cash provided by operating activities was primarily attributable to net income of $58.8 million, plus adjustments for non-cash charges of $71.9 million, and a $23.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $17.7 million decrease in accounts payable, a $12.4 million increase in accounts receivable, a $9.6 million decrease in acquisition related obligations, and a $4.6 million decrease in income taxes payable; partially offset by an increase of $7.5 million in accrued compensation, a $3.6 million decrease in inventory, and a $4.2 million increase in other accrued liabilities.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 31, 2016 consisted of $20.3 million for purchases of property and equipment and $15.8 million for the investment in equipment for a direct financing lease, partially offset by $7.5 million of proceeds from sales of investments. Cash used in investing activities during the six months ended December 31, 2015 primarily used net cash of $15.1 million for purchases of property and equipment and $4.4 million for the purchase of intangible assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2016 was $26.9 million, compared with $116.1 million for the six months ended December 31, 2015. Net cash used in financing activities for the six months ended December 31, 2016 primarily related to $25.0 million used to repurchase 508,063 shares of our common stock, $11.3 million for the payment of debt, and $4.7 million used for payroll taxes for deferred stock and market stock units; partially offset by $13.1 million in proceeds from issuance of shares. Net cash used in financing activities for the six months ended December 31, 2015 primarily related to $125.0 million used to repurchase 1,668,713 shares of our common stock.

Common Stock Repurchase Program. As of December 31, 2016, our board has cumulatively authorized $1.15 billion for our common stock repurchase program, which will expire in July 2018. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2016, we purchased 24,828,070 shares of our common stock in the open market for an aggregate cost of $917.3 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the six months ended December 31, 2016, we repurchased 508,063 shares of our common stock for a total cost of $25.0 million. As of December 31, 2016, the remaining available authorization under our common stock repurchase program is $232.7 million.

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

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP acquisition purchase price. As of December 31, 2016, the outstanding balance of the debt under the Credit Agreement and First Amendment was $227.5 million.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments beginning in the three months ended March 31, 2015. Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million is due on September 30, 2019. The revolving credit facility requires payment in full at the end of five years on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  As of December 31, 2016, we were in compliance with the restrictive covenants.

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

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, but if we did remit such earnings we would be required to accrue and pay U.S. taxes to repatriate these funds, which would adversely impact our financial position and results of operations.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 31, 2016 were as follows (in millions):

	Remaining in Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Thereafter	Total
Long-term debt (1)	$10.4	$21.6	$21.8	$191.7	$-	$-	$-	$245.5
Leases	5.3	6.7	1.7	0.5	0.4	0.1	-	14.7
Purchase obligations and other commitments (2)	35.9	-	-	-	-	-	-	35.9
Other long-term obligations (3)	8.7	-	-	5.5	-	-	-	14.2
Total	$60.3	$28.3	$23.5	$197.7	$0.4	$0.1	$-	$310.3

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers.
(3)	Represents a hold-back liability under the definitive agreements for the RSP acquisition and payments retained in connection with the earnout consideration related to the Validity acquisition.

In fiscal 2015 we completed the RSP acquisition. The purchase price at the closing date of the acquisition was paid entirely in cash, with ¥7.25 billion held back to address any post-closing adjustments or claims, or the Indemnification Holdback.  As of December 31, 2016, the majority of the Indemnification Holdback liability was settled.  We have retained ¥648 million (approximately $5.5 million) subject to resolution of the IIX legal dispute (see Legal Proceedings under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement.  The earnout period for this arrangement was complete as of March 31, 2016.  During the first half of fiscal 2017, we paid out $16.8 million of this liability to the former option holders and shareholders of Validity.  As of December 31, 2016, $8.7 million of the final earnout consideration liability is outstanding; this balance represents amounts we have not paid and have retained, subject to resolution of the Amkor Technology legal dispute (see Legal Proceedings under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

The amounts in the table above exclude unrecognized tax benefits of $14.1 million. As of December 31, 2016, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the Condensed Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2016, our market risk related to interest rates on our cash and cash equivalents and ARS investments, variable interest rate risk, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.15 billion for our common stock repurchase program, which expires at the end of July 2018.  As of December 31, 2016, the remaining amount authorized for the repurchase of our common stock is $232.7 million.  There were no repurchases under our common stock repurchase program during the three-month period ended December 31, 2016.

ITEM 6. EXHIBITS

10.24(e)*	Synaptics Incorporated Amended and Restated 2010 Incentive Compensation Plan†

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K as filed with the SEC on October 28, 2016.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: January 31, 2017	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: January 31, 2017	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.24(e)*	Synaptics Incorporated Amended and Restated 2010 Incentive Compensation Plan†

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

†	Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K as filed with the SEC on October 28, 2016.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.