Form 10-Q
period 2017-03-25
SYNAPTICS Inc
filed 2017-05-03
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at April 26, 2017: 34,304,923

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 25, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March 31,	June 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$329.1	$352.2
Accounts receivable, net of allowances of $4.0 and $3.7 at March 31, 2017 and June 30, 2016, respectively	246.6	252.6
Inventories	157.0	146.4
Prepaid expenses and other current assets	61.7	28.9
Total current assets	794.4	780.1
Property and equipment at cost, net of accumulated depreciation of $103.7 and $87.3 at March 31, 2017 and June 30, 2016, respectively	113.2	112.7
Goodwill	206.8	206.8
Acquired intangibles, net	115.1	160.3
Non-current other assets	39.2	40.3
	$1,268.7	$1,300.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$172.5	$172.8
Accrued compensation	29.1	39.9
Income taxes payable	14.7	11.5
Acquisition-related liabilities	14.5	25.5
Other accrued liabilities	102.7	82.3
Current portion of long-term debt	15.0	18.8
Total current liabilities	348.5	350.8
Long-term debt, net of issuance costs	206.2	216.7
Acquisition-related liabilities	-	6.2
Deferred tax liabilities	0.9	9.0
Other long-term liabilities	14.0	12.5
Total liabilities	569.6	595.2
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 60,245,389 and 59,532,148 shares issued, and 34,303,913 and 35,212,141 shares outstanding, at March 31, 2017 and June 30, 2016, respectively	0.1	0.1
Additional paid-in capital	981.5	928.6
Treasury stock: 25,941,476 and 24,320,007 common treasury shares at March 31, 2017 and June 30, 2016, respectively, at cost	(980.3)	(892.3)
Accumulated other comprehensive income	1.5	3.3
Retained earnings	696.3	665.3
Total stockholders' equity	699.1	705.0
	$1,268.7	$1,300.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue	$444.2	$402.5	$1,291.7	$1,343.0
Cost of revenue	309.5	258.1	894.9	869.6
Gross margin	134.7	144.4	396.8	473.4
Operating expenses:
Research and development	71.6	73.9	218.5	233.0
Selling, general, and administrative	38.1	43.6	105.0	124.8
Acquired intangibles amortization	2.4	4.7	9.3	14.0
Change in contingent consideration	-	1.1	-	(0.5)
Restructuring costs	0.3	-	7.3	1.9
Litigation settlement charge	10.0	-	10.0	-
Total operating expenses	122.4	123.3	350.1	373.2
Operating income	12.3	21.1	46.7	100.2
Interest and other income/(expense), net	(1.5)	0.8	(1.8)	(0.8)
Income before provision for income taxes	10.8	21.9	44.9	99.4
Provision for income taxes	6.3	1.4	13.9	20.1
Net income	$4.5	$20.5	$31.0	$79.3
Net income per share:
Basic	$0.13	$0.56	$0.89	$2.16
Diluted	$0.13	$0.54	$0.87	$2.09
Shares used in computing net income per share:
Basic	34.8	36.8	34.9	36.7
Diluted	35.4	37.9	35.7	38.0

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$4.5	$20.5	$31.0	$79.3
Other comprehensive loss:
Change in unrealized net loss on investments	-	(0.1)	(1.5)	(1.1)
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	-	(0.5)	(0.3)	(1.4)
Net current period-other comprehensive loss	-	(0.6)	(1.8)	(2.5)
Comprehensive income	$4.5	$19.9	$29.2	$76.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$31.0	$79.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	46.3	40.9
Depreciation and amortization	25.0	23.4
Acquired intangibles amortization	45.2	55.6
Accretion and remeasurement of contingent consideration liability	-	(0.5)
Deferred taxes	(11.7)	(14.1)
Impairment of property and equipment	-	2.4
Non-cash interest	(0.3)	(1.4)
Amortization of debt issuance costs	0.8	0.7
Impairment recovery on investments	(1.9)	-
Foreign currency remeasurement loss	-	4.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6.0	4.6
Inventories	(10.6)	7.5
Prepaid expenses and other current assets	(25.6)	1.1
Other assets	4.9	3.8
Accounts payable	1.6	(34.3)
Accrued compensation	(10.6)	(0.7)
Acquisition-related liabilities	(16.8)	(18.2)
Income taxes payable	(0.2)	(17.9)
Other accrued liabilities	21.4	7.1
Net cash provided by operating activities	104.5	143.4
Cash flows from investing activities
Proceeds from sales of investments	7.5	0.6
Purchase of intangible assets	-	(4.6)
Purchases of property and equipment	(26.1)	(19.7)
Investment in direct financing lease	(15.8)	-
Net cash used in investing activities	(34.4)	(23.7)
Cash flows from financing activities
Payment of debt	(15.0)	(7.6)
Purchases of treasury stock	(88.0)	(125.0)
Proceeds from issuance of shares	14.7	22.5
Payment of debt issuance costs	-	(0.3)
Excess tax benefit from share-based compensation	1.6	6.1
Payroll taxes for deferred stock and market stock units	(5.5)	(13.5)
Net cash used in financing activities	(92.2)	(117.8)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	4.3
Net increase/(decrease) in cash and cash equivalents	(23.1)	6.2
Cash and cash equivalents at beginning of period	352.2	399.9
Cash and cash equivalents at end of period	$329.1	$406.1

Supplemental disclosures of cash flow information
Cash paid for taxes	$21.5	$45.7
Cash refund on taxes	$10.0	$10.8
Non-cash investing and financing activities:
Property and equipment received but unpaid	$2.5	$4.8

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2017 and 2016 years are 52-week periods ending on June 24, 2017 and June 25, 2016, respectively. The fiscal periods presented in this report were 13-week periods and 39-week periods for the three and nine months ended March 25, 2017 and March 26, 2016, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and resulted in net losses of $0.4 million in the three and nine months ended March 31, 2017, and net losses of $3.3 million and $5.1 million in the three and nine months ended March 31, 2016, respectively.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of March 31, 2017, we had no outstanding foreign currency forward contracts.  In the nine months ended March 31, 2017, and 2016 we recognized net gains of zero and $4.8 million, respectively, on the foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the condensed consolidated statements of income.

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for us beginning in the first quarter of fiscal 2019, and early adoption is permitted. While we continue to evaluate the impact of the adoption of this ASU on our condensed consolidated financial statements, we believe the adoption will result in incremental volatility in our GAAP tax rate in those periods when we enter into intercompany sales transactions of acquired technologies in connection with post-acquisition integration activities.

In August 2016, the FASB issued an ASU on Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. This ASU will be effective for us beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. We are evaluating the impact of this ASU on our condensed consolidated statements of cash flows.

In May 2014, the FASB issued an ASU on Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We are currently in the process of evaluating the impact of the adoption of this ASU on our condensed consolidated financial statements and considering additional disclosure requirements.  The new standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method or determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued an ASU for Compensation-Stock Compensation.  This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for us beginning in the first quarter of fiscal 2018, with early adoption permitted.  While we continue to evaluate the effects of adoption of this ASU on our condensed consolidated financial statements, we believe it will impact our accounting for income taxes, specifically the timing of recognition of federal research credits.

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

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable. Our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and revenue recognition and provide for only limited return rights under product warranty. Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  When sales rebates and price allowances are applicable they are estimated, and recorded in the period the related revenue is recognized.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net income	$4.5	$20.5	$31.0	$79.3
Denominator:
Shares, basic	34.8	36.8	34.9	36.7
Effect of dilutive share-based awards	0.6	1.1	0.8	1.3
Shares, diluted	35.4	37.9	35.7	38.0
Net income per share:
Basic	$0.13	$0.56	$0.89	$2.16
Diluted	$0.13	$0.54	$0.87	$2.09

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

Dilutive net income per share amounts do not include the potential weighted average effect of 2,380,552 and 756,328 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 31, 2017 and 2016, respectively, and 1,739,783 and 894,251 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 31, 2017 and 2016, respectively.  These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	March 31,			June 30,
	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$311.0	$-	$-	$319.1	$-	$-
Auction rate securities	-	-	1.5	-	-	8.6
Total available-for-sale securities	$311.0	$-	$1.5	$319.1	$-	$8.6

In our condensed consolidated balance sheets, as of March 31, 2017 and June 30, 2016, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets.

The changes in fair value of our Level 3 financial assets as of March 31, 2017 were as follows:

Balance as of June 30, 2016	$8.6
Net unrealized loss	(1.5)
Impairment recovery on redeemed investments	1.9
Redemptions	(7.5)
Balance as of March 31, 2017	$1.5

There were no transfers in or out of our Level 1, 2, or 3 assets during the three and nine months ended March 31, 2017 and 2016.

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

We have ARS investments with a fair value of $1.5 million with no maturity date and which are below investment grade.

The ARS investments we held as of March 31, 2017, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value, consisted of the following (in millions):

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

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in millions):

	March 31,	June 30,
	2017	2016
Raw materials	$95.0	$59.2
Finished goods	62.0	87.2
	$157.0	$146.4

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

7. Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of March 31, 2017 and June 30, 2016 (in millions):

	Weighted Average Life in Years	March 31, 2017	June 30, 2016
Display driver technology	5.3	$164.0	$164.0
Fingerprint authentication technology	4.3	63.5	75.6
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Patents	7.7	4.7	4.8
Supplier arrangement		-	22.0
Acquired intangibles, gross	4.5	281.9	316.1
Accumulated amortization		(166.8)	(155.8)
Acquired intangibles, net		$115.1	$160.3

The total amortization expense for the acquired intangible assets was $14.0 million and $17.7 million for the three months ended March 31, 2017 and 2016, respectively, and $45.2 million and $55.6 million for the nine months ended March 31, 2017 and 2016, respectively.  Amortization expense was included in our condensed consolidated statements of income in cost of revenue and acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of March 31, 2017 (in millions):

Remainder of 2017	$14.1
2018	48.6
2019	34.2
2020	10.6
2021	3.5
2022	3.5
Thereafter	0.6
Future amortization	$115.1

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31,	June 30,
	2017	2016
Customer obligations	$35.3	$34.8
Inventory obligations	33.0	24.0
Warranty	3.7	3.5
Other	30.7	20.0
	$102.7	$82.3

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity Sensors, Inc., or Validity, to secure our rights under the Agreement and Plan of Reorganization between us and Validity. Pursuant to the Agreement, we believe that we can offset costs, damages and settlements against the contingent consideration earnout balance for certain of the claims brought by Amkor.  Accordingly, we have withheld and reserved the remaining contingent consideration earnout balance of $8.7 million and have classified the reserve balance as a current acquisition-related liability in our condensed consolidated balance sheet. In April 2017, we agreed to settle this case with Amkor on undisclosed terms that include each party licensing and assigning certain intellectual property rights, and cash payments.  Settlement costs incurred in connection with this litigation have been recorded in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2017.

In September 2015, IIX Inc., or IIX, filed a complaint against us demanding payment of certain fees and costs plus interest allegedly due to IIX under a memorandum of understanding, or MOU, entered into between IIX and Renesas SP Drivers, Inc., or RSP, as well as litigation costs. In September 2015, we tendered a claim for indemnification from Renesas Electronics Corporation, or Renesas, on the basis that the IIX claim arises from a breach of Renesas’ obligations under the Stock Purchase Agreement that we executed with Renesas, among others, in June 2014.  Accordingly, we have retained ¥648 million (approximately $5.8 million) of the Indemnification Holdback liability (see definition included under Contractual Obligations and Commercial Commitments in Management’s Discussion and Analysis contained elsewhere in this Report) and have classified the reserve balance as a current acquisition-related liability, as final settlement of the IIX complaint is expected to occur within the next twelve months.

10. Debt

On September 30, 2014, we entered into the Credit Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo, as Administrative Agent for the Lenders.  On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the lenders party thereto, which amends the Credit Agreement, among us, the Lenders and the Administrative Agent.  On April 6, 2017, we entered into a Commitment Increase Agreement and Second Amendment, or the Incremental Amendment, to our existing Credit Agreement.

Pursuant to the First Amendment, we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million, and the Lenders under the Credit Agreement agreed to provide such increased revolving credit commitments pursuant to the terms of the First Amendment. Pursuant to the Incremental Amendment, we increased the maximum permitted principal amount of incremental loan commitments to $200 million, and utilized such increased amount to obtain additional revolving commitments under the Credit Agreement from each of the existing lenders in the aggregate principal amount of $200 million, such that after giving effect to the Incremental Amendment, the aggregate amount of the revolving commitments under the Credit Agreement became $450 million.  As of March 31, 2017, the outstanding balance of debt under the Credit Agreement and related amendments was $223.8 million.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased to $450 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP acquisition purchase price. Debt issuance costs were approximately $5.0 million, which are being amortized over 60 months.

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

The revolving credit facility and term loans under the Credit Agreement bear interest at our election of a Base Rate plus an applicable margin or LIBOR plus an applicable margin. Swingline loans bear interest at a Base Rate plus an applicable margin. The Base Rate is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The applicable margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.  During the three months ended March 31, 2017, the interest rates on our borrowings ranged from approximately 1.85% to 2.86%.

The term loan facility requires repayment over five years with nineteen quarterly principal payments, which began in the three months ended March 31, 2015.  Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million will be due on September 30, 2019. The revolving credit facility requires payment in full on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of March 31, 2017, we were in compliance with the restrictive covenants.

The Incremental Amendment increased the maximum permitted leverage ratio during the last three years of the agreement from 2.0:1.0 to 2.50:1.00, with a further increase to 3.00:1.00 for the first four fiscal quarters ending after any acquisition having an aggregate consideration exceeding $150,000,000 and stepping down to 2.75:1.00 thereafter, and modified the negative covenants to permit up to $50,000,000 per fiscal quarter of accounts receivable financings.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of revenue	$0.6	$0.5	$1.7	$1.3
Research and development	8.7	8.1	25.0	22.1
Selling, general, and administrative	6.8	6.4	19.6	17.5
Total	$16.1	$15.0	$46.3	$40.9
Income tax benefit on share-based compensation	$4.1	$4.0	$12.1	$10.8

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares are also now available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2016	2,711,542	$46.69
Granted	259,226	53.09
Exercised	(275,460)	27.70
Forfeited	(127,763)	71.35
Balance as of March 31, 2017	2,567,545	48.15	$28.9
Exercisable at March 31, 2017	1,997,524	42.33	$28.9

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2017 of $49.18 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2016	1,005,981
Granted	833,069
Delivered	(375,692)
Forfeited	(130,504)
Balance as of March 31, 2017	1,332,854	$65.5

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2017 of $49.18.

Of the shares delivered, 96,665 shares valued at $5.2 million were withheld to meet statutory minimum tax withholding requirements.

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

During the nine months ended March 31, 2017, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of March 31, 2017 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2016	146,150
Granted	105,800
Performance adjustment	(55,739)
Delivered	(10,339)
Forfeited	(27,276)
Balance as of March 31, 2017	158,596	$7.8

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $11.9 million as of March 31, 2017, which will be recognized over a weighted average period of approximately 1.3 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine-month period ended March 31, 2017 were as follows (in millions, except for shares purchased and weighted average price):

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

The provision for income taxes of $6.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options, partially offset by foreign income taxed at lower tax rates and research credits. The effective tax rate for the three months ended March 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

The provision for income taxes of $13.9 million and $20.1 million for the nine months ended March 31, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options.  The effective tax rate for the nine months ended March 31, 2016 diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $1.1 million during the nine months ended March 31, 2017 to $14.5 million from $13.4 million at June 30, 2016, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2017 were $1.2 million; this balance decreased $0.2 million from June 30, 2016. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $1.0 million.

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

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2010 onward, we remain subject to examination by one or more of these jurisdictions. We are currently under an income tax examination by the IRS for fiscal years 2014 and 2015.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
China	$227.5	$152.6	$634.7	$384.4
Japan	118.9	111.6	316.6	581.3
United States	50.8	90.0	172.1	207.3
South Korea	24.6	33.8	103.9	122.0
Taiwan	14.9	12.8	48.3	45.8
Other	7.5	1.7	16.1	2.2
	$444.2	$402.5	$1,291.7	$1,343.0

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Mobile product applications	$391.0	$354.2	$1,119.8	$1,174.1
PC product applications	53.2	48.3	171.9	168.9
	$444.2	$402.5	$1,291.7	$1,343.0

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Customer A	27%	19%	24%	21%
Customer B	17%	27%	19%	21%
Customer C	13%	*	10%	*
Customer D	10%	14%	*	16%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March 31,	June 30,
	2017	2016
Customer A	16%	*
Customer B	15%	10%
Customer C	14%	12%
Customer D	14%	14%
Customer E	*	13%
Customer F	*	11%

*	Less than 10%

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

In June 2016, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operational activities to align the Company’s cost structure consistent with its revenue levels.  Restructuring costs related to the June 2016 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income.  These costs primarily related to severance costs for a reduction in headcount and facility consolidation and related costs.  The total charges were $11.7 million for severance costs and $2.3 million for lease cancellation and related charges.  The restructuring charges for employee severance and benefits costs and the facility consolidation and related charges actions are complete.  The restructuring liability activities during the nine months ended March 31, 2017 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total

Balance as of June 30, 2016	$6.7	$-	$6.7
Additional accruals	5.0	2.3	7.3
Cash payments	(11.6)	(0.6)	(12.2)
Non-cash settlements	-	(0.8)	(0.8)
Balance as of March 31, 2017	$0.1	$0.9	$1.0

Since the fourth quarter of our fiscal 2016, we have incurred a total of $7.3 million in restructuring charges.  These charges include $5.0 million related to employee severance and benefits arrangements and $2.3 million in facility consolidation and related charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 25, 2017 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  Every solution we deliver either contains or consists of our touch-, display driver- or fingerprint authentication-based semiconductor solutions, which include our chip, customer-specific firmware, and software.

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

Contingent consideration is a cost associated with the acquisition of a business in which an earn-out arrangement is entered into between us and a selling party. We entered into earn-out arrangements in connection with our acquisitions of both Pacinian Corporation and Validity. The earn-out arrangements were designed to deliver more purchase price consideration to the selling parties, provided the acquired business delivers on the negotiated earn-out terms.  Both earn-out arrangements are now complete, therefore, we do not have any change in the consolidated statement of income for contingent consideration during fiscal 2017.  The remaining obligation represents amounts we have not paid and have retained, subject to resolution of a legal dispute (see Legal Proceedings under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

Restructuring costs primarily reflect severance and facilities costs related to our restructuring of operations to reduce operating expenses.  These headcount-related costs and facilities costs were in cost of revenue, research and development, and selling, general and administrative expenses.

The litigation settlement charge reflects costs recorded in connection with certain Legal Proceedings further discussed under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2017, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Mobile product applications	$391.0	$354.2	$36.8	10.4%	$1,119.8	$1,174.1	$(54.3)	(4.6%)
PC product applications	53.2	48.3	4.9	10.1%	171.9	168.9	3.0	1.8%
Net revenue	444.2	402.5	41.7	10.4%	1,291.7	1,343.0	(51.3)	(3.8%)
Gross margin	134.7	144.4	(9.7)	(6.7%)	396.8	473.4	(76.6)	(16.2%)
Operating expenses:
Research and development	71.6	73.9	(2.3)	(3.1%)	218.5	233.0	(14.5)	(6.2%)
Selling, general, and administrative	38.1	43.6	(5.5)	(12.6%)	105.0	124.8	(19.8)	(15.9%)
Acquired intangibles amortization	2.4	4.7	(2.3)	(48.9%)	9.3	14.0	(4.7)	(33.6%)
Change in contingent consideration	-	1.1	(1.1)	(100.0%)	-	(0.5)	0.5	100.0%
Restructuring costs	0.3	-	0.3	100.0%	7.3	1.9	5.4	284.2%
Litigation settlement charge	10.0	-	10.0	100.0%	10.0	-	10.0	100.0%
Operating income	12.3	21.1	(8.8)	(41.7%)	46.7	100.2	(53.5)	(53.4%)
Interest and other income/(expense), net	(1.5)	0.8	(2.3)	(287.5%)	(1.8)	(0.8)	(1.0)	(125.0%)
Income before provision for income taxes	10.8	21.9	(11.1)	(50.7%)	44.9	99.4	(54.5)	(54.8%)
Provision for income taxes	6.3	1.4	4.9	350.0%	13.9	20.1	(6.2)	(30.8%)
Net income	$4.5	$20.5	$(16.0)	(78.0%)	$31.0	$79.3	$(48.3)	(60.9%)

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March 31,		Increase/	March 31,		Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Mobile product applications	88.0%	88.0%	0.0%	86.7%	87.4%	(0.7%)
PC product applications	12.0%	12.0%	0.0%	13.3%	12.6%	0.7%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	30.3%	35.9%	(5.6%)	30.7%	35.2%	(4.5%)
Operating expenses:
Research and development	16.1%	18.4%	(2.3%)	16.9%	17.3%	(0.4%)
Selling, general, and administrative	8.6%	10.8%	(2.2%)	8.1%	9.3%	(1.2%)
Acquired intangibles amortization	0.5%	1.2%	(0.7%)	0.7%	1.0%	(0.3%)
Change in contingent consideration	0.0%	0.3%	(0.3%)	0.0%	0.0%	0.0%
Restructuring costs	0.1%	0.0%	0.1%	0.6%	0.1%	0.5%
Litigation settlement charge	2.3%	0.0%	2.3%	0.8%	0.0%	0.8%
Operating income	2.7%	5.2%	(2.5%)	3.6%	7.5%	(3.9%)
Interest and other income/(expense), net	(0.3%)	0.2%	(0.5%)	(0.1%)	(0.1%)	0.0%
Income before provision for income taxes	2.4%	5.4%	(3.0%)	3.5%	7.4%	(3.9%)
Provision for income taxes	1.4%	0.3%	1.1%	1.1%	1.5%	(0.4%)
Net income	1.0%	5.1%	(4.1%)	2.4%	5.9%	(3.5%)

Net Revenue

Net revenue was $444.2 million for the three months ended March 31, 2017 compared with $402.5 million for the three months ended March 31, 2016, an increase of $41.7 million, or 10.4%. Of this net revenue, $391.0 million, or 88.0% was from mobile product applications and $53.2 million, or 12.0%, was from PC product applications. The increase in net revenue for the three months ended March 31, 2017, was attributable to an increase in net revenue from mobile product and PC product applications. Net revenue from mobile product and PC product applications increased as a result of more units sold (20.4% more units), partially offset by lower average selling prices for mobile product applications (which decreased 9.6%).

Net revenue was $1,291.7 million for the nine months ended March 31, 2017 compared with $1,343.0 million for the nine months ended March 31, 2016, a decrease of $51.3 million, or 3.8%.  Of this net revenue, $1,119.8 million, or 86.7% was from mobile product applications and $171.9 million, or 13.3%, was from PC product applications. The decrease in net revenue for the nine months ended March 31, 2017, was attributable to a decrease in net revenue from mobile product applications. Net revenue from mobile product applications decreased as a result of lower average selling prices (which decreased 12.7%), partially offset by an increase of 9.3% in the number of units sold.

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

Gross margin as a percentage of net revenue was 30.3%, or $134.7 million, for the three months ended March 31, 2017 compared with 35.9%, or $144.4 million, for the three months ended March 31, 2016. The 560 basis point decrease in gross margin was primarily due to product mix, including the impact of lower margins on TDDI products. While gross margin as a percentage of net revenue was negatively impacted by the lower margins on TDDI products, we expect that future generations of TDDI products will be manufactured at lower costs and will deliver gross margins more in-line with corporate averages.

Gross margin as a percentage of net revenue was 30.7%, or $396.8 million, for the nine months ended March 31, 2017 compared with 35.2%, or $473.4 million, for the nine months ended March 31, 2016. The 450 basis point decrease in gross margin was primarily due to product mix, including the impact of lower margins on TDDI products and costs associated with the ramp of new fingerprint products. While gross margin as a percentage of net revenue was negatively impacted by the lower margins on TDDI products, we expect that future generations of TDDI products will be manufactured at lower costs and will deliver gross margins more in-line with corporate averages. Similarly, while the ramp of new fingerprint products negatively impacted our gross margin, we expect gross margins on these new fingerprint products will also fall in-line with our corporate averages when ramped up.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $2.3 million to $71.6 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The decrease in research and development expenses primarily reflected a $0.9 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; a $1.0 million decrease in infrastructure related costs; a $0.9 million decrease in non-employee services; and a $0.5 million decrease in software license fees; partially offset by a $1.1 million increase in supplies and project related costs.

Research and development expenses decreased $14.5 million to $218.5 million for the nine months ended March 31, 2017 compared with the nine months ended March 31, 2016. The decrease in research and development expenses primarily reflected a $5.8 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; a $5.6 million decrease in non-employee services; a $4.2 million decrease in infrastructure related costs; and a $1.6 million decrease in software license fees; partially offset by a $3.4 million increase in supplies and project related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $5.5 million to $38.1 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The decrease in selling, general, and administrative expenses primarily reflected a $1.0 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; a $4.1 million decrease in legal fees; a $2.8 million reduction in foreign currency transaction and remeasurement losses; partially offset by a $2.7 million accrual for payroll deposit penalties related to the timing of tax deposits for stock-based compensation.

Selling, general, and administrative expenses decreased $19.8 million to $105.0 million for the nine months ended March 31, 2017 compared with the nine months ended March 31, 2016. The decrease in selling, general, and administrative expenses primarily reflected a $8.0 million decrease in personnel-related costs, which included a reduction in headcount due to a restructuring of operations to reduce operating costs; a $6.9 million decrease in legal fees; a $4.6 million decrease in foreign currency transaction and remeasurement losses; a $1.4 million decrease in travel and related costs; and a $1.2 million decrease in sales conferences, tradeshows and other marketing related costs; partially offset by a $2.7 million accrual for payroll deposit penalties related to the timing of tax deposits for stock-based compensation.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. See Note 7 to the condensed consolidated financial statements contained elsewhere in this Report.

Change in Contingent Consideration. Our contingent consideration decreased $1.1 million to zero for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Our contingent consideration decreased $0.5 million to zero for the nine months ended March 31, 2017 compared with the nine months ended March 31, 2016. The earn-out periods related to the contingent consideration ended in the third and fourth quarters of fiscal 2016.

Restructuring costs.  Restructuring costs of $7.3 million in the nine months ended March 31, 2017 reflect employee severance and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included people in operations, research and development, and selling, general and administrative functions.  Restructuring costs of $1.9 million in the nine months ended March 31, 2016, reflect severance costs related to restructuring of the operations related to the acquisition of Renesas SP Drivers, Inc., or the RSP acquisition.  See Note 15 to the condensed consolidated financial statements contained elsewhere in this Report.  For more information on the RSP acquisition, see Note 5 to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

Litigation settlement charge.  We accrued a litigation settlement charge during the three months ended March 31, 2017 in connection with certain Legal Proceedings disclosed under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

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

The provision for income taxes of $6.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options, partially offset by foreign income taxed at lower tax rates and research credits.  The effective tax rate for the three months ended March 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

The provision for income taxes of $13.9 million and $20.1 million for the nine months ended March 31, 2017 and2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options.  The effective tax rate for the nine months ended March 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, which included the retroactive reinstatement of the federal research credit, partially offset by foreign withholding taxes, nondeductible amortization, and net unrecognized tax benefits associated with qualified stock options.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $329.1 million as of March 31, 2017 compared with $352.2 million as of June 30, 2016, a decrease of $23.1 million.  The decrease primarily reflected the combination of $88.0 million used to repurchase 1,621,469 shares of our common stock; $26.1 million used for the purchase of property and equipment; $15.8 million used for the investment in a direct financing lease; $15.0 million for the payment of debt; and $5.5 million used for payroll taxes for deferred stock and market stock units; partially offset by $104.5 million of net cash provided by operating activities; $14.7 million in proceeds from the issuance of shares; and $7.5 million of proceeds from sales of investments. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2017, $237.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2017 generated $104.5 million compared with $143.4 million of net cash generated during the nine months ended March 31, 2016. For the nine months ended March 31, 2017, the primary operating activities were net income of $31.0 million, plus adjustments for non-cash charges of $103.4 million, offset by a $29.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $25.6 million increase in prepaid expenses and other current assets; a $16.8 million decrease in acquisition-related obligations; a $10.6 million decrease in accrued compensation; and a $10.6 million increase in inventory; partially offset by a $21.4 million increase in other accrued liabilities. From June 30, 2016 to March 31, 2017, our days sales outstanding decreased from 70 days to 50 days, due to a much smaller percentage of the quarter’s net revenue occurring late in the March 31, 2017 quarter compared with a much larger percentage of the quarter’s net revenue occurring late in the June 30, 2016 quarter.  We do expect DSOs to increase to normalized levels in future quarters which are typically between 60 to 70 days.   Our annual inventory turns increased from six to eight.  For the nine months ended March 31, 2016, net cash provided by operating activities was primarily attributable to net income of $79.3 million, plus adjustments for non-cash charges of $111.1 million, and a $47.0 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $34.3 million decrease in accounts payable, an $18.2 million decrease in acquisition related obligations, and a $17.9 million decrease in income taxes payable; partially offset by a $7.5 million decrease in inventory, and a $7.1 million increase in other accrued liabilities.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 31, 2017 consisted of $26.1 million for purchases of property and equipment and $15.8 million for the investment in equipment for a direct financing lease, partially offset by $7.5 million of proceeds from sales of investments.  Cash used in investing activities during the nine months ended March 31, 2016 primarily used net cash of $19.7 million for purchases of property and equipment and $4.6 million for the purchase of intangible assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2017 was $92.2 million compared with $117.8 million for the nine months ended March 31, 2016. Net cash used in financing activities for the nine months ended March 31, 2017 primarily related to $88.0 million used to repurchase 1,621,469 shares of our common stock, $15.0 million for the payment of debt, and $5.5 million used for payroll taxes for deferred stock and market stock units; partially offset by $14.7 million in proceeds from issuance of shares.  Net cash used in financing activities for the nine months ended March 31, 2016 primarily related to $125.0 million used to repurchase 1,668,713 shares of our common stock.

Common Stock Repurchase Program. As of March 31, 2017, our board has cumulatively authorized $1.15 billion for our common stock repurchase program, which will expire in July 2018. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2017, we purchased 25,941,476 shares of our common stock in the open market for an aggregate cost of $980.3 million. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the nine months ended March 31, 2017, we repurchased 1,621,469 shares of our common stock for a total cost of $88.0 million. As of March 31, 2017, the remaining available authorization under our common stock repurchase program is $169.7 million.

Bank Credit Facility. On September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as Administrative Agent for the Lenders.  On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the lenders party thereto, which amends the Credit Agreement, among us, the Lenders and the Administrative Agent.  On April 6, 2017, we entered into a Commitment Increase Agreement and Second Amendment, or the Incremental Amendment, to our existing Credit Agreement.

Pursuant to the First Amendment, we exercised our right under the Credit Agreement to request a $100 million increase to the aggregate revolving credit commitment thereunder, for total aggregate revolving credit commitments of $250 million, and the Lenders under the Credit Agreement agreed to provide such increased revolving credit commitments pursuant to the terms of the First Amendment. Pursuant to the Incremental Amendment, we increased the maximum permitted principal amount of incremental loan commitments to $200 million, and utilized such increased amount to obtain additional revolving commitments under the Credit Agreement from each of the existing lenders in the aggregate principal amount of $200 million, such that after giving effect to the Incremental Amendment, the aggregate amount of the revolving commitments under the Credit Agreement became $450 million. As of March 31, 2017, the outstanding balance of the debt under the Credit Agreement was $223.8 million.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased to $450 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP acquisition purchase price.

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

The term loan facility requires repayment over five years with nineteen quarterly principal payments, which began in the three months ended March 31, 2015. Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million will be due on September 30, 2019. The revolving credit facility requires payment in full on September 30, 2019. Interest on the term loan facility and revolving credit facility is payable quarterly.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, and a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The leverage ratio must not exceed 2.50 to 1.0 during the first two years of the agreement, and 2.0 to 1.0 during the last three years of the agreement. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement.  As of March 31, 2017, we were in compliance with the restrictive covenants.

The Incremental Amendment increased the maximum permitted leverage ratio to 2.50:1.00, with a further increase to 3.00:1.00 for the first four fiscal quarters ending after any acquisition having an aggregate consideration exceeding $150,000,000 and stepping down to 2.75:1.00 thereafter, and modified the negative covenants to permit up to $50,000,000 per fiscal quarter of accounts receivable financings.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements for at least the next twelve months, including our Indemnification Holdback liability associated with the RSP acquisition, our contingent consideration obligations associated with the acquisition of Validity, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2017 were as follows (in millions):

	Remaining in Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Thereafter	Total
Long-term debt (1)	$5.4	$21.7	$21.7	$191.4	$-	$-	$-	$240.2
Leases	2.7	7.2	2.1	0.8	0.4	0.1	-	13.3
Purchase obligations and other commitments (2)	34.7	6.7	6.7	-	-	-	-	48.1
Other long-term obligations (3)	14.5	-	-	-	-	-	-	14.5
Total	$57.3	$35.6	$30.5	$192.2	$0.4	$0.1	$-	$316.1

(1)	Represents both principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers and long-term software tool licenses.
(3)	Represents a hold-back liability under the definitive agreements for the RSP acquisition and payments retained in connection with the earnout consideration related to the Validity acquisition.

In fiscal 2015, we completed the RSP acquisition. The purchase price at the closing date of the acquisition was paid entirely in cash, with ¥7.25 billion held back to address any post-closing adjustments or claims, or the Indemnification Holdback.  As of March 31, 2017, the majority of the Indemnification Holdback liability was settled.  We have retained ¥648 million (approximately $5.8 million) subject to resolution of the IIX legal dispute, which is expected to settle in our fourth quarter of fiscal 2017 (see Legal Proceedings under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement.  The earnout period for this arrangement was complete as of March 31, 2016. During the first three quarters of fiscal 2017, we paid out $16.8 million of this liability to the former option holders and shareholders of Validity.  As of March 31, 2017, $8.7 million of the final earnout consideration liability is outstanding; this balance represents amounts we have not paid and have retained, subject to resolution of matters relating to the Amkor Technology legal dispute (see Legal Proceedings under Note 9 to the condensed consolidated financial statements contained elsewhere in this Report).

The amounts in the table above exclude unrecognized tax benefits of $14.5 million. As of March 31, 2017, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 1 to the condensed consolidated financial statements contained elsewhere in this Report, which Note is incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, our market risk related to interest rates on our cash and cash equivalents and ARS investments, variable interest rate risk, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 25, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.15 billion for our common stock repurchase program, which expires at the end of July 2018.  As of March 31, 2017, the remaining amount authorized for the repurchase of our common stock is $169.7 million.  Repurchases under our common stock repurchase program during the three-month period ended March 31, 2017 were as follows:

			Total Number
			of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
December 25, 2016 - January 21, 2017	—		—	$232,739,000
January 22, 2017 - February 18, 2017	1,032,806	$56.61	1,032,806	174,275,000
February 19, 2017 - March 25, 2017	80,600	57.02	80,600	169,679,000
Total	1,113,406

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 3, 2017	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 3, 2017	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.