Form 10-K
period 2017-06-24
SYNAPTICS Inc
filed 2017-08-18
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 24, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (31,349,525 shares), based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Global Select Market on December 23, 2016 of $54.09, was $1,695,807.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 11, 2017, there were outstanding 33,703,272  shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2017

Statement Regarding Forward-Looking Statements

This Report on Form 10-K for the year ended June 24, 2017 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as ”expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this Report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 24, 2017, June 25, 2016 and June 27, 2015.  For ease of presentation, this report labels the reporting periods as ending on calendar month- or year-end dates as of and for all periods presented, unless otherwise indicated.

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

Our human interface product solutions for mobile applications constitute a substantial percentage of our net revenue.  Net revenue for our human interface product solutions in mobile product applications accounted for approximately 87%, 88%, and 85% of our net revenue for fiscal 2017, 2016, and 2015, respectively.  Our ongoing success in serving these markets will depend upon the continued growth of the smartphone portion of the overall mobile phone market; our continued growth in the tablet and large touchscreen applications markets; our ability to demonstrate to mobile product applications OEMs the advantages of our human interface product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface product solutions.  In addition, our success will depend on our ability to demonstrate to mobile product applications OEMs the advantages of our DDIC products, our TDDI products, our flexible touchscreen and fingerprint sensor fulfillment model and systems engineering expertise, including our ability to successfully deliver DDIC products into the OLED smartphone market.  This is critical as our LCD DDIC product revenue is expected to continue to decline.

Industry projections for the smartphone market for the 2017 to 2018 calendar year period show a growth rate of approximately 4.5%, reflecting the trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market.  These products require a simple, durable, and intuitive human interface product solution to access their device or application, including to authenticate the user through fingerprint recognition, and to enable the user to view and navigate efficiently through menus and scroll through information contained in the host device.  We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface product solutions by OEMs in this market.

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

PC Product Applications Market

We provide custom human interface product solutions for navigation, cursor control, and for access to devices or applications through fingerprint recognition for many of the world’s premier PC OEMs.  These functions are offered as stand-alone and integrated touch pad plus fingerprint recognition solutions.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and desktop product applications.  Net revenue for our human interface product solutions for PC product applications accounted for approximately 13%, 12%, and 15% of our net revenue for fiscal 2017, 2016, and 2015, respectively.

While the latest industry projections for notebook units show a declining rate of less than 1% from the 2017 to 2018 calendar year period, we continue to expand our available product offerings through technology development and acquisitions enabling us to increase our product content within each notebook unit.  We are also applying our technologies to enable adoption of fingerprint recognition solutions in all-in-one and desktop products to broaden our market opportunities.  Based on the strength of our technology and engineering know-how, we believe we are well positioned to continue to take advantage of opportunities in the PC product applications market.

Internet of Things (IoT) Applications Market

On July 25, 2017, we completed our acquisition of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home. We now offer an advanced family of hardware and software audio solutions that are used in demanding far field voice, headset, and PC applications, and a robust family of hardware imaging solutions and software that are used in fax modems and mobile printing applications.  We will begin to report financial results for the IoT applications market in our consolidated financial statements for the first quarter of our fiscal 2018.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface product solutions for the mobile product applications markets, including smartphones, tablets and large touchscreens, and for the PC product applications market.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our current product solutions and offer new and innovative product solutions to customers across multiple markets.  We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We also plan to expand our research and development efforts through increased investment in our engineering activities, including ongoing enhancement of our TDDI technology and development of OLED technology, the hiring of key engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, the most advanced, easy-to-use, functional human interface semiconductor product solutions to our target markets.

Enhance Our Position in the Smartphone, Tablet, and PC Product Application Markets

We intend to continue introducing market-leading human interface product solutions in terms of performance, power consumption, functionality, size, and ease of use for the smartphone, tablet, and PC product applications markets.  We plan to continue enhancing our customers’ industrial design alternatives and device functionality through innovative product development, in order to enhance and grow our position within our target markets. As the high-end market for smartphones shifts to OLED solutions, we intend to deliver DDIC products to support that market.

Capitalize on Growth of New and Evolving Markets

We intend to capitalize on the growth of new and evolving markets, such as the IoT, smart home, Augmented Reality (AR)/Virtual Reality (VR), voice enabled assistants, wearables, tablet market, ultrabook and convertible portions of the PC market, and automotive market, brought about by the convergence of computing, communications, and entertainment devices.  We plan to build upon our existing innovative, intuitive human interface semiconductor product solutions and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets.  We plan to offer these solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of our OEMs’ products.  We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

Emphasize and Expand Customer Relationships

We plan to emphasize and expand our strong and long-standing customer relationships and seek to build and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human interface product solutions for our customers' products.  We believe that our human interface product solutions enable our customers to deliver simplified security and a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface product solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our human interface product solutions.  We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts.  We also focus on providing timely support to our customers after their purchase of our solutions.

We plan to increase our business with existing customers and attract new customers by offering fingerprint sensor solutions, display driver solutions, and both custom designed touch solutions, as well as design tools, a family of capacitive sensing ASICs, technical support and documentation to assist in the development of human interface designs in products such as smartphones, tablets, notebooks, PC peripherals, and other digital entertainment devices.  We offer our customers a choice of determining the most optimal way to meet their emerging and growing touch solution needs:  our chip solutions or our traditional custom module solutions, which enable customers to utilize our proprietary solutions together with third-party components and assembly.  Our chip solution consists of our proprietary integrated circuit, customer-specific firmware, and software.  Touchscreen applications for mobile phones, tablets, and notebooks are primarily a chip solution.  Display driver products for mobile phones and tablets are a chip solution.  Automotive products are a chip solution.  Fingerprint sensor products are a module solution.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships to enhance our ability to offer value-added human interface product solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions.  We also intend to evaluate the potential acquisition of companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.  On June 11, 2017, we signed definitive agreements to acquire Conexant, a technology leader in voice and audio processing solutions for the smart home (the “Conexant Acquisition”), and the multimedia solutions business of Marvell Technology Group, or Marvell, a leading provider of advanced processing technology for video and audio applications for the smart home (the “Marvell Business Acquisition”), to extend our reach into the IoT market.  On July 25, 2017, we closed the acquisition of Conexant and anticipate we will close the acquisition of the Marvell Business Acquisition in the first quarter of fiscal 2018.

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

Competitive Advantages

We develop and advance human interface technologies that provide simplified security and enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface product solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions.  Our extensive array of technologies includes chips, firmware, software, mechanical and electrical designs, fingerprint authentication, pattern recognition, touch- and multi-finger touch-sensing technologies, and display driver technologies.

Our human interface products are custom engineered, total solutions for our customers, and include sensor design, module layout, chips, firmware, and software features for which we provide manufacturing and design support, and device testing. This allows us to be a one-stop supplier for complete human interface design from the concept prototyping, to product development, to manufacturing, to testing and support.  Through our engineering know-how and technological expertise, we provide our customers with solutions that address their individual design requirements and result in high-performance, feature-rich, and reliable interface solutions.  We believe our interface solutions offer the following characteristics:

•	Ease of Use. Our interface solutions offer the ease of use and intuitive interaction that users demand.
•	Small Size. The small, thin size of our interface solutions enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.
•	Low Power Consumption. The low power consumption of our interface solutions enables our customers to offer products with longer battery life and/or smaller battery capacity.
•

Advanced Functionality.  Our interface solutions offer advanced features, such as force sensing, virtual scrolling, customizable tap zones, edge motion, and tapping and dragging icons, to enhance the user experience.

•	Reliability. The reliability of our interface solutions satisfies consumer requirements for dependability, which is a major component of consumer satisfaction.
•	Durability. Our interface solutions withstand repeated use, harsh physical treatment, and temperature fluctuations while providing an enduring superior level of performance.
•	Simplified Security. Our fingerprint authentication solutions protect the user’s identity, while simplifying the user experience for electronic devices.

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

Our long-term working relationships with large, global OEMs provide us with the experience to satisfy their demanding design specifications and other requirements.  Our custom product solutions provide OEMs with numerous benefits, including the following:

•	ease of system integration;
•	reduced product development costs;

•	shorter product time to market;
•	compact and efficient platforms;
•	improved product functionality and utility;
•	product differentiation; and
•	continuity of supply.

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

ClearPad®

Our ClearPad family of products enables the user to interact directly with the display on electronic devices, such as smartphones and tablets.  Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption.  We typically sell our ClearPad solution as a chip or chip assembly, together with customer-specific firmware, to sensor manufacturers to use in the production of both discrete and integrated touchscreen products.  A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as a Liquid Crystal Display, or LCD, or an Organic Light Emitting Diode, or OLED, and combined with a flexible circuit material and a touch controller chip.  A display integrated touchscreen product typically consists of a capacitive touch sensor embedded into the LCD panel, combined with a flexible circuit material and a touch controller chip.  Each ClearPad solution is custom designed to integrate customer-specific input preferences such as force sensing, pen input, gloved finger recognition, proximity, finger hover, and air swipe functionality.

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

ClearViewTM

Our ClearView family of DDICs offers advanced image processing and low power technology for entry-level smartphones through high-resolution tablets. ClearView products include adaptive image processing that works in concert with proprietary customization options to enable development of efficient and cost-effective solutions and faster time to market.  Our DDICs offer automatic regional control of color balance that optimizes light and dark areas of an image simultaneously, and sunlight readability enhancement capabilities that optimize image quality under various lighting conditions.

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

Natural ID products are designed to be compatible with Fast IDentity Online (FIDO) protocols, enhancing security and interoperability with a broad range of solutions.  FIDO was formed to enhance online authentication by developing open, scalable technical standards to help facilitate the adoption of robust, easy to use authentication that reduces the reliance on passwords.  Natural ID products increase the security of mobile and PC products while maintaining ease of use for the customer.

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

Our TouchPad solutions are available in a variety of sizes, electrical interfaces, and thicknesses, and are designed to meet the electrical and mechanical specifications of our customers.  Customized firmware and driver software ensure the availability of specialized features.  As a result of their solid-state characteristics, our TouchPad solutions have no moving parts that wear out, resulting in a robust and reliable input solution that also allows for unique industrial designs.

SecurePadTM

Our SecurePad integrates our Natural ID fingerprint sensor directly into the TouchPad area, improving usability for end users and simplifying the supply chain for notebook PC manufacturers.

ClickPadTM

Our ClickPad introduces a clickable mechanical design to the TouchPad solution, eliminating the need for physical buttons. The button-less design of our ClickPad allows for unique, intuitive industrial design and makes it an excellent alternative to conventional input and navigation devices.  Our ClickPad is activated by pressing down on the internal tact switch to perform left-button or right-button clicks and provides tactile feedback similar to pressing a physical button.  The latest version of ClickPad features ClickEQTM, a mechanical solution that provides uniform click depth to maximize the surface area available for gestures and improves click performance over hinged designs.

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

Other Products

Other product solutions we offer include Dual Pointing Solutions, TouchStykTM, TouchButtonsTM and display interface products.   Our dual pointing solutions offer TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice.  TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that used in our TouchPad.  TouchButtons provide capacitive buttons and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons.  Our display interface products deliver highly integrated, scalable video and audio connectivity to a broad array of applications for notebook PCs, enterprise systems and consumer devices.  We will also begin, in our fiscal 2018, to offer a range of AudioSmart® and ImagingSmart™ solutions. AudioSmart products bring forward optimum analog, mixed-signal and DSP technologies for high-fidelity voice and audio processing. AudioSmart’s far-field solutions enable accurate voice command recognition from a distance, while the personal audio solutions enable active noise cancellation and high performance for headsets. ImagingSmart products leverage image processing IP, JPEG encoders and DSP technology to deliver a wide range of fax, modem, digital video and printer solutions for home, mobile and imaging applications.

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

Design StudioTM

Our Design Studio software streamlines the touchscreen design process, while reducing total design cost and accelerating time to market. This tool suite assists designers in creating optimal products that are tightly aligned with target design and performance specifications. Design Studio works seamlessly with multiple display configurations and stack-ups, including discrete sensor, on-glass-sensor, on-cell, and in-cell solutions. Design Studio includes tuning and configuration wizards, production test tools, and diagnostics tools that configure and test chips and modules built using Synaptics’ capacitive sensing technology.

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

Image StudioTM

Our Image Studio software simplifies the display design process, reducing design costs and accelerating time to market. This tool suite assists designers in creating displays that are tightly aligned with target design and performance specifications. Image Studio works seamlessly with all display drivers and can be used for tuning on the panel or at the phone level. Image Studio includes tuning and configuration wizards and diagnostics tools that configure and test the modules built using Synaptics’ DDICs.

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

Our broad line of human interface semiconductor product solutions is currently based upon the following key technologies:

•	capacitive position sensing technology;
•	capacitive force sensing technology;
•	transparent capacitive position sensing technology;
•	pattern recognition technology;
•	mixed-signal integrated circuit technology;
•	display systems and circuit technology;
•	capacitive active pen technology;
•	multi-touch technology;
•	proprietary microcontroller technology;
•	proprietary vector co-processor technology;
•	capacitive fingerprint sensing technology; and
•	optical fingerprint sensing technology.

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, and tapping and dragging of icons.  In addition, our ability to integrate all our products to interface with major operating systems provides us with a competitive advantage.

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

Proprietary Vector Co-Processor Technology.  Our vector co-processor technology is designed for use in our ASICs, accompanying either one of our own proprietary microcontroller cores or a commercially available one.  The co-processor boosts the ASIC’s computational performance by efficiently processing vectors of data for a range of mathematical operations.  This allows us to implement more computationally intensive algorithms within our firmware.

Capacitive Fingerprint Sensing Technology.  This technology provides for fingerprint authentication by scanning and matching an image of a user’s fingerprint, as well as initial fingerprint enrollment.  Our sensing technology also incorporates spoof detection.  Our fingerprint sensing technology simplifies the system or application authentication process by substituting the user’s fingerprint for the login name and password.  Our technology includes many implementation choices including back of phone, button integration, touchpad integration, and under glass.

Optical Fingerprint Sensing Technology.  This technology allows us to image fingerprints with different device constraints than our capacitive solutions.  For example, our optical technology can image through thicker glass than our capacitive fingerprint technology.  We can also use our optical technology to enable fingerprint sensing within the active area of a display. Our optical technology also incorporates fingerprint enrollment, matching and spoof detection.

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

As of the end of fiscal 2017, we employed 1,262 people in our technology, engineering, and product design functions in the United States, Taiwan, Japan, India, Korea, China, Hong Kong, and Armenia.  Our research and development expenses were $292.3 million, $311.2 million, and $293.2 million for fiscal 2017, 2016, and 2015, respectively.

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

As of June 24, 2017, we held 991 active patents and 1,045 pending patent applications worldwide.  Collectively, these patents and patent applications cover various aspects of our key technologies, including those for opaque touchpads, clear touch screens, fingerprint sensors, and displays.  Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.  In connection with the Conexant Acquisition, we acquired 435 active patents and 35 pending patent applications worldwide related to the Conexant products.  Collectively, these patents and patent applications cover various aspects of Conexant’s key technologies, including those for audio processing and modems.

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

Our leading OEM customers in fiscal 2017 included the following:

• Dell	• Oppo Mobile
• Hewlett-Packard	• Samsung
• Huawei	• Sony
• Lenovo	• Vivo
• LG Electronics	• Xiaomi

We generally supply custom-designed products to OEMs through their contract manufacturers, supply chain or distributors.  Sales to Sanshin Electronics Co., Ltd., Samsung Electronics Co., Ltd. and its affiliates, and Wisewheel Electronics Co., Ltd. accounted for 24%, 19%, and 10% of our net revenue in fiscal 2017, respectively.

We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers.  Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our human interface semiconductor product solutions in their products.  The contract manufacturers place orders with us for the purchase of our products, take title to the products purchased upon delivery by us, and pay us directly for those purchases.  These customers have no return rights except for warranty provisions.

Strategic Relationships

We have used strategic relationships to enhance our ability to offer value-added customer solutions in the past. We intend to enter additional strategic relationships with companies that may help us serve our target markets.

Sales and Marketing

We sell our product solutions for incorporation into the products of our OEM customers.  We generate sales through direct sales employees as well as outside sales representatives, distributors and value added resellers.  Our sales personnel receive substantial technical assistance and support from our internal technical marketing and engineering resources because of the highly technical nature of our product solutions.  Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers' decision makers throughout the product development and order process.

As of the end of fiscal 2017, we employed 303 sales and marketing professionals.  We maintain customer support offices domestically and internationally, which are located in the United States, Taiwan, China, India, Korea, Japan, and Europe.  In addition, we utilize value-added resellers and sales distributors in China, Japan, and Taiwan.

International sales constituted over 86% of our revenue for each of fiscal 2017, 2016, and 2015.   Approximately 81% of our sales in fiscal 2017 were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with Note 13 to the consolidated financial statements contained elsewhere in this report.

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

Backlog

As of the end of fiscal 2017, we had a backlog of orders of $221.8 million, an increase of $39.0 million compared with a backlog of orders as of the end of fiscal 2016 of $182.8 million.  The average selling prices are higher in backlog for products ordered by customers at the end of fiscal 2017 than those ordered at the end of fiscal 2016 due to the mix of products ordered by customers, which is partially offset by a lower quantity of units in backlog   Our backlog consists of products for which purchase orders have been received and are scheduled for shipment in the subsequent quarter.  Most orders are subject to rescheduling or cancellation with limited penalties.  Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Competition

Our touch, display and finger-based semiconductor products are sold into markets for mobile product applications, PC product applications and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Atmel, Elan Microelectronics, Focaltech Systems, Goodix, Melfas, Parade Technologies, Samsung LSI, STMicroelectronics and various other companies involved in human interface semiconductor product solutions.  Our principal competitors in the sale of notebook touch pads are Alps Electric and Elan Microelectronics.  Our principal competitors in the sale of display driver products and TDDI products for the mobile and PC product applications markets include Focaltech, Himax Technologies, Novatek Microelectronics and SiliconWorks.  Our principal competitors in the sale of fingerprint authentication solutions for the mobile and PC product applications markets are Cypress Semiconductor, Egis Technology, Elan Microelectronics, Fingerprint Cards, Goodix, IDEX, NEXT Biometrics, Silead and Qualcomm.  Our IoT audio, multimedia, and interface based semiconductor products are sold into IoT, PC, and other electronic devices.  We provide voice processing silicon and software solutions for voice-enabled devices, consumer and commercial imaging, and next-generation audio applications. In addition to our voice solutions, we support the headphone and virtual reality/mixed reality head mounted displays industry with USB-C CODEC solutions for next generation wireless audio devices and wearables. Our competitors in the sale of audio products include BES Technic, Cirrus Logic, Qualcomm, Realtek, and STMicroelectronics. Our IoT interface products are sold into PC and smartphone docks and wireless adapter market applications. Our principal competitors in the sale of IoT interface products are Megachips and Analogix.  In certain cases, large OEMs may acquire a competing technology, develop alternative human interface semiconductor product solutions for their own products or provide alternative key components for use in designing human interface semiconductor product solutions.

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

Employees

As of the end of fiscal 2017, we employed a total of 1,774 persons, including 209 in operations, finance, and administration; 303 in sales and marketing; and 1,262 in research and development.  Of these employees, 628 were located in North America, 1,141 in Asia/Pacific, and 5 in Europe. In connection with the Conexant Acquisition, we acquired a total of 297 employees from Conexant, including 26 in operations, finance, and administration, 27 in sales and marketing, and 244 in research and development.  Of these employees, 123 were located in North America and 174 in Asia/Pacific.  We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 11, 2017:

Name	Age	Position
Richard A. Bergman	53	President and Chief Executive Officer, and Director
Wajid Ali	44	Senior Vice President and Chief Financial Officer
Kevin D. Barber	57	Senior Vice President and General Manager, Mobile Division
Shawn Liu	53	Vice President and General Manager, PC Division
John McFarland	50	Senior Vice President, General Counsel and Secretary
Huibert Verhoeven	49	Senior Vice President and General Manager, IoT Division
Mark Wadlington	56	Senior Vice President, Worldwide Sales
Alex Wong	62	Senior Vice President, Worldwide Operations

Richard A. Bergman has been President and Chief Executive Officer of our company since September 2011.  Prior to joining our company, Mr. Bergman was Senior Vice President and General Manager of Advanced Micro Devices (“AMD”) Product Group from May 2009 to September 2011.  From October 2006 to May 2009, Mr. Bergman served as Senior Vice President and General Manager of AMD’s Graphics Product Group.  Mr. Bergman’s career at AMD began in October 2006 when AMD acquired ATI Technologies (“ATI”), where he served as Senior Vice President and General Manager of the PC Group. Prior to ATI, Mr. Bergman served as Chief Operating Officer at S3 Graphics, a division of SonicBlue Inc. Mr. Bergman has held senior level management positions in the technology field since his early roles at Texas Instruments, Inc. and IBM.  Mr. Bergman is a member of the Board of Directors, Chairman of the Compensation Committee and a member of the Audit Committee of Maxwell Technologies, a developer and manufacturer of energy storage and power delivery solutions.  Mr. Bergman holds a Bachelor of Science degree in Electrical Engineering from the University of Michigan and a Master’s degree in Business Administration from the University of Colorado.

Wajid Ali has been Senior Vice President and Chief Financial Officer of our company since May 2015.  Prior to joining our company, Mr. Ali was Vice President and Controller of Teledyne from 2012 to 2015, after previously serving as Vice President and Chief Financial Officer of Teledyne DALSA, Inc., a Teledyne Technologies subsidiary from 2011 to 2012, and as Chief Financial Officer of Teledyne DALSA’s predecessor, DALSA Corporation, a public semiconductor company, from 2007 to 2011.  Mr. Ali also held various key financial management positions at ATI Technologies prior to its acquisition by Advanced Micro Devices (“AMD”), after which Mr. Ali held a key financial management position at AMD.  Mr. Ali holds a Bachelor of Arts degree and a Master of Arts degree in Economics from York University, a Master’s degree in Business Administration from the Schulich School of Business, York University, and a CPA, CMA designation from the Chartered Professional Accountants of Ontario, Canada.

Kevin D. Barber has been Senior Vice President and General Manager of the Mobile Division of our company since July 2017.  Prior to his current appointment, Mr. Barber was Senior Vice President and General Manager of the Smart Display division of our company from January 2011 to July 2017. Prior to joining our company, Mr. Barber was the Chief Executive Officer of ACCO Semiconductor from 2008 to 2010.  From 2007 to 2008, Mr. Barber served as a principal consultant at PRTM focused on the electronics industry. Mr. Barber was Senior Vice President, General Manager of the Mobile Solutions business at Skyworks Solutions from 2003 to 2006 where he was responsible for delivering innovative RF products to the mobile industry. Mr. Barber was Senior Vice President of Operations at Skyworks Solutions from 2002 to 2003 and Conexant Systems from 2001 to 2002. Previously, Mr. Barber held various senior operations positions at Conexant Systems and Rockwell Semiconductor. Mr. Barber holds a Bachelor of Science degree in Electrical Engineering from San Diego State University and a Master’s degree in Business Administration from Pepperdine University.

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

Shawn Liu has served as Vice President and General Manager, PC Division since July 2017.  Mr. Liu joined Synaptics in November 2012 as our Vice President of ThinTouch Products in the Human Interface Systems Division, and then rotated through senior leadership positions in the Smart Display Division and Biometrics Product Division within Synaptics.  From January 2011 to November 2012, he was a Director at Apple, where he led an Engineering Program Management team responsible for technologies in Mac and iOS products.  From 2000 to 2011, Mr. Liu held senior positions at AMD/ATI and Cadence.  Early in his career, Mr. Liu spent several years in Taiwan in various managerial capacities including a business development position at a wireless chipset start-up, and held various design engineering positions at SGI, LSI Logic and VLSI Technology.  Mr. Liu holds a Bachelor of Science degree and Master of Science degree, both in Electrical Engineering, from Cornell University.

Huibert Verhoeven has been Senior Vice President and General Manager of the IoT Division of our company since July 2017.  Prior to his current appointment, Mr. Verhoeven was Senior Vice President and General Manager of the Human Interface Systems Division of our company from August 2014 to July 2017.  Prior to joining our company, Mr. Verhoeven was Vice President and General Manager of the Flash Components Division at LSI Corporation from 2013 to 2014.  Mr. Verhoeven served as the Vice President and General Manager of the Mixed Signal Systems group for Intersil Corporation from 2008 to 2013. Prior to Intersil, Mr. Verhoeven held design engineering and design management positions at National Semiconductor Corporation.  Mr. Verhoeven holds a Doctor of Philosophy and a Master’s of Science Degree in Electrical Engineering from Delft University, The Netherlands.

Mark Wadlington has been Senior Vice President, Worldwide Sales of our company since April 2017.  Prior to joining our company, Mr. Wadlington was Corporate Vice President and General Manager, Mobile and Consumer Division at Lattice Semiconductor from 2016 to 2017 and Corporate Vice President of Worldwide Sales from 2013 to 2016.  Prior to Lattice, Mr. Wadlington was Vice President of Worldwide Sales at Applied Micro Circuits Corporation (“AMCC”) from 2011 to 2012.  Prior to AMCC, Mr. Wadlington served as the Vice President of America’s Sales at Xilinx, Vice President of Worldwide MCP (media communications processor) Sales at NVIDIA, and held various senior-level positions at LSI Logic during his 21-year tenure there, including serving as LSI Logic’s Vice President of Worldwide Semiconductor Sales. Mr. Wadlington holds a Bachelor of Science in Electronic Engineering Technology from the Ohio Institute of Technology.

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

Net revenue from our human interface solutions for mobile product applications, particularly smartphones, has been volatile in the past, and may not increase or be less volatile in the future.  Net revenue from our human interface solutions for mobile product applications was $1,489.0 million for fiscal 2017, $1,459.5 million for fiscal 2016, and $1,442.1 million for fiscal 2015.  Our human interface business for mobile product applications faces many uncertainties, including our success in enhancing our position in evolving markets dominated by a limited number of OEMs, and market acceptance of our product solutions over competitive product solutions.  Our inability to address these uncertainties successfully would negatively affect our business.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected.  Sales to Samsung Electronics Co., Ltd. and its affiliates, Sanshin Electronics Co., Ltd., and Wisewheel Electronics Co., Ltd. accounted for 10% or more of our net revenue in fiscal 2017.  During fiscal 2017, we had one OEM customer that integrates our discrete display products into its mobile products and that represented approximately 24% of our revenue; we sold to that customer indirectly through multiple distributors.  Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition and business.

We sell to contract manufacturers that serve our OEM customers.  Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and operating results.  The adverse effect would be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for our solutions with new customers.  Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer.  Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

Various target markets for our interface solutions, such as automotive touchscreens, and IoT, may develop slower than anticipated or could utilize competing technologies.  The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

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

We must maintain our relationships with our existing customers, particularly with the leading notebook computer OEMs, and expand our relationships with smartphone and tablet OEMs. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay, subject to certain limitations.  In order to meet the expectations of our customers, we must provide innovative human interface solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals.  If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

In addition to maintaining and expanding our customer relationships, we must also identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that incorporate our human interface product solutions.  Our failure to identify potential growth opportunities, particularly in the smartphone and the tablet market, the PC product applications market, or the IoT market, or our failure to establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

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

We provide human interface solutions that are incorporated by OEMs into the products they sell.  OEMs make the determination during their product development programs whether to incorporate our solutions or pursue other alternatives.  This process requires us to make significant investments of time and resources in the design of human interface solutions for our OEMs’ products well before our customers introduce their products incorporating our interface solutions, and before we can be sure that we will generate any significant sales to our customers or even recover our investment.  During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements, or that our products will be replaced by competitive products or alternative technological solutions.  Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts.  The occurrence of any of these events could cause sales to not materialize, be deferred, or be cancelled, which would adversely affect our operating results.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies.  This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.  Depressed economic conditions, a slowdown in the PC, mobile or IoT product applications markets, the emergence of new products not including our product solutions, rapid changes in the smartphone or IoT markets and competitive pressures may result in lower demand for our product solutions and reduced unit margins.

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

Additionally, our human interface solutions are designed to integrate touch, handwriting, vision and voice capabilities.  New computing and communications devices could be developed that call for a different interface solution.  Existing devices could also be modified to allow for a different interface solution.  Our business could be harmed if our products become noncompetitive as a result of a technological breakthrough that allows a new interface solution to displace our solutions and achieve significant market acceptance.

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

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2017, approximately 9% of our costs were denominated in non-U.S. currencies, including Armenian dram, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

In connection with the expansion and diversification of our product and customer base, we may increase our personnel and make other expenditures to meet demand for our expanding product offerings, including offerings in the mobile product applications market, the notebook computer market, and the IoT market.  Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability.  Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our contract manufacturers.  An inability to quickly expand our development, design or production capacity or an inability of our third-party manufacturers to quickly expand development, design or production capacity to meet this customer demand could result in a decrease to our revenue or operating results. If we cannot manage our growth effectively, our business and operating results could suffer.

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

We may pursue, and from time to time defend, litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others.  These litigations, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

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

If third-party technology currently utilized in our products is no longer available to us on commercially acceptable terms, or if any third-party initiates litigation against us for alleged infringement of their proprietary rights, we may not be able to sell certain of our products and we could incur significant costs in defending against litigation or attempting to develop or acquire alternate non-infringing products, which would have an adverse effect on our operating results.

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

We expect to continue to pursue opportunities to acquire other businesses and technologies in order to complement our current human interface solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise create growth opportunities.  We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria.  Acquisitions may also become more difficult in the future as we or others acquire the most attractive candidates.  Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.  If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

We may be unable to effectively complete an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; efficiently manage, combine or restructure the operations of the acquired businesses with our operations; achieve our operating, growth, and performance goals for acquired businesses; achieve additional revenue as a result of our expanded operations; or achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies.  The integration of acquired businesses involves numerous risks, including the following:

•	the potential disruption of our core business;
•	the potential strain on our financial and managerial controls, reporting systems and procedures;
•	potential unknown liabilities associated with the acquired business;
•	costs relating to liabilities which we agree to assume;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from our core business;
•	problems assimilating the purchased operations, technologies, or products;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	failure of acquired businesses to achieve expected results;
•	adverse effects on existing business relationships with suppliers and customers;
•	failure to retain key customers, suppliers, or personnel of acquired businesses;
•	the risk of impairment charges related to potential write-downs of acquired assets; and
•	the potential inability to create uniform standards, controls, procedures, policies, and information systems.

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

From time to time, we may seek additional equity or debt financing to provide for funds required to expand our business, including through acquisitions.  We cannot predict the timing or amount of any such requirements at this time.  If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer.  If obtained, the financing itself carries risks including the following:  (i) debt financing increases expenses and must be repaid regardless of operating results; and (ii) equity financing, including the issuance of convertible notes or additional shares in connection with acquisitions, could result in dilution to existing stockholders and could adversely affect the price of our common stock.

Transactions relating to our Convertible Notes may dilute the ownership interest of our stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of our outstanding 0.50% Convertible Senior Notes due 2022 (the “Convertible Notes”) would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes.  If the Convertible Notes become convertible under the terms of the indenture, and if holders subsequently elect to convert their notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions. Additionally, anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement, the Convertible Notes, and other indebtedness we may incur from time to time.

As of June 24, 2017, our total outstanding long-term indebtedness was $220.0 million, which represented current and long-term debt outstanding under our credit agreement (which we refer to herein, as amended and supplemented, as the “Credit Agreement”) with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders.  On June 26, 2017, we completed the offering of the Convertible Notes in the aggregate principal amount of $525.0 million, of which $220.0 million of the net proceeds therefrom were used to repay the amounts outstanding under the Credit Agreement, with a corresponding reduction of revolver commitments under the Credit Agreement to $250.0 million, none of which was outstanding as of June 26, 2017.  We are permitted under the indenture governing our Convertible Notes and the Credit Agreement to incur additional debt under certain conditions, including additional secured debt.  If new debt were to be incurred in the future, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under the Convertible Notes, the Credit Agreement or our other outstanding debt from time to time;
•

risking an event of default if we fail to comply with the financial and other covenants contained in the Convertible Notes indenture or the Credit Agreement, which could result in the Convertible Notes or any outstanding bank debt becoming immediately due and payable and could permit the lenders under the Credit Agreement to foreclose on the assets securing such bank debt;
•	subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the debt that we may incur under the Credit Agreement;
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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the Credit Agreement, the indenture governing the Convertible Notes or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, companies are required to separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component of our Convertible Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes. In addition, under certain circumstances, the convertible debt instruments that may be settled entirely or partly in cash will be accounted for utilizing the treasury stock method beginning in the first quarter of fiscal 2018, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

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

We are subject to rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires us to include in our quarterly and annual reports on Forms 10-Q and 10-K, our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting.  We have concluded that our internal control over financial reporting is effective, however, we need to maintain our existing processes and systems and incorporate and adapt such processes and systems as our business grows and changes, including in connection with planned acquisitions. This continuous process of maintaining and adapting our internal controls and complying with SOX is expensive, time-consuming and requires significant management attention. We cannot be certain that we will be able to maintain adequate and effective internal controls over our, and our acquired companies’ financial processes and reporting and ensure compliance with SOX and SEC rules. Further, as we grow our company, including through acquisitions, our internal controls may become more complex and may require significantly more resources to ensure they remain effective.  Failure to comply with SOX and SEC rules, including a delay in or failure to successfully integrate new businesses into our internal control over financial reporting, a failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could harm our operating results or cause us to not meet our reporting obligations. If we or our auditors identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. Remediation of a material weakness could require us to incur significant expense and expend significant management attention.  Failure to remedy any material weakness could result in inaccurate financial statements, an inability for the company to report our financial results on a timely and accurate basis, a loss in investor confidence, decline in the trading price of our common stock, restriction on access to worldwide capital markets, and sanctions or investigation by regulatory authorities, including the SEC or The NASDAQ Global Select Market.

Repatriation of our foreign earnings to the United States or changes in tax laws may adversely affect our future reported tax rates and financial results or the way we conduct our business.

We consider the undistributed operating earnings of certain foreign subsidiaries, which totaled approximately $699.5 million as of the end of fiscal 2017, to be indefinitely invested outside the United States and have not provided for U.S. federal and state income taxes that may result from future remittances of these undistributed operating earnings.  Proposals to reform U.S. tax laws, including proposals that could reduce or eliminate the deferral of U.S. income tax on our foreign subsidiaries’ undistributed earnings, could require those earnings to be taxed at the U.S. federal income tax rate.  If we do need to access our foreign subsidiaries’ undistributed earnings for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, which would adversely impact our financial position and results of operations.  Additionally, if changes to tax laws or Tax Court decisions invalidate existing tax laws or regulations upon which we have relied, this could adversely impact our financial position and results of operations.

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

We may incur material environmental liabilities as a result of prior operations at an acquired company.

In connection with our acquisition in July 2017 of Conexant Systems, LLC, we agreed to assume certain environmental liabilities, including remediation of environmental impacts at a property formerly owned and operated by Conexant Systems, LLC, (the “Conexant Site”) and for potential future claims alleging personal injury or property damage related to the environmental impacts at and about the Conexant Site. We continue to incur costs to investigate and remediate the Conexant Site’s environmental impacts, and we are at risk for future personal injury and property damage claims related to the Conexant Site.  Various federal, state and local authorities regulate the release of hazardous substances into the environment and can impose substantial fines if our remediation efforts at or about the Conexant Site fail or are deemed inadequate.  In addition, changes in laws, regulations and enforcement policies, the discovery of previously unknown contamination at the Conexant Site, the implementation of new technology at the Conexant Site, or the establishment or imposition of stricter federal state, or local cleanup standards or requirements with respect to the Conexant Site could require us to incur additional costs in the future that would have a negative effect on our financial condition or results of operations.

We face risks associated with security breaches or cyber-attacks.

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following:  liability for stolen assets or information; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; and expenses to rectify the consequences of the security breach or cyber-attack.  In addition, any compromise of security from a security breach or cyber-attack could deter customers or business partners from entering into transactions that involve providing confidential information to us.  As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

For further information regarding current legal proceedings, see Note 8 Commitments and Contingencies to the financial statements contained elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2017:
First quarter	$61.54	$47.09
Second quarter	$69.45	$48.87
Third quarter	$61.95	$47.32
Fourth quarter	$64.54	$47.00

Fiscal 2016:
First quarter	$89.90	$61.42
Second quarter	$94.48	$62.68
Third quarter	$86.76	$57.02
Fourth quarter	$90.91	$51.80

Stockholders

As of August 11, 2017, there were approximately 143 holders of record of our common stock.  The closing price of our common stock as quoted on the NASDAQ Global Select Market as of August 11, 2017 was $40.90.

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

Our Credit Agreement also places restrictions on the payment of any dividends.  For a further description of the terms of the Credit Agreement, see Note 7 Debt to the consolidated financial statements contained elsewhere in this report.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

From April 2005 through July 2017, our Board of Directors cumulatively authorized $1.3 billion for our common stock repurchase program, which expires in July 2019.  There were no repurchases under the stock repurchase program during the three-month period ended June 24, 2017. On June 26, 2017, subsequent to the end of our fiscal 2017, we purchased 1,698,400 shares of our common stock for $93.6 million.  In July 2017, our Board of Directors authorized the purchase of up to an additional $0.2 million of our common stock, bringing the remaining amount authorized for repurchase under our stock repurchase program to $226.1 million as of July 31, 2017.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2017 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Philadelphia Semiconductor Index.  The graph assumes an investment of $100 on June 30, 2012.  The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Philadelphia Semiconductor Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2017.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  All fiscal years presented were 52-week periods.  Our past results of operations are not necessarily indicative of our future results of operations.  You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenue	$1,718.2	$1,666.9	$1,703.0	$947.5	$663.6
Cost of revenue	1,194.6	1,085.4	1,124.3	511.4	337.8
Gross margin	523.6	581.5	578.7	436.1	325.8
Operating expenses:
Research and development	292.3	311.2	293.2	192.7	144.7
Selling, general, and administrative	137.6	161.7	127.9	100.0	79.6
Acquired intangibles amortization	11.7	18.6	14.2	1.0	1.0
Impairment of acquired intangibles	—	6.7	—	—	—
Change in contingent consideration	—	(0.5)	(18.8)	69.9	1.3
Restructuring costs	7.3	8.6	—	—	—
Litigation settlement charge	10.0	—	—	—	—
Gain on sale of property and equipment	—	—	—	—	(1.5)
Total operating expenses	458.9	506.3	416.5	363.6	225.1
Operating income	64.7	75.2	162.2	72.5	100.7
Interest income	0.7	3.1	1.6	2.0	1.0
Interest expense	(6.0)	(4.8)	(3.8)	—	—
Impairment recovery on investments, net	1.9	2.1	0.2	—	—
Income before provision for income taxes	61.3	75.6	160.2	74.5	101.7
Provision for income taxes	12.2	3.4	49.8	27.8	2.8
Equity investment loss	(0.3)	—	—	—	—
Net income	$48.8	$72.2	$110.4	$46.7	$98.9

Net income per share:
Basic	$1.40	$1.97	$2.99	$1.34	$3.03
Diluted	$1.37	$1.91	$2.84	$1.26	$2.89
Shares used in computing net income per share:
Basic	34.8	36.6	36.9	34.8	32.7
Diluted	35.6	37.9	38.9	37.1	34.2

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$367.8	$352.2	$399.9	$447.2	$355.3
Working capital	481.6	429.3	469.3	488.1	410.8
Total assets	1,266.7	1,300.2	1,519.4	1,020.3	691.3
Long-term debt	202.0	216.7	231.1	—	2.3
Treasury shares, at cost	980.3	892.3	651.7	530.4	460.2
Total stockholders' equity	740.2	705.0	793.1	701.2	521.9

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

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We believe our results to date reflect the combination of our customer focus and the strength of our intellectual property and our engineering know-how, which allow us to develop or engineer products that meet the demanding design specifications of our OEMs.

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  Our net revenue increased from $663.6 million for fiscal 2013 to $1,718.2 million for fiscal 2017, representing a compound annual growth rate of approximately 27%.  For fiscal 2013, we derived 36.1% of our net revenue from the personal computer market and 63.9% of our net revenue from the mobile product applications market.  For fiscal 2017, revenue from the personal computer market accounted for 13.3% of our net revenue and revenue from the mobile product applications market accounted for 86.7% of our net revenue.

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

Our research and development expenses include costs for supplies and materials related to product development as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after their commitment to incorporate those solutions into their products. We continue to commit to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

Selling, general, and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal sales and outside sales representatives' commissions; market and usability research; outside legal, accounting, and consulting costs; and other marketing and sales activities.

Acquired intangibles amortization is the amortization of the cost of our acquired intangible assets related to customer relationships and patents which are amortized over their estimated useful lives ranging from 2.8 to 7.7 years.

Impairment of acquired intangibles represents the reduction of the carrying value of intangibles which have been determined unrecoverable.

Restructuring costs primarily reflect severance and facilities consolidation costs related to restructuring of our operations to reduce operating costs.  These headcount-related costs were in cost of revenue, research and development, and selling, general and administrative (see Note 14 Restructuring Activities to the financial statements contained elsewhere in this report).

The litigation settlement charge reflects costs recorded in connection with certain legal proceedings further discussed under Note 8 to the consolidated financial statements contained elsewhere in this Report.

Equity investment loss includes amortization of intangible assets reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd. (see Note 1 Organization and Summary of Significant Accounting Policies to the financial statements contained elsewhere in this report).

Acquisitions and Financing Activities

On June 11, 2017, we entered into a stock purchase agreement to acquire all of the outstanding limited liability company interests of Conexant. Effective as of July 25, 2017, or the Closing Date, we completed the Conexant Acquisition of 100% of the outstanding capital stock of Conexant for a purchase price of (i) $305.8 million in cash (on a cash-free, debt-free basis), and (ii) 726,666 shares of our common stock (the Stock Consideration), with $16.8 million of the purchase price held in escrow to secure the Seller’s indemnification obligations under the purchase agreement. The Stock Consideration was issued at closing in an exempt private placement.

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the multimedia solutions business of Marvell Technology Group Ltd. (“Marvell”) for a purchase price of $95 million in cash (the “Marvell Business Acquisition”). The Marvell Business Acquisition is intended to increase our presence in the smart home market and increase opportunities to drive increased revenue. We expect to close the Marvell Business Acquisition in the first quarter of our fiscal 2018.

On June 20, 2017, we entered into a purchase agreement (the “Purchase Agreement”) with Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (collectively, the “Initial Purchasers”), pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of the Company’s 0.50% Convertible Senior Notes due 2022 (the “Notes”) in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds from the Offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $514.5 million, which includes proceeds from the exercise of the Initial Purchasers’ option to purchase additional Notes. The Offering was completed on June 26, 2017.  See Subsequent Events in Note 15 to the financial statements contained elsewhere in this report.

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

Inventory

We state our inventories at the lower of cost or market.  We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions.  Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories.  On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based on our forecasts of future demand and market conditions.  If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required.  The following factors influence our estimates: changes to or cancellations of customer orders, unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

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

Income Taxes

We recognize federal, foreign, and state current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year for each tax jurisdiction.  We also recognize federal, foreign, and state deferred tax liabilities or assets based on our estimate of future tax effects attributable to temporary differences and carryforwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and our judgment, are not expected to be realized.  If our assumptions, and consequently our estimates, change in the future, the valuation allowance we established for our deferred tax assets may change, which could impact income tax expense.

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

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2017, 2016, and 2015, along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2017 (1)	2016 (1)	$ Change	% Change	2016 (1)	2015 (1)	$ Change	% Change
Mobile product applications	$1,489.0	$1,459.5	$29.5	2.0%	$1,459.5	$1,442.1	$17.4	1.2%
PC product applications	229.2	207.4	21.8	10.5%	207.4	260.9	(53.5)	(20.5%)
Net revenue	1,718.2	1,666.9	51.3	3.1%	1,666.9	1,703.0	(36.1)	(2.1%)
Gross margin	523.6	581.5	(57.9)	(10.0%)	581.5	578.7	2.8	0.5%
Operating expenses:
Research and development	292.3	311.2	(18.9)	(6.1%)	311.2	293.2	18.0	6.1%
Selling, general, and administrative	137.6	161.7	(24.1)	(14.9%)	161.7	127.9	33.8	26.4%
Acquired intangibles amortization	11.7	18.6	(6.9)	(37.1%)	18.6	14.2	4.4	31.0%
Impairment of acquired intangibles	—	6.7	(6.7)	100.0%	6.7	—	6.7	100.0%
Change in contingent consideration	—	(0.5)	0.5	(100.0%)	(0.5)	(18.8)	18.3	(97.3%)
Restructuring costs	7.3	8.6	(1.3)	(15.1%)	8.6	—	8.6	100.0%
Litigation settlement charge	10.0	—	10.0	100.0%	—	—	—	0.0%
Operating income	64.7	75.2	(10.5)	(14.0%)	75.2	162.2	(87.0)	(53.6%)

Interest and other income, net	2.6	5.2	(2.6)	(50.0%)	5.2	1.8	3.4	188.9%
Interest expense	(6.0)	(4.8)	(1.2)	25.0%	(4.8)	(3.8)	(1.0)	26.3%
Income before provision for income taxes	61.3	75.6	(14.3)	(18.9%)	75.6	160.2	(84.6)	(52.8%)
Provision for income taxes	12.2	3.4	8.8	258.8%	3.4	49.8	(46.4)	(93.2%)
Equity investment loss	(0.3)	—	(0.3)	100.0%	—	—	—	0.0%
Net income	$48.8	$72.2	$(23.4)	(32.4%)	$72.2	$110.4	$(38.2)	(34.6%)

(1)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report)

The following sets forth certain of our consolidated statements of income data as a percentage of net revenues for fiscal 2017, 2016, and 2015:

			Percentage			Percentage
			Point			Point
			Increase			Increase
	2017 (1)	2016 (1)	(Decrease)	2016 (1)	2015(1)	(Decrease)
Mobile product applications	86.7%	87.6%	(0.9%)	87.6%	84.7%	2.9%
PC product applications	13.3%	12.4%	0.9%	12.4%	15.3%	(2.9%)
Net revenue	100.0%	100.0%		100.0%	100.0%
Gross margin	30.5%	34.9%	(4.4%)	34.9%	34.0%	0.9%

Operating expenses:
Research and development	17.0%	18.7%	(1.7%)	18.7%	17.2%	1.5%
Selling, general, and administrative	8.0%	9.7%	(1.7%)	9.7%	7.5%	2.2%
Acquired intangibles amortization	0.7%	1.1%	(0.4%)	1.1%	0.8%	0.3%
Impairment of acquired intangibles	0.0%	0.4%	(0.4%)	0.4%	0.0%	0.4%
Change in contingent consideration	0.0%	0.0%	0.0%	0.0%	(1.1%)	1.1%
Restructuring costs	0.4%	0.5%	(0.1%)	0.5%	0.0%	0.5%
Litigation settlement charge	0.6%	0.0%	0.6%	0.0%	0.0%	0.0%
Operating income	3.8%	4.5%	(0.7%)	4.5%	9.5%	(5.0%)
Income before provision for income taxes	3.6%	4.5%	(0.9%)	4.5%	9.4%	(4.9%)
Provision for income taxes	0.7%	0.2%	0.5%	0.2%	2.9%	(2.7%)
Equity investment loss	(0.1%)	0.0%	(0.1%)	0.0%	0.0%	0.0%
Net income	2.8%	4.3%	(1.5%)	4.3%	6.5%	(2.2%)

(1)	Includes the post-acquisition results of operations from RSP, acquired on October 1, 2014 (see Note 5 to the financial statements contained elsewhere in this report).

Fiscal 2017 Compared with Fiscal 2016

Net Revenue.

Net revenue was $1,718.2 million for fiscal 2017 compared with $1,666.9 million for fiscal 2016, an increase of $51.3 million, or 3.1%.  Of our fiscal 2017 net revenue, $1,489.0 million, or 86.7%, of net revenue was from the mobile product applications market and $229.2 million, or 13.3%, of net revenue was from the PC product applications market.  The overall increase in net revenue for fiscal 2017 was attributable to a $29.5 million, or 2.0%, increase in net revenue from mobile product applications, despite a 16.5% decline in revenue from our discrete display products which are incorporated into smartphones; and an increase of $21.8 million, or 10.5%, in net revenue from PC product applications. We anticipate that the decline in discrete display products will continue as OLED solutions are designed into high-end products.  The increase in mobile product applications was driven by an increase in the units sold (12.7% more units), partially offset by a decrease in average selling prices (which decreased 9.5%).  The increase in net revenue from PC product applications was driven by an increase in the units sold (7.0% more units) as well as an increase in average selling prices (which increased 3.2%).

Gross Margin.

Gross margin as a percentage of net revenue was 30.5%, or $523.6 million, for fiscal 2017 compared with 34.9%, or $581.5 million, for fiscal 2016.  The 440 basis point decline in gross margin was primarily due to product mix, including the impact of lower margins on TDDI products and technical issues associated with new optical fingerprint solutions. While gross margin as a percentage of net revenue was negatively impacted by the lower margins on TDDI products, we expect that future generations of TDDI products will be manufactured at lower costs and will deliver gross margins more in-line with corporate averages. Similarly, while the ramp of new fingerprint products negatively impacted our gross margin, we expect gross margins on these new fingerprint products will also fall in-line with our corporate averages when ramped up.

We continuously introduce new product solutions, many of which have life cycles of less than one year.  Further, because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs.  As a virtual manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume.  We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses.

Research and Development Expenses.  Research and development expenses decreased $18.9 million, to $292.3 million, for fiscal 2017 compared with fiscal 2016.  The decrease in research and development expenses primarily reflected (i) an $11.1 million decrease in employee compensation and employment-related costs, resulting from a 3% decrease in research and development headcount which included a reduction in headcount due to a restructuring of operations to reduce operating costs, (ii) a $6.3 million decrease in non-employee services, (iii) a $5.4 million decrease in infrastructure costs related to facilities, partially offset by a $6.2 million increase in supplies and project related costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $24.1 million, to $137.6 million, for fiscal 2017 compared with fiscal 2016.  The decrease in selling, general, and administrative expenses primarily reflected (i) an $11.6 million decrease in employee compensation and employment-related costs, resulting from an 8% decrease in selling, general, and administrative headcount which included a reduction in headcount due to a restructuring of operations to reduce operating costs, (ii) a $7.0 million decrease in legal expenses, (iii) a $5.1 million reduction in foreign currency losses, partially offset by a $2.9 million increase in facilities related costs, and (iv) a $2.7 million accrual for payroll deposit penalties related to the timing of tax deposits for stock-based compensation.

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See Note 6 to the consolidated financial statements contained elsewhere in this Report.

Impairment of Acquired Intangibles. Impairment of acquired intangibles represents the reduction of the carrying value of intangible assets which have been determined unrecoverable.

Restructuring costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2017 and fiscal 2016, respectively, were $7.3 million and $8.6 million due to restructuring plans implemented in fiscal

2016.  The fiscal 2016 restructuring activities were completed in fiscal 2017.  See Note 14 to consolidated the financial statements contained elsewhere in this report.

Litigation settlement charge. We accrued a litigation settlement charge during fiscal 2017 in connection with certain legal proceedings disclosed under Note 8 to the financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and other income, net.  Interest and other income, net was $2.6 million for fiscal 2017 compared with $5.2 million for fiscal 2016, resulting from an impairment recovery on investments upon redemption and a gain on legal settlement.

Interest expense.  Interest expense represents interest on the $250.0 million in debt borrowed in conjunction with our acquisition of RSP in October 2014.  See Notes 5, 7 and 15 to the financial statements contained elsewhere in this report.

Provision for Income Taxes.

Our effective tax rate is largely attributable to the tax rates in the foreign jurisdictions in which our pre-tax profit is recognized for income tax purposes. The foreign tax differential has had a significant downward impact on the reconciliation of our provision at the U.S. Federal statutory rate to the actual provision for taxes for each fiscal year in the three year period ended with fiscal 2017. While the impact of tax in foreign jurisdictions does have the most significant impact on our effective tax rate, the lower tax rate in fiscal 2016 was also driven by the permanent extension of the federal research tax credit and our ongoing tax planning.  See Note 12 to the consolidated financial statements for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2017 and 2016.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $0.9 million to an increase of $5.8 million.

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

Fiscal 2016 Compared with Fiscal 2015

Net Revenue.

Net revenue was $1,666.9 million for fiscal 2016 compared with $1,703.0 million for fiscal 2015, a decrease of $36.1 million, or 2.1%.  Of our fiscal 2016 net revenue, $1,459.5 million, or 87.6%, of net revenue was from the mobile product applications market and $207.4 million, or 12.4%, of net revenue was from the PC product applications market.  The overall decrease in net revenue for fiscal 2016 was attributable to a decrease of $53.5 million, or 20.5%, in net revenue from PC product applications; partially offset by a $17.4 million, or 1.2%, increase in net revenue from mobile product applications which was largely attributable to a 20.3% increase in discrete display products.  The decrease in net revenue from PC product applications was driven by a decrease in the units sold (which decreased 17.4%) as well as a decline in average selling prices (which decreased 3.7%).  The increase in mobile product applications was driven by an increase in average selling prices (which increased 2.4%), partially offset by a decrease in the units sold (which decreased 1.3%).

Gross Margin.

Gross margin as a percent of net revenue was 34.9%, or $581.5 million, for fiscal 2016 compared with 34.0%, or $578.7 million, for fiscal 2015.  The 90 point increase in gross margin was primarily due to a reduction of acquisition-related amortization costs related to the acquisition of Renesas SP Drivers, Inc. (the “RSP Acquisition”) in October 2014 and higher gross margins on our DDIC products.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $33.8 million, to $161.7 million, for fiscal 2016 compared with fiscal 2015.  The increase in selling, general, and administrative expenses primarily reflected (i) a $20.5 million change from foreign currency gains in fiscal 2015 to foreign currency losses in fiscal 2016, primarily related to the remeasurement of RSP Acquisition related liabilities denominated in yen, (ii) a $14.0 million increase in employee compensation and employment-related costs resulting from a 10.0% increase in selling, general, and administrative headcount, including new employees early in the year and annual compensation adjustments, and (iii) a $12.5 million increase in legal expenses, partially offset by (x) a $4.2 million decline in facilities related costs, (y) a $2.9 million decrease in professional services, and (z) a $2.6 million decrease in travel and related expenses,

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  Acquired intangibles amortization increased in fiscal 2016 due to a full year of amortization from intangibles related to the RSP Acquisition in October 2014.  See Note 5 to the financial statements contained elsewhere in this report.

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

Provision for Income Taxes.

Our effective tax rate is largely attributable to the tax rates in the foreign jurisdictions in which our pre-tax profit is recognized for income tax purposes. The foreign tax differential has had a significant downward impact on the reconciliation, although somewhat muted in fiscal 2015, of our provision at the U.S. Federal statutory rate to the actual provision for taxes for each fiscal year in the three year period ended with fiscal 2016. While the impact of tax in foreign jurisdictions does have the most significant impact on our effective tax rate, the lower tax rate in fiscal 2016 was also driven by the permanent extension of the federal research tax credit and our ongoing tax planning.

In fiscal 2015, as part of the integration of technology acquired in connection with our acquisition of RSP, we entered into an intercompany transaction whereby we cross-licensed intellectual property rights among our foreign subsidiaries resulting in a lump-sum payment between members. Because the intercompany transaction was merely a licensing of rights and not the sale of an asset, the applicable accounting guidance requires the tax impact to be recognized in the year of the transaction rather than over the economic life of the asset. As a result, we incurred an incremental tax expense of approximately $11 million during our fiscal 2015. While the immediate impact of this arrangement was a reduction of foreign tax differential benefit in fiscal 2015, the long-term impact was to drive future pre-tax profits into lower tax rate tax jurisdictions within our tax operating structure, specifically involving Japan and Hong Kong, where the statutory tax rates are 35.7% and 16.5%, respectively. If we acquire other technologies or intellectual property in future periods, we anticipate we will enter into intercompany transactions to cross-license those technologies or intellectual property that may result in incremental tax expense. See Note 12 to the consolidated financial statements for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2016 and 2015.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2017.  The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, which are of a normal and recurring nature that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented.  Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in millions, except per share amounts) (unaudited)	June 2017	March 2017	December 2016	September 2016	June 2016	March 2016	December 2015	September 2015
Net revenue	$426.5	$444.2	$461.3	$386.2	$323.9	$402.5	$470.5	$470.0
Cost of revenue	299.7	309.5	322.6	262.8	215.8	258.1	305.3	306.2
Gross margin	126.8	134.7	138.7	123.4	108.1	144.4	165.2	163.8
Operating expenses:
Research and development	73.8	71.6	73.5	73.4	78.2	73.9	78.6	80.5
Selling, general, and administrative	32.6	38.1	32.3	34.6	36.9	43.6	41.0	40.2
Acquired intangibles amortization	2.4	2.4	2.4	4.5	4.6	4.7	4.6	4.7
Impairment of acquired intangibles	—	—	—	—	6.7	—	—	—
Change in contingent consideration	—	—	—	—	—	1.1	(4.3)	2.7
Restructuring costs	—	0.3	1.7	5.3	6.7	—	—	1.9
Litigation settlement charge	—	10.0	—	—	—	—	—	—
Total operating expenses	108.8	122.4	109.9	117.8	133.1	123.3	119.9	130.0
Operating income/(loss)	18.0	12.3	28.8	5.6	(25.0)	21.1	45.3	33.8
Interest and other income, net	0.1	0.1	2.0	0.4	2.3	2.0	0.4	0.5
Interest expense	(1.7)	(1.6)	(1.4)	(1.3)	(1.1)	(1.2)	(1.2)	(1.3)
Income/(loss) before income taxes	16.4	10.8	29.4	4.7	(23.8)	21.9	44.5	33.0
Provision/(benefit) for income taxes	(1.7)	6.3	6.6	1.0	(16.7)	1.4	9.5	9.2
Equity investment loss	(0.3)	—	—	—	—	—	—	—
Net income/(loss)	$17.8	4.5	22.8	3.7	$(7.1)	20.5	35.0	23.8

Net income/(loss) per share:
Basic	$0.52	$0.13	$0.65	$0.11	$(0.19)	$0.56	$0.96	$0.65
Diluted	$0.51	$0.13	$0.64	$0.10	$(0.19)	$0.54	$0.93	$0.62

Shares used in computing net income/(loss) per share:
Basic	34.4	34.8	35.1	34.8	36.6	36.8	36.4	36.8
Diluted	35.2	35.4	35.9	35.6	36.6	37.9	37.7	38.2

Liquidity and Capital Resources

Our cash and cash equivalents, were $367.8 million as of the end of fiscal 2017 compared with $352.2 million as of the end of fiscal 2016, an increase of $15.6 million. This increase primarily reflected cash flows provided by operating activities of $152.9 million, partially offset by cash flows used in financing activities, primarily related to $88.0 million used to repurchase shares of our common stock, and investing activities, primarily related to $31.4 million used for the purchase of property and equipment and $18.4 million used for an equity method investment. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings.  As of June 30, 2017, $213.5 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities.  For fiscal 2017, the $152.9 million in net cash provided by operating activities was primarily attributable to net income of $48.8 million plus adjustments for non-cash charges, including share-based compensation costs of $61.8 million, acquired intangibles amortization of $59.3 million, and depreciation and amortization of $33.2 million, partially offset by other non-cash adjustments of $18.3 million, and a net change in operating assets and liabilities of $31.9 million.  The net change in operating assets and liabilities related primarily to a $38.4 million decrease of accounts payable, a $16.8 million decrease in acquisition related liabilities, a $9.6 million increase in prepaid expenses and a $7.8 million decrease in accrued compensation, partially offset by a $19.5 million increase in other accrued liabilities, a $15.0 million decrease in inventories, and a $6.5 million decrease in other assets.  Our days sales outstanding decreased from 70 days to 54 days from fiscal 2016 to fiscal 2017, due to a much smaller percentage of the quarter’s net revenue occurring late in the June 30, 2017 quarter compared with a much larger percentage of the quarter’s net revenue occurring late in the June 30, 2016 quarter. We do expect DSOs to increase to normalized levels in future quarters which are typically between 60 to 70 days. Despite the decrease in DSOs from June 30, 2016 to June 30, 2017, the Company’s accounts receivable, net increased from $252.6 million to $255.2 million over the same period. The 1.0% increase in accounts receivable, net is due to a significant 31.7% increase in net revenue from the three months ended June 30, 2017 to the three months ended June 30, 2016, partially offset by the fact the net revenue in the three months ended June 30, 2017 occurred more evenly through the quarter as compared to a larger percentage occurring later in the quarter in the three months ended June 30, 2016.  Our inventory turns increased to nine in fiscal 2017 from six in 2016.

For fiscal 2016, the $256.6 million in net cash provided by operating activities was primarily attributable to net income of $72.2 million plus adjustments for non-cash charges, including acquired intangibles amortization of $73.0 million, share-based compensation costs of $56.8 million, and depreciation and amortization of $31.2 million, partially offset by other non-cash adjustments of $6.1 million, and a net change in operating assets and liabilities of $30.0 million.  The net change in operating assets and liabilities related primarily to a $72.0 million decrease in accounts receivable and a $9.1 million increase in other accrued liabilities, partially offset by a $26.1 million decrease in income taxes payable, an $18.2 million decrease in acquisition related liabilities, and a $15.3 million decrease in accounts payable.  Our days sales outstanding increased from 61 days to 70 days from fiscal 2015 to fiscal 2016.  Our inventory turns decreased to six in fiscal 2016 from eight in 2015.

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

Cash Flows from Investing Activities.  Net cash used in investing activities for fiscal 2017, 2016, and 2015 was $42.3 million, $26.6 million, and $341.3 million, respectively. Net cash used in investing activities for fiscal 2017 consisted of $31.4 million used for the purchase of capital assets and $18.4 million for an equity method investment, partially offset by $7.5 million in proceeds from sales of investments.  Net cash used in investing activities for fiscal 2016 consisted of $28.6 million used for the purchase of capital assets and $4.6 million for the purchase of intangible assets, partially offset by $6.6 million in proceeds from sales of investments.  Net cash used in investing activities for fiscal 2015 consisted of $294.3 million used for a business acquisition and $51.9 million used for the purchase of capital assets, partially offset by $4.9 million in proceeds from sales of non-current investments.

Cash Flows from Financing Activities.  Net cash used in financing activities for fiscal 2017 and 2016 was $94.1 million and $281.1 million, respectively, and net cash provided by financing activities for fiscal 2015 was $93.6 million.  Our net cash used in financing activities for fiscal 2017 was primarily attributable to $88.0 million used to repurchase shares of our common stock in the open market, $18.8 million used for the payment of debt, $6.6 million used for payroll taxes for DSUs and MSUs, and $5.3 million used for the payment of acquisition related liabilities, partially offset by $24.7 million of proceeds from issuance of shares.  Our net cash used in financing activities for fiscal 2016 was primarily attributable to $240.6 million used to repurchase shares of our common stock in the open market, $60.9 million used for the payment of acquisition related liabilities, $15.6 million used for payroll taxes for DSUs and MSUs, and $7.6 million used for the payment of debt, partially offset by $32.4 million of proceeds from issuance of shares and $11.5 million of excess tax benefit from share-based compensation.  Our net cash provided by financing activities for fiscal 2015 was primarily attributable to $245.4 million of proceeds from issuance of long-term debt, $49.1 million of proceeds from common stock issued under our share-based compensation plans, and $12.8 million of excess tax benefit from share-based compensation, partially offset by $121.3 million used to repurchase shares of our common stock in the open market, $72.2 million used for payment of acquisition-related liabilities and $16.0 million used for the payment of payroll taxes for DSUs and MSUs.

Common Stock Repurchase Program.  In July 2017, our Board of Directors authorized the purchase of up to an additional $150.0 million of our common stock pursuant to our common stock repurchase program, bringing the cumulative authorized total to $1.3 billion, expiring in July 2019.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2017, we purchased 25,941,476 shares of our common stock in the open market for an aggregate cost of $980.3 million.  Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date; if adjusted for the stock split, the average cost would be $32.16.  As of July 31, 2017, we had $226.1 million remaining under our common stock repurchase program.

Bank Credit Facility.  In connection with the RSP Acquisition, on September 30, 2014, we entered into the Credit Agreement, with the Lenders, and Wells Fargo, as Administrative Agent for the Lenders. On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the lenders party thereto, which amends the Credit Agreement dated September 30, 2014, among us, the Lenders and the Administrative Agent. On April 6, 2017, we entered into a Commitment Increase Agreement and Second Amendment, or the Incremental Amendment to our existing Credit Agreement.

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased in October 2015 to $250 million and in April 2017 to $450 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $200 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. At the initial closing under the Credit Agreement, we borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. As of June 30, 2017, the outstanding balance of the debt was $220.0 million.

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

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 2.50 to 1.0 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 3.0 to 1.0, and thereafter, shall not be more than 2.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.0. As of the end of fiscal 2017, we were in compliance with the restrictive covenants.

On June 20, 2017, we entered into the Purchase Agreement with the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of the Company’s Notes in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds from the Offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $514.5 million, which includes proceeds from the exercise of the Initial Purchasers’ option to purchase additional Notes. The Offering was completed on June 26, 2017.

On June 26, 2017, we used $220.0 million of the proceeds from the Notes to pay the balance due on our revolving credit facility, plus interest due, and to pay the balance due on our term loan, plus interest due. As of June 26, 2017, the term loan was fully paid and closed. In July 2017, we made an election to reduce the commitment under the revolving credit facility to $250.0 million.

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

Liquidity and Capital Resources.  We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, available credit under the Credit Agreement and net proceeds from our Notes will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including the Conexant Acquisition, the Marvell Business Acquisition, our contingent consideration obligations associated with the acquisition of Validity, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2017 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years
Long-term debt (1)	$235.9	$21.8	$214.1	$—
Leases	12.1	7.9	3.7	0.5
Purchase obligations and other commitments (2)	55.2	48.5	6.7	—
Other obligations (3)	8.7	8.7	—	—
Total	$311.9	$86.9	$224.5	$0.5

(1)

Represents the principal and interest payable through the maturity date of the underlying contractual obligation.  The obligations were paid in full on June 26, 2017, subsequent to our fiscal 2017, with a portion of the net proceeds from our Convertible Notes issued on June 26, 2017.  As of June 26, 2017, we had $525 million aggregate principal amount of long-term debt outstanding under our Convertible Notes.

(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers and long-term software tool licenses.
(3)	Represents payments retained in connection with the earn-out consideration related to the Validity acquisition.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement.  As of June 30, 2017, the balance represents amounts we have not paid and have retained, subject to the resolution of matters related to the Amkor Technology legal dispute (see Legal Proceedings under Note 8 to the financial statements contained elsewhere in this report).  The earn-out period for this arrangement was complete as of March 31, 2016.  We estimated the fair value of the final earn-out consideration liability as of June 30, 2017 to be $8.7 million.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $15.2 million.  As of June 30, 2017, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for us beginning in the first quarter of fiscal 2019, and early adoption is permitted.  We intend to adopt this ASU in our first quarter of fiscal 2018 and anticipate a cumulative-effect adjustment of approximately $8.3 million as a reduction of retained earnings.
In May 2014, the FASB issued an ASU on Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We will not early adopt the new standard.  The new standard permits the use of either the full retrospective or cumulative effect transition method and we currently anticipate adopting the standard using the cumulative effect transition method.  Based on our initial assessment of the ASU and our related customer contracts and current revenue recognition methodologies and processes, the new revenue standard is not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

In March 2016, the FASB issued an ASU for Compensation-Stock Compensation.  This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Upon adoption of this ASU in our first quarter of fiscal 2018, we plan to change our accounting policy to account for forfeitures as they occur.  We will apply the accounting policy change on a modified retrospective basis and we estimate a cumulative effect adjustment of approximately $21.8 million as an increase to retained earnings, $3.7 million increase to additional paid-in capital and establishing an additional $25.5 million of deferred tax assets for research credit and alternative minimum tax credit carryforwards.  We will reflect excess tax benefits for share-based payments in the statement of cash flows as operating activities rather than financing activities on a prospective basis.

In February 2016, the FASB issued an ASU on Leases. This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning in the first quarter of our fiscal year 2020, with early adoption permitted. We are evaluating the effects of adoption of this ASU on our consolidated financial statements.

In July 2015, the FASB issued an ASU that requires an entity to measure inventory at the lower of cost and net realizable value when the first-in, first-out, or average cost method is used. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU in our first quarter of fiscal 2018 is not expected to have a material impact on our consolidated financial statements.

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

Our total net revenue for fiscal 2017 and fiscal 2016 was denominated in U.S. dollars.  Net revenue denominated in foreign currencies was approximately 4% of our total net revenue for fiscal 2015.  Costs denominated in foreign currencies were approximately 9%, 10% and 11% of our total costs for fiscal 2017, 2016 and 2015, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 5% and 20% of our accounts payable were denominated in foreign currencies at June 30, 2017 and 2016, respectively. Approximately zero and $6.2 million in acquisition-related liabilities at June 30, 2017 and 2016 were denominated in a foreign currency.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $14.0 million for fiscal 2017, assuming no offsetting hedge positions.

We enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal 2015, we began entering into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of June 30, 2017, we had no outstanding foreign currency forward contracts.

Variable Interest Rate Risk

Under our Credit Agreement, the revolving credit facility and term loans bear interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. A one percent increase in the variable rate of interest on the term loan and revolving credit facility would increase interest expense by approximately $2.2 million annually. Subsequent to the end of our fiscal 2017, on June 26, 2017, we paid off the term loan and revolving credit facility debt obligations totaling $220.0 million, plus interest.  The term loan has been closed and we continue to have funds available under the revolving credit facility. See Note 15 Subsequent Events to the consolidated financial statements contained elsewhere in this report.

Interest rate risk on Cash, Cash Equivalents and ARS investments

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and ARS investments. We do not use our investment portfolio for trading or other speculative purposes.

Our non-current investments, which consist of ARS investments, have a par value of $5.0 million and have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.  During fiscal 2017, $7.5 million of our ARS investments were redeemed and we recognized a gain of $1.9 million on these investments.

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

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2017.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 24, 2017, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 24, 2017.  The effectiveness of our internal control over financial reporting as of June 24, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Executive Officers of the Registrant.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit Number	Exhibit

1.1	Purchase Agreement, dated as of June 20, 2017, by and between the Company and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein. (1)
2.1

Agreement and Plan of Reorganization by and among Synaptics Incorporated, Itsme Acquisition Corp., Itsme Acquisition II LLC, Validity Sensors, Inc., and Shareholder Representative Services LLC, dated as of October 9, 2013 (2)

2.2†# 2.3#

Stock Purchase Agreement, dated June 11, 2014, by and among Renesas Electronics Corporation, Renesas SP Drivers, Inc., Renesas SP Drivers Taiwan, Inc., Sharp Corporation, Powerchip Technology Corp., Global Powertec Co. Ltd., Quantum Vision Corporation, the registrant and Synaptics Holding GmbH (3)

Stock Purchase Agreement, dated June 11, 2017, by and among Synaptics Incorporated, Lakestar Semi, Inc., CNXT Holdings, Inc. and Conexant Systems, LLC (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (6)

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (7)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (8)

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant (9)

4.1	Form of Common Stock Certificate (10)

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee (1)

4.3	Form of 0.50% Convertible Senior Note due 2022

10.1 10.1.1

Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (11)

Commitment Increase Agreement and First Amendment to Credit Agreement, dated as of October 20, 2015 (12)

10.1.2	Commitment Increase Agreement and Second Amendment to Credit Agreement, dated April 6, 2017. (13)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (14)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (15)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (16)

10.24(a)*	Amended and Restated 2010 Incentive Compensation Plan (17)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (18)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan

Exhibit Number	Exhibit

10.24(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (3)

10.26*	Change of Control Severance Policy for Principal Executive Officers (3)

10.27*	Severance Policy for Principal Executive Officers (19)

10.28*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (20)

10.29*	Employment Offer Letter dated April 23, 2015 between the registrant and Wajid Ali (21)

10.30*	Form of Director and Officer Indemnification Agreement (22)
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 26, 2017.
(2)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(3)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2017.
(5)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(6)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(10)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2014.
(12)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 3, 2016.
(13)	Incorporated by reference to the registrant’s Current Report on 8-K as filed with the SEC on April 6, 2017.
(14)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(16)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2016.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(21)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 25, 2015.

(22) Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.

*	Indicates a contract with management or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished as a supplement to the Securities and Exchange Commission upon request.
##

This certification is being furnished solely pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act or incorporated by reference in any registration statement of the Company filed under the Securities Act.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: August 18, 2017	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bergman	President and Chief Executive Officer,	August 18, 2017
Richard A. Bergman	and Director

/s/ Wajid Ali	Senior Vice President and Chief Financial Officer	August 18, 2017
Wajid Ali	(Principal Financial and Accounting Officer)

/s/ Francis F. Lee	Chairman of the Board	August 18, 2017
Francis F. Lee

/s/ Jeffrey D. Buchanan	Director	August 18, 2017
Jeffrey D. Buchanan

/s/ Nelson C. Chan	Director	August 18, 2017
Nelson C. Chan

/s/ Keith B. Geeslin	Director	August 18, 2017
Keith B. Geeslin

/s/ Russell J. Knittel	Director	August 18, 2017
Russell J. Knittel

/s/ Richard L. Sanquini	Director	August 18, 2017
Richard L. Sanquini

/s/ James L. Whims	Director	August 18, 2017
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synaptics Incorporated:

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 24, 2017 and June 25, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 24, 2017. We also have audited the  internal control over financial reporting of Synaptics Incorporated as of June 24, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the  internal control over financial reporting of Synaptics Incorporated based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and subsidiaries as of June 24, 2017 and June 25, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 24, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 24, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP

Santa Clara, California
August 18, 2017

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$367.8	$352.2
Accounts receivable, net of allowances of $2.6 and $3.7 at June 2017 and 2016, respectively	255.2	252.6
Inventories	131.4	146.4
Prepaid expenses and other current assets	37.6	28.9
Total current assets	792.0	780.1
Property and equipment, net	113.8	112.7
Goodwill	206.8	206.8
Acquired intangibles, net	101.0	160.3
Non-current other assets	53.1	40.3
	$1,266.7	$1,300.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135.8	$172.8
Accrued compensation	31.9	39.9
Income taxes payable	17.2	11.5
Acquisition-related liabilities	8.7	25.5
Other accrued liabilities	101.8	82.3
Current portion of long-term debt	15.0	18.8
Total current liabilities	310.4	350.8

Long-term debt, net of issuance costs	202.0	216.7
Acquisition-related liabilities	—	6.2
Deferred tax liabilities	—	9.0
Other long-term liabilities	14.1	12.5
Total liabilities	526.5	595.2

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 60,579,911 and 59,532,148 shares issued, and 34,638,435 and 35,212,141 shares outstanding, at June 2017 and 2016, respectively	0.1	0.1
Additional paid-in capital	1,004.8	928.6
Treasury stock: 25,941,476 and 24,320,007 common shares at June 2017 and 2016, respectively, at cost	(980.3)	(892.3)
Accumulated other comprehensive income	1.5	3.3
Retained earnings	714.1	665.3
Total stockholders' equity	740.2	705.0
	$1,266.7	$1,300.2

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Fiscal Year
	2017	2016	2015
Net revenue	$1,718.2	$1,666.9	$1,703.0
Cost of revenue	$1,194.6	1,085.4	1,124.3
Gross margin	$523.6	581.5	578.7
Operating expenses:
Research and development	$292.3	311.2	293.2
Selling, general, and administrative	$137.6	161.7	127.9
Acquired intangibles amortization	$11.7	18.6	14.2
Impairment of acquired intangibles	$-	6.7	—
Change in contingent consideration	$-	(0.5)	(18.8)
Restructuring costs	$7.3	8.6	—
Litigation settlement charge	$10.0	—	—
Total operating expenses	$458.9	506.3	416.5
Operating income	$64.7	75.2	162.2
Interest and other income	$0.7	3.1	1.6
Interest expense	$(6.0)	(4.8)	(3.8)
Impairment recovery on investments, net	$1.9	2.1	0.2
Income before provision for income taxes and equity investment loss	$61.3	75.6	160.2
Provision for income taxes	$12.2	3.4	49.8
Equity investment loss	$(0.3)	—	—
Net income	$48.8	$72.2	$110.4

Net income per share:
Basic	$1.40	$1.97	$2.99
Diluted	$1.37	$1.91	$2.84

Shares used in computing net income per share:
Basic	34.8	36.6	36.9
Diluted	35.6	37.9	38.9

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year
	2017	2016	2015
Net income	$48.8	$72.2	$110.4
Other comprehensive income/(loss), net of tax:
Change in unrealized net gain/(loss) on investments	(1.5)	(2.7)	0.8
Reclassification from accumulated other comprehensive loss to interest income for accretion of non-current investments	(0.3)	(1.8)	(1.5)
Net current-period other comprehensive loss	(1.8)	(4.5)	(0.7)
Comprehensive income	$47.0	$67.7	$109.7

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 2014	55,911,513	$0.1	$740.3	$(530.4)	$8.5	$482.7	$701.2
Net income	—	—	—	—	—	110.4	110.4
Other comprehensive income	—	—	—	—	(0.7)	—	(0.7)
Issuance of common stock for share- based award compensation plans	2,093,631	—	49.1	—	—	—	49.1
Issuance of common stock for acquisition	243,963	—	21.5	—	—	—	21.5
Payroll taxes for deferred stock units	—	—	(16.0)	—	—	—	(16.0)
Purchases of treasury stock	—	—	—	(121.3)	—	—	(121.3)
Tax benefit associated with share-based awards	—	—	4.8	—	—	—	4.8
Share-based compensation	—	—	44.1	—	—	—	44.1
Balance at June 2015	58,249,107	0.1	843.8	(651.7)	7.8	593.1	793.1
Net income	—	—	—	—	—	72.2	72.2
Other comprehensive income	—	—	—	—	(4.5)	—	(4.5)
Issuance of common stock for share- based award compensation plans	1,283,041	—	32.4	—	—	—	32.4
Payroll taxes for deferred stock units	—	—	(15.6)	—	—	—	(15.6)
Purchases of treasury stock	—	—	—	(240.6)	—	—	(240.6)
Tax benefit associated with share-based awards	—	—	11.2	—	—	—	11.2
Share-based compensation	—	—	56.8	—	—	—	56.8
Balance at June 2016	59,532,148	0.1	928.6	(892.3)	3.3	665.3	705.0
Net income	—	—	—	—	—	48.8	48.8
Other comprehensive income	—	—	—	—	(1.8)	—	(1.8)
Issuance of common stock for share- based award compensation plans	1,047,763	—	24.7	—	—	—	24.7
Payroll taxes for deferred stock units	—	—	(6.6)	—	—	—	(6.6)
Purchases of treasury stock	—	—	—	(88.0)	—	—	(88.0)
Tax deficiency associated with share-based awards	—	—	(3.7)	—	—	—	(3.7)
Share-based compensation	—	—	61.8	—	—	—	61.8
Balance at June 2017	60,579,911	$0.1	$1,004.8	$(980.3)	$1.5	$714.1	$740.2

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities
Net income	$48.8	$72.2	$110.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	61.8	56.8	44.1
Depreciation and amortization	33.2	31.2	24.8
Acquired intangibles amortization	59.3	73.0	87.6
Accretion and remeasurement of contingent consideration liability	-	(0.5)	(18.8)
Deferred taxes	(17.4)	(21.1)	(25.2)
Impairment of property and equipment	—	3.0	1.0
Impairment of acquired intangibles	—	6.7	—
Non-cash interest	(0.3)	(1.8)	(1.5)
Amortization of debt issuance costs	1.2	1.0	0.8
Impairment recovery on investments, net	(1.9)	(2.1)	(0.2)
Equity investment loss	0.3	—	—
Foreign currency remeasurement (gain)/loss	(0.2)	8.2	(8.0)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2.6)	72.0	0.7
Inventories	15.0	(6.2)	(51.5)
Prepaid expenses and other current assets	(9.6)	5.8	13.5
Other assets	6.5	5.6	10.1
Accounts payable	(38.4)	(15.3)	30.2
Accrued compensation	(7.8)	3.3	2.1
Acquisition related liabilities	(16.8)	(18.2)	(1.9)
Income taxes payable	2.3	(26.1)	(7.1)
Other accrued liabilities	19.5	9.1	(7.0)
Net cash provided by operating activities	152.9	256.6	204.1
Cash flows from investing activities
Proceeds from sales of investments	7.5	6.6	4.9
Acquisition of businesses, net of cash acquired	—	—	(294.3)
Purchases of property and equipment	(31.4)	(28.6)	(51.9)
Purchase of intangible assets	—	(4.6)	—
Investment in direct financing lease	(17.0)	—	—
Proceeds from direct financing leases	17.0	—	—
Equity method investment	(18.4)	—	—
Net cash used in investing activities	(42.3)	(26.6)	(341.3)
Cash flows from financing activities
Payment of acquisition-related liabilities	(5.3)	(60.9)	(72.2)
Payment of debt	(18.8)	(7.6)	(3.8)
Purchases of treasury stock	(88.0)	(240.6)	(121.3)
Proceeds from issuance of shares	24.7	32.4	49.1
Proceeds from issuance of long-term debt	—	—	245.4
Payment of debt issuance costs	(1.2)	(0.3)	(0.4)
Excess tax benefit from share-based compensation	1.1	11.5	12.8
Payroll taxes for deferred stock and market stock units	(6.6)	(15.6)	(16.0)
Net cash provided by/(used in) financing activities	(94.1)	(281.1)	93.6
Effect of exchange rate changes on cash and cash equivalents	(0.9)	3.4	(3.7)
Net increase/(decrease) in cash and cash equivalents	15.6	(47.7)	(47.3)
Cash and cash equivalents at beginning of year	352.2	399.9	447.2
Cash and cash equivalents at end of year	$367.8	$352.2	$399.9
Supplemental disclosures of cash flow information
Cash paid for interest	$6.0	$5.0	$3.1
Cash paid for taxes	$22.1	$46.9	$86.1
Cash refund on taxes	$10.1	$18.0	$3.4
Non-cash investing and financing activities:
Property and equipment received but unpaid	$6.0	$3.1	$8.2
Common stock issued in settlement of contingent consideration liability	$—	$—	$21.5

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers; and other select electronic devices, including devices in automobiles.  Every solution we deliver either contains or consists of our touch- or fingerprint-based semiconductor solutions, which includes our capacitive sensing ASIC, customer-specific firmware, and software, or a driver-based semiconductor solution which includes our capacitive sensing ASIC.  Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smartphones and most of the world’s largest PC OEMs.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 24, 2017, June 25, 2016 and June 27, 2015. For simplicity, the accompanying consolidated financial statements have been shown as fiscal year periods and as of the end of our fiscal year ending in June.

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

Our cash equivalents and investments classified as available-for-sale securities as of the end of fiscal 2017 and 2016 were as follows (in millions):

	2017
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$361.7	$—	$361.7
Reported as non-current assets:
Auction rate securities	-	1.5	1.5
Total available-for-sale securities	$361.7	$1.5	$363.2

	2016
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$319.1	$—	$319.1
Reported as non-current assets:
Auction rate securities	5.3	3.3	8.6
Total available-for-sale securities	$324.4	$3.3	$327.7

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

Financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2017 and 2016 were as follows (in millions):

	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market	$361.7	$—	$—	$319.1	$—	$—
Auction rate securities	—	—	1.5	—	—	8.6
Total available-for-sale securities	$361.7	$—	$1.5	$319.1	$—	$8.6

The valuation of our auction rate securities is discussed in Note 3.

In connection with the acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement.  As of June 30, 2017, the balance of $8.7 million represents a contractual liability which is no longer subject to valuation as the carrying amount approximates the fair value.  The balance represents amounts we have not paid and have retained, subject to resolution of matters related to the Amkor Technology legal dispute (see Legal Proceedings under Note 8).

Changes in fair value of our Level 3 financial assets for fiscal 2017 and 2016 were as follows (in millions):

	2017	2016
Beginning balance	$8.6	$15.8
Net unrealized loss	(1.5)	(2.7)
Impairment recovery on redeemed investments	1.9	2.1
Redemptions	(7.5)	(6.6)
Ending balance	$1.5	$8.6

Changes in fair value of our Level 3 financial liabilities for fiscal 2016 were as follows (in millions):

2016
Beginning balance	$44.2
Cash settlement of contingent consideration liability	(18.2)
Issuance of common stock in settlement of liability	—
Accretion and remeasurement	(0.5)
Transfer out	(25.5)
Ending balance	$—

During fiscal 2016 we transferred $25.5 million of contingent consideration liability out of our Level 3 liabilities, as the underlying contingencies were resolved and it became a contractual liability as of the end of fiscal 2016.  The carrying value of $25.5 million approximated fair value, and was included in current acquisition-related liabilities as of the end of fiscal 2016.  During fiscal 2017 we paid $16.8 million of this liability and $8.7 million is included in current acquisition-related liabilities as of the end of fiscal 2017.  There were no transfers in or out of our Level 1 or 2 assets or liabilities during fiscal 2017 or 2016.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable.  Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of A1 (Moody’s) or P1 (Standard and Poor’s) or their equivalent.  Included within our investment portfolio are investments in ARS investments, which met our investment guidelines at the time of investment.  Our ARS investments are currently not liquid as a result of continued auction failures.

We sell our products to contract manufacturers that provide manufacturing services for OEMs, and to some OEMs directly.  We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral.

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2017 and 2016:

	2017	2016
Customer A	17%	12%
Customer B	15%	10%
Customer C	13%	*
Customer D	10%	13%
Customer E	*	14%
Customer F	*	11%

*	Less than 10%

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) as of the end of fiscal 2017 and 2016 and consisted of the following (in millions):

	2017	2016
Raw materials	$94.7	$59.2
Finished goods	36.7	87.2
	$131.4	$146.4

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

Other Assets

In April 2017, we paid $18.4 million for a 14.4% interest in OXi Technology Ltd., or OXi.  Our investment in OXi is included in non-current other assets on our consolidated balance sheet.  We determined the equity method of accounting applies to our investment as we have significant influence over OXi’s operating and financial policies.  We will record our portion of OXi’s net income on a one quarter lag due to the timing of the availability of OXi’s financial records, therefore, as of June 30, 2017, we did not record our portion of OXi’s net income or loss for the April 2017 through June 2017 period.  In addition, we will amortize intangible assets that we recorded under the equity method of accounting, and such amortization is included in Equity investment loss on our consolidated statements of income.  As of June 30, 2017, we did not have any related party transactions with OXi.

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $0.7 million and $5.8 million in fiscal 2017 and fiscal 2016, respectively, and a net gain of $14.7 million in fiscal 2015.  Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of income.

We also enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  In fiscal year 2015, we entered into foreign currency forward contracts to purchase Japanese yen, using U.S. dollars. As of June 30, 2017, and 2016 we had no outstanding foreign currency forward contracts.  In fiscal 2017 we had no active contracts, in fiscal 2016 we recognized net realized gains of $4.8 million and in fiscal 2015 we recognized net unrealized losses of $1.3 million on foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the consolidated statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  There were no changes in our goodwill balance in fiscal 2017 and 2016.

We have allocated our goodwill to a single company-wide reporting unit.  We perform a qualitative assessment of the goodwill in the fourth quarter of each fiscal year.  In assessing the qualitative factors, we considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, gross margin and cash flow from operating activities. We concluded that the fair value of the single company-wide reporting unit exceeded its carrying amount, therefore, there is no need for impairment. No goodwill impairment was recognized for fiscal 2017, 2016, and 2015.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  During fiscal 2016, we recorded a $6.7 million impairment charge for an acquired intangible asset related to ThinTouch developed technology, which we determined is probable not to be recoverable, based on revenue forecasts.  This intangible asset has been written down to zero.  During fiscal 2017 and 2015, we did not have an impairment charge.

Other Accrued Liabilities

As of the end of fiscal 2017 and 2016, other accrued liabilities consisted of the following (in millions):

	2017	2016
Customer obligations	$34.8	$34.8
Inventory obligations	41.8	24.0
Warranty	4.4	3.5
Other	20.8	20.0
	$101.8	$82.3

Segment Information

We operate in one segment:  the development, marketing, and sale of intuitive human interface solutions for electronic devices and products.  The chief operating decision maker is the chief executive officer who evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Share-Based Compensation

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our stock option awards.  The expected life for our options was previously estimated based on historical trends since our initial public offering.  In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years, and we began using the simplified method to establish the expected life as we did not have any history of options with seven-year lives.  Our outstanding options have vesting periods of three or four years, depending on when they were granted and we continue to use the simplified method to establish the expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  Further, we estimate forfeitures for share-based awards that are not expected to vest.  We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our stock option and deferred stock unit, or DSU, awards, three years for our market stock unit, or MSU, awards, and up to two years for our employee stock purchase plan.

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

Research and Development

Research and development costs are expensed as incurred.

2.	Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2017, 2016, and 2015 was as follows (in millions, except per share amounts):

	2017	2016	2015
Numerator:
Net income	$48.8	$72.2	$110.4
Denominator:
Shares, basic	34.8	36.6	36.9
Effect of dilutive share-based awards	0.8	1.3	2.0
Shares, diluted	35.6	37.9	38.9
Net income per share:
Basic	$1.40	$1.97	$2.99
Diluted	$1.37	$1.91	$2.84

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2017, 2016, and 2015 as follows (in millions):

	2017	2016	2015
Share-based awards	1.4	0.7	0.3

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

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.  Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares.  We used the “treasury stock” method to determine the dilutive effect of our stock options, DSUs, and MSUs.

3.	Auction Rate Securities

Our ARS investments, which are included in non-current other assets, have failed to settle in auctions beginning in 2007.  These investments are not liquid, and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless redeemed by the issuers or a future auction on these investments is successful.  During our fiscal years 2017, 2016 and 2015, $7.5 million, $6.6 million and $4.9 million, respectively, of our ARS investments were redeemed.

Our failed ARS investments were compared to other observable market data or securities with similar characteristics.  Our estimate of the fair value of our ARS investments fluctuates from period to period depending on future market conditions.

We have ARS investments with a fair value of $1.5 million with no maturity date, which are below investment grade and have a total par value of $5.0 million.

The type of ARS investments we held as of the end of fiscal 2017, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in millions):

	Original Cost Basis	Other-than- temporary Impairment in Retained Earnings	New Cost Basis	Unrealized Gain	Fair Value
Preferred stock	$5.0	$(5.0)	$—	$1.5	$1.5

The various types of ARS investments we held as of the end of fiscal 2016, including the original cost basis, other-than-temporary impairment included in retained earnings, new cost basis, unrealized gain, and fair value consisted of the following (in millions):

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

4.	Property and Equipment

Property and equipment as of the end of fiscal 2017 and 2016 consisted of the following (in millions):

	Life	2017	2016
Land	—	$13.3	$13.3
Building and building improvements	35 years	47.9	44.5
Computer equipment	3 - 5 years	29.7	25.3
Manufacturing equipment	1 - 5 years	75.7	65.8
Furniture, fixtures, and leasehold improvements	3 - 10 years	21.5	21.1
Capitalized software	3 - 7 years	32.5	30.0
		220.6	200.0
Accumulated depreciation and amortization		(106.8)	(87.3)
Property and equipment, net		$113.8	$112.7

In fiscal 2017 and 2016, there was $10.8 million and $10.9 million, respectively, of property and equipment retired which was fully amortized.

5.	Acquisitions

Validity

On November 7, 2013, or the Acquisition Date, we acquired 100% of the outstanding common and preferred shares and voting interest of a privately held company, Validity Sensors, Inc., or Validity. As of June 30, 2016, the remaining liability for contingent consideration of $8.7 million represents amounts we have not paid and have retained, subject to resolution of matters related to the Amkor Technology legal settlement (see Legal Proceedings under Note 8).

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

The Working Capital Holdback as adjusted for additional purchase consideration was settled in the three months ended March 31, 2015, for a total of ¥5.78 billion (or $48.6 million). The majority of the Indemnification Holdback was settled in fiscal 2016 and the remainder was settled in fiscal 2017 after resolution of the IIX legal complaint (see Legal Proceedings under Note 8). The RSP Acquisition has been accounted for as a business combination and the results of RSP’s operations have been included in our consolidated financial statements since the Closing Date.

6.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2017 and 2016 (in millions):

	Weighted Average
	Life in Years	2017	2016
Display driver technology	5.3	$164.0	$164.0
Fingerprint authentication technology	4.3	63.5	75.6
Customer relationships	2.8	48.4	48.4
Licensed technology and other	5.0	1.3	1.3
Patents	7.7	4.8	4.8
Supplier arrangement		-	22.0
Acquired intangibles, gross	4.3	282.0	316.1
Accumulated amortization		(181.0)	(155.8)
Acquired intangibles, net		$101.0	$160.3

In fiscal 2017, there was $12.1 million of Fingerprint developed technology and $22.0 million Supplier arrangement retired which were fully depreciated.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $59.3 million in fiscal 2017 and $73.0 million in fiscal 2016.  This amortization expense was included in our consolidated statements of income as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2018	$48.6
2019	34.2
2020	10.6
2021	3.5
2022	3.5
Thereafter	0.6
Future amortization	$101.0

7.	Debt

On September 30, 2014, we entered into the Credit Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders.  On October 20, 2015, we entered into a Commitment Increase Agreement and First Amendment to Credit Agreement, or the First Amendment, with the Administrative Agent and each of the lenders party thereto, which amends the Credit Agreement, among us, the Lenders and the Administrative Agent.  On April 6, 2017, we entered into a Commitment Increase Agreement and Second Amendment, or the Incremental Amendment, to our existing Credit Agreement.

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

The Credit Agreement provides for, among other things, (i) a revolving credit facility of up to $150 million, subsequently amended and increased to $450 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans, and (ii) a term loan facility in an amount of $150 million. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments and additional term loan commitments in an aggregate principal amount of up to $200 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. We borrowed $150 million under the term loan facility and $100 million under the revolving credit facility to finance a portion of the RSP Acquisition purchase price. Debt issuance costs were approximately $5.0 million, which are being amortized over 60 months.

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

The revolving credit facility and term loans bear interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from zero to 100 basis points for Base Rate loans and 100 basis points to 200 basis points for LIBOR loans.  During fiscal 2017, the interest rates on our borrowings ranged from approximately 1.85% to 2.86%.

The term loan facility requires repayment over five years with nineteen quarterly principal payments which began in the three months ended March 31, 2015.  Each of the first four quarterly principal payments were $1.9 million, each of the following quarterly principal payments are $3.8 million, and the final principal payment of $90.0 million is due on September 30, 2019. The revolving credit facility requires payment in full on September 30, 2019. We are also required to pay a commitment fee for any unused portion of the revolving credit facility, which ranges from 0.25% to 0.45% per annum. Interest on the term loan facility and revolving credit facility is payable quarterly.  As of June 30, 2017, the outstanding balance of the debt owed under the Credit Agreement was $220.0 million.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 2.50 to 1.0 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 3.0 to 1.0, and thereafter, shall not be more than 2.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the agreement.  The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.0. As of the end of fiscal 2017, we were in compliance with the restrictive covenants.

The Incremental Amendment increased the maximum permitted leverage ratio during the last three years of the agreement from 2.0:1.0 to 2.50:1.00, with a further increase to 3.00:1.00 for the first four fiscal quarters ending after any acquisition having an aggregate consideration exceeding $150.0 million and stepping down to 2.75:1.00 thereafter, and modified the negative covenants to permit up to $50.0 million per fiscal quarter of accounts receivable financings.

On June 26, 2017, subsequent to the end of our fiscal 2017, we issued convertible debt and used $220.0 million of the proceeds to pay off the balance of our term loan and our revolving credit facility debt as of June 26, 2017, the term loan was closed and we continued to have the revolving credit facility available.  In July 2017, we made an election to reduce the commitment under the revolving credit facility to $250.0 million.  See Subsequent Events under Note 15.

8.	Commitments and Contingencies

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2018 to fiscal 2022, some of which have renewal options of one to five years.  Our leased office facilities are located in Armenia, China, Denmark, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, the United States, and Vietnam.  We recognized rent expense on a straight-line basis of $10.6 million, $9.2 million, and $7.9 million for fiscal 2017, 2016, and 2015, respectively.

The aggregate minimum rental commitments in future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2018	$7.9
2019	2.9
2020	0.8
2021	0.4
2022	0.1
Thereafter	-
Total minimum operating lease payments	$12.1

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity to secure our rights under the Agreement and Plan of Reorganization between us and Validity (the “Validity Agreement”). Pursuant to the Validity Agreement, we believe we can offset costs, damages and settlements incurred in connection with our defense and resolution of the complaint with Amkor against the contingent consideration earnout balance of $8.7 million and have classified the reserve balance as a current acquisition-related liability in our consolidated balance sheet.  In April 2017, we agreed to settle this case with Amkor on undisclosed terms that include each party licensing and assigning certain intellectual property rights, and cash payments.  Settlement costs incurred in connection with this litigation have been recorded in our consolidated financial statements and all but an immaterial amount was paid during fiscal 2017.  The indemnification claim against the former stockholders and option holders of Validity remains outstanding.

In September 2015, IIX Inc., or IIX, filed a complaint against us demanding payment of certain fees and costs plus interest allegedly due to IIX under a memorandum of understanding, or MOU, entered into between IIX and RSP, as well as litigation costs. In September 2015, we tendered a claim for indemnification from Renesas Electronics Corporation, or Renesas, on the basis that the IIX claim arises from a breach of Renesas’ obligations under the Stock Purchase Agreement that we executed with Renesas, among others, in June 2014.  Accordingly, we previously retained ¥648 million of the indemnification holdback liability.  In May 2017, we entered into settlement agreements with IIX and Renesas.  In June 2017, we made a payment to IIX as part of the settlement and recovered a portion of the settlement and legal costs from the indemnification holdback liability.  The balance of approximately $5.4 million indemnification holdback liability was remitted to Renesas in June 2017.

9.	Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series without stockholder approval.  Our Board of Directors has the power to establish, from time to time, the number of shares to be included in each series and to fix the rights, preferences, and privileges of the shares of each wholly unissued series and any of its qualifications, limitations, or restrictions.  Our Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2017, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2017 were as follows:

Stock options outstanding	2,490,168
Deferred stock units outstanding	1,320,798
Market stock units outstanding	158,596
Awards available for grant under all share-based compensation plans	2,947,069
Reserved for future issuance	6,916,631

Treasury Stock

Our cumulative authorization for our common stock repurchase program is $1.15 billion, as of the end of fiscal 2017, expiring in July 2018.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock repurchased under this program is held as treasury stock.  As of the end of fiscal 2017, we had $169.7 million remaining under our common stock repurchase program.

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

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2017, were as follows:

	Awards		2010
	Available	2010	Employee
	Under All	Incentive	Stock
	Share-Based	Compensation	Purchase
	Award Plans	Plan	Plan
Balance at June 2016	1,458,301	1,128,167	330,134
Additional shares authorized	2,952,121	2,600,000	352,121
Stock options granted	(356,107)	(356,107)	—
Deferred stock units granted	(922,784)	(922,784)	—
Market stock units granted	(105,800)	(105,800)	—
Market stock units performance adjustment	55,739	55,739	—
Purchases under employee stock purchase plan	(302,085)	—	(302,085)
Forfeited	355,855	355,855	—
Fungible Shares Ratio Adjustment	(188,171)	(188,171)	—
Plan shares expired	—	—	—
Balance at June 2017	2,947,069	2,566,899	380,170

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan.  Option awards that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of their respective grant agreements.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2017, 2016, and 2015 were as follows (in millions):

	2017	2016	2015
Cost of revenue	$2.2	$1.8	$1.4
Research and development	33.1	30.6	24.5
Selling, general, and administrative	26.5	24.4	18.2
Total	$61.8	$56.8	$44.1
Income tax benefit on share-based compensation	$16.1	$14.7	$12.5

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

We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit based on the grant date fair values of the corresponding share-based awards.  Tax benefit associated with excess tax deduction creditable to additional paid-in capital is not recognized until the deduction reduces taxes payable.  Tax deficiency associated with a tax shortfall is debited to additional paid-in capital when incurred.

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of the end of fiscal 2017.  Any additional shares repurchased under our common stock repurchase program would be available for issuance under our share-based compensation plans.

Stock Options

Our share-based compensation plans with outstanding stock option awards include our 2001 Plan and our 2010 Plan.  Under our 2010 Plan, we may grant incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant.

Options granted under our 2010 Plan generally vest three to four years from the vesting commencement date and expire seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2017 and balances as of the end of fiscal 2017 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2016	2,711,542	$46.69
Granted	356,107	53.24
Exercised	(404,738)	26.48
Forfeited	(105,827)	70.81
Expired	(66,916)	72.57
Balance at June 2017	2,490,168	49.20	$41.1
Exercisable at June 2017	1,911,046	44.28	$39.1

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2017, or June 23, 2017, of $59.99 and excludes the impact of options that were not in-the-money.  Approximately 51% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2017.

At the end of fiscal 2017, we estimated that we have 2.4 million fully vested options and options expected to vest with an aggregate intrinsic value of $40.9 million, having a weighted average exercise price of $48.89 and a weighted average remaining contractual term of 3.44 years.  The weighted average remaining contractual term for the options exercisable is approximately 2.79 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2017, 2016, and 2015 were as follows (in millions):

	2017	2016	2015
Cash received	$10.7	$16.6	$36.2
Aggregate intrinsic value	$12.3	$29.7	$69.9

The fair value of each award granted under our share-based compensation plans for fiscal 2017, 2016, and 2015 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2017	2016	2015
Expected volatility	45.2% - 48.3%	40.4% - 44.2%	38.7% - 44.0%
Expected life in years	3.8 - 4.6	3.8 - 4.6	3.8 - 4.3
Risk-free interest rate	1.03% - 1.94%	1.22% - 1.72%	1.18% - 1.80%
Fair value per award	$21.08	$28.30	$27.19

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $14.1 million as of the end of fiscal 2017, to be recognized over a weighted average period of approximately 1.96 years.

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

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2017, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2017 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2016	1,005,981		$77.93
Granted	922,784		62.62
Delivered	(452,131)		73.36
Forfeited	(155,836)		75.14
Balance at June 30, 2017	1,320,798	$79.2	69.14

Of the shares delivered, 116,760 shares valued at $6.3 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2017, or June 23, 2017, of $59.99.

The unrecognized share-based compensation cost for DSUs granted under our 2010 Plan was approximately $78.1 million as of the end of fiscal 2017, which will be recognized over a weighted average period of approximately 2.09 years.  The aggregate market value of DSUs delivered in fiscal 2017, 2016, and 2015 was $24.3 million, $26.7 million, and $23.8 million, respectively.

Market Stock Units

Our 2010 Plan provides for the grant of MSU awards, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2017, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2017 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2016	146,150		$97.54
Granted	105,800		67.51
Performance adjustment	(55,739)		—
Delivered	(10,339)		60.62
Forfeited	(27,276)		91.88
Balance at June 30, 2017	158,596	$9.5	82.88

As a result of the Synaptics TSR underperforming the SOX Index TSR by 27 percentage points, we delivered 45% of the targeted shares underlying the November 2013 MSU grants, or 10,339 additional shares.  Of the shares delivered, 4,770 shares valued at $0.2 million were withheld to meet statutory minimum tax withholding requirements.  As a result of the Synaptics TSR underperforming the SOX Index TSR by 54 percentage points, we did not deliver any of the targeted shares underlying the October 2014 MSU grants.  As a result of the Synaptics TSR underperforming the SOX Index TSR by 50 percentage points, we did not deliver any of the targeted shares underlying the October 2015 MSU grants.

The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2017, or June 23, 2017, of $59.99.

The fair value of each MSU granted from our plans for fiscal 2017, 2016, and 2015 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2017	2016	2015
Expected volatility of company	52.54%	45.57%	43.65%
Expected volatility of SOX index	21.23%	19.65%	20.60%
Correlation coefficient	0.45	0.42	0.43
Expected life in years	2.92	2.94	2.93
Risk-free interest rate	1.01%	0.92%	0.79%
Fair value per award	$67.51	$126.74	$66.48

We amortize the compensation expense over the three-year performance and service period.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $10.0 million as of the end of fiscal 2017, which will be recognized over a weighted average period of approximately 1.0 years.

Of the shares delivered, 4,770 shares valued at $0.2 million were withheld to meet statutory minimum tax withholding requirements.

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2017, 2016, and 2015 were as follows (in millions, except shares purchased and weighted average purchase price):

	2017	2016	2015
Shares purchased	302,085	302,781	367,646
Weighted average purchase price	$46.74	$52.42	$35.11
Cash received	$14.1	$15.8	$12.9
Aggregate intrinsic value	$2.7	$7.0	$13.7

The fair value of each award granted under our 2010 ESPP for fiscal 2017, 2016, and 2015 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2017	2016	2015
Expected volatility	38.4 - 54.9%	37.4% - 40.6%	36.8% - 47.9%
Expected life in years	0.5 - 2.0	0.5 - 1.0	0.5 - 2.0
Risk-free interest rate	0.62% - 1.20%	0.33% - 0.54%	0.07% - 0.54%
Fair value per award	$20.44	$24.52	$21.23

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

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2017 were approximately $9.4 million that will be amortized over the next 16 months.

11.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the United States.  Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $18,000, or $24,000 for employees who are 50 years or older.  In fiscal 2017, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year.  We made matching contributions of $2.3 million, $2.5 million, and $2.3 million in fiscal 2017, 2016, and 2015, respectively.

12.	Income Taxes

Income before provision for income taxes for fiscal 2017, 2016, and 2015 consisted of the following (in millions):

	2017	2016	2015
United States	$(10.1)	$12.3	$13.4
Foreign	71.4	63.3	146.8
Income before provision for income taxes	$61.3	$75.6	$160.2

The provision for income taxes for fiscal 2017, 2016, and 2015 consisted of the following (in millions):

	2017	2016	2015
Current tax expense
Federal	$9.6	$12.1	$12.0
Foreign	25.5	12.4	63.0
	35.1	24.5	75.0
Deferred tax benefit
Federal	(10.6)	(7.5)	(3.7)
Foreign	(12.3)	(13.6)	(21.5)
	(22.9)	(21.1)	(25.2)
Provision for income taxes	$12.2	$3.4	$49.8

The provision for income taxes differs from the federal statutory rate for fiscal 2017, 2016, and 2015 as follows (in millions):

	2017	2016	2015
Provision at U.S. federal statutory rate	$21.5	$26.6	$56.1
Qualified stock options	5.5	5.1	2.7
Business credits	(3.6)	(10.3)	(4.7)
Foreign tax differential	(13.2)	(22.4)	(4.3)
Non-deductible portion of contingent consideration	0.9	0.9	(4.7)
Change in valuation allowance	(0.8)	(1.4)	(0.5)
Nondeductible amortization	1.6	4.4	2.7
Other differences	0.3	0.5	2.5
Provision for income taxes	$12.2	$3.4	$49.8

Net deferred tax assets as of the end of fiscal 2017 and 2016 consisted of the following (in millions):

	2017	2016
Non-current deferred tax assets	$23.1	$14.7
Non-current deferred tax liabilities	-	(9.0)
Net deferred tax assets	$23.1	$5.7

Non-current deferred tax assets and non-current deferred tax liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2017 and 2016 consisted of the following (in millions):

	2017	2016
Deferred tax assets:
Investment writedowns	$1.8	$2.5
Inventory writedowns	7.4	6.5
Property and equipment	3.0	0.8
Accrued compensation	0.2	2.5
Deferred compensation	1.9	1.7
Share-based compensation	15.6	12.6
Business credit carryforward	19.2	16.2
Net operating loss carryforward	0.3	2.5
Other accruals	2.0	2.4
	51.4	47.7
Valuation allowance	(15.8)	(14.1)
	35.6	33.6
Deferred tax liabilities:
Acquisition intangibles	(9.2)	(22.9)
Interest	(3.3)	(5.0)
	(12.5)	(27.9)
Net deferred tax assets	$23.1	$5.7

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2017, a valuation allowance of $15.8 million is maintained to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2017 was an increase of $1.7 million.

Undistributed earnings of our foreign subsidiaries were approximately $699.5 million as of the end of fiscal 2017 and are considered to be indefinitely reinvested overseas; accordingly, no U.S. income taxes have been provided for these earnings. The potential deferred tax liability associated with undistributed earnings of our foreign subsidiaries was approximately $138.3 million as of the end of fiscal 2017.

As of the end of fiscal 2017, we had federal and California net operating loss carryforwards of approximately $0.3 million and $33.2 million, respectively.  The California net operating loss will begin to expire in fiscal 2020, if not utilized.  All of the California net operating loss carryforwards were attributable to share-based award deductions and any benefit of these net operating losses will be recorded directly to additional paid-in capital when realized. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $33.6 million and $29.8 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2017. The benefit of $32.2 million of these credits will be recorded directly to additional paid-in capital when realized. The federal research tax credit carryforward will begin to expire in 2032 and the state research tax credit can be carried forward indefinitely. We also had $1.6 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration, which will be recorded directly to additional paid-in capital when realized.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $1.8 million from $13.4 million in fiscal 2016 to $15.2 million in fiscal 2017.  Of this amount, $8.8 million will reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2017, 2016, and 2015 consisted of the following (in millions):

	2017	2016	2015
Beginning balance	$13.4	$11.6	$10.2
Increase in unrecognized tax benefits related to current year tax positions	2.5	1.6	2.3
Increase in unrecognized tax benefits related to prior year tax positions	0.1	1.1	0.3
Decrease due to statute expiration	(0.8)	(0.9)	(1.2)
Ending Balance	$15.2	$13.4	$11.6

Accrued interest and penalties decreased by $0.2 million, increased by $0.3 million, and increased by $0.2 million representing income tax expense or benefit, in fiscal 2017, 2016, and 2015, respectively.  Accrued interest and penalties was $1.2 million and $1.4 million as of June 30, 2017 and 2016, respectively.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $0.9 million to an increase of $5.8 million.

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

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2010 onward, we remain subject to examination by one or more of these jurisdictions. We are currently under an income tax examination by the IRS for fiscal years 2014 and 2015, which is in the early stages. No issues have been raised during the examination so far.

13.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from two broad product categories:  the mobile product market and the personal computing, or PC, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2017, 2016, and 2015, consisted of the following (in millions):

	2017	2016	2015
China	$844.8	$518.7	$504.2
Japan	426.5	651.0	698.5
United States	231.4	249.1	223.0
South Korea	123.8	182.5	142.1
Taiwan	66.4	61.1	127.2
Other	25.3	4.5	8.0
	$1,718.2	$1,666.9	$1,703.0

Net revenue from external customers for each group of similar products for fiscal 2017, 2016, and 2015 consisted of the following (in millions):

	2017	2016	2015
Mobile product applications	$1,489.0	$1,459.5	$1,442.1
PC product applications	229.2	207.4	260.9
	$1,718.2	$1,666.9	$1,703.0

Long-lived assets within geographic areas as of the end of fiscal 2017 and 2016 consisted of the following (in millions):

	2017	2016
United States	$159.4	$174.8
Asia/Pacific	262.1	305.0
	$421.5	$479.8

Our goodwill of $206.8 million has been allocated to a company-wide reporting unit.

Major customers’ revenue as a percentage of total net revenue for fiscal 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Customer A	24%	20%	16%
Customer B	19%	21%	18%
Customer C	10%	*	*
Customer D	*	15%	11%
Customer E	*	*	11%

* Less than 10%

14.	Restructuring Activities

In June 2016, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operational activities to align the Company’s cost structure consistent with its revenue levels.  Restructuring costs related to the June 2016 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of income.  These costs primarily related to severance costs for a reduction in headcount and facility consolidation and related costs.  The total charges were $11.7 million for severance costs and $2.3 million for lease cancellation and related charges.  The restructuring charges are complete as of June 30, 2017.  The restructuring liability activities during fiscal 2017 and 2016 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total

Balance as of June 30, 2015	$-	$-	$-
Accruals	6.7		6.7
Balance as of June 30, 2016	6.7	-	6.7
Additional accruals	5.0	2.3	7.3
Cash payments	(11.7)	(0.9)	(12.6)
Non-cash settlements	-	(0.8)	(0.8)
Balance as of June 30, 2017	$-	$0.6	$0.6

In the first quarter of fiscal 2016, we recorded $1.9 million of restructuring costs in our consolidated statements of income.  The costs included severance costs related to restructuring of the operations related to our acquisition of RSP.  These activities were concluded in fiscal 2016.

15.	Subsequent Events

Acquisitions

Conexant

On June 11, 2017, we entered into a stock purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home (the “Conexant Acquisition”).  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to drive increased revenue.  Effective as of July 25, 2017, or the Closing Date, we completed the Conexant Acquisition of 100% of the outstanding capital stock of Conexant for a purchase price of (i) $305.8 million in cash (on a cash-free, debt-free basis) and (ii) 726,666 shares of our common stock (the Stock Consideration), with $16.8 million of the purchase price held in escrow to secure the Seller Parties’ indemnification obligations under the purchase agreement. The Stock Consideration was issued at closing in an exempt private placement. On August 4, 2017, we filed a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration.

The acquisition will be accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities will be recorded as goodwill.  As of the date of the filing of this Form 10-Q, the purchase price allocation has not been prepared as there has not been enough time to complete the related activities.

Marvell

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced processing technology for video and audio applications for the smart home (the “Marvell Business Acquisition”). The purchase price is $95 million in cash.  The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to drive increased revenue.  We expect to close the Marvell Business Acquisition in the first quarter of fiscal 2018.

Convertible Debt

On June 20, 2017, we entered into a purchase agreement (the “Purchase Agreement”) with Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (collectively, the “Initial Purchasers”), pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of the Company’s 0.50% Convertible Senior Notes due 2022 (the “Notes”) in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds from the Offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $514.5 million, which includes proceeds from the exercise of the Initial Purchasers’ option to purchase additional Notes. The Offering was completed on June 26, 2016, and we received the proceeds on such date.

The Notes bear interest at a rate of 0.50% per year. Interest will accrue from June 26, 2017 and will be payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on December 15, 2017. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Notes will mature on June 15, 2022 (the “Maturity Date”), unless earlier repurchased, redeemed or converted.

Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 only under certain defined circumstances.

On or after March 15, 2022 until the close of business on the business day immediately preceding the Maturity Date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at the option of the holder.

Upon conversion, we will pay or deliver, at our election, shares of common stock, or a combination of cash and shares of common stock.

The conversion rate for the Notes is initially 13.6947 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $73.02 per share of common stock). The conversion rate is subject to adjustment in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

We may not redeem the Notes prior to June 20, 2020. We may redeem for cash all or any portion of the Notes, at our option, on or after June 20, 2020, if the last reported sale price of the Company’s common stock, as determined by the Company, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. Our policy is to settle the principal amount of our Convertible Notes with cash.

Payment of Debt

On June 26, 2017, we used $220.0 million of the proceeds from the Notes, to pay the balance due on our revolving credit facility under the Credit Agreement, plus interest due, and to pay the balance due on our term loan, plus interest due.  As of June 26, 2017, the term loan under the Credit Agreement was fully paid and closed.  In July 2017, we made an election to reduce the commitment under the revolving credit facility under the Credit Agreement to $250.0 million.

Common Stock Purchases

Pursuant to our common stock repurchase program, on June 26, 2017, and in connection with our issuance of the Notes, we used a portion of the proceeds from the Notes, to purchase 1,698,400 shares of our common stock for $93.6 million.

1.1	Purchase Agreement, dated as of June 20, 2017, by and between the Company and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein. (1)
2.1

Agreement and Plan of Reorganization by and among Synaptics Incorporated, Itsme Acquisition Corp., Itsme Acquisition II LLC, Validity Sensors, Inc., and Shareholder Representative Services LLC, dated as of October 9, 2013 (2)

2.2†#

Stock Purchase Agreement, dated June 11, 2014, by and among Renesas Electronics Corporation, Renesas SP Drivers, Inc., Renesas SP Drivers Taiwan, Inc., Sharp Corporation, Powerchip Technology Corp., Global Powertec Co. Ltd., Quantum Vision Corporation, the registrant and Synaptics Holding GmbH (3)

2.3#	Stock Purchase Agreement, dated June 11, 2017, by and among Synaptics Incorporated, Lakestar Semi, Inc., CNXT Holdings, Inc. and Conexant Systems, LLC (4)
3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (6)

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (7)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (8)

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant (9)

4.1	Form of Common Stock Certificate (10)

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee (1)

4.3	Form of 0.50% Convertible Senior Note due 2022

10.1 10.1.1

Credit Agreement, dated as of September 30, 2014, among Synaptics Incorporated, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (11)

Commitment Increase Agreement and First Amendment to Credit Agreement, dated as of October 20, 2015 (12)

10.1.2	Commitment Increase Agreement and Second Amendment to Credit Agreement, dated April 6, 2017. (13)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (14)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (15)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (16)

10.24(a)*	Amended and Restated 2010 Incentive Compensation Plan (17)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (18)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan

10.24(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (3)

10.26*	Change of Control Severance Policy for Principal Executive Officers (3)

10.27*	Severance Policy for Principal Executive Officers (19)

10.28*	Employment Offer Letter dated September 28, 2011 between the registrant and Richard Bergman (20)

10.29*	Employment Offer Letter dated April 23, 2015 between the registrant and Wajid Ali (21)

10.30*	Form of Director and Officer Indemnification Agreement (22)
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 26, 2017.
(2)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(3)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2017.
(5)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(6)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(10)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 1, 2014.
(12)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 3, 2016.
(13)	Incorporated by reference to the registrant’s Current Report on 8-K as filed with the SEC on April 6, 2017.
(14)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(16)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2016.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 6, 2011.
(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011.
(21)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 25, 2015.

(22) Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.

*	Indicates a contract with management or compensatory plan or arrangement.
†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished as a supplement to the Securities and Exchange Commission upon request.
##

This certification is being furnished solely pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act or incorporated by reference in any registration statement of the Company filed under the Securities Act.