Form 10-Q
period 2017-09-30
SYNAPTICS Inc
filed 2017-11-09
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of Common Stock outstanding at November 2, 2017: 34,031,448

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September 30,	June 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$199.7	$367.8
Accounts receivable, net of allowances of $2.6 at September 30, 2017 and June 30, 2017	253.6	255.2
Inventories	179.6	131.4
Prepaid expenses and other current assets	16.5	37.6
Total current assets	649.4	792.0
Property and equipment at cost, net of accumulated depreciation of $118.0 and $106.8 at September 30, 2017 and June 30, 2017, respectively	119.6	113.8
Goodwill	364.1	206.8
Acquired intangibles, net	286.7	101.0
Non-current other assets	57.3	53.1
	$1,477.1	$1,266.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$126.3	$135.8
Accrued compensation	21.0	31.9
Income taxes payable	17.4	17.2
Acquisition-related liabilities	8.7	8.7
Other accrued liabilities	103.1	101.8
Current portion of long-term debt	-	15.0
Total current liabilities	276.5	310.4
Long-term debt, net of issuance costs	-	202.0
Convertible notes, net	438.1	-
Other long-term liabilities	16.7	14.1
Total liabilities	731.3	526.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 61,375,435 and 60,579,911 shares issued, and 33,735,559 and 34,638,435 shares outstanding, at September 30, 2017 and June 30, 2017, respectively	0.1	0.1
Additional paid-in capital	1,114.1	1,004.8
Treasury stock: 27,639,876 and 25,941,476 common treasury shares at September 30, 2017 and June 30, 2017, respectively, at cost	(1,073.9)	(980.3)
Accumulated other comprehensive income	1.5	1.5
Retained earnings	704.0	714.1
Total stockholders' equity	745.8	740.2
	$1,477.1	$1,266.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net revenue	$417.4	$386.2
Cost of revenue	303.0	262.8
Gross margin	114.4	123.4
Operating expenses:
Research and development	87.1	73.4
Selling, general, and administrative	40.3	34.6
Acquired intangibles amortization	4.1	4.5
Restructuring	(0.2)	5.3
Total operating expenses	131.3	117.8
Operating income/(loss)	(16.9)	5.6
Interest and other income/(expense), net	(6.0)	(0.9)
Income/(loss) before provision for income taxes and equity investment loss	(22.9)	4.7
Provision for income taxes	3.2	1.0
Equity investment loss	(0.4)	-
Net income/(loss)	$(26.5)	$3.7
Net income/(loss) per share:
Basic	$(0.79)	$0.11
Diluted	$(0.79)	$0.10
Shares used in computing net income/(loss) per share:
Basic	33.5	34.8
Diluted	33.5	35.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net income/(loss)	$(26.5)	$3.7
Other comprehensive loss:
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	-	(0.3)
Net current period-other comprehensive loss	-	(0.3)
Comprehensive income/(loss)	$(26.5)	$3.4

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income/(loss)	$(26.5)	$3.7
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	16.5	14.6
Depreciation and amortization	11.3	8.6
Acquired intangibles amortization	20.1	16.7
Deferred taxes	(7.3)	(5.7)
Non-cash interest	-	(0.3)
Amortization of convertible debt discount and issuance costs	4.3	-
Amortization of debt issuance costs	1.3	0.3
Equity investment loss	0.4	-
Foreign currency remeasurement gain	(0.4)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	13.2	13.1
Inventories	31.8	(6.5)
Prepaid expenses and other current assets	22.0	(0.3)
Other assets	(0.1)	(1.5)
Accounts payable	(28.8)	(19.3)
Accrued compensation	(13.5)	(9.3)
Acquisition-related liabilities	-	(12.8)
Income taxes payable	0.5	2.1
Other accrued liabilities	(5.0)	(3.4)
Net cash provided by operating activities	39.8	(0.0)
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(396.8)	-
Purchases of property and equipment	(11.4)	(5.7)
Investment in direct financing lease	-	(14.3)
Net cash used in investing activities	(408.2)	(20.0)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	514.5	-
Payment of debt	(220.0)	(7.5)
Purchases of treasury stock	(93.6)	(25.0)
Proceeds from issuance of shares	1.1	2.0
Payment of debt issuance costs	(1.1)	-
Excess tax benefit from share-based compensation	-	0.6
Payroll taxes for deferred stock and market stock units	(0.5)	(1.4)
Net cash provided by/(used in) financing activities	200.4	(31.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.5
Net decrease in cash and cash equivalents	(168.1)	(50.8)
Cash and cash equivalents at beginning of period	367.8	352.2
Cash and cash equivalents at end of period	$199.7	$301.4

Supplemental disclosures of cash flow information
Cash paid for taxes	$11.4	$2.9
Cash refund on taxes	$-	$0.7
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3.5	$2.7
Common stock issued pursuant to acquisition	$39.1	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2018 is a 53-week period ending June 30, 2018, and our fiscal 2017 year was a 52-week period ending on June 24, 2017. The fiscal periods presented in this report are 14-week and 13-week periods for the three months ended September 30, 2017 and September 24, 2016, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and resulted in net losses of $0.3 million and $0.1 million in the three months ended September 30, 2017 and 2016, respectively.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable. The majority of our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and revenue recognition and provide for only limited return rights under product warranty. Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  Some of our sales are to distributors which have limited stock rotation rights, which allow them to rotate a small portion of product in their inventory two times per year.  We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we can reasonably estimate expected product returns when right of return exists.  When sales rebates, price allowances and stock rotations are applicable they are estimated, and recorded in the period the related revenue is recognized.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September 30,
	2017	2016
Numerator:
Net income/(loss)	$(26.5)	$3.7
Denominator:
Shares, basic	33.5	34.8
Effect of dilutive share-based awards	-	0.8
Shares, diluted	33.5	35.6
Net income/(loss) per share:
Basic	$(0.79)	$0.11
Diluted	$(0.79)	$0.10

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, market stock units, or MSUs, and our convertible notes.

Dilutive net income per share amounts do not include the potential weighted average effect of 3,291,154 and 1,402,302 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2017 and 2016, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	September 30,			June 30,
	2017			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$166.1	$-	$-	$361.7	$-	$-
Auction rate securities	-	-	1.5	-	-	1.5
Total available-for-sale securities	$166.1	$-	$1.5	$361.7	$-	$1.5

In our condensed consolidated balance sheets, as of September 30, 2017 and June 30, 2017, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets.

There were no changes in fair value of our Level 3 financial assets during the three months ended September 30, 2017.  There were no transfers in or out of our Level 1, 2, or 3 assets during the three months ended September 30, 2017 and 2016.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September 30,	June 30,
	2017	2017
Raw materials and work-in-progress	$109.1	$94.7
Finished goods	70.5	36.7
	$179.6	$131.4

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

6. Acquisitions

Conexant

On June 11, 2017, we entered into a stock purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective as of July 25, 2017, or the Conexant Closing Date, we completed the Conexant Acquisition of 100% of the outstanding limited liability interests of Conexant for an initial purchase price of (i) $305.4 million in cash (on a cash-free, debt-free basis) and (ii) 726,666 shares of our common stock, or the Stock Consideration, valued at $39.1 million, and (iii) the assumption of a $3.5 million stock appreciation rights liability, with $16.8 million of the purchase price held in escrow to secure the seller’s indemnification obligations under the purchase agreement and $7.0 million of the purchase price held in escrow to secure the seller’s adjustment escrow obligations under the purchase agreement.  Subsequently, we determined that $2.3 million of net adjustments to the purchase price were required reducing the acquisition date fair value of the consideration transferred to a total of $345.7 million. The Stock Consideration was issued at closing in an exempt private placement. On August 4, 2017, we filed a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at September 30, 2017, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Conexant Closing Date.  Changes to amounts recorded as inventory, other current assets, acquired intangible assets and other accrued liabilities will be recorded as adjustments to the provisional amounts recognized as of the Conexant Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Cash	$4.3
Accounts receivable	11.6
Inventory	51.7
Other current assets	1.4
Property and equipment	3.2
Acquired intangible assets	152.5
Other assets	0.9
Total identifiable assets acquired	225.6
Accounts payable	14.2
Accrued compensation	1.1
Other accrued liabilities	3.8
Other long-term liabilities	3.0
Net identifiable assets acquired	203.5
Goodwill	142.2
Net assets acquired	$345.7

Of the $152.5 million of acquired intangible assets, $100.0 million was allocated to developed technology and will amortize over an estimated weighted average useful life of 5 years; $32.1 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $4.8 million was allocated to trademarks and will be amortized over an estimated useful life of 7 years, $0.3 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year, and $15.3 million was allocated to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete.  Developed technology consists of semiconductor system solutions for audio and imaging applications.  We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Conexant as of the Conexant Closing Date.

As of September 30, 2017, all of the goodwill is expected to be deductible for income tax.

Prior to the Conexant Acquisition, we did not have an existing relationship or transactions with Conexant.

The condensed consolidated financial statements include approximately $23.2 million of revenue and approximately $14.9 million of operating loss from Conexant from the Conexant Closing Date through September 30, 2017.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and Conexant as if the Conexant Acquisition had occurred on June 30, 2016. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Conexant Acquisition actually taken place on June 30, 2016, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition.

	Three Months Ended
	September 30,
	2017	2016
Revenue	$425.5	$414.6
Net loss	(28.2)	(0.9)
Net loss per share	(0.84)	(0.03)

Pro forma adjustments used to arrive at pro forma net income for the three months ended September 30, 2017 and 2016, were as follows (in millions):

	Three Months Ended
	September 30,
	2017	2016
Buyer transaction costs	$0.9	$-
Interest expense	-	(4.6)
Intangible amortization	(2.3)	(7.3)
Depreciation		(0.2)
Income tax adjustment	0.5	4.2
Total	$(0.9)	$(7.9)

Marvell Multimedia Solutions Business

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition. The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective as of September 8, 2017, or the Marvell Closing Date, we completed the Marvell Business Acquisition for a purchase price of $93.7 million in cash.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at September 30, 2017, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Marvell Closing Date.  Changes to amounts recorded as inventory and acquired intangible assets will be recorded as adjustments to the provisional amounts recognized as of the Marvell Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Inventory	$28.4
Property and equipment	5.0
Acquired intangible assets	45.6
Total identifiable assets acquired	79.0
Accrued liabilities	0.4
Net identifiable assets acquired	78.6
Goodwill	15.1
Net assets acquired	$93.7

Of the $45.6 million of acquired intangible assets, $17.4 million was allocated to developed technology and will be amortized over an estimated weighted average useful life of 3 years; $12.7 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $1.2 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year, and $14.3 million was allocated to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete.  Developed technology consists of semiconductor system solutions for advanced video and audio processing applications.  We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 18%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Marvell Business assets as of the Marvell Closing Date.

All of the goodwill is expected to be deductible for income tax purposes.

Prior to the Marvell Business Acquisition, we did not have an existing relationship or transactions with Marvell.

The condensed consolidated financial statements include approximately $15.7 million of revenue and approximately $4.1 million of operating loss from Marvell from the Marvell Closing Date through September 30, 2017.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and Marvell as if the Marvell Business Acquisition had occurred on June 30, 2016. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Marvell Business Acquisition actually taken place on June 30, 2016, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition. As the Marvell Business Acquisition was an asset acquisition and only a portion of Marvell Multimedia Solutions Business was acquired, the unaudited pro forma financial information has been prepared using certain estimates.

	Three Months Ended
	September 30,
	2017	2016
Revenue	$457.8	$413.8
Net loss	(25.2)	(0.6)
Net loss per share	(0.75)	(0.02)

Pro forma adjustments used to arrive at pro forma net income for the three months ended September 30, 2017 and 2016, were as follows (in millions):

	Three Months Ended
	September 30,
	2017	2016
Buyer transaction costs	$0.9	$-
Interest expense	-	(5.0)
Intangible amortization	(1.2)	(3.1)
Income tax adjustment	0.1	2.8
Total	$(0.2)	$(5.3)

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of September 30, 2017 and June 30, 2017 (in millions):

	Weighted Average Life in Years	September 30, 2017	June 30, 2017
Display driver technology	5.3	$164.0	$164.0
Audio and video technology	4.7	117.4	-
Customer relationships	3.6	73.1	48.4
Fingerprint authentication technology	4.0	55.7	63.5
Licensed technology and other	4.3	9.0	1.3
Tradename	7.0	4.8	-
Patents	7.7	4.6	4.8
Backlog	0.3	1.5	-
In-process research and development	Not applicable	29.6	-
Acquired intangibles, gross	4.4	459.7	282.0
Accumulated amortization		(173.0)	(181.0)
Acquired intangibles, net		$286.7	$101.0

The total amortization expense for the acquired intangible assets was $20.1 million and $16.7 million for the three months ended September 30, 2017 and 2016, respectively.  During the three months ended September 30, 2017 and 2016, $16.0 million and $12.2 million, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue and the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 30, 2017 (in millions):

Remainder of 2018	$65.4
2019	73.8
2020	50.3
2021	37.4
2022	26.3
2023	3.1
Thereafter	0.8
To be determined	29.6
Future amortization	$286.7

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for the three months ended September 30, 2017 were as follows (in millions):

Beginning balance	$206.8
Acquisition activity	157.3
Ending balance	$364.1

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30,	June 30,
	2017	2017
Customer obligations	$36.0	$34.8
Inventory obligations	35.8	41.8
Warranty	5.5	4.4
Other	25.8	20.8
	$103.1	$101.8

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity to secure our rights under the Agreement and Plan of Reorganization between us and Validity (the “Validity Agreement”). Pursuant to the Validity Agreement, we believe we can offset costs, damages and settlements incurred in connection with our defense and resolution of the complaint with Amkor against the contingent consideration earnout balance of $8.7 million and have classified the reserve balance as a current acquisition-related liability in our condensed consolidated balance sheet.  In April 2017, we agreed to settle this case with Amkor on undisclosed terms that include each party licensing and assigning certain intellectual property rights, and cash payments.  Settlement costs incurred in connection with this litigation have been recorded in our condensed consolidated financial statements in fiscal 2017 and all but an immaterial amount was paid during fiscal 2017.  The indemnification claim against the former stockholders and option holders of Validity remains outstanding.

10. Debt

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which includes proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase 1,698,400 shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund two acquisitions.

The Notes bear interest at a rate of 0.50% per year. Interest will accrue from June 26, 2017 and will be payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on December 15, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Notes mature on June 15, 2022, or the Maturity Date, unless earlier repurchased, redeemed or converted.

Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 under certain defined circumstances.

On or after March 15, 2022 until the close of business on the business day immediately preceding the Maturity Date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at the option of the holder. Upon conversion, we will pay or deliver, at our election, shares of common stock, cash, or a combination of cash and shares of common stock.

The conversion rate for the Notes is initially 13.6947 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $73.02 per share of common stock). The conversion rate is subject to adjustment in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Notes indenture), holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

We may not redeem the Notes prior to June 20, 2020. We may redeem for cash all or any portion of the Notes, at our option, on or after June 20, 2020, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.  Our policy is to settle the principal amount of our Notes with cash upon conversion or redemption.

As of the issuance date of the Notes, we recorded $82.1 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 4.39% and the coupon rate of the Notes of 0.50% using a five-year life, which coincides with the term of the Notes. In addition, we allocated the total of $11.1 million of debt issuance costs, consisting of the Initial Purchaser’s discount of $10.5 million and legal, accounting, and printing costs of $579,000, pro rata to the equity and debt components of the Notes, or $1.9 million and $9.2 million, respectively.  The debt discount and the debt issuance costs allocated to the debt component are amortized as interest expense using the effective interest method over five years.

The contractual interest expense and amortization of discount on the Notes for the three months ended September 30, 2017, were as follows (in millions):

September 30,
2017
Interest expense	$0.7
Amortization of discount and debt issuance costs	4.3
Total interest	$5.0

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of September 30, 2017 are $8.7 million and $78.2 million, respectively.

Revolving Credit Facility and Term Loan Arrangement

At the end of fiscal 2017, we had $220.0 million principal outstanding under our credit agreement consisting of $100.0 million under our revolving credit facility and $120.0 million under our term loan arrangement. At the beginning of fiscal 2018, we issued $525.0 million principal amount of convertible notes and utilized a portion of the proceeds from our Notes to retire the outstanding principal and interest balances on our revolving credit facility and our term loan arrangement.  At the end of July 2017, we made an election to reduce the commitment under the revolving credit facility from $450 million to $250.0 million as we were able to complete the Conexant Acquisition with available cash.

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of September 30, 2017, there is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022 and (ii) the date 91 days prior to the Maturity Date of Notes if the Notes have not been refinanced in full by such date.  Debt issuance costs of $2.3 million will be amortized over 60 months.

Our obligations under the Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  There is no balance outstanding under the revolving credit facility.

Under the Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.50 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 3.75 to 1.00, and thereafter, shall not be more than 3.50 to 1.00. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Agreement.  The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 3.00 to 1.00.  As of the end of the quarter, we were in compliance with the restrictive covenants.

11. Share-Based Compensation

During the three months ended September 30, 2017, we adopted the accounting standard update, or ASU, for Compensation-Stock Compensation which was issued by the Financial Accounting Standards Board, or FASB. This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Upon adoption of this ASU, we elected to change our accounting policy to account for forfeitures as they occur and we applied the accounting policy change on a modified retrospective basis.  As a result of the adoption of this ASU, we recognized the net cumulative effect of this change as a $24.7 million increase to retained earnings, a $1.0 million increase to additional paid-in capital and established an additional $25.7 million of deferred tax assets for research credit and alternative minimum tax credit carryforwards. We have reflected excess tax benefits for share-based payments in the statement of cash flows as operating activities rather than financing activities on a prospective basis and therefore prior periods have not been adjusted.

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September 30,
	2017	2016
Cost of revenue	$0.7	$0.5
Research and development	9.1	7.8
Selling, general, and administrative	6.7	6.3
Total	$16.5	$14.6
Income tax benefit on share-based compensation	$4.0	$3.7

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares were also available for issuance as of September 30, 2017. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2017	2,490,168	$49.20
Granted	61,825	45.32
Exercised	(38,258)	27.46
Forfeited	(29,228)	65.10
Balance as of September 30, 2017	2,484,507	49.25	$13.8
Exercisable at September 30, 2017	1,946,103	45.64	$13.8

The aggregate intrinsic value was determined using the closing price of our common stock on September 29, 2017 of $39.18 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2017	1,320,798
Granted	316,568
Delivered	(39,607)
Forfeited	(26,450)
Balance as of September 30, 2017	1,571,309	$61.6

The aggregate intrinsic value was determined using the closing price of our common stock on September 29, 2017 of $39.18.

Of the shares delivered, 9,007 shares valued at $0.5 million were withheld to meet statutory minimum tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the Philadelphia Semiconductor Index, or SOX Index. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SOX Index TSR using the following formula:

(100% + ([Synaptics TSR—SOX Index TSR] x 2))

Beginning with the MSU grants in fiscal 2015, the payout for the first tranche and the second tranche will not exceed 100% and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, which will then be reduced by shares issued for the first tranche and the second tranche.

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

During the three months ended September 30, 2017, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of September 30, 2017, was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2017	158,596
Granted	-
Performance adjustment	-
Delivered	-
Forfeited	(8,733)
Balance as of September 30, 2017	149,863	$5.9

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $6.7 million as of September 30, 2017, which will be recognized over a weighted average period of approximately 1.4 years.

Employee Stock Purchase Plan

There were no employee stock purchase plan purchases during the three-month period ended September 30, 2017.

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

The provision for income taxes of $3.2 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the three months ended September 30, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $0.6 million during the three months ended September 30, 2017, to $15.8 million from $15.2 million at June 30, 2017, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2017 were $1.2 million; this balance remained the same as it was at June 30, 2017. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $1.6 million.

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

During the three months ended September 30, 2017, we early adopted the new ASU on Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence of an intra-entity asset transfer was deferred and recognized either upon the disposition of the asset or over the economic life of the asset. We applied this amendment on a modified retrospective basis through a cumulative-effect adjustment of $8.3 million directly to retained earnings as of the beginning of the three months ended September 30, 2017.

13. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the mobile product market, the personal computing, or PC, product market, and the internet of things product market, or IoT. We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September 30,
	2017	2016
China	$209.7	$178.3
Japan	91.0	74.0
United States	36.2	64.3
South Korea	21.2	51.1
Taiwan	43.2	14.8
Other	16.1	3.7
	$417.4	$386.2

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September 30,
	2017	2016
Mobile product applications	$292.9	$314.0
PC product applications	65.3	54.9
Internet of things product applications	59.2	17.3
	$417.4	$386.2

As a result of our recent acquisitions, we are presenting a new revenue line for Internet of Things, or IoT.  Certain reclassifications have been made to the prior year revenue presentation in the above table in order to conform to the current year revenue presentation.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2017	2016
Customer A	18%	24%
Customer B	13%	23%
Customer C	11%	11%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September 30,	June 30,
	2017	2017
Customer A	14%	17%
Customer B	12%	15%
Customer C	12%	*
Customer D	11%	*
Customer E	*	13%
Customer F	*	10%

*	Less than 10%

14. Comprehensive Income/(Loss)

Our comprehensive income/(loss) generally consists of net income/(loss) plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our ARS investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income/(loss). We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of operations as the U.S. dollar is the functional currency of our foreign entities.

15. Subsequent Event

In November 2017, the Company committed to a plan to initiate a restructuring action in which we intend to streamline and reduce our operating cost structure and capitalize on acquisition synergies.  Annualized savings from this restructuring action are expected to be approximately $40 million.  While the total cost of this restructuring action is subject to change as we refine our plans, we currently estimate the cost to be $8 million to $10 million for fiscal 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, internet of things which includes devices with voice, speech and video within smart homes, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  Every solution we deliver either contains or consists of our touch-, display driver-, fingerprint authentication-based-, voice and speech-, and video-semiconductor solutions, which include our chip, customer-specific firmware, and software.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, thereby reducing the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor foundries to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with rolling forecasts and issue purchase orders based on our anticipated requirements. We do not have long-term supply contracts with any of our contract manufacturers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs.  In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements; fair value adjustments for inventory acquired in a business purchase transaction; manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, to cost of revenue.

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

Acquired intangibles amortization, included in operating expenses, consists primarily of amortization of customer relationship and trademark intangible assets recognized under the purchase method for business combinations.

Restructuring costs primarily reflect severance and facilities costs related to our restructuring of operations to reduce operating expenses.  These headcount-related costs and facilities costs were in cost of revenue, research and development, and selling, general and administrative expenses.

Interest and other income/(expense), net, primarily reflects interest expense on convertible notes as well as the amortization of debt issuance costs and discount on convertible notes.

Equity investment loss includes amortization of intangible assets as well as our portion of the net loss reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd.

Acquisitions

Conexant

On June 11, 2017, we entered into a stock purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective as of July 25, 2017, we completed the Conexant Acquisition of 100% of the outstanding limited liability interests of Conexant.  The results of Conexant are included in our condensed consolidated financial statements for the period from July 25, 2017 through September 30, 2017. For further discussion of the Conexant Acquisition, see Note 6 Acquisitions included in the condensed consolidated financial statements contained elsewhere in this Report.

Marvell

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition. The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective as of September 8, 2017, we completed the Marvell Business Acquisition. The results of Marvell are included in our condensed consolidated financial statements for the period from September 8, 2017 through September 30, 2017.  For further discussion of the Marvell Business Acquisition, see Note 6 Acquisitions included in the condensed consolidated financial statements contained elsewhere in this Report.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2017, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

Results of Operations

As a result of our recent acquisitions, we are presenting a new revenue line for revenue derived from the Internet of Things, or IoT market.  Certain reclassifications have been made to the prior period revenue presentation to conform to the current period revenue presentation. Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2017 (1)	2016	$ Change	% Change
Mobile product applications	$292.9	$314.0	$(21.1)	(6.7%)
PC product applications	65.3	54.9	10.4	18.9%
Internet of things product applications	59.2	17.3	41.9	242.2%
Net revenue	$417.4	$386.2	31.2	8.1%
Gross margin	114.4	123.4	(9.0)	(7.3%)
Operating expenses:
Research and development	87.1	73.4	13.7	18.7%
Selling, general, and administrative	40.3	34.6	5.7	16.5%
Acquired intangibles amortization	4.1	4.5	(0.4)	(8.9%)
Restructuring costs	(0.2)	5.3	(5.5)	100.0%
Operating income/(loss)	(16.9)	5.6	(22.5)	(401.8%)
Interest and other income/(expense), net	(6.0)	(0.9)	(5.1)	(566.7%)
Income/(loss) before provision for income taxes	(22.9)	4.7	(27.6)	(587.2%)
Provision for income taxes	3.2	1.0	2.2	220.0%
Equity investment loss	(0.4)	-	(0.4)	-
Net income/(loss)	$(26.5)	$3.7	$(30.2)	(816.2%)

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on June 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September 30,		Increase/
	2017 (1)	2016	(Decrease)
Mobile product applications	70.2%	81.3%	(11.1%)
PC product applications	15.6%	14.2%	1.4%
Internet of things product applications	14.2%	4.5%	9.7%
Net revenue	100.0%	100.0%	0.0%
Gross margin	27.4%	32.0%	(4.6%)
Operating expenses:
Research and development	20.9%	19.0%	1.9%
Selling, general, and administrative	9.7%	9.0%	0.7%
Acquired intangibles amortization	1.0%	1.2%	(0.2%)
Restructuring costs	0.0%	1.4%	(1.4%)
Operating income/(loss)	(4.0%)	1.5%	(5.5%)
Interest and other income/(expense), net	(1.4%)	(0.2%)	(1.2%)
Income/(loss) before provision for income taxes	(5.5%)	1.2%	(6.7%)
Provision for income taxes	0.8%	0.3%	0.5%
Equity investment loss	(0.1%)	0.0%	(0.1%)
Net income/(loss)	(6.3%)	1.0%	(7.3%)

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on June 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Net Revenue

Net revenue was $417.4 million for the three months ended September 30, 2017 compared with $386.2 million for the three months ended September 30, 2016, an increase of $31.2 million, or 8.1%. Of this net revenue, $292.9 million, or 70.2% was from mobile product applications, $65.3 million, or 15.6%, was from PC product applications, and $59.2, or 14.2% was from IoT product applications. The increase in net revenue for the three months ended September 30, 2017, was attributable to an increase in net revenue from IoT and PC product applications, partially offset by a decline in net revenue from mobile product applications. Net revenue from IoT product applications increased primarily as a result of the Conexant Acquisition and Marvell Business Acquisition.  PC product applications increased as a result of more units sold (13.5% more units) and higher average selling prices for PC product applications (which increased 4.8%).  Mobile product applications decreased as a result of a decline in units sold (which decreased 9.8%), partially offset by higher average selling prices for mobile product applications (which increased 3.5%).

Gross Margin

Gross margin as a percentage of net revenue was 27.4%, or $114.4 million, for the three months ended September 30, 2017 compared with 32.0%, or $123.4 million, for the three months ended September 30, 2016. The 460 basis point decline in gross margin was primarily due to $15.7 million of inventory fair value adjustments associated with the Conexant Acquisition and the Marvell Business Acquisition as well as a $3.8 million increase in acquired intangibles amortization that were charged to cost of revenue during the quarter.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $13.7 million to $87.1 million for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The increase in research and development expenses primarily reflected a $9.9 million increase in personnel-related costs, which included additional headcount due to our recent acquisitions and the reflection of one additional week in the current year quarter compared to the prior year quarter; a $1.9 million increase in infrastructure related costs; a $0.7 million increase in travel related expenses; a $0.6 million increase in supplies and project related costs; and a $0.5 million increase in non-employee services.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.7 million to $40.3 million for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The increase in selling, general, and administrative expenses primarily reflected an increase in personnel-related costs, which included additional headcount due to our recent acquisitions and the reflection of one additional week in the current year quarter compared to the prior year quarter.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs.  Restructuring credits of $0.2 million in the three months ended September 30, 2017 reflect a reduction in facilities consolidation costs as restructuring activities came to a completion.  Restructuring costs of $5.3 million in the three months ended September 30, 2016, reflect severance costs related to restructuring of the operations to reduce operating costs which commenced in the fourth quarter of fiscal 2016.

Interest and other income/(expense), net. Interest and other income/(expense), net primarily includes the amortization of debt discount and issuance costs, as well as interest on the debt.  See Liquidity and Capital Resources included elsewhere in this Report.

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

The provision for income taxes of $3.2 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by the tax benefit of research credits. The effective tax rate for the three months ended September 30, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

Liquidity and Capital Resources

Our cash and cash equivalents were $199.7 million as of September 30, 2017, compared with $367.8 million as of June 30, 2017, a decrease of $168.1 million.  The decrease primarily reflected the combination of $396.8 million used for the acquisition of businesses, net of cash and cash equivalents acquired; $220.0 million for payment of debt; $93.6 million used to repurchase 1,698,400 shares of our common stock; and $11.4 million used for the purchase of property and equipment; partially offset by $514.5 million in net proceeds from issuance of convertible notes and $39.8 million of net cash provided by operating activities. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of September 30, 2017, $154.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. federal, state, and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2017 generated $39.8 million compared with $0.0 net cash generated during the three months ended September 30, 2016. For the three months ended September 30, 2017, the primary operating activities were adjustments for non-cash charges of $46.2 million, a $20.1 million net change in operating assets and liabilities, partially offset by net loss of $26.5 million. The net change in operating assets and liabilities was primarily attributable to a $31.8 million decrease in inventory; a $22.0 million decrease in prepaid expenses and other current assets; a $13.2 million decrease in accounts receivable, net; partially offset by a $28.8 million increase in accounts payable; a $13.5 million increase in accrued compensation; and a $5.0 million increase in other accrued liabilities. From June 30, 2017 to September 30, 2017, our days sales outstanding increased slightly from 54 days to 55 days. Our annual inventory turns decreased from nine to six due to the additional inventory acquired in recent acquisitions, including the fair value adjustment recorded as part of the purchase accounting for such acquisitions.  For the three months ended September 30, 2016, the primary operating activities were net income of $3.7 million, plus adjustments for non-cash charges of $34.2 million, offset by a $37.9 million net change in operating assets and liabilities. The net change in operating assets and liabilities was primarily attributable to a $19.3 million decrease in accounts payable, a $12.8 million decrease in acquisition-related obligations, a $9.3 million decrease in accrued compensation, and a $6.5 million increase in inventory, partially offset by a $13.1 million decrease in accounts receivable, net. From June 30, 2016 to September 30, 2016, our days sales outstanding decreased from 70 days to 56 days, due to a much smaller percentage of the quarter’s net revenue occurring late in the quarter ended September 30, 2016 compared with a much larger percentage of the quarter’s net revenue occurring late in the quarter ended June 30, 2016, and our annual inventory turns increased from six to seven.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 30, 2017 consisted of $396.8 million for the acquisition of businesses, net of cash and cash equivalents acquired, and $11.4 million for purchases of property.  Cash used in investing activities during the three months ended September 30, 2016 consisted of $14.3 million for the investment in a direct financing lease and $5.7 million for purchase of property and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended September 30, 2017 was $200.4 million compared with $31.3 million used in financing activities for the three months ended September 30, 2016. Net cash provided by financing activities for the three months ended September 30, 2017 was primarily related to $514.5 million in proceeds from issuance of convertible debt, net of issuance costs, partially offset by $220.0 million used for payment of debt, and $93.6 million used to repurchase 1,698,400 shares of our common stock.  Net cash used in financing activities for the three months ended September 30, 2016 primarily related to $25.0 million used to repurchase 508,063 shares of our common stock and $7.5 million for the payment of debt.

Common Stock Repurchase Program. As of September 30, 2017, our board has cumulatively authorized $1.3 billion for our common stock repurchase program, which will expire in July 2019. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2017, we purchased 27,639,876 shares of our common stock in the open market for an aggregate cost of $1.1 billion. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the three months ended September 30, 2017, we repurchased 1,698,400 shares of our common stock for a total cost of $93.6 million. As of September 30, 2017, the remaining available authorization under our common stock repurchase program is $226.1 million.

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which includes proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2016, which we used to repurchase shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund two acquisitions.

The Notes bear interest at a rate of 0.50% per year. Interest will accrue from June 26, 2017 and will be payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on December 15, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Notes mature on June 15, 2022, or the Maturity Date, unless earlier repurchased, redeemed or converted.

Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 under certain defined circumstances.

On or after March 15, 2022 until the close of business on the business day immediately preceding the Maturity Date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at the option of the holder. Upon conversion, we will pay or deliver, at our election, shares of common stock, cash, or a combination of cash and shares of common stock.

The conversion rate for the Notes is initially 13.6947 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $73.02 per share of common stock). The conversion rate is subject to adjustment in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Notes Indenture), holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

We may not redeem the Notes prior to June 20, 2020. We may redeem for cash all or any portion of the Notes, at our option, on or after June 20, 2020, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.  Our policy is to settle the principal amount of our Notes with cash upon conversion or redemption.

Bank Credit Facility. At the end of fiscal 2017, we had $220.0 million principal outstanding under our credit agreement consisting of $100.0 million under our revolving credit facility and $120.0 million under our term loan arrangement.  At the beginning of fiscal 2018, we issued $525.0 million principal amount of convertible notes and utilized a portion of the proceeds from our Notes to retire the outstanding principal and interest balances on our revolving credit facility and our term loan arrangement.  At the end of July 2017, we made an election to reduce the commitment under the revolving credit facility from $450.0 million to $250.0 million as we were able to complete the Conexant Acquisition with available cash.

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. There is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022 and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date.  Debt issuance costs of $2.3 million will be amortized over 60 months.

Our obligations under the Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of September 30, 2017, there is no balance outstanding under the revolving credit facility.

Under the Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.50 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 3.75 to 1.00, and thereafter, shall not be more than 3.50 to 1.00. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Agreement.  The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 3.00 to 1.00.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under the Agreement will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, our contingent consideration obligations associated with the acquisition of Validity, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2017 were as follows (in millions):

	Remaining in Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Thereafter	Total
Long-term debt (1)	$2.5	$2.6	$2.6	$2.6	$527.6	$-	$-	$537.9
Leases	7.4	4.8	2.2	0.5	0.1		-	15.0
Purchase obligations and other commitments (2)	58.0	8.9	0.6	-	-	-	-	67.5
Other obligations (3)	8.7	-	-	-	-	-	-	8.7
Total	$76.6	$16.3	$5.4	$3.1	$527.7	$-	$-	$629.1

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)	Represents payments retained in connection with the earnout consideration related to the Validity acquisition.

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement.  The earnout period for this arrangement was complete as of March 31, 2016. As of September 30, 2017, $8.7 million of the final earnout consideration liability is outstanding; this balance represents amounts we have not paid and have retained, subject to resolution of matters relating to the Amkor Technology legal dispute (see Legal Proceedings under Note 9 included in the condensed consolidated financial statements contained elsewhere in this Report).

The amounts in the table above exclude unrecognized tax benefits of $15.8 million. As of September 30, 2017, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We did not early adopt the new standard.  The new standard permits the use of either the full retrospective or cumulative effect transition method and we currently anticipate adopting the standard using the cumulative effect transition method.  Based on our initial assessment of the ASU and our related customer contracts and current revenue recognition methodologies and processes, the new revenue standard is not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, our market risk related to interest rates on our cash and cash equivalents and ARS investments, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

Variable Interest Rate Risk

As of September 30, 2017, there is no balance outstanding under our revolving credit facility. The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

We assessed, with the participation of the CEO and CFO, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

Our assessment excluded Conexant which was acquired on July 25, 2017. Conexant had net revenues of approximately $23.2 million and total tangible assets of approximately $61.0 million, which are included in our condensed consolidated financial statements as of and for the three months ended September 30, 2017. We are currently assessing the control environment of this acquired business. Conexant’s sales constitute approximately 5.6% of our sales for the quarterly period covered by this Report, and Conexant’s tangible assets constitute approximately 4% of our total assets as of the end of such period.

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. During the integration period, management is developing additional controls to ensure the financial information provided by Conexant is complete and accurate in all material respects.

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.3 billion for our common stock repurchase program, which expires at the end of July 2019.  As of September 30, 2017, the remaining amount authorized for the repurchase of our common stock is $226.1 million.  Repurchases under our common stock repurchase program during the three-month period ended September 30, 2017 were as follows:

			Total Number
			of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 25, 2017 - July 22, 2017	1,698,400	$55.11	1,698,400	$226,080,000
July 23, 2017 - August 26, 2017	-	-	-	226,080,000
August 27, 2017 - September 30, 2017	-	-	-	226,080,000
Total	1,698,400

ITEM 6. EXHIBITS

4.1	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee (1)

4.3	Form of 0.50% Convertible Senior Note due 2022 (2)

10.1

Amendment and Restatement Agreement, dated September 27, 2017, by and among Synaptics, as borrower, certain material domestic subsidiaries of Synaptics, as subsidiary guarantors, the Lenders, as lenders, and Wells Fargo, as administrative agent for the Lenders. (3)

10.2

Amended and Restated Credit Agreement, dated September 27, 2017, by and among Synaptics, as borrower, the Lenders, as lenders, Wells Fargo, as administrative Agent, Wells Fargo Securities, LLC as joint lead arranger and joint bookrunner, MUFG Union Bank, N.A. and BMO Capital Markets Corp. as joint lead arrangers, joint book runners and co-syndication agents (3)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (2)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (2)

10.24(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on June 26, 2017.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on August 18, 2017.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on October 2, 2017.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 9, 2017	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer