Form 10-Q
period 2017-12-30
SYNAPTICS Inc
filed 2018-02-08
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

Number of shares of Common Stock outstanding at February 1, 2018: 34,498,684

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December 31,	June 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$252.2	$367.8
Accounts receivable, net of allowances of $2.6 at December 31, 2017 and June 30, 2017	236.4	255.2
Inventories	140.6	131.4
Prepaid expenses and other current assets	18.3	37.6
Total current assets	647.5	792.0
Property and equipment at cost, net of accumulated depreciation of $122.5 and $106.8 at December 31, 2017 and June 30, 2017, respectively	118.8	113.8
Goodwill	368.3	206.8
Acquired intangibles, net	263.5	101.0
Non-current other assets	39.9	53.1
	$1,438.0	$1,266.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$119.7	$135.8
Accrued compensation	28.1	31.9
Income taxes payable	22.2	17.2
Acquisition-related liabilities	8.7	8.7
Other accrued liabilities	95.9	101.8
Current portion of long-term debt	-	15.0
Total current liabilities	274.6	310.4
Long-term debt, net of issuance costs	-	202.0
Convertible notes, net	442.2	-
Deferred tax liabilities	7.8	-
Other long-term liabilities	28.2	14.1
Total liabilities	752.8	526.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 61,933,342 and 60,579,911 shares issued, and 34,293,466 and 34,638,435 shares outstanding, at December 31, 2017 and June 30, 2017, respectively	0.1	0.1
Additional paid-in capital	1,135.9	1,004.8
Treasury stock: 27,639,876 and 25,941,476 common treasury shares at December 31, 2017 and June 30, 2017, respectively, at cost	(1,073.9)	(980.3)
Accumulated other comprehensive income	1.5	1.5
Retained earnings	621.6	714.1
Total stockholders' equity	685.2	740.2
	$1,438.0	$1,266.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenue	$430.4	$461.3	$847.8	$847.5
Cost of revenue	315.2	322.6	618.2	585.4
Gross margin	115.2	138.7	229.6	262.1
Operating expenses:
Research and development	92.2	73.5	179.3	146.9
Selling, general, and administrative	37.4	32.3	77.7	66.9
Acquired intangibles amortization	3.0	2.4	7.1	6.9
Restructuring	6.6	1.7	6.4	7.0
Total operating expenses	139.2	109.9	270.5	227.7
Operating income/(loss)	(24.0)	28.8	(40.9)	34.4
Interest and other income/(expense), net	(4.7)	0.6	(10.7)	(0.3)
Income/(loss) before provision for income taxes and equity investment loss	(28.7)	29.4	(51.6)	34.1
Provision for income taxes	53.3	6.6	56.5	7.6
Equity investment loss	(0.4)	-	(0.8)
Net income/(loss)	$(82.4)	$22.8	$(108.9)	$26.5
Net income/(loss) per share:
Basic	$(2.42)	$0.65	$(3.22)	$0.76
Diluted	$(2.42)	$0.64	$(3.22)	$0.74
Shares used in computing net income/(loss) per share:
Basic	34.1	35.1	33.8	35.0
Diluted	34.1	35.9	33.8	35.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income/(loss)	$(82.4)	$22.8	$(108.9)	$26.5
Other comprehensive loss:
Change in unrealized net loss on investments	-	(1.5)	-	(1.5)
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	-	-	-	(0.3)
Net current period-other comprehensive loss	-	(1.5)	-	(1.8)
Comprehensive income/(loss)	$(82.4)	$21.3	$(108.9)	$24.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net income/(loss)	$(108.9)	$26.5
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	34.3	30.2
Depreciation and amortization	20.1	16.6
Acquired intangibles amortization	43.3	31.2
Deferred taxes	22.7	(5.6)
Non-cash interest	-	(0.3)
Amortization of convertible debt discount and issuance costs	8.4	-
Amortization of debt issuance costs	1.4	0.6
Impairment recovery on investments	-	(1.9)
Equity investment loss	0.8	-
Foreign currency remeasurement loss	0.1	0.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	30.0	(7.1)
Inventories	70.1	(13.3)
Prepaid expenses and other current assets	18.4	(10.8)
Other assets	(5.5)	2.5
Accounts payable	(27.6)	(2.0)
Accrued compensation	(5.4)	(5.9)
Acquisition-related liabilities	-	(16.8)
Income taxes payable	7.6	(4.6)
Other accrued liabilities	(6.6)	12.3
Net cash provided by operating activities	103.2	52.4
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(395.9)	-
Proceeds from sales of investments	-	7.5
Purchases of property and equipment	(19.5)	(20.3)
Purchase of intangible assets	(7.7)	-
Investment in direct financing lease	-	(15.8)
Net cash used in investing activities	(423.1)	(28.6)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	514.5	-
Payment of debt	(220.0)	(11.3)
Purchases of treasury stock	(93.6)	(25.0)
Proceeds from issuance of shares	9.2	13.1
Payment of debt issuance costs	(1.1)	-
Excess tax benefit from share-based compensation	-	1.0
Payroll taxes for deferred stock and market stock units	(4.6)	(4.7)
Net cash provided by/(used in) financing activities	204.4	(26.9)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.9)
Net decrease in cash and cash equivalents	(115.6)	(5.0)
Cash and cash equivalents at beginning of period	367.8	352.2
Cash and cash equivalents at end of period	$252.2	$347.2

Supplemental disclosures of cash flow information
Cash paid for taxes	$18.1	$15.8
Cash refund on taxes	$1.0	$9.9
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3.4	$1.8
Common stock issued pursuant to acquisition	$39.1	$-

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2018 is a 53-week period ending June 30, 2018, and our fiscal 2017 was a 52-week period ending on June 24, 2017. The fiscal periods presented in this report are 13-week and 27-week periods for the three and six months ended December 30, 2017, respectively, and 13-week and 26-week periods for the three and six months ended December 24, 2016, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and resulted in net losses of $0.2 million and $0.5 million in the three and six months ended December 31, 2017 and net losses of $0.1 million and less than $0.1 million in the three and six months ended December 31, 2016, respectively.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable. The majority of our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and revenue recognition and provide for only limited return rights under product warranty.  Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  Some of our sales are to distributors which have limited stock rotation rights, which allow them to rotate a small portion of product in their inventory two times per year.  We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we can reasonably estimate expected product returns when right of return exists.  When sales rebates, price allowances and stock rotations are applicable, they are estimated and recorded in the period the related revenue is recognized.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net income/(loss)	$(82.4)	$22.8	$(108.9)	$26.5
Denominator:
Shares, basic	34.1	35.1	33.8	35.0
Effect of dilutive share-based awards	-	0.8	-	0.7
Shares, diluted	34.1	35.9	33.8	35.7
Net income/(loss) per share:
Basic	$(2.42)	$0.65	$(3.22)	$0.76
Diluted	$(2.42)	$0.64	$(3.22)	$0.74

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, deferred stock units, or DSUs, market stock units, or MSUs, performance stock units, or PSUs, and our convertible notes.

Dilutive net income per share amounts do not include the potential weighted average effect of 3,334,776 and 1,900,374 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 31, 2017 and 2016, respectively, and 3,020,056 and 1,586,410 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 31, 2017, and 2016, respectively.  These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	December 31,			June 30,
	2017			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$219.7	$-	$-	$361.7	$-	$-
Auction rate securities	-	-	1.5	-	-	1.5
Total available-for-sale securities	$219.7	$-	$1.5	$361.7	$-	$1.5

In our condensed consolidated balance sheets, as of December 31, 2017 and June 30, 2017, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets.

There were no changes in fair value of our Level 3 financial assets during the six months ended December 31, 2017.  There were no transfers in or out of our Level 1, 2, or 3 assets during the six months ended December 31, 2017 and 2016.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December 31,	June 30,
	2017	2017
Raw materials and work-in-progress	$81.1	$94.7
Finished goods	59.5	36.7
	$140.6	$131.4

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

6. Acquisitions

Conexant

On June 11, 2017, we entered into a securities purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective July 25, 2017, or the Conexant Closing Date, we completed the Conexant Acquisition for an initial purchase price of (i) $305.4 million in cash (on a cash-free, debt-free basis) and (ii) 726,666 shares of our common stock, or the Stock Consideration, valued at $39.1 million, and (iii) the assumption of a $3.5 million stock appreciation rights liability, with $16.8 million of the purchase price held in escrow to secure the seller’s indemnification obligations under the purchase agreement and $7.0 million of the purchase price held in escrow to secure the seller’s adjustment escrow obligations under the purchase agreement.  Subsequently, we determined that $1.8 million of net adjustments to the purchase price were required reducing the acquisition date fair value of the consideration transferred to a total of $346.2 million. The Stock Consideration was issued at closing in an exempt private placement. On August 4, 2017, we filed a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at December 31, 2017, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  Additional information, which existed as of the Conexant Closing Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Conexant Closing Date.  Changes to amounts recorded as inventory, other current assets, acquired intangible assets and other accrued liabilities will be recorded as adjustments to the provisional amounts recognized as of the Conexant Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Conexant Closing Date (in millions):

Cash	$4.3
Accounts receivable	11.7
Inventory	51.0
Other current assets	3.5
Property and equipment	3.2
Acquired intangible assets	152.5
Other assets	0.9
Total identifiable assets acquired	227.1
Accounts payable	14.2
Accrued compensation	1.1
Other accrued liabilities	9.0
Other long-term liabilities	3.0
Net identifiable assets acquired	199.8
Goodwill	146.4
Net assets acquired	$346.2

Of the $152.5 million of acquired intangible assets, $115.3 million was allocated to developed technology and will amortize over an estimated weighted average useful life of 5 years; $32.1 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $4.8 million was allocated to trademarks and will be amortized over an estimated useful life of 7 years; and $0.3 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year.  Developed technology consists of semiconductor system solutions for audio and imaging applications.  We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Conexant as of the Conexant Closing Date.

As of December 31, 2017, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Conexant Acquisition, we did not have an existing relationship or transactions with Conexant.

The condensed consolidated financial statements include approximately $57.4 million of revenue and approximately $27.2 million of operating loss from Conexant from the Conexant Closing Date through December 31, 2017.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and Conexant as if the Conexant Acquisition had occurred on June 30, 2016. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Conexant Acquisition actually taken place on June 30, 2016, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the Conexant Acquisition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue	$430.4	$488.4	$855.9	$902.9
Net income/(loss)	(82.5)	11.1	(109.4)	5.4
Net income/(loss) per share	(2.42)	0.32	(3.24)	0.16

Pro forma adjustments used to arrive at pro forma net income for the three months ended December 31, 2017 and 2016, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Buyer transaction costs	$-	$-	$0.9	$-
Interest expense	-	(4.7)	-	(9.0)
Intangible amortization	-	(7.7)	(2.8)	(12.6)
Depreciation	(0.2)	(0.2)	(0.3)	(0.5)
Income tax adjustment	0.1	4.4	0.8	7.7
Total	$(0.1)	$(8.2)	$(1.4)	$(14.4)

Marvell Multimedia Solutions Business

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition. The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective September 8, 2017, or the Marvell Closing Date, we completed the Marvell Business Acquisition for a purchase price of $93.7 million in cash.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at December 31, 2017, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  Additional information, which existed as of the Marvell Closing Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Marvell Closing Date.  Changes to amounts recorded as inventory and acquired intangible assets will be recorded as adjustments to the provisional amounts recognized as of the Marvell Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Marvell Business Acquisition date (in millions):

Inventory	$28.4
Property and equipment	5.0
Acquired intangible assets	45.6
Total identifiable assets acquired	79.0
Accrued liabilities	0.4
Net identifiable assets acquired	78.6
Goodwill	15.1
Net assets acquired	$93.7

Of the $45.6 million of acquired intangible assets, $31.7 million was allocated to developed technology and will be amortized over an estimated weighted average useful life of 4 years; $12.7 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $1.2 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $14.3 million was allocated to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete.  Developed technology consists of semiconductor system solutions for advanced video and audio processing applications.  We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 18%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Marvell Business assets as of the Marvell Closing Date.

All of the goodwill is expected to be deductible for income tax purposes.

Prior to the Marvell Business Acquisition, we did not have an existing relationship or transactions with Marvell.

The condensed consolidated financial statements include approximately $63.1 million of revenue and approximately $9.1 million of operating loss from Marvell from the Marvell Closing Date through December 31, 2017.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and Marvell as if the Marvell Business Acquisition had occurred on June 30, 2016. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Marvell Business Acquisition actually taken place on June 30, 2016, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the Marvell Business Acquisition. As the Marvell Business Acquisition was an asset acquisition and only a portion of Marvell Multimedia Solutions Business was acquired, the unaudited pro forma financial information has been prepared using certain estimates.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue	$430.4	$461.3	$903.8	$925.6
Net income/(loss)	(82.1)	17.1	(107.9)	19.5
Net income/(loss) per share	(2.41)	0.50	(3.19)	0.57

Pro forma adjustments used to arrive at pro forma net loss for the three and six months ended December 31, 2017 and 2016, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Buyer transaction costs	$-	$-	$1.1	$-
Interest expense	-	(4.8)	-	(9.8)
Intangible amortization	0.5	(4.0)	(1.7)	(5.2)
Income tax adjustment	(0.2)	3.1	0.2	5.3
Total	$0.3	$(5.7)	$(0.4)	$(9.7)

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of December 31, 2017 and June 30, 2017 (in millions):

	Weighted Average Life in Years	December 31, 2017	June 30, 2017
Display driver technology	5.3	$164.0	$164.0
Audio and video technology	5.0	147.0	-
Customer relationships	3.6	73.1	48.4
Fingerprint authentication technology	4.0	55.7	63.5
Licensed technology and other	4.3	9.0	1.3
Tradename	7.0	4.8	-
Patents	7.7	4.6	4.8
Backlog	0.5	1.5	-
Acquired intangibles, gross	4.8	459.7	282.0
Accumulated amortization		(196.2)	(181.0)
Acquired intangibles, net		$263.5	$101.0

The total amortization expense for the acquired intangible assets was $23.2 million and $14.5 million for the three months ended December 31, 2017 and 2016, respectively, and $43.3 million and $31.2 million for the six months ended December 31, 2017 and 2016, respectively.  During the three months ended December 31, 2017 and 2016, $20.3 million and $12.0 million, respectively, and $36.2 million and $24.2 million for the six months ended December 31, 2017 and 2016, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of December 31, 2017 (in millions):

Remainder of 2018	$45.5
2019	78.8
2020	55.3
2021	42.5
2022	31.3
2023	6.3
Thereafter	3.8
Future amortization	$263.5

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for the three months ended December 31, 2017 were as follows (in millions):

Beginning balance	$206.8
Acquisition activity	157.3
Post-acquisition adjustments	4.2
Ending balance	$368.3

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	December 31,	June 30,
	2017	2017
Customer obligations	$34.4	$34.8
Inventory obligations	34.7	41.8
Warranty	5.7	4.4
Other	21.1	20.8
	$95.9	$101.8

9. Indemnifications, Contingencies and Legal Proceedings

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights by us. We have also entered into indemnification agreements with our officers and directors. Maximum potential future payments under these agreements cannot be estimated because these agreements do not have a maximum stated liability. However, historical costs related to these indemnification provisions have not been significant. We have not recorded any liability in our condensed consolidated financial statements for such indemnification obligations.

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

10. Debt

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which includes proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase 1,698,400 shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

The Notes bear interest at a rate of 0.50% per year. Interest accrued from June 26, 2017 and is payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on December 15, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

As of the issuance date of the Notes, we recorded $82.1 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 4.39% and the coupon rate of the Notes of 0.50% using a five-year life, which coincides with the term of the Notes. In addition, we allocated the total of $11.1 million of debt issuance costs, consisting of the Initial Purchaser’s discount of $10.5 million and legal, accounting, and printing costs of $579,000, pro rata, to the equity and debt components of the Notes, or $1.9 million and $9.2 million, respectively.  The debt discount and the debt issuance costs allocated to the debt component are amortized as interest expense using the effective interest method over five years.

The contractual interest expense and amortization of discount on the Notes for the six months ended December 31, 2017, were as follows (in millions):

Six Months Ended
December 31,
2017
Interest expense	$1.3
Amortization of discount and debt issuance costs	8.4
Total interest	$9.7

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of December 31, 2017 were $8.3 million and $74.5 million, respectively.

Revolving Credit Facility and Term Loan Arrangement

At the end of fiscal 2017, we had $220.0 million principal outstanding under our credit agreement consisting of $100.0 million under our revolving credit facility and $120.0 million under our term loan arrangement. At the beginning of fiscal 2018, we issued $525.0 million principal amount of convertible senior notes, or the Notes, and utilized a portion of the proceeds from our Notes to retire the outstanding principal and interest balances on our revolving credit facility and our term loan arrangement.  At the end of July

2017, we made an election to reduce the commitment under the revolving credit facility from $450.0 million to $250.0 million as we were able to complete the Conexant Acquisition with available cash.

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of December 31, 2017, there is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

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

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of revenue	$0.7	$0.6	$1.4	$1.1
Research and development	9.8	8.5	18.9	16.3
Selling, general, and administrative	7.3	6.5	14.0	12.8
Total	$17.8	$15.6	$34.3	$30.2
Income tax benefit on share-based compensation	$(1.3)	$4.3	$2.7	$8.0

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2017	2,490,168	$49.20
Granted	61,825	45.32
Exercised	(85,126)	27.85
Forfeited	(79,653)	67.02
Balance as of December 31, 2017	2,387,214	49.26	$14.0
Exercisable at December 31, 2017	1,943,715	46.64	$14.0

The aggregate intrinsic value was determined using the closing price of our common stock on December 29, 2017 of $39.94 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2017	1,320,798
Granted	1,230,511
Delivered	(450,099)
Forfeited	(101,645)
Balance as of December 31, 2017	1,999,565	$79.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 29, 2017 of $39.94.

Of the shares delivered, 119,258 shares valued at $4.6 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers, and other management members, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index for grants beginning in fiscal 2018 and relative to the Philadelphia Semiconductor Index, or SOX Index for grants made prior to fiscal 2018. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SPSISC Index TSR or SOX Index TSR using the following formula:

(100% + ([Synaptics TSR — {SPSISC Index TSR or SOX Index TSR}] x 2))

The payout for the first tranche and the second tranche will not exceed 100% and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, which will then be reduced by shares issued for the first tranche and the second tranche.

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the employee, consultant, or director after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award.

During the six months ended December 31, 2017, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of December 31, 2017 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2017	158,596
Granted	300,071
Performance adjustment	(68,003)
Delivered	-
Forfeited	(8,733)
Balance as of December 31, 2017	381,931	$15.3

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $20.8 million as of December 31, 2017, which will be recognized over a weighted average period of approximately 1.6 years.

Performance Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. The grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date.  Performance is measured based on the achievement of a specified level of non-GAAP earnings per share. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a linear basis with a payout triggering if our non-GAAP earnings per share equals greater than 65% of the target with a maximum payout achieved at 135% of target.

Delivery of shares earned, if any, will take place on the dates provided in the applicable PSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable service period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the employee, consultant, or director after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award.

During the six months ended December 31, 2017, there were 300,071 PSUs granted and no PSUs were delivered or forfeited.  The aggregate intrinsic value of PSUs as of December 31, 2017 was $12.0 million.

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $11.0 million as of December 31, 2017, which will be recognized over a weighted average period of approximately 1.9 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six-month period ended December 31, 2017 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	210,798
Weighted average purchase price	$32.17
Cash received	$6.8
Aggregate intrinsic value	$1.2

12. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 is a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate will be 21%.

As of December 31, 2017, we have not fully completed our accounting for the tax effects of the Act; however, in certain cases, we have made a reasonable estimate of the effects of the enactment. In cases where we have not been able to make a reasonable estimate, we continue to account for those items based on our existing accounting policies. For the items for which we were able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate, we recognized provisional tax expense of $46.5 million, which is included as a component of provision for income tax expenses in the three and six months ended December 31, 2017. Of the $46.5 million provisional tax expense, $54.4 million was for discrete tax expense items consisting of the one-time transition tax and the remeasurement of the beginning balance of U.S. federal deferred tax assets, partially offset by a non-discrete tax benefit of $7.9 million, which has an impact of 12.6% on our annual effective tax rate. As of December 31, 2017, we remeasured our U.S. federal deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and recorded a discrete tax provision of $5.1 million.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $49.3 million, net of foreign tax credits. We also expect to fully utilize all of our federal research tax credit carryforwards generated from previous years.

We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. This amount may change when we finalize the determination of our E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We did not have the necessary information prepared or analyzed to develop a reasonable estimate of the tax liability, if any, for our remaining outside basis difference including any deferred tax accounting that may be required due to other provisions in the Act beyond the one-time transition tax, including how that accounting may be affected by our ongoing accounting position to indefinitely reinvest unremitted foreign earnings.

We account for income taxes under the asset and liability method. The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before provision for income taxes, excluding the effects of significant unusual or infrequently occurring discrete items.  The tax effects of discrete items are recorded in the same period that the related discrete items are reported and results in a difference between the actual effective tax rate and the estimated annual effective tax rate.

The provision for income taxes of $53.3 million and $6.6 million for the three months ended December 31, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the three months ended December 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

The provision for income taxes of $56.5 million and $7.6 million for the six months ended December 31, 2017, and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the three months ended December 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $2.8 million during the six months ended December 31, 2017, to $18.0 million from $15.2 million at June 30, 2017, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2017 were $1.3 million; this balance increased by $0.1 million compared to June 30, 2017. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $2.4 million.

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

During the three months ended September 30, 2017, we early adopted the new ASU on Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence of an intra-entity asset transfer was deferred and recognized either upon the disposition of the asset or over the economic life of the asset. We applied this amendment on a modified retrospective basis through a cumulative-effect adjustment of $8.3 million directly to retained earnings as of the beginning of fiscal 2018.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
China	$209.9	$229.0	$419.7	$407.2
Japan	97.3	123.7	188.3	197.7
Taiwan	60.2	18.6	103.3	33.4
United States	28.8	57.0	65.0	121.3
South Korea	12.5	28.2	33.7	79.3
Other	21.7	4.8	37.8	8.6
	$430.4	$461.3	$847.8	$847.5

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Mobile product applications	$261.8	$376.6	$554.7	$690.6
PC product applications	61.7	63.8	127.0	118.7
IoT product applications	106.9	20.9	166.1	38.2
	$430.4	$461.3	$847.8	$847.5

As a result of our recent acquisitions, we are presenting a new revenue line for IoT.  Certain reclassifications have been made to the prior year revenue presentation in the above table in order to conform to the current year revenue presentation.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Customer A	12%	21%	15%	22%
Customer B	12%	10%	12%	11%
Customer C	*	18%	11%	20%
Customer D	*	11%	*	*
Customer E	*	10%	*	*

*Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December 31,	June 30,
	2017	2017
Customer A	15%	17%
Customer B	14%	13%
Customer C	11%	15%
Customer D	10%	*
Customer E	*	10%

*	Less than 10%

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

15. Restructuring Activities Announced November 2017

In November 2017, we committed to a plan and initiated a restructuring action intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies. While the total cost of this restructuring action is subject to change as we refine our plans, we currently estimate the cost to be $9.5 million to $10.5 million for fiscal 2018.  Restructuring costs related to the November 2017 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income.  These costs primarily related to severance costs for a reduction in headcount.  The remaining restructuring charges for employee severance and benefits costs and facility consolidation and related charges are expected to be recognized before the end of fiscal 2018.  The restructuring liability activities during the six months ended December 31, 2017 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$6.6
Cash payments	(3.0)
Balance as of December 31, 2017	$3.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 30, 2017 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, Internet of Things, or IoT, which includes devices with voice, speech and video within smart homes, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  Every solution we deliver either contains or consists of our touch-, display driver-, fingerprint authentication-based-, voice and speech-, and video-semiconductor solutions, which include our chip, customer-specific firmware, and software.

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

Acquisitions

Conexant

On June 11, 2017, we entered into a securities purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective July 25, 2017, we completed the Conexant Acquisition.  The results of Conexant are included in our condensed consolidated financial statements for the period from July 25, 2017 through December 31, 2017.  For further discussion of the Conexant Acquisition, see Note 6 Acquisitions included in the condensed consolidated financial statements contained elsewhere in this Report.

Marvell

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition. The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective September 8, 2017, we completed the Marvell Business Acquisition.  The results of Marvell are included in our condensed consolidated financial statements for the period from September 8, 2017 through December 31, 2017.  For further discussion of the Marvell Business Acquisition, see Note 6 Acquisitions included in the condensed consolidated financial statements contained elsewhere in this Report.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2017, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2017 (1)	2016	$ Change	% Change	2017 (1)	2016	$ Change	% Change
Mobile product applications	$261.8	$376.6	$(114.8)	(30.5%)	$554.7	$690.6	$(135.9)	(19.7%)
PC product applications	61.7	63.8	(2.1)	(3.3%)	127.0	118.7	8.3	7.0%
IoT product applications	106.9	20.9	86.0	411.5%	166.1	38.2	127.9	334.8%
Net revenue	430.4	461.3	(30.9)	(6.7%)	847.8	847.5	0.3	0.0%
Gross margin	115.2	138.7	(23.5)	(16.9%)	229.6	262.1	(32.5)	(12.4%)
Operating expenses:
Research and development	92.2	73.5	18.7	25.4%	179.3	146.9	32.4	22.1%
Selling, general, and administrative	37.4	32.3	5.1	15.8%	77.7	66.9	10.8	16.1%
Acquired intangibles amortization	3.0	2.4	0.6	25.0%	7.1	6.9	0.2	2.9%
Restructuring costs	6.6	1.7	4.9	288.2%	6.4	7.0	(0.6)	(8.6%)
Operating income/(loss)	(24.0)	28.8	(52.8)	(183.3%)	(40.9)	34.4	(75.3)	(218.9%)
Interest and other income/(expense), net	(4.7)	0.6	(5.3)	(883.3%)	(10.7)	(0.3)	(10.4)	(3466.7%)
Income/(loss) before provision for income taxes	(28.7)	29.4	(58.1)	(197.6%)	(51.6)	34.1	(85.7)	(251.3%)
Provision for income taxes	53.3	6.6	46.7	707.6%	56.5	7.6	48.9	643.4%
Equity investment loss	(0.4)	-	(0.4)	-	(0.8)	-	(0.8)	-
Net income/(loss)	$(82.4)	$22.8	$(105.2)	(461.4%)	$(108.9)	$26.5	$(135.4)	(510.9%)

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on July 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December 31,		Increase/	December 31,		Increase/
	2017 (1)	2016	(Decrease)	2017 (1)	2016	(Decrease)
Mobile product applications	60.8%	81.7%	(20.9%)	65.4%	81.5%	(16.1%)
PC product applications	14.3%	13.8%	0.5%	15.0%	14.0%	1.0%
IoT product applications	24.9%	4.5%	20.4%	19.6%	4.5%	15.1%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	26.8%	30.1%	(3.3%)	27.1%	30.9%	(3.8%)
Operating expenses:
Research and development	21.4%	15.9%	5.5%	21.1%	17.3%	3.8%
Selling, general, and administrative	8.7%	7.0%	1.7%	9.2%	7.9%	1.3%
Acquired intangibles amortization	0.7%	0.5%	0.2%	0.8%	0.8%	0.0%
Restructuring costs	1.5%	0.4%	1.1%	0.8%	0.8%	0.0%
Operating income/(loss)	(5.6%)	6.2%	(11.8%)	(4.8%)	4.1%	(8.9%)
Interest and other income/(expense), net	(1.1%)	0.1%	(1.2%)	(1.3%)	0.0%	(1.3%)
Income/(loss) before provision for income taxes	(6.7%)	6.4%	(13.1%)	(6.1%)	4.0%	(10.1%)
Provision for income taxes	12.4%	1.4%	11.0%	6.7%	0.9%	5.8%
Equity investment loss	(0.1%)	0.0%	(0.1%)	(0.1%)	0.0%	(0.1%)
Net income/(loss)	(19.1%)	4.9%	(24.0%)	(12.8%)	3.1%	(15.9%)

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on July 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Net Revenue

Net revenue was $430.4 million for the three months ended December 31, 2017 compared with $461.3 million for the three months ended December 31, 2016, a decrease of $30.9 million, or 6.7%. Of this net revenue, $261.8 million, or 60.8% was from mobile product applications, $106.9 million, or 24.9% was from IoT product applications, and $61.7 million, or 14.3%, was from PC product applications. The decrease in net revenue for the three months ended December 31, 2017, was attributable to a decrease in mobile and PC product applications, partially offset by an increase in net revenue from IoT product applications. Mobile product applications decreased as a result of a decline in units sold (which decreased 41.1%), partially offset by higher average selling prices for mobile product applications (which increased 18.0%). PC product applications decreased as a result of a decline in units sold (which decreased 10.3%), partially offset by higher average selling prices for PC product applications (which increased 7.8%).  Net revenue from IoT product applications increased primarily as a result of the Conexant Acquisition and Marvell Business Acquisition.

Net revenue was $847.8 million for the six months ended December 31, 2017 compared with $847.5 million for the six months ended December 31, 2016, an increase of $0.3 million, or less than 0.1%. Of this net revenue, $554.7 million, or 65.4% was from mobile product applications, $166.1 million, or 19.6%, was from IoT product applications, and $127.0 million, or 15.0%, was from PC product applications. The increase in net revenue for the six months ended December 31, 2017, was attributable to an increase in net revenue from IoT and PC product applications, partially offset by a decrease in mobile product applications. Net revenue from IoT product applications increased primarily as a result of the Conexant Acquisition and Marvell Business Acquisition.  PC product applications increased as a result of higher average selling prices (which increased 6.2%) and more units sold (which increased 0.7%).  Mobile product applications decreased as a result of a decline in units sold (which decreased 27.4%), partially offset by higher average selling prices for mobile product applications (which increased 10.6%).

Gross Margin

Gross margin as a percentage of net revenue was 26.8%, or $115.2 million, for the three months ended December 31, 2017 compared with 30.1%, or $138.7 million, for the three months ended December 31, 2016. The 330 basis point decline in gross margin was primarily due to $18.2 million of inventory fair value adjustments associated with the Conexant Acquisition and the Marvell Business Acquisition, as well as a $8.2 million increase in acquired intangibles amortization that were charged to cost of revenue during the quarter, partially offset by a favorable mix due primarily to IoT business products which have higher gross margins.

Gross margin as a percentage of net revenue was 27.1%, or $229.6 million, for the six months ended December 31, 2017 compared with 30.9%, or $262.1 million, for the six months ended December 31, 2016. The 380 basis point decline in gross margin was primarily due to $33.9 million of inventory fair value adjustments associated with the Conexant Acquisition and the Marvell Business Acquisition, as well as a $12.0 million increase in acquired intangibles amortization that were charged to cost of revenue during the quarter, partially offset by a favorable mix due primarily to IoT business products which have higher gross margins.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $18.7 million to $92.2 million for the three months ended December 31, 2017, compared with the three months ended December 31, 2016. The increase in research and development expenses primarily reflected a $15.4 million increase in personnel-related costs, which included additional headcount due to our recent acquisitions; a $2.9 million increase in infrastructure related costs; a $1.2 million increase in software licensing costs; and a $0.7 million increase in non-employee services; partially offset by a $2.2 million decrease in supplies and project related costs.

Research and development expenses increased $32.4 million to $179.3 million for the six months ended December 31, 2017 compared with the six months ended December 31, 2016. The increase in research and development expenses primarily reflected a $25.4 million increase in personnel-related costs, which included additional headcount due to our recent acquisitions; a $4.8 million increase in infrastructure related costs; a $1.1 million increase in software licensing costs; a $1.3 million increase in travel related expenses; and a $1.2 million increase in non-employee services; partially offset by a $1.7 million decrease in supplies and project related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.1 million to $37.4 million for the three months ended December 31, 2017, compared with the three months ended December 31, 2016. The increase in selling, general, and administrative expenses primarily reflected an increase in personnel-related costs, which included additional headcount due to our recent acquisitions.

Selling, general, and administrative expenses increased $10.8 million to $77.7 million for the six months ended December 31, 2017, compared with the six months ended December 31, 2016. The increase in selling, general, and administrative expenses primarily reflected an increase in personnel-related costs, which included additional headcount due to our recent acquisitions.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs.  Restructuring costs of $6.6 million in the three months ended December 31, 2017 reflect severance costs related to restructuring of the operations to reduce operating costs which commenced in the second quarter of fiscal 2018. We expect to incur additional restructuring costs in fiscal 2018 as our restructuring activities are completed, which will include additional severance costs and facility consolidation costs, ranging from $2.9 million to $3.9 million.  See Note 15 to the condensed consolidated financial statements contained elsewhere in this report.  Restructuring costs of $7.0 million in the six months ended December 31, 2016, reflect severance costs related to restructuring of the operations to reduce operating costs which commenced in the fourth quarter of fiscal 2016.

Interest and other income/(expense), net. Interest and other income/(expense), net primarily includes the amortization of debt discount and issuance costs, as well as interest on the debt.  See Liquidity and Capital Resources included in the next section of this Report.

Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 is a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate will be 21%.

As of December 31, 2017, we have not fully completed our accounting for the tax effects of the Act; however, in certain cases, we have made a reasonable estimate of the effects of the enactment. In cases where we have not been able to make a reasonable estimate, we continue to account for those items based on our existing accounting policies. For the items for which we were able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate, we recognized provisional tax expense of $46.5 million, which is included as a component of provision for income tax expenses in the three and six months ended December 31, 2017. Of the $46.5 million provisional tax expense, $54.4 million was for discrete tax expense items consisting of the one-time transition tax and the remeasurement of the beginning balance of U.S. federal deferred tax assets, partially offset by a non-discrete tax benefit of $7.9 million, which has an impact of 12.6% on our annual effective tax rate. As of December 31, 2017, we remeasured our U.S. federal deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and recorded a discrete tax provision of $5.1 million.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $49.3 million, net of foreign tax credits. We also expect to fully utilize all of our federal research tax credit carryforwards generated from previous years.

We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. This amount may change when we finalize the determination of our E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We did not have the necessary information prepared or analyzed to develop a reasonable estimate of the tax liability, if any, for our remaining outside basis difference including any deferred tax accounting that may be required due to other provisions in the Act beyond the one-time transition tax, including how that accounting may be affected by our ongoing accounting position to indefinitely reinvest unremitted foreign earnings.

We account for income taxes under the asset and liability method. The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before provision for income taxes, excluding the effects of significant unusual or infrequently occurring discrete items.  The tax effects of discrete items are recorded in the same period that the related discrete items are reported and results in a difference between the actual effective tax rate and the estimated annual effective tax rate.

The provision for income taxes of $53.3 million and $6.6 million for the three months ended December 31, 2017 and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the three months ended December 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

The provision for income taxes of $56.5 million and $7.6 million for the six months ended December 31, 2017, and 2016, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2017 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the three months ended December 31, 2016, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, and the impact of accounting for qualified stock options.

Liquidity and Capital Resources

Our cash and cash equivalents were $252.2 million as of December 31, 2017, compared with $367.8 million as of June 30, 2017, a decrease of $115.6 million.  The decrease primarily reflected the combination of $395.9 million used for the acquisition of businesses, net of cash and cash equivalents acquired; $220.0 million for payment of debt; $93.6 million used to repurchase 1,698,400 shares of our common stock; and $19.5 million used for the purchase of property and equipment; partially offset by $514.5 million in net proceeds from issuance of convertible notes and $103.2 million of net cash provided by operating activities. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of December 31, 2017, $162.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we may be required to accrue and pay certain state and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2017 generated $103.2 million compared with $52.4 net cash generated during the six months ended December 31, 2016. From June 30, 2017 to December 31, 2017, our days sales outstanding decreased slightly from 54 days to 49 days. Our annual inventory turns decreased from nine to eight due to the additional inventory acquired in recent acquisitions, including the fair value adjustment recorded as part of the purchase accounting for such acquisitions. From June 30, 2016 to December 31, 2016, our days sales outstanding decreased from 70 days to 51 days, due to a much smaller percentage of the quarter’s net revenue occurring late in the December 31, 2016 quarter compared with a much larger percentage of the quarter’s net revenue occurring late in the June 30, 2016 quarter. Our annual inventory turns increased from six to eight during the same period.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 31, 2017 consisted of $395.9 million for the acquisition of businesses, net of cash and cash equivalents acquired, $19.5 million for purchases of property and equipment, and $7.7 million for purchases of intangible assets.  Cash used in investing activities during the six months ended December 31, 2016 consisted of $20.3 million for purchase of property and equipment and $15.8 million for the investment in a direct financing lease, partially offset by $7.5 million of proceeds from sales of investments.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended December 31, 2017 was $204.4 million compared with $26.9 million used in financing activities for the six months ended December 31, 2016. Net cash provided by financing activities for the six months ended December 31, 2017 was primarily related to $514.5 million in proceeds from issuance of convertible debt, net of issuance costs, partially offset by $220.0 million used for payment of debt and $93.6 million used to repurchase 1,698,400 shares of our common stock.  Net cash used in financing activities for the three months ended December 31, 2016 primarily related to $25.0 million used to repurchase 508,063 shares of our common stock, $11.3 million for the payment of debt, partially offset by $13.1 million in proceeds from issuance of shares.

Common Stock Repurchase Program. As of December 31, 2017, our board has cumulatively authorized $1.3 billion for our common stock repurchase program, which will expire in July 2019. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2017, we purchased 27,639,876 shares of our common stock in the open market for an aggregate cost of $1.1 billion. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the six months ended December 31, 2017, we repurchased 1,698,400 shares of our common stock for a total cost of $93.6 million. As of December 31, 2017, the remaining available authorization under our common stock repurchase program is $226.1 million.

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which includes proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

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

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 31, 2017, there is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of December 31, 2017, there is no balance outstanding under the revolving credit facility.

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

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, but if we did remit such earnings we may be required to accrue and pay certain state and foreign taxes to repatriate these funds, which would adversely impact our financial position and results of operations.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 31, 2017 were as follows (in millions):

	Remaining in Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Thereafter	Total
Long-term debt (1)	$1.3	$2.6	$2.6	$2.6	$527.6	$-	$-	$536.7
Leases	7.5	6.1	3.3	1.1	0.4	0.5	-	18.9
Purchase obligations and other commitments (2)	42.9	16.9	8.6	2.0	-	-	-	70.4
Other obligations (3)	8.7	-	-	-	-	-	-	8.7
Total	$60.4	$25.6	$14.5	$5.7	$528.0	$0.5	$-	$634.7

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)	Represents payments retained in connection with the earnout consideration related to the Validity acquisition.

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement.  The earnout period for this arrangement was complete as of March 31, 2016. As of December 31, 2017, $8.7 million of the final earnout consideration liability is outstanding; this balance represents amounts we have not paid and have retained, subject to resolution of matters relating to the Amkor Technology legal dispute (see Legal Proceedings under Note 9 included in the condensed consolidated financial statements contained elsewhere in this Report).

The amounts in the table above exclude unrecognized tax benefits of $18.0 million. As of December 31, 2017, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective, and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We did not early adopt the new standard.  The new standard permits the use of either the full retrospective or modified retrospective transition method and we plan to adopt the standard using the modified retrospective transition method.  Based on our current assessment of the ASU and our related customer contracts and current revenue recognition methodologies and processes, the new revenue standard is not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, our market risk related to interest rates on our cash and cash equivalents and ARS investments, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

Variable Interest Rate Risk

As of December 31, 2017, there is no balance outstanding under our revolving credit facility. The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.

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

Our assessment excluded Conexant which was acquired on July 25, 2017. Conexant had net revenues of approximately $57.4 million and total tangible assets of approximately $75.1 million, which are included in our condensed consolidated financial statements as of and for the six months ended December 31, 2017. We are currently assessing the control environment of this acquired business. Conexant’s sales constitute approximately 6.8% of our sales for the quarterly period covered by this Report, and Conexant’s tangible assets constitute approximately 5.0% of our total assets as of the end of such period.

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

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the following factors, together with all the other information included in this report and in the factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017, in evaluating our company and our business.

Comprehensive changes in tax laws could adversely affect our consolidated financial position, results of operations or cash flows.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S federal corporate tax rate, limitation of the tax deduction for interest expense, a limitation on the deduction for net operating losses, elimination of net operating loss carrybacks, one-time taxation of foreign earnings at reduced tax rates regardless of whether they are repatriated, elimination of U.S. federal tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, a limitation on the deduction for compensation paid to certain executive officers, and modifying or repealing many business deductions and credits. As regulations, new legislation, or technical corrections are enacted to interpret various elements of the Act, these changes may result in adjustments to our estimates.

Notwithstanding the reduction in the corporate U.S. federal corporate tax rate, the initial impact of accounting for the Act was a material increase to our provision for income taxes in the quarter of enactment.  The ongoing impact is uncertain, pending completion of U.S. federal and state regulations and guidance, and could adversely affect our consolidated financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.3 billion for our common stock repurchase program, which expires at the end of July 2019.  As of December 31, 2017, the remaining amount authorized for the repurchase of our common stock is $226.1 million.  There were no repurchases under our common stock repurchase program during the three-month period ended December 31, 2017.

ITEM 6. EXHIBITS

10.3*	Synaptics Incorporated Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 31, 2017 (1)

10.24(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan

10.24(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan

10.26*	Change of Control Severance Policy for Principal Executive Officers

10.27*	Severance Policy for Principal Executive Officers

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on November 3, 2017.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 8, 2018	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: February 8, 2018	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer