Form 10-Q
period 2018-03-31
SYNAPTICS Inc
filed 2018-05-09
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of Common Stock outstanding at April 27, 2018: 34,614,153

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March 31,	June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$283.4	$367.8
Accounts receivable, net of allowances of $2.6 at March 31, 2018 and June 30, 2017	258.2	255.2
Inventories	108.5	131.4
Prepaid expenses and other current assets	16.0	37.6
Total current assets	666.1	792.0
Property and equipment at cost, net of accumulated depreciation of $129.1 and $106.8 at March 31, 2018 and June 30, 2017, respectively	118.7	113.8
Goodwill	404.2	206.8
Acquired intangibles, net	209.4	101.0
Non-current other assets	45.3	53.1
	$1,443.7	$1,266.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$132.1	$135.8
Accrued compensation	18.2	31.9
Income taxes payable	16.7	17.2
Acquisition-related liabilities	8.7	8.7
Other accrued liabilities	91.2	101.8
Current portion of long-term debt	-	15.0
Total current liabilities	266.9	310.4
Long-term debt, net of issuance costs	-	202.0
Convertible notes, net	446.5	-
Deferred tax liabilities	6.1	-
Other long-term liabilities	28.3	14.1
Total liabilities	747.8	526.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 62,234,111 and 60,579,911 shares issued, and 34,594,235 and 34,638,435 shares outstanding, at March 31, 2018 and June 30, 2017, respectively	0.1	0.1
Additional paid-in capital	1,160.3	1,004.8
Treasury stock: 27,639,876 and 25,941,476 common treasury shares at March 31, 2018 and June 30, 2017, respectively, at cost	(1,073.9)	(980.3)
Accumulated other comprehensive income	1.5	1.5
Retained earnings	607.9	714.1
Total stockholders' equity	695.9	740.2
	$1,443.7	$1,266.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenue	$394.0	$444.2	$1,241.8	$1,291.7
Cost of revenue	271.1	309.5	889.3	894.9
Gross margin	122.9	134.7	352.5	396.8
Operating expenses:
Research and development	93.7	71.6	273.0	218.5
Selling, general, and administrative	37.9	38.1	115.6	105.0
Acquired intangibles amortization	1.4	2.4	8.5	9.3
Restructuring	2.2	0.3	8.6	7.3
Litigation settlement charge	-	10.0	-	10.0
Total operating expenses	135.2	122.4	405.7	350.1
Operating income/(loss)	(12.3)	12.3	(53.2)	46.7
Interest and other expense, net	(4.7)	(1.5)	(15.4)	(1.8)
Income/(loss) before provision/(benefit) for income taxes and equity investment loss	(17.0)	10.8	(68.6)	44.9
Provision/(benefit) for income taxes	(3.9)	6.3	52.6	13.9
Equity investment loss	(0.6)	-	(1.4)	-
Net income/(loss)	$(13.7)	$4.5	$(122.6)	$31.0
Net income/(loss) per share:
Basic	$(0.40)	$0.13	$(3.61)	$0.89
Diluted	$(0.40)	$0.13	$(3.61)	$0.87
Shares used in computing net income/(loss) per share:
Basic	34.5	34.8	34.0	34.9
Diluted	34.5	35.4	34.0	35.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income/(loss)	$(13.7)	$4.5	$(122.6)	$31.0
Other comprehensive loss:
Change in unrealized net loss on investments	-	-	-	(1.5)
Reclassification from accumulated other comprehensive income to interest income for accretion of non-current investments	-	-	-	(0.3)
Net current period-other comprehensive loss	-	-	-	(1.8)
Comprehensive income/(loss)	$(13.7)	$4.5	$(122.6)	$29.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income/(loss)	$(122.6)	$31.0
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	53.1	46.3
Depreciation and amortization	28.6	25.0
Acquired intangibles amortization	62.0	45.2
Deferred taxes	16.8	(11.7)
Non-cash interest	-	(0.3)
Amortization of convertible debt discount and issuance costs	12.7	-
Amortization of debt issuance costs	1.5	0.8
Impairment recovery on investments	-	(1.9)
Equity investment loss	1.4	-
Foreign currency remeasurement loss	0.1	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	8.2	6.0
Inventories	102.2	(10.6)
Prepaid expenses and other current assets	20.9	(25.6)
Other assets	(7.2)	4.9
Accounts payable	(15.9)	1.6
Accrued compensation	(15.4)	(10.6)
Acquisition-related liabilities	-	(16.8)
Income taxes payable	1.8	(0.2)
Other accrued liabilities	(11.1)	21.4
Net cash provided by operating activities	137.1	104.5
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(396.4)	-
Proceeds from sales of investments	-	7.5
Purchases of property and equipment	(27.5)	(26.1)
Purchase of intangible assets	(7.7)	-
Investment in direct financing lease	-	(15.8)
Net cash used in investing activities	(431.6)	(34.4)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	514.5	-
Payment of debt	(220.0)	(15.0)
Purchases of treasury stock	(93.6)	(88.0)
Proceeds from issuance of shares	15.0	14.7
Payment of debt issuance costs	(1.1)	-
Excess tax benefit from share-based compensation	-	1.6
Payroll taxes for deferred stock and market stock units	(4.8)	(5.5)
Net cash provided by/(used in) financing activities	210.0	(92.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.0)
Net decrease in cash and cash equivalents	(84.4)	(23.1)
Cash and cash equivalents at beginning of period	367.8	352.2
Cash and cash equivalents at end of period	$283.4	$329.1

Supplemental disclosures of cash flow information
Cash paid for taxes	$26.0	$21.5
Cash refund on taxes	$1.0	$10.0
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3.8	$2.5
Common stock issued pursuant to acquisition	$39.1	$-

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2018 is a 53-week period ending June 30, 2018, and our fiscal 2017 was a 52-week period ending on June 24, 2017. The fiscal periods presented in this report are 13-week and 40-week periods for the three and nine months ended March 31, 2018, respectively, and 13-week and 39-week periods for the three and nine months ended March 25, 2017, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations, and resulted in net losses of $0.3 million and $0.8 million in the three and nine months ended March 31, 2018 and net losses of $0.4 million in the three and nine months ended March 31, 2017.

2. Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed or determinable, and collection is reasonably assured. We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue. Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable. The majority of our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and revenue recognition and provide for only limited return rights under product warranty.  Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  Some of our sales are to distributors which have limited stock rotation rights, which allow them to rotate a small portion of product in their inventory a maximum of two times per year.  We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we can reasonably estimate expected product returns when right of return exists.  When sales rebates, price allowances and stock rotations are applicable, they are estimated and recorded in the period the related revenue is recognized.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net income/(loss)	$(13.7)	$4.5	$(122.6)	$31.0
Denominator:
Shares, basic	34.5	34.8	34.0	34.9
Effect of dilutive share-based awards	-	0.6	-	0.8
Shares, diluted	34.5	35.4	34.0	35.7
Net income/(loss) per share:
Basic	$(0.40)	$0.13	$(3.61)	$0.89
Diluted	$(0.40)	$0.13	$(3.61)	$0.87

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

Dilutive net income per share amounts do not include the potential weighted average effect of 2,818,358 and 2,380,552 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 31, 2018 and 2017, respectively, and 2,427,566 and 1,739,783 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 31, 2018, and 2017, respectively.  These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	March 31,			June 30,
	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$259.0	$-	$-	$361.7	$-	$-
Auction rate securities	-	-	1.5	-	-	1.5
Total available-for-sale securities	$259.0	$-	$1.5	$361.7	$-	$1.5

In our condensed consolidated balance sheets, as of March 31, 2018 and June 30, 2017, money market balances were included in cash and cash equivalents, and auction rate securities, or ARS investments, were included in non-current other assets.

There were no changes in fair value of our Level 3 financial assets during the nine months ended March 31, 2018.  There were no transfers in or out of our Level 1, 2, or 3 assets during the nine months ended March 31, 2018 and 2017.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March 31,	June 30,
	2018	2017
Raw materials and work-in-progress	$71.4	$94.7
Finished goods	37.1	36.7
	$108.5	$131.4

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

6. Acquisitions

Conexant

On June 11, 2017, we entered into a securities purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective July 25, 2017, or the Conexant Closing Date, we completed the Conexant Acquisition for an initial purchase price of (i) $305.4 million in cash (on a cash-free, debt-free basis) and (ii) 726,666 shares of our common stock, or the Stock Consideration, valued at $39.1 million, and (iii) the assumption of a $3.5 million stock appreciation rights liability, with $16.8 million of the purchase price held in escrow to secure the seller’s indemnification obligations under the purchase agreement and $7.0 million of the purchase price held in escrow to secure the seller’s adjustment escrow obligations under the purchase agreement.  Subsequently, we determined that $1.8 million of net adjustments to the purchase price were required, reducing the acquisition date fair value of the consideration transferred to a total of $346.2 million. The Stock Consideration was issued at closing in an exempt private placement. On August 4, 2017, we filed a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at March 31, 2018, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  Additional information, which existed as of the Conexant Closing Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Conexant Closing Date.  Changes to amounts recorded as inventory, other current assets, acquired intangible assets and other accrued liabilities will be recorded as adjustments to the provisional amounts recognized as of the Conexant Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Conexant Closing Date (in millions):

Cash	$4.3
Accounts receivable	11.7
Inventory	51.0
Other current assets	3.5
Property and equipment	3.2
Acquired intangible assets	116.9
Other assets	0.9
Total identifiable assets acquired	191.5
Accounts payable	14.2
Accrued compensation	1.3
Other accrued liabilities	9.0
Other long-term liabilities	3.0
Net identifiable assets acquired	164.0
Goodwill	182.2
Net assets acquired	$346.2

As of September 30, 2017, and December 30, 2017, the preliminary estimate of the intangible assets was $152.5 million.  As of March 31, 2018, we have revised our preliminary estimate of the intangible assets to $116.9 million which resulted in a $35.6 million reduction to the intangible assets and a corresponding increase to goodwill.  As a result, a $2.2 million increase in operating income/(loss) related to the six months ended December 30, 2017, was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2018. The change in operating income/(loss) was primarily attributed to a decrease of $0.9 million to cost of revenue related to the amortization of acquired intangible assets and a decrease of $1.3 million in operating expenses related to the amortization of acquired intangible assets.

The revised preliminary estimate of the intangible assets as of March 31, 2018, totaling $116.9 million included the following: $93.2 million was allocated to developed technology and will amortize over an estimated weighted average useful life of 5 years; $21.7 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $1.7 million was allocated to trademarks and will be amortized over an estimated useful life of 7 years; and $0.3 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year.  Developed technology consists of semiconductor system solutions for audio and imaging applications.  We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 8% to 12%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Conexant as of the Conexant Closing Date.

As of March 31, 2018, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Conexant Acquisition, we did not have an existing relationship or transactions with Conexant.

The condensed consolidated financial statements include approximately $87.8 million of revenue and approximately $34.7 million of operating loss from Conexant from the Conexant Closing Date through March 31, 2018.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$394.0	$469.1	$1,249.9	$1,372.0
Net income/(loss)	(13.8)	(0.4)	(122.4)	19.8
Net income/(loss) per share	(0.40)	(0.01)	(3.60)	0.57

Pro forma adjustments used to arrive at pro forma net income for the three and nine months ended March 31, 2018, and 2017, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Buyer transaction costs	$-	$-	$0.9	$-
Interest expense	-	(4.5)	-	(13.6)
Intangible amortization	-	(6.1)	(1.7)	(16.5)
Depreciation	(0.2)	(0.2)	(0.3)	(0.7)
Income tax adjustment	0.1	3.8	0.3	10.8
Total	$(0.1)	$(7.0)	$(0.8)	$(20.0)

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

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at March 31, 2018, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  Additional information, which existed as of the Marvell Closing Date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Marvell Closing Date.  Changes to amounts recorded as inventory and acquired intangible assets will be recorded as adjustments to the provisional amounts recognized as of the Marvell Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the provisional amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Marvell Business Acquisition date (in millions):

Inventory	$28.4
Property and equipment	5.0
Acquired intangible assets	45.7
Total identifiable assets acquired	79.1
Accrued liabilities	0.7
Net identifiable assets acquired	78.4
Goodwill	15.3
Net assets acquired	$93.7

Of the $45.7 million of acquired intangible assets, $24.9 million was allocated to developed technology and will be amortized over an estimated weighted average useful life of 4 years; $16.2 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $1.0 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $3.6 million was allocated to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete.  Developed technology consists of semiconductor system solutions for advanced video and audio processing applications.  We preliminarily estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 19%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Marvell Business assets as of the Marvell Closing Date.

As of March 31, 2018, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Marvell Business Acquisition, we did not have an existing relationship or transactions with Marvell.

The condensed consolidated financial statements include approximately $98.1 million of revenue and approximately $12.7 million of operating loss from Marvell from the Marvell Closing Date through March 31, 2018.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$394.0	$469.1	$1,345.2	$1,367.1
Net income/(loss)	(13.7)	15.0	(121.3)	19.8
Net income/(loss) per share	(0.40)	0.45	(3.57)	0.58

Pro forma adjustments used to arrive at pro forma net loss for the three and nine months ended March 31, 2018 and 2017, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Buyer transaction costs	$-	$-	$1.1	$-
Interest expense	-	(4.9)	-	(14.7)
Intangible amortization	-	(5.6)	(1.2)	(7.3)
Income tax adjustment	-	3.7	-	7.7
Total	$-	$(6.8)	$(0.1)	$(14.3)

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of March 31, 2018 and June 30, 2017 (in millions):

	Weighted Average Life in Years	March 31, 2018	June 30, 2017
Display driver technology	5.3	$164.0	$164.0
Audio and video technology	4.7	118.2	-
Customer relationships	3.6	66.2	48.4
Fingerprint authentication technology	4.0	55.7	63.5
Licensed technology and other	4.3	9.0	1.3
Tradename	7.0	1.7	-
Patents	7.7	4.6	4.8
Backlog	0.5	1.3	-
In-process research and development	Not applicable	3.6	-
Acquired intangibles, gross	4.6	424.3	282.0
Accumulated amortization		(214.9)	(181.0)
Acquired intangibles, net		$209.4	$101.0

The total amortization expense for the acquired intangible assets was $18.7 million and $14.0 million for the three months ended March 31, 2018 and 2017, respectively, and $62.0 million and $45.2 million for the nine months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017, $17.2 million and $11.7 million, respectively, and $53.4 million and $35.9 million for the nine months ended March 31, 2018 and 2017, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of March 31, 2018 (in millions):

Remainder of 2018	$20.9
2019	71.7
2020	48.2
2021	35.3
2022	25.8
2023	3.2
Thereafter	0.7
To be determined	3.6
Future amortization	$209.4

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for the nine months ended March 31, 2018 were as follows (in millions):

Beginning balance	$206.8
Acquisition activity	157.3
Post-acquisition adjustments	40.1
Ending balance	$404.2

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31,	June 30,
	2018	2017
Customer obligations	$30.9	$34.8
Inventory obligations	27.0	41.8
Warranty	6.5	4.4
Other	26.8	20.8
	$91.2	$101.8

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity Sensors, Inc., or Validity, to secure our rights under the Agreement and Plan of Reorganization between us and Validity (the “Validity Agreement”). Pursuant to the Validity Agreement, we believe we can offset costs, damages and settlements incurred in connection with our defense and resolution of the complaint with Amkor against the contingent consideration earnout balance of $8.7 million and have classified the reserve balance as a current acquisition-related liability in our condensed consolidated balance sheet.  In April 2017, we agreed to settle this case with Amkor on undisclosed terms that include each party licensing and assigning certain intellectual property rights, and cash payments.  Settlement costs incurred in connection with this litigation have been recorded in our condensed consolidated financial statements in fiscal 2017 and all but an immaterial amount was paid during our fiscal 2017.  The indemnification claim against the former stockholders and option holders of Validity is in arbitration and remains outstanding.

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

The contractual interest expense and amortization of discount on the Notes for the nine months ended March 31, 2018, were as follows (in millions):

Nine Months Ended
March 31,
2018
Interest expense	$2.0
Amortization of discount and debt issuance costs	12.7
Total interest	$14.7

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of March 31, 2018 were $7.9 million and $70.7 million, respectively.

Revolving Credit Facility and Term Loan Arrangement

At the end of fiscal 2017, we had $220.0 million principal outstanding under our credit agreement (as discussed in the notes to consolidated financial statements included in our Form 10-K filed for the year ended June 24, 2017) consisting of $100.0 million under our revolving credit facility and $120.0 million under our term loan arrangement. At the beginning of fiscal 2018, we issued $525.0 million principal amount of convertible senior notes, or the Notes, and utilized a portion of the proceeds from our Notes to retire the outstanding principal and interest balances on our revolving credit facility and our term loan arrangement.  At the end of July 2017, we made an election to reduce the commitment under the revolving credit facility from $450.0 million to $250.0 million as we were able to complete the Conexant Acquisition with available cash.

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of March 31, 2018, there is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

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

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of revenue	$0.9	$0.6	$2.3	$1.7
Research and development	10.0	8.7	28.9	25.0
Selling, general, and administrative	7.9	6.8	21.9	19.6
Total	$18.8	$16.1	$53.1	$46.3
Income tax benefit on share-based compensation	$3.4	$4.1	$6.1	$12.1

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

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2017	2,490,168	$49.20
Granted	61,825	45.32
Exercised	(359,541)	22.87
Forfeited	(180,812)	64.39
Balance as of March 31, 2018	2,011,640	52.42	$13.3
Exercisable at March 31, 2018	1,702,535	51.07	$13.3

The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2018 of $45.73 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2017	1,320,798
Granted	1,291,303
Delivered	(480,778)
Forfeited	(205,364)
Balance as of March 31, 2018	1,925,959	$88.1

The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2018 of $45.73.

Of the shares delivered, 123,583 shares valued at $4.8 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers and other management members, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index for grants beginning in fiscal 2018 and relative to the Philadelphia Semiconductor Index, or SOX Index, for grants made prior to fiscal 2018. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SPSISC Index TSR or SOX Index TSR using the following formula:

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

During the nine months ended March 31, 2018, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of March 31, 2018 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2017	158,596
Granted	300,071
Performance adjustment	(68,003)
Delivered	-
Forfeited	(35,938)
Balance as of March 31, 2018	354,726	$16.2

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $16.9 million as of March 31, 2018, which will be recognized over a weighted average period of approximately 1.4 years.

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

During the nine months ended March 31, 2018, there were 315,380 PSUs granted, 20,839 PSUs forfeited, and no PSUs were delivered.  The aggregate intrinsic value of all outstanding PSUs as of March 31, 2018 was $13.5 million.

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $9.4 million as of March 31, 2018, which will be recognized over a weighted average period of approximately 1.7 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 31, 2018 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	210,798
Weighted average purchase price	$32.17
Cash received	$6.8
Aggregate intrinsic value	$1.2

12. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 is a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate will be 21%.

As of March 31, 2018, we have not finalized our accounting for the tax impact of the Act; however, in certain cases, we have made a reasonable estimate of the impact of the enactment. In cases where we have not been able to make a reasonable estimate, we continue to account for those items based on our existing accounting policies. For those items in which we could determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate, we recognized provisional tax expense of $46.2 million, which is included as a component of provision for income tax expenses in the nine months ended March 31, 2018. Of the $46.2 million provisional tax expense, $54.4 million was for discrete tax expense items consisting of the one-time transition tax and the remeasurement of the beginning balance of U.S. federal deferred tax assets, partially offset by a non-discrete tax benefit of $8.2 million, which has an impact of 10.6% on our annual effective tax rate. In the quarter the Act was enacted, we remeasured our U.S. federal deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and recorded a discrete tax provision of $5.1 million.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $49.3 million, net of foreign tax credits. We expect to fully utilize all of our federal research tax credit carryforwards generated from previous years.

We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. This amount may change when we finalize the determination of our E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We do not have the necessary information prepared or analyzed to develop a reasonable estimate of the tax liability, if any, for our remaining outside basis difference including any deferred tax accounting that may be required due to other provisions in the Act beyond the one-time transition tax, including how that accounting may be affected by our ongoing accounting position to indefinitely reinvest unremitted foreign earnings.

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

The benefit for income taxes of $3.9 million and provision for income taxes of $6.3 million for the three months ended March 31, 2018 and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the benefit of research credits and excess share-based compensation deductions, partially offset by foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates. The effective tax rate for the three months ended March 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options, partially offset by foreign income taxed at lower tax rates and research credits.

The provision for income taxes of $52.6 million and $13.9 million for the nine months ended March 31, 2018, and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the nine months ended March 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $2.9 million during the nine months ended March 31, 2018, to $18.1 million from $15.2 million at June 30, 2017, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2018 were $1.4 million; this balance increased by $0.2 million compared to June 30, 2017. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes may include an increase in our liability of up to $3.5 million.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
China	$204.9	$227.5	$624.6	$634.7
Japan	87.6	118.9	275.9	316.6
Taiwan	53.2	14.9	156.5	48.3
United States	14.1	50.8	79.1	172.1
South Korea	15.5	24.6	49.2	103.9
Other	18.7	7.5	56.5	16.1
	$394.0	$444.2	$1,241.8	$1,291.7

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Mobile product applications	$244.8	$369.2	$799.5	$1,059.8
PC product applications	60.2	53.2	187.2	171.9
IoT product applications	89.0	21.8	255.1	60.0
	$394.0	$444.2	$1,241.8	$1,291.7

As a result of our recent acquisitions, we are presenting a new revenue line for IoT.  Certain reclassifications have been made to the prior year revenue presentation in the above table in order to conform to the current year revenue presentation.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Customer A	17%	27%	16%	24%
Customer B	11%	*	11%	*
Customer C	*	17%	*	19%
Customer D	*	10%	*	*
Customer E	11%	13%	*	10%

*Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March 31,	June 30,
	2018	2017
Customer A	16%	13%
Customer B	12%	15%
Customer C	11%	*
Customer D	10%	17%
Customer E	*	10%

*	Less than 10%

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

15. Restructuring Activities

In November 2017, we committed to a plan and initiated a restructuring action intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies. While the total cost of this restructuring action is subject to change as we refine our plans, we currently estimate the cost to be $9.5 million to $9.9 million for fiscal 2018.  Restructuring costs related to the November 2017 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations.  These costs primarily related to severance costs for a reduction in headcount.  The remaining restructuring charges for employee severance and benefits costs and facility consolidation and related charges are expected to be recognized before the end of fiscal 2018.  The restructuring liability activities during the nine months ended March 31, 2018 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Accruals	$8.3	$0.5	$8.8
Cash payments	(7.0)	-	(7.0)
Non-cash settlements	-	(0.3)	(0.3)
Balance as of March 31, 2018	$1.3	$0.2	$1.5

In April 2018, we committed to and initiated a restructuring to close a research and development facility. We estimate the costs to be $2.3 million to $2.7 million, and expect the activities to be substantially complete by the end of fiscal 2018. Estimated costs include employee severance and related benefits and facility closure charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Acquisitions

Conexant

On June 11, 2017, we entered into a securities purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective July 25, 2017, we completed the Conexant Acquisition.  The results of Conexant are included in our condensed consolidated financial statements for the period from July 25, 2017 through March 31, 2018.  For further discussion of the Conexant Acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Marvell

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition. The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective September 8, 2017, we completed the Marvell Business Acquisition.  The results of Marvell are included in our condensed consolidated financial statements for the period from September 8, 2017 through March 31, 2018.  For further discussion of the Marvell Business Acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

Results of Operations

As a result of our recent acquisitions, we are presenting a new revenue line for revenue derived from the IoT market. Certain reclassifications have been made to the prior period revenue presentation to conform to the current period revenue presentation. Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018 (1)	2017	$ Change	% Change	2018 (1)	2017	$ Change	% Change
Mobile product applications	$244.8	$369.2	$(124.4)	(33.7%)	$799.5	$1,059.8	$(260.3)	(24.6%)
PC product applications	60.2	53.2	7.0	13.2%	187.2	171.9	15.3	8.9%
IoT product applications	89.0	21.8	67.2	308.3%	255.1	60.0	195.1	325.2%
Net revenue	394.0	444.2	(50.2)	(11.3%)	1,241.8	1,291.7	(49.9)	(3.9%)
Gross margin	122.9	134.7	(11.8)	(8.8%)	352.5	396.8	(44.3)	(11.2%)
Operating expenses:
Research and development	93.7	71.6	22.1	30.9%	273.0	218.5	54.5	24.9%
Selling, general, and administrative	37.9	38.1	(0.2)	(0.5%)	115.6	105.0	10.6	10.1%
Acquired intangibles amortization	1.4	2.4	(1.0)	(41.7%)	8.5	9.3	(0.8)	(8.6%)
Restructuring costs	2.2	0.3	1.9	633.3%	8.6	7.3	1.3	17.8%
Litigation settlement charge	-	10.0	(10.0)	(100.0%)	-	10.0	(10.0)	(100.0%)
Operating income/(loss)	(12.3)	12.3	(24.6)	(200.0%)	(53.2)	46.7	(99.9)	(213.9%)
Interest and other expense, net	(4.70)	(1.50)	(3.20)	(213.3%)	(15.40)	(1.80)	(13.60)	(755.6%)
Income/(loss) before provision for income taxes	(17.0)	10.8	(27.8)	(257.4%)	(68.6)	44.9	(113.5)	(252.8%)
Provision/(benefit) for income taxes	(3.9)	6.3	(10.2)	(161.9%)	52.6	13.9	38.7	278.4%
Equity investment loss	(0.6)	-	(0.6)	-	(1.4)	-	(1.4)	-
Net income/(loss)	$(13.7)	$4.5	$(18.2)	(404.4%)	$(122.6)	$31.0	$(153.6)	(495.5%)

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on July 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March 31,		Increase/	March 31,		Increase/
	2018 (1)	2017	(Decrease)	2018 (1)	2017	(Decrease)
Mobile product applications	62.1%	83.1%	(21.0%)	64.4%	82.10%	(17.7%)
PC product applications	15.3%	12.0%	3.3%	15.1%	13.30%	1.8%
IoT product applications	22.6%	4.9%	17.7%	20.5%	4.60%	15.9%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	31.2%	30.3%	0.9%	28.4%	30.7%	(2.3%)
Operating expenses:
Research and development	23.8%	16.1%	7.7%	22.0%	16.9%	5.1%
Selling, general, and administrative	9.6%	8.6%	1.0%	9.3%	8.1%	1.2%
Acquired intangibles amortization	0.4%	0.5%	(0.1%)	0.7%	0.7%	0.0%
Restructuring costs	0.6%	0.1%	0.5%	0.7%	0.6%	0.1%
Litigation settlement charge	0.0%	2.3%	(2.3%)	0.0%	0.8%	(0.8%)
Operating income/(loss)	(3.1%)	2.8%	(5.9%)	(4.3%)	3.6%	(7.9%)
Interest and other expense, net	(1.2%)	(0.3%)	(0.9%)	(1.2%)	(0.1%)	(1.1%)
Income/(loss) before provision for income taxes	(4.3%)	2.4%	(6.7%)	(5.5%)	3.5%	(9.0%)
Provision for income taxes	(1.0%)	1.4%	(2.4%)	4.2%	1.1%	3.1%
Equity investment loss	(0.2%)	0.0%	(0.2%)	(0.1%)	0.0%	(0.1%)
Net income/(loss)	(3.5%)	1.0%	(4.5%)	(9.9%)	2.4%	(12.3%)

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on July 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Net Revenue

Net revenue was $394.0 million for the three months ended March 31, 2018 compared with $444.2 million for the three months ended March 31, 2017, a decrease of $50.2 million, or 11.3%. Of this net revenue, $244.8 million, or 62.1% was from mobile product applications, $89.0 million, or 22.6% was from IoT product applications, and $60.2 million, or 15.3%, was from PC product applications. The decrease in net revenue for the three months ended March 31, 2018, was attributable to a decrease in mobile product applications, partially offset by an increase in net revenue from IoT and PC product applications. Mobile product applications decreased as a result of a decline in units sold (which decreased 39.8%), partially offset by higher average selling prices for mobile product applications (which increased 10.1%). Net revenue from IoT product applications increased primarily as a result of the Conexant Acquisition and Marvell Business Acquisition.  PC product applications increased as a result of an increase in units sold (which increased 3.3%) and due to higher average selling prices for PC product applications (which increased 9.5%).

Net revenue was $1,241.8 million for the nine months ended March 31, 2018 compared with $1,291.7 million for the nine months ended March 31, 2017, a decrease of $49.9 million, or 3.9%. Of this net revenue, $799.5 million, or 64.4% was from mobile product applications, $255.1 million, or 20.5%, was from IoT product applications, and $187.2 million, or 15.1%, was from PC product applications. The decrease in net revenue for the nine months ended March 31, 2018, was attributable to a decrease in net revenue from mobile product applications, partially offset by an increase in IoT and PC product applications.  Mobile product applications decreased as a result of a decline in units sold (which decreased 31.6%), partially offset by higher average selling prices for mobile product applications (which increased 10.2%). Net revenue from IoT product applications increased primarily as a result of the Conexant Acquisition and Marvell Business Acquisition.  PC product applications increased as a result of higher average selling prices (which increased 7.3%) and more units sold (which increased 1.5%).

Gross Margin

Gross margin as a percentage of net revenue was 31.2%, or $122.9 million, for the three months ended March 31, 2018, compared with 30.3%, or $134.7 million, for the three months ended March 31, 2017. The 90 basis point increase in gross margin was primarily due to a favorable mix including IoT business products which have higher gross margins, partially offset by $4.1 million of inventory fair value adjustments associated with the Conexant Acquisition, as well as a $5.5 million increase in acquired intangibles amortization that were charged to cost of revenue during the quarter.

Gross margin as a percentage of net revenue was 28.4%, or $352.5 million, for the nine months ended March 31, 2018, compared with 30.7%, or $396.8 million, for the nine months ended March 31, 2017. The 230 basis point decline in gross margin was primarily due to $38.0 million of inventory fair value adjustments associated with the Conexant Acquisition and the Marvell Business Acquisition, as well as a $17.5 million increase in acquired intangibles amortization that were charged to cost of revenue during the quarter, partially offset by a favorable mix due primarily to IoT business products which have higher gross margins.

We continually introduce new product solutions, many of which have life cycles of less than one year. Further, because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product-specific designs. As a virtual manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses

Research and Development Expenses. Research and development expenses increased $22.1 million to $93.7 million for the three months ended March 31, 2018, compared with the three months ended March 31, 2017. The increase in research and development expenses primarily reflected a $13.6 million increase in personnel-related costs, which included additional headcount due to our recent acquisitions; a $3.3 million increase in software licensing and intellectual property costs; a $2.8 million increase in infrastructure related costs; and a $0.9 million increase in non-employee services.

Research and development expenses increased $54.5 million to $273.0 million for the nine months ended March 31, 2018 compared with the nine months ended March 31, 2017. The increase in research and development expenses primarily reflected a $34.7 million increase in personnel-related costs, which included additional headcount due to our recent acquisitions; a $6.1 million increase in infrastructure related costs; a $5.9 million increase in software licensing and intellectual property costs; a $2.0 million increase in travel related expenses; and a $2.1 million increase in non-employee services; partially offset by a $1.1 million decrease in supplies and project related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.2 million to $37.9 million for the three months ended March 31, 2018, compared with the three months ended March 31, 2017. The decrease in selling, general, and administrative expenses primarily reflected a $2.7 million accrual in the three months ended March 31, 2017 which was not repeated in fiscal 2018, for payroll deposit penalties related to the timing of tax deposits for stock-based compensation, partially offset by a $1.7 million increase in personnel-related costs, which included additional headcount due to our recent acquisitions. During the current quarter, we incurred $2.0 million for arbitration related costs, which consisted primarily of legal fees.

Selling, general, and administrative expenses increased $10.6 million to $115.6 million for the nine months ended March 31, 2018, compared with the nine months ended March 31, 2017. The increase in selling, general, and administrative expenses primarily reflected an increase in personnel-related costs, which included additional headcount due to our recent acquisitions.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs.  Restructuring costs of $8.6 million in the nine months ended March 31, 2018 primarily reflect severance costs for restructuring of the operations to reduce operating costs which commenced in the second quarter of fiscal 2018. We expect to incur additional restructuring costs in fiscal 2018 related to the November 2017 restructuring activities as the restructuring activities are completed, which will include additional severance costs and facility consolidation costs, ranging from $0.7 million to $1.1 million. See Note 15 to the condensed consolidated financial statements contained elsewhere in this Report.  Restructuring costs of $7.3 million in the nine months ended March 31, 2017, reflect severance costs related to restructuring of the operations to reduce operating costs which commenced in the fourth quarter of fiscal 2016.

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

As of March 31, 2018, we have not finalized our accounting for the tax impact of the Act; however, in certain cases, we have made a reasonable estimate of the impact of the enactment. In cases where we have not been able to make a reasonable estimate, we continue to account for those items based on our existing accounting policies. For those items in which we could determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate, we recognized provisional tax expense of $46.2 million, which is included as a component of provision for income tax expenses in the nine months ended March 31, 2018. Of the $46.2 million provisional tax expense, $54.4 million was for discrete tax expense items consisting of the one-time transition tax and the remeasurement of the beginning balance of U.S. federal deferred tax assets, partially offset by a non-discrete tax benefit of $8.2 million, which has an impact of 10.6% on our annual effective tax rate. In the quarter the Act was enacted, we remeasured our U.S. federal deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and recorded a discrete tax provision of $5.1 million.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $49.3 million, net of foreign tax credits. We expect to fully utilize all of our federal research tax credit carryforwards generated from previous years.

We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. This amount may change when we finalize the determination of our E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We do not have the necessary information prepared or analyzed to develop a reasonable estimate of the tax liability, if any, for our remaining outside basis difference including any deferred tax accounting that may be required due to other provisions in the Act beyond the one-time transition tax, including how that accounting may be affected by our ongoing accounting position to indefinitely reinvest unremitted foreign earnings.

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

The benefit for income taxes of $3.9 million and provision for income taxes of $6.3 million for the three months ended March 31, 2018 and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the benefit of research credits and excess share-based compensation deductions, partially offset by foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates. The effective tax rate for the three months ended March 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options, partially offset by foreign income taxed at lower tax rates and research credits.

The provision for income taxes of $52.6 million and $13.9 million for the nine months ended March 31, 2018, and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits. The effective tax rate for the nine months ended March 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign income taxed at lower tax rates and research credits, partially offset by foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options.

Liquidity and Capital Resources

Our cash and cash equivalents were $283.4 million as of March 31, 2018, compared with $367.8 million as of June 30, 2017, a decrease of $84.4 million.  The decrease primarily reflected the combination of $396.4 million used for the acquisition of businesses, net of cash and cash equivalents acquired; $220.0 million for payment of debt; $93.6 million used to repurchase 1,698,400 shares of our common stock; and $27.5 million used for the purchase of property and equipment; partially offset by $514.5 million in net proceeds from issuance of convertible notes and $137.1 million of net cash provided by operating activities. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes that may result from a future repatriation of those earnings. As of March 31, 2018, $187.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we may be required to accrue and pay certain state and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2018 generated $137.1 million compared with $104.5 million net cash generated during the nine months ended March 31, 2017. From June 30, 2017 to March 31, 2018, our days sales outstanding increased slightly from 54 days to 59 days. Our annual inventory turns remained flat at nine. From June 30, 2016 to March 31, 2017, our days sales outstanding decreased from 70 days to 50 days, due to a much smaller percentage of the quarter’s net revenue occurring late in the March 31, 2017 quarter compared with a much larger percentage of the quarter’s net revenue occurring late in the June 30, 2016 quarter. Our annual inventory turns increased from six to eight during the same period.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 31, 2018 consisted of $396.4 million for the acquisition of businesses, net of cash and cash equivalents acquired, $27.5 million for purchases of property and equipment, and $7.7 million for purchases of intangible assets.  Cash used in investing activities during the nine months ended March 31, 2017 consisted of $26.1 million for purchase of property and equipment and $15.8 million for the investment in a direct financing lease, partially offset by $7.5 million of proceeds from sales of investments.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended March 31, 2018 was $210.0 million compared with $92.2 million used in financing activities for the nine months ended March 31, 2017. Net cash provided by financing activities for the nine months ended March 31, 2018 was primarily related to $514.5 million in proceeds from issuance of convertible debt, net of issuance costs, partially offset by $220.0 million used for payment of debt and $93.6 million used to repurchase 1,698,400 shares of our common stock.  Net cash used in financing activities for the nine months ended March 31, 2017 primarily related to $88.0 million used to repurchase 1,621,469 shares of our common stock, $15.0 million for the payment of debt, partially offset by $14.7 million in proceeds from issuance of shares.

Common Stock Repurchase Program. As of March 31, 2018, our board has cumulatively authorized $1.3 billion for our common stock repurchase program, which will expire in July 2019. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2018, we purchased 27,639,876 shares of our common stock in the open market for an aggregate cost of $1.1 billion. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the nine months ended March 31, 2018, we repurchased 1,698,400 shares of our common stock for a total cost of $93.6 million. As of March 31, 2018, the remaining available authorization under our common stock repurchase program is $226.1 million.

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

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 31, 2018, there was no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of March 31, 2018, there is no balance outstanding under the revolving credit facility.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2018 were as follows (in millions):

	Remaining in Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Thereafter	Total
Long-term debt (1)	$1.3	$2.6	$2.6	$2.6	$527.6	$-	$-	$536.7
Leases	2.2	6.2	3.3	1.1	0.4	0.3	0.2	13.7
Purchase obligations and other commitments (2)	31.1	16.9	8.6	2	0	0	0	58.6
Other obligations (3)	8.7	-	-	-	-	-	-	8.7
Total	$43.3	$25.7	$14.5	$5.7	$528.0	$0.3	$0.2	$617.7

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)	Represents payments retained in connection with the earnout consideration related to the Validity acquisition.

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement.  The earnout period for this arrangement was complete as of March 31, 2016. As of March 31, 2018, $8.7 million of the final earnout consideration liability is outstanding; this balance represents amounts we have not paid and have retained, subject to resolution of matters relating to the Amkor Technology legal dispute (see Legal Proceedings under Note 9 included in the condensed consolidated financial statements contained elsewhere in this Report).

The amounts in the table above exclude provisional short-term and long-term taxes payable of $10.7 million as of March 31, 2018 related to a one-time transition tax payable incurred as a result of the Tax Act.  For further information on the Tax Act, see Note 12 included in the condensed consolidated financial statements contained elsewhere in this Report.

The amounts in the table above exclude unrecognized tax benefits of $18.1 million. As of March 31, 2018, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, our market risk related to interest rates on our cash and cash equivalents and ARS investments, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

Variable Interest Rate Risk

As of March 31, 2018, there is no balance outstanding under our revolving credit facility. The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our CEO and CFO, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

Our assessment excluded Conexant which was acquired on July 25, 2017. Conexant had net revenues of approximately $87.8 million and total tangible assets of approximately $77.0 million, which are included in our condensed consolidated financial statements as of and for the nine months ended March 31, 2018. We are currently assessing the control environment of this acquired business. Conexant’s sales constitute approximately 7.1% of our sales for the nine month period covered by this Report, and Conexant’s tangible assets constitute approximately 5.4% of our total assets as of the end of such period.

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

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than as set forth in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2017, there are no material changes to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.3 billion for our common stock repurchase program, which expires at the end of July 2019.  As of March 31, 2018, the remaining amount authorized for the repurchase of our common stock is $226.1 million.  There were no repurchases under our common stock repurchase program during the three-month period ended March 31, 2018.

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

SYNAPTICS INCORPORATED

Date: May 9, 2018	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer