Form 10-K
period 2018-06-30
SYNAPTICS Inc
filed 2018-08-24
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (34,293,466 shares), based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Global Select Market on December 29, 2017 of $39.94, was $915,511,549.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 10, 2018, there were outstanding 35,362,071  shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2018

Statement Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 30, 2018 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, Internet of Things, or IoT, products and other select electronic devices, including devices in automobiles.  Every solution we deliver either contains or consists of our touch-, display driver-, audio and voice-, imaging-, video- or fingerprint authentication-based semiconductor solutions, which includes our chip, firmware and software, including customer-specific firmware and software.

We are a market leader in providing human interface product solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the world’s largest OEMs for smartphones, tier one PC OEMs, and many large OEMs for voice, speech and video products.  We generally supply our human interface product solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for such products.

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

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were a 53-week period ended June 30, 2018 and 52-week periods ended June 24, 2017 and June 25, 2016.  For ease of presentation, this report labels the reporting periods as ending on calendar month- or year-end dates as of and for all periods presented, unless otherwise indicated.

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human interface product solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the expanding mobile product applications markets, which incorporate discrete touch controller products, display driver (DDIC) products, and touch and display driver integration (TDDI) products.  Based on our strengths in this market, we are pursuing opportunities created by the growth of mobile computing communications, mobile product applications and entertainment devices.  Mobile product applications include smartphones, tablets, large touchscreen applications, as well as a variety of mobile, handheld, wireless, and entertainment devices.  Our array of human interface product solutions for mobile product applications are designed to enrich the interface on smartphones, tablets, and peripherals, to view the screen on their devices, and to more easily interact with the content on their devices.  We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, secure access, durability, reliability, and simplified security enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Our human interface product solutions for mobile applications constitute a substantial percentage of our net revenue.  Net revenue for our mobile product applications accounted for approximately 63%, 82%, and 84% of our net revenue for fiscal 2018, 2017, and 2016, respectively.  Our ongoing success in serving these markets will depend upon the size of the smartphone portion of the overall mobile phone market; our growth in the virtual reality, or VR, display market; our ability to demonstrate to mobile product applications OEMs the advantages of our human interface product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface product solutions.  In addition, our success will depend on our ability to demonstrate to mobile product applications OEMs the advantages of our DDIC products, our TDDI products, our flexible touchscreen and systems engineering expertise, including our ability to successfully deliver DDIC products into the OLED smartphone market.  The OLED smartphone market remains a key growth area for us, but the slower than forecast rate of growth in that market means that there are still significant pockets of opportunity in the LCD market, particularly for our TDDI products, over the next several years.

We expect the smartphone market to continue its trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market.  These products require a simple, durable, and intuitive human interface product solution to access their device or application, including to authenticate the user through fingerprint recognition, and to enable the user to view and navigate efficiently through menus and scroll through information contained in the host device.  We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface product solutions by OEMs in this market.

The virtual reality, or VR, market represents growth opportunities for our touchscreen and fingerprint sensor intellectual property portfolio, engineering know-how, and technological expertise. The VR market is expected to continue to grow, with major investors in the space including Samsung, HTC, Sony and Facebook. Our high-performance, low power display driver technology is well suited to the demands of the VR market. The tablet and large touchscreen markets also represent a potential growth opportunity for us. Touchscreen, display driver, and fingerprint sensor solutions required for the tablet market range from basic e-book vendor solutions to multi-function solutions designed for more complex operating systems.  Tablet-based capacitive touch interface devices are now offered by several leading PC and mobile phone OEMs and utilize various operating systems, including Android and Windows 10.

PC Product Applications Market

We provide custom human interface product solutions for navigation, cursor control, and for access to devices or applications through fingerprint recognition for many of the world’s premier PC OEMs.  These functions are offered as stand-alone and integrated touch pad plus fingerprint recognition solutions.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and desktop product applications.  Net revenue for our human interface product solutions for PC product applications accounted for approximately 16%, 13%, and 12% of our net revenue for fiscal 2018, 2017, and 2016, respectively.

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

IoT Applications Market

On July 25, 2017, we completed our acquisition of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home.  On September 8, 2017, we completed our acquisition of the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition.  We began reporting financial results for the IoT applications market in our consolidated financial statements for the first quarter of our fiscal 2018.  Additionally, we have reclassified net revenue of our automotive and video interface solutions businesses from mobile to IoT and reflected these changes in our mobile and IoT net revenue for fiscal 2018, 2017 and 2016.

We provide system on chip, or SoC, solutions as well as human interface product solutions for enabling the Smarter Edge. We enable products for service provider platforms, or SPP, smart assistant solutions, over-the-top, or OTT, media consumption devices, far-field voice driven intelligent devices, personal voice products, video interface solutions which can also drive next generation virtual reality/augmented reality, or VR/AR, platforms, and optimized solutions for fax/modem and printer platforms. Our automotive solutions include over a decade of mass production experience in display drivers, mature touch solutions adapted from our consumer business to meet automotive quality standards, and pioneering fingerprint solutions for security, personalization and e-payments in vehicles. Our latest addition to our automotive portfolio is an automotive grade TDDI for amorphous silicon and low-temperature polycrystalline panels up to 4K resolution and 18 inch panels. Net revenue for our IoT product solutions accounted for approximately 21%, 5% and 4% of our net revenue for fiscal 2018, 2017 and 2016, respectively.

Within the growing consumer IoT market, we continue to expand our footprint in various devices by bringing converged video and voice technologies coupled with leading edge human interface solutions. Our deep investment in far-

field voice technology, intellectual property portfolio for video, audio and security, significant experience enabling Android platforms for service providers, coupled with our focus on enabling high performance, low power, and highly secure SoC solutions enable us to effectively serve our existing customers and position us to grow within the addressable market of consumer IoT devices.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface product solutions for each of the target markets in which we operate, including the mobile product applications markets, the PC product applications market, and the IoT applications market.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our current product solutions and offer new and innovative product solutions to customers across multiple markets.  We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We also plan to expand our research and development efforts through increased investment in our engineering activities, including ongoing enhancement of our TDDI technology, development of OLED technology, and advancement of our audio, voice and video technologies, the hiring of key engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, the most advanced, easy-to-use, functional human interface semiconductor product solutions to our target markets.

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

Capitalize on Growth of New and Evolving Markets

We intend to capitalize on the growth of new and evolving markets, such as the smart home, Augmented Reality (AR)/Virtual Reality (VR), voice enabled assistants, and wearables within the IoT market, the tablet market, ultrabook and convertible portions of the PC market, and automotive market, brought about by the convergence of computing, communications, and entertainment devices.  We intend to build upon our existing innovative and intuitive human interface semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets.  We will offer our solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of our OEMs’ products.  We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

Emphasize and Expand Customer Relationships

We will emphasize and expand our strong and long-standing customer relationships and seek to build and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human interface product solutions for our customers' products.  We believe that our human interface product solutions enable our customers to deliver simplified security and a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface product solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our human interface product solutions.  We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts.  We also focus on providing timely pre- and post-sales support to our customers assisting with their effort to develop, integrate, and manufacture their products with our solutions.

We plan to increase our business with existing customers and attract new customers by offering IoT voice, audio and video solutions, touch and display driver solutions, and fingerprint sensor solutions, as well as by offering design tools, technical support and documentation to assist in the development of human interface designs in products such as smartphones, tablets, notebooks, PC peripherals, and other digital entertainment devices.  We offer our customers a choice of determining the most optimal way to meet their emerging and growing touch solution needs:  our chip solutions or our traditional custom module solutions.  Our chip solution consists of our proprietary integrated circuit, firmware and software, including customer-specific firmware and software, while our traditional custom module solution enables customers to utilize our proprietary solutions together with third-party components and assembly.  Touchscreen applications for mobile phones, tablets, and notebooks are primarily a chip solution.  Display driver products for mobile phones and tablets, IoT products for voice, audio and video, and automotive products are a chip solution. Fingerprint sensor products are a module solution.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand our strategic relationships to enhance our ability to offer value-added human interface product solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions.  We also intend to evaluate the potential acquisition of companies in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.

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

Competitive Advantages

We develop and advance human interface technologies that provide simplified security and enrich the user’s experience in interacting with the user’s computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface product solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions.  Our extensive array of technologies include chips, firmware, software, mechanical and electrical designs, fingerprint authentication, pattern recognition, touch- and multi-finger touch-sensing technologies, display driver technologies, image, voice and multimedia processing.

Our human interface products are custom engineered, total solutions for our customers, and include sensor design, module layout, chips, firmware, and software features for which we provide manufacturing and design support, and device testing. This allows us to be a one-stop supplier for complete human interface design from concept prototyping, to product development, to manufacturing, to testing and support.  Through our engineering know-how and technological expertise, we provide our customers with solutions that address their individual design requirements and result in high-performance, feature-rich, and reliable interface solutions.  We believe our interface solutions offer the following characteristics:

•	Ease of Use. Our solutions offer the ease of use and intuitive interaction that users demand.
•	Small Size. The small, thin size of our solutions enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.
•	Low Power Consumption. The low power consumption of our solutions enables our customers to offer products with longer battery life and/or smaller battery capacity.
•

Advanced Functionality.  Our solutions offer advanced features, such as force sensing, TDDI, security algorithms, voice barge-in, ambient noise cancellation, and video noise reduction to enhance the user experience.

•	Reliability. The reliability of our solutions satisfies consumer requirements for dependability, which is a major component of consumer satisfaction.
•	Durability. Our solutions withstand repeated use, harsh physical treatment, and temperature fluctuations while providing an enduring superior level of performance.
•	Simplified Security. Our fingerprint authentication solutions protect the user’s identity, while simplifying the user experience for electronic devices.

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

Our long-term working relationships with large, global OEMs provide us with the experience to satisfy their demanding design specifications and other requirements.  Our custom product solutions provide OEMs with numerous benefits, including:

•	ease of system integration;
•	reduced product development costs;
•	shorter product time to market;
•	compact and efficient platforms;
•	improved product functionality and utility;
•	product differentiation; and
•	continuity of supply.

Our collaborative efforts with our customers reduce duplication and overlap of investment and resources, enabling our OEM partners to devote more time and resources to the market development of their differentiated products.

We utilize capacitive technology, rather than resistive or mechanical technology, in our touch solutions.  Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts and does not require activation force, thereby providing a durable, more reliable solution that can be integrated into both curved and flat surfaces.  Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs. Our fingerprint solutions utilize either capacitive technology or optical technology.

Products

Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

ClearPad®

Our ClearPad family of products enables the user to interact directly with the display on electronic devices, such as mobile smartphones, tablets, and automobiles.  Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption.  We typically sell our ClearPad solution as a chip, together with customer-specific firmware, to sensor manufacturers, Organic Light Emitting Diode, or OLED, manufacturers or Liquid Crystal Display, or LCD, manufacturers, to integrate into their touch-enabled products.  A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as an LCD or OLED, and combined with a flexible circuit material and a touch controller chip.  Each ClearPad solution is custom designed to integrate customer-specific input preferences such as force sensing, pen input, gloved finger recognition, proximity, finger hover, and air swipe functionality.

Our ClearPad Series 3 product family can provide full-time tracking of ten or more fingers simultaneously, and features stylus support as well as support for various sensor configurations, including traditional discrete sensors; sensor-on-lens, which includes sensor electrodes patterned on the bottom of the glass cover lens; on-cell, which includes sensor electrodes patterned on the display glass; and in-cell, which includes sensor electrodes patterned inside LCD glass.

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

ClearViewTM

Our ClearView display driver products offer advanced image processing and low power technology for displays on electronic devices, including smartphones and tablets. ClearView products include adaptive image processing that works in concert with proprietary customization options to enable development of efficient and cost-effective high-performance solutions and faster time to market.  Our display driver products offer automatic regional control of color balance that optimizes light and dark areas of an image simultaneously, and sunlight readability enhancement capabilities that optimize image quality under various lighting conditions.

TouchViewTM

Our TouchView products integrate touch and display technologies to deliver advanced performance and simplified design.  Our proprietary algorithms synchronize touch sensing with display driving, effectively eliminating display-induced noise and improving capacitive sensing performance.  TouchView display integration allows for thinner touchscreens with narrower bezels for greater industrial design flexibility.  TouchView is available in two-chip and single-chip (TDDI) configurations, providing a range of solutions suitable for hybrid and full in-cell touchscreen designs.  Both configurations reduce manufacturing complexity and simplify the supply chain for OEM manufacturers.

Natural IDTM

Our Natural ID family of capacitive-based fingerprint ID products is designed for use in smartphones, tablets, notebook PCs, PC peripherals, and other applications.  Thin form factors provide industrial design flexibility, while robust matching algorithms and anti-spoofing technology provide strong security.  The family spans a range of form factors, colors, and materials suitable for design on the front, back or side of a device.

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

AudioSmart®

AudioSmart products bring forward optimum analog, mixed-signal and DSP technologies for high-fidelity voice and audio processing. Our AudioSmart products include far-field voice technologies that enable accurate voice command recognition from a distance while disregarding other sounds such as music in order to activate smart devices such as smart speakers. AudioSmart also includes personal voice and audio solutions for high-performance headsets that are enable active noise cancellation and are based on the USB Type-C standard.

VideoSmart™

Our VideoSmart solutions include powerful single-chip 4K UHD media processors for TVs, set-top boxes, and over-the-top streaming devices.

ImagingSmart™

Our ImagingSmart solutions include a product portfolio that spans four distinct product lines that include document and photo imaging controllers, digital video, fax, and modem solutions. ImagingSmart products leverage image processing IP, JPEG encoders and DSP technology to deliver a wide range of fax, modem, digital video and printer solutions for home, mobile and imaging applications.

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

SignalClarityTM Technology

SignalClarity technology provides an improved signal-to-noise ratio for enhanced touch detection and noise immunity, and enables smartphone OEMs to support inexpensive chargers and work with multiple display types.  SignalClarity technology works with various display configurations, including discrete sensors, sensor-on-lens, on-cell, and in-cell touchscreen designs.

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

SentryPointTM

SentryPoint is our suite of advanced security features available with our Natural ID fingerprint products. SentryPoint capabilities include fingerprint matching directly on the sensor chip, advanced anti-spoofing technology, a cryptographic security engine, security key module generation, 256-bit AES encryption and TLS secure communications between the fingerprint subsystem and the host platform.

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

QDEO®

QDEO video processing software and firmware delivers immersive entertainment regardless of source.

Technologies

We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, display systems, pattern recognition, touch-sensing technologies, fingerprint sensing, voice, audio, imaging, modem and multimedia technologies.  We continue to develop technology in these areas.  We believe these technologies and the related intellectual property rights create barriers for competitors and allow us to provide high-value human interface semiconductor product solutions in a variety of high-growth markets.

Our broad line of human interface semiconductor product solutions is currently based upon the following key technologies:

•	capacitive position sensing technology;
•	capacitive force sensing technology;
•	transparent capacitive position sensing technology;
•	pattern recognition technology;
•	mixed-signal integrated circuit technology;
•	display systems and circuit technology;
•	capacitive active pen technology;
•	multi-touch technology;
•	proprietary microcontroller technology;
•	proprietary vector co-processor technology;
•	capacitive fingerprint sensing technology;
•	optical fingerprint sensing technology;
•	voice and audio technology;
•	imaging and modem technology; and
•	multimedia processing technology.

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique features, such as virtual scrolling, customizable tap zones, and tapping and dragging of icons.  In addition, our ability to integrate all our products to interface with major operating systems provides us with a competitive advantage.

Capacitive Position Sensing Technology.  This technology provides a method for sensing the presence, position, and contact area of one or more fingers or a stylus on a flat or curved surface.  Our technology works with very light touch, supports full multi-touch capabilities, and provides highly responsive cursor navigation, scrolling, and selection.  It uses no moving parts, can be implemented under plastic or glass, and is extremely durable.  Our technology can also track one or more fingers in proximity to the touch surface.

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

Voice and Audio Technology.  This technology allows us to develop human interface and communication products based on voice and audio interaction.  The technology embodies a broad range of analog and mixed signal circuits expertise and audio signal processing algorithms, including:

•	Noise suppression;
•	Acoustic echo cancellation;
•	De-reverberation;
•	Active noise cancellation;
•	Speaker protection;
•	Audio post processing;
•	Voice activity detection;
•	Trigger word detection;
•	Mid-field and far-field voice processing;

•	Audio digital signal processor architecture;
•	Neural network training and inference;
•	Audio codecs;
•	USB interfaces;
•	High performance audio ADCs and DACs;
•	Audio amplifiers;
•	Efficient charge pumps and LDOs;
•	Low power audio processing;
•	Product acoustic design.

Imaging and Modem Technology.  This technology allows us to create a family of SoC integrated circuits and software for printers, video cameras, fax machines and modems.  Key functional blocks include:

•	Printer imaging pipeline;
•	Inkjet, laser, and thermal print engine and motor control;
•	Scan/camera and peripheral control;
•	Low power video codecs;
•	Image processing hardware accelerators;
•	Motion detection;
•	Data and fax modem hardware and firmware.

Multimedia Processing Technology.  This technology allows us to create multimedia SoC products for set-top boxes, digital personal assistants, virtual reality, and over the top, or OTT, audio and video.  Our video processing technology includes hardware and algorithms to reduce analog and digital noise, convert to different video formats, and enhance color and contrast.  Our products include security and secure encrypt/decrypt technology, including secure boot and hardware root of trust.

Research and Development

We conduct ongoing research and development programs that focus on advancing our existing interface technologies, improving our current product solutions, developing new products, improving design and manufacturing processes, enhancing the quality and performance of our product solutions, and expanding our technologies to serve new markets.  Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions.  Our long-term vision is to offer human interface semiconductor product solutions, such as touch, fingerprint, handwriting, vision, voice and audio capabilities, and biometrics that can be readily incorporated into various electronic devices.

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

As of the end of fiscal 2018, we employed 1,631 people in our technology, engineering, and product design functions in the United States, Taiwan, Japan, India, Korea, China, Hong Kong, and Armenia.  Our research and development expenses were $363.2 million, $292.3 million, and $311.2 million for fiscal 2018, 2017, and 2016, respectively.

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

As of June 30, 2018, we held 1,748 active patents and 996 pending patent applications worldwide.  Collectively, these patents and patent applications cover various aspects of our key technologies, including those for fingerprint sensors, touch controllers, display driver ICs, integrated touch and display controllers, touchpad, far-field voice DSPs, audio codec, multimedia processors and image processors.  Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

Our extensive array of technologies include those related to integrated circuits (ICs), firmware, software, and mechanical hardware.  Our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products.  Furthermore, the lengths of our customers’ design cycles and the customizations required within the products we provide to our customers also serve to protect our intellectual property rights.

Customers

Our customers include many of the world’s largest mobile and PC OEMs, based on unit shipments, as well as many large IoT OEMS and a variety of consumer electronics manufacturers.  Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time deliveries have resulted in our leadership position in providing human interface semiconductor product solutions.  We believe our strong relationship with our OEM customers, many of which are also currently developing product solutions which are focused in several of our target markets, will continue to position us as a source of supply for their product offerings.

Our leading OEM customers in fiscal 2018 included the following:

• Dell • Google	• Oppo Mobile • Samsung
• Hewlett-Packard	• Sony
• Huawei	• Vivo
• Lenovo	• Xiaomi
• LG Electronics

We generally supply custom-designed products to OEMs through their contract manufacturers, supply chain or distributors.  Sales to Sanshin Electronics Co., Ltd. and Sharp Corporation accounted for 15% and 12%, respectively, of our net revenue in fiscal 2018.

We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers, as well as in some cases, our distributors.  Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our human interface semiconductor product solutions in their products.  The contract manufacturers and distributors place orders with us for the purchase of our products, take title to the products purchased upon delivery by us, and pay us directly for those purchases.  The majority of these customers do not have return rights except for warranty provisions.

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

As of the end of fiscal 2018, we employed 279 sales and marketing professionals.  We maintain customer support offices domestically and internationally, which are located in the United States, Taiwan, China, India, Korea, Japan, and Europe.  In addition, we utilize value-added resellers and sales distributors which are primarily located in America, China, Korea and Taiwan.

International sales constituted over 86% of our revenue for each of fiscal 2018, 2017, and 2016.   Approximately 75% of our sales in fiscal 2018 were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with Note 12 Segment, Customers, and Geographic Information to the consolidated financial statements contained elsewhere in this report.

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

Our third-party contract manufacturers and semiconductor fabricators are Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We generally do not have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  Our reliance on these parties exposes us to vulnerability owing to our dependence on  a few sources of supply.  We believe, however, that other sources of supply are available.  We may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.

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

Backlog

As of the end of fiscal 2018, we had a backlog of orders of $267.3 million, an increase of $45.5 million compared with a backlog of orders as of the end of fiscal 2017 of $221.8 million.  The increase in backlog is primarily due to the number of units being higher in backlog for products ordered by customers at the end of fiscal 2018 than those ordered at the end of fiscal 2017, due to our new IoT business, as well as slightly higher average selling prices of products ordered in backlog in our PC and mobile businesses.  Our backlog consists of products for which purchase orders have been received and are scheduled for shipment in the subsequent quarter.  Most orders are subject to rescheduling or cancellation with limited penalties.  Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Competition

PC and Mobile

Our touch, display and fingerprint-based semiconductor products are sold into markets for mobile product applications, PC product applications and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Elan Microelectronics, Focaltech Systems, Goodix, Melfas, Parade Technologies, Samsung LSI, Solomon Systech, STMicroelectronics and various other companies involved in human interface semiconductor product solutions.  Our principal competitors in the sale of notebook touch pads are Alps Electric and Elan Microelectronics.  Our principal competitors in the sale of display driver products and TDDI products for the mobile and PC product applications markets include Focaltech, Himax Technologies, Novatek Microelectronics, Samsung LSI and SiliconWorks.  Our principal competitors in the sale of fingerprint authentication solutions for PC product applications markets are Egis Technology, Elan Microelectronics, Fingerprint Cards and Goodix.

IoT

Our solutions for far-field voice, SoCs enabling new and efficient forms of media consumption paradigms, and video interface semiconductor products are sold into market segments that are showing significant growth, ranging from smart assistant platforms to SPP/OTT platforms and VR/AR solutions. The markets for SPP/OTT products and smart assistant solutions require strong technology innovation and deep systems and systems engineering expertise. Our principal competition in these markets include Broadcom, MediaTek, AmLogic and Realtek, among others.

We provide voice processing silicon and software solutions for voice-enabled devices, consumer and commercial imaging, and next-generation audio applications. In addition to our voice solutions, we support the headphone and virtual reality/mixed reality head mounted display industry with USB-C codec solutions for next generation wireless audio devices and wearables. Our competitors in the sale of audio products include BES Technic, Cirrus Logic, Qualcomm, Realtek, and STMicroelectronics. Our automotive products include touch, display driver and fingerprint solutions for major automotive OEMs.  Our principal competitors for these products include Cypress, Focaltech, Goodix, Himax and Microchip.  Our IoT interface products are sold into PC and smartphone docks and wireless adapter market applications. Our principal competitors in the sale of IoT interface products are Megachips and Analogix.  In certain cases, large OEMs may acquire a competing technology, develop alternative human interface semiconductor product solutions for their own products or provide alternative key components for use in designing human interface semiconductor product solutions. We provide fax, modem and print silicon and software solutions for printers, POS and medical applications. Our competitors in these markets are Broadcom, Silicon Labs and Marvell.

General

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

Employees

As of the end of fiscal 2018, we employed a total of 2,140 persons, including 230 in operations, finance, and administration; 279 in sales and marketing; and 1,631 in research and development.  Of these employees, 723 were located in North America, 1,409 in Asia/Pacific, and 8 in Europe. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 10, 2018:

Name	Age	Position
Richard A. Bergman	54	President and Chief Executive Officer, and Director
Wajid Ali	45	Senior Vice President and Chief Financial Officer
Kevin D. Barber	58	Senior Vice President and General Manager, Mobile Division
Shawn Liu	54	Senior Vice President and General Manager, PC Division
John McFarland	51	Senior Vice President, General Counsel and Secretary
Huibert Verhoeven	50	Senior Vice President and General Manager, IoT Division
Alex Wong	63	Senior Vice President, Worldwide Operations

Richard A. Bergman has been President and Chief Executive Officer of our company since September 2011.  Prior to joining our company, Mr. Bergman was Senior Vice President and General Manager of Product Group at Advanced Micro Devices, Inc. (“AMD”) from May 2009 to September 2011.  From October 2006 to May 2009, Mr. Bergman served as Senior Vice President and General Manager of AMD’s Graphics Product Group.  Mr. Bergman’s career at AMD began in October 2006 when AMD acquired ATI Technologies (“ATI”), where he served as Senior Vice President and General Manager of the PC Group. Prior to ATI, Mr. Bergman served as Chief Operating Officer at S3 Graphics, a division of SonicBlue Inc. Mr. Bergman has held senior level management positions in the technology field since his early roles at Texas Instruments, Inc. and IBM.  Mr. Bergman is a member of the Board of Directors, Chairman of the Compensation Committee and a member of the Audit Committee of Maxwell Technologies, a developer and manufacturer of energy storage and power delivery solutions.  Mr. Bergman holds a Bachelor of Science degree in Electrical Engineering from the University of Michigan and a Master’s degree in Business Administration from the University of Colorado.

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

Kevin D. Barber has been Senior Vice President and General Manager of the Mobile Division of our company since July 2017.  Prior to his current appointment, Mr. Barber was Senior Vice President and General Manager of the Smart Display division of our company from January 2011 to July 2017.  Prior to joining our company, Mr. Barber was the Chief Executive Officer of ACCO Semiconductor from 2008 to 2010.  From 2007 to 2008, Mr. Barber served as a principal consultant at PRTM focused on the electronics industry. Mr. Barber was Senior Vice President, General Manager of the Mobile Solutions business at Skyworks Solutions from 2003 to 2006 where he was responsible for delivering innovative RF products to the mobile industry. Mr. Barber was Senior Vice President of Operations at Skyworks Solutions from 2002 to 2003 and Conexant Systems from 2001 to 2002. Previously, Mr. Barber held various senior operations positions at Conexant Systems and Rockwell Semiconductor. Mr. Barber is a member of the Board of Directors and a member of the Audit Committee of Intevac, a thin film processing and sensor technology company. Mr. Barber holds a Bachelor of Science degree in Electrical Engineering from San Diego State University and a Master’s degree in Business Administration from Pepperdine University.

Shawn Liu has been the Senior Vice President and General Manager, PC Division of our company since June 2018.  Mr. Liu joined Synaptics in November 2012 as our Vice President of ThinTouch Products in the Human Interface Systems Division, and then rotated through senior leadership positions in the Smart Display Division and Biometrics Product Division within Synaptics, including most recently as the Vice President and General Manager, PC Division from July 2017 to June 2018. From January 2011 to November 2012, he was a Director at Apple, where he led an Engineering Program Management team responsible for technologies in Mac and iOS products.  From 2000 to 2011, Mr. Liu held senior positions at AMD/ATI and Cadence.  Early in his career, Mr. Liu spent several years in Taiwan in various managerial capacities including a business development position at a wireless chipset start-up, and held various design engineering positions at SGI, LSI Logic and VLSI Technology.  Mr. Liu is a member of the Board of Directors of OXi Technology Ltd. Mr. Liu holds a Bachelor of Science degree and Master of Science degree, both in Electrical Engineering, from Cornell University.

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

We currently depend on our human interface solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.

We currently depend on our human interface solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue. Any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.  Similarly, a softening of demand in the smartphone market, the tablet market, or the notebook portion of the PC product applications market, or a slowdown of growth in the mobile product applications market because of consumer preferences, the emergence of applications not including our solutions, or other factors would cause our business, operating results, and financial position to suffer.

Net revenue from our human interface solutions for mobile product applications has been volatile in the past and may not increase or be less volatile in the future.

Net revenue from our human interface solutions for mobile product applications, particularly smartphones, has been volatile in the past, and may not increase or be less volatile in the future.  Net revenue from our human interface solutions for mobile product applications was $1,021.0 million for fiscal 2018, $1,406.0 million for fiscal 2017, and $1,398.2 million for fiscal 2016.  Our human interface business for mobile product applications faces many uncertainties, including our success in enhancing our position in evolving markets dominated by a limited number of OEMs, and market acceptance of our products over competitive solutions. Our inability to address these uncertainties successfully would negatively affect our business.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected.  Sales to Sanshin Electronics Co., Ltd., and Sharp Corporation accounted for 10% or more of our net revenue in fiscal 2018.  During fiscal 2018, we had one OEM customer that integrates our discrete display products into its mobile products that represented approximately 26% of our revenue; we sold to that customer indirectly through multiple distributors.  Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition and business.

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

Our product solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of personal computer, mobile computing, communications, entertainment, automotive, electronic and smart devices.

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

We provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We generally do not, however, have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins.  Although we have been able to obtain increased production capacity from our third-party contract manufacturers in the past, there is no guarantee that our contract manufacturers will be able to increase production capacity to meet customer demands in the future.  Our contract manufacturers also serve other customers, a number of which have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs or disrupt our supply of such products.  The loss of relationships with our contract manufacturers or assemblers, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and adversely affect our operating results.

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

We provide human interface solutions that are incorporated by OEMs into the products they sell.  OEMs make the determination during their product development programs whether to incorporate our solutions or pursue other alternatives.  This process requires us to make significant investments of time and resources in the design of human interface solutions for our OEMs’ products well before our customers introduce their products incorporating our interface solutions into the market, and before we can be sure that we will generate any significant sales to our customers or even recover our investment.  During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements, or that our products will be replaced by competitive products or alternative technological solutions.  Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts.  The occurrence of any of these events could cause sales to not materialize, be deferred, or be cancelled, which would adversely affect our operating results.

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

We operate in rapidly changing highly competitive markets.  Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions.  Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets.  Therefore, we will be required to expend substantial funds for and commit significant resources to enhancing and developing new technology, which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential human interface solutions.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new human interface solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences.  Our success in maintaining existing customers, attracting new customers, and developing new business depends on various factors, including the following:

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

Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by contract manufacturers and semiconductor fabricators.  We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland, and Taiwan.  These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

•	difficulties and costs of staffing and managing a multinational organization;
•	unexpected changes in regulatory requirements;
•	differing labor regulations;
•	potentially adverse tax consequences;
•	increased tariffs, duties and other trade barrier restrictions;
•	changes to export or import compliance laws;
•	possible employee turnover or labor unrest;
•	greater difficulty in collecting accounts receivable;
•	the burdens and costs of compliance with a variety of foreign laws;
•	the volatility of currency exchange rates;
•	potentially reduced protection for intellectual property rights;
•	political or economic instability in certain parts of the world; and
•	natural disasters, including earthquakes or tsunamis.

If any of these risks associated with international operations materialize, our operations could significantly increase in cost or be disrupted, which would negatively affect our revenue and operating results.

Our customers are subject to import, export and economic sanction laws that may expose us to liability, increase our costs and adversely affect our operating results.

Many of our customers, suppliers and contract manufacturers are foreign companies or have significant foreign operations which are subject to United States export and import laws. Export control and economic sanction laws may include prohibitions on the sale or supply of certain products to embargoed or sanctioned countries, regions, governments, persons and entities. Any changes to United States export or import laws could result in a significant increase in costs to our company. Additionally, the imposition of additional economic and trade sanctions against other countries, regions, governments, persons or entities, or a failure by any of our major customers, suppliers or contract manufacturers to comply with U.S. export or import laws could result in our inability to sell to, and generate revenue from, such customer, supplier or contract manufacturer. This could disrupt our supply chain and result in the cancellation or delay of orders, which would negatively affect our revenue and operating results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2018, approximately 10% of our costs were denominated in non-U.S. currencies, including Armenian dram, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

The failure to manage our planned growth effectively could strain our resources, which would impede our ability to increase revenue.  We have increased the number of our human interface solutions and plan to further expand the number and diversity of our solutions and their use in the future.  Our ability to manage our planned diversification and growth effectively will require us to:

•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;
•	efficiently plan, expand or cost-effectively reduce our facilities to meet headcount requirements;
•	enhance our global operational, financial, and management infrastructure; and
•	expand our development and production capacity.

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

We may pursue, and from time to time defend litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others.  These litigations, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

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

The conversion of some or all of our outstanding 0.50% Convertible Senior Notes due 2022 (the “Notes”) would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any such notes.  If the Notes become convertible under the terms of the indenture, and if holders subsequently elect to convert their notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions. Additionally, anticipated conversion of such notes into shares of our common stock could depress the price of our common stock. Please see Note 6 to the consolidated financial statements contained elsewhere in this report for more information about our Notes.

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement, the Notes, and other indebtedness we may incur from time to time.

On June 26, 2017, we completed the offering of the Notes in the aggregate principal amount of $525.0 million, of which $220.0 million of the net proceeds therefrom were used to repay the amounts outstanding under our credit agreement (which we refer to herein, as amended and supplemented, as the “Credit Agreement”) with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders, with a corresponding reduction of revolver commitments under the Credit Agreement to $250.0 million, none of which was outstanding as of June 30, 2018.  We are permitted under the indenture governing our Notes and the Credit Agreement to incur additional debt under certain conditions, including additional secured debt.  If new debt were to be incurred in the future, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under the Notes, the Credit Agreement or our other outstanding debt from time to time;
•

risking an event of default if we fail to comply with the financial and other covenants contained in the Notes indenture or the Credit Agreement, which could result in the Notes or any outstanding bank debt becoming immediately due and payable and could permit the lenders under the Credit Agreement to foreclose on the assets securing such bank debt;

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the Credit Agreement, the indenture governing the Notes or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, companies are required to separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component of our Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, under certain circumstances, the convertible debt instruments that may be settled entirely or partly in cash will be accounted for utilizing the treasury stock method beginning in the first quarter of fiscal 2018, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

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

We are subject to U.S. federal, state, and foreign income taxes in the various jurisdictions in which we do business. In addition, we are required to pay U.S. federal taxes on the operating earnings of certain of our foreign subsidiaries. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws in the U.S. or in the foreign jurisdictions in which we operate. In addition, we are subject to the examination of our income tax returns by the tax authorities in the jurisdictions in which we do business. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of highly complex tax laws.  Our results have in the past, and could in the future, include favorable and unfavorable adjustments to our estimated tax liabilities in the period a determination of such estimated tax liability is made or resolved, upon the filing of an amended return, upon a change in facts, circumstances, or interpretation, or upon the expiration of a statute of limitation.  While we believe we have adequately provided for reasonably foreseeable outcomes in connection with the resolution of income tax uncertainties, the resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our consolidated financial position, result of operations, or cash flows.

We may incur material environmental liabilities as a result of prior operations at an acquired company.

In connection with our acquisition in July 2017 of Conexant Systems, LLC, we agreed to assume certain environmental liabilities, including remediation of environmental impacts at a property formerly owned and operated by Conexant Systems, LLC (the “Conexant Site”) and for potential future claims alleging personal injury or property damage related to the environmental impacts at and about the Conexant Site. We continue to incur costs to investigate and remediate the Conexant Site’s environmental impacts, and we are at risk for future personal injury and property damage claims related to the Conexant Site.  Various federal, state and local authorities regulate the release of hazardous substances into the environment and can impose substantial fines if our remediation efforts at or about the Conexant Site fail or are deemed inadequate.  In addition, changes in laws, regulations and enforcement policies, the discovery of previously unknown contamination at the Conexant Site, the implementation of new technology at the Conexant Site, or the establishment or imposition of stricter federal, state, or local cleanup standards or requirements with respect to the Conexant Site could require us to incur additional costs in the future that would have a negative effect on our financial condition or results of operations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly results;
•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•	changes in financial estimates by industry or securities analysts or our failure to meet such estimates;
•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers, our competitors, or a potential acquisition of our company;
•	announcements of technological innovations by us, our competitors, or our customers;
•	introductions of new products or new pricing policies by us, our competitors, or our customers;
•	acquisitions or strategic alliances by us, our competitors, or our customers;
•	recruitment or departure of key personnel;
•	the gain or loss of significant orders;
•	the gain or loss of significant customers;
•	market conditions in our industry, the industries of our customers, and the economy as a whole;
•	short positions held by investors;
•	new federal and state laws and regulations affecting our industry; and
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

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we own and utilize approximately 210,000 square feet of facilities.  We also have research and development functions in leased offices in Texas and Georgia.  Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions.  We have leased facilities with logistics operations in Hong Kong and Japan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland and Taiwan, and leased facilities with engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland, Taiwan and California, U.S.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

For further information regarding current legal proceedings, see Note 7 Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

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

	High	Low
Fiscal 2018:
First quarter	$59.67	$36.77
Second quarter	$44.68	$33.73
Third quarter	$51.12	$38.29
Fourth quarter	$55.25	$41.05

Fiscal 2017:
First quarter	$61.54	$47.09
Second quarter	$69.45	$48.87
Third quarter	$61.95	$47.32
Fourth quarter	$64.54	$47.00

Stockholders

As of August 10, 2018, there were approximately 135 holders of record of our common stock.  The closing price of our common stock as quoted on the NASDAQ Global Select Market as of August 10, 2018 was $42.69.

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

Our Credit Agreement also places restrictions on the payment of any dividends.  For a further description of the terms of the Credit Agreement, see Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Issuer Purchases of Equity Securities

From April 2005 through June 2018, our Board of Directors cumulatively authorized $1.3 billion for our common stock repurchase program, which expires in July 2019.  There were no repurchases under the stock repurchase program during the three-month period ended June 30, 2018.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2018 for (i) our common stock, (ii) the Nasdaq Composite Index (iii) the Philadelphia Semiconductor Index and (iv) the S&P Semiconductor Select Industry Index.  The graph assumes an investment of $100 on June 30, 2013.  The calculations of cumulative stockholder return on the Nasdaq Composite Index, the Philadelphia Semiconductor Index, and the S&P Semiconductor Select Industry Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index, The PHLX Semiconductor Index, and The S&P Semiconductor Select Industry Index

$400
$350
$300
$250
$200
$150
$100
6/13
6/14
6/15
6/16
6/17
6/18
Synaptics Incorporated
Nasdaq Composite Index
PHLX Semiconductor
S&P Semiconductor Select Industry Index

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2018.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  Fiscal 2018 was a 53-week period; all other fiscal years presented were 52-week periods.  Our past results of operations are not necessarily indicative of our future results of operations.  You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$1,630.3	$1,718.2	$1,666.9	$1,703.0	$947.5
Cost of revenue	1,150.2	1,194.6	1,085.4	1,124.3	511.4
Gross margin	480.1	523.6	581.5	578.7	436.1
Operating expenses:
Research and development	363.2	292.3	311.2	293.2	192.7
Selling, general, and administrative	154.0	137.6	161.7	127.9	100.0
Acquired intangibles amortization	12.8	11.7	18.6	14.2	1.0
Impairment of acquired intangibles	—	—	6.7	—	—
Change in contingent consideration	—	—	(0.5)	(18.8)	69.9
Restructuring costs	12.0	7.3	8.6	—	—
Litigation settlement charge	—	10.0	—	—	—
Gain on sale of property and equipment	—	—	—	—	—
Total operating expenses	542.0	458.9	506.3	416.5	363.6
Operating income/(loss)	(61.9)	64.7	75.2	162.2	72.5
Interest income	2.3	0.7	3.1	1.6	2.0
Interest expense	(22.2)	(6.0)	(4.8)	(3.8)	—
Impairment recovery on investments, net	—	1.9	2.1	0.2	—
Income/(loss) before provision for income taxes and equity investment loss	(81.8)	61.3	75.6	160.2	74.5
Provision for income taxes	40.5	12.2	3.4	49.8	27.8
Equity investment loss	(1.8)	(0.3)	—	—	—
Net income/(loss)	$(124.1)	$48.8	$72.2	$110.4	$46.7

Net income/(loss) per share:
Basic	$(3.63)	$1.40	$1.97	$2.99	$1.34
Diluted	$(3.63)	$1.37	$1.91	$2.84	$1.26
Shares used in computing net income/(loss) per share:
Basic	34.2	34.8	36.6	36.9	34.8
Diluted	34.2	35.6	37.9	38.9	37.1

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$301.0	$367.8	$352.2	$399.9	$447.2
Working capital	455.7	481.6	429.3	469.3	488.1
Total assets	1,499.8	1,266.7	1,300.2	1,519.4	1,020.3
Long-term debt	—	202.0	216.7	231.1	—
Convertible notes, net	450.7	—	—	—	—
Treasury shares, at cost	1,073.9	980.3	892.3	651.7	530.4
Total stockholders' equity	729.3	740.2	705.0	793.1	701.2

Our basic net income/(loss) per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.  Our diluted net income/(loss) per share amounts for each period presented include the weighted average effect of potentially dilutive shares.  We used the “treasury stock” method to determine the dilutive effect of our stock options, Deferred Stock Units, or DSUs, Market Stock Units, or MSUs, and our Notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report.  This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth elsewhere in this report and under Item 1A. Risk Factors.

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

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  Our net revenue increased from $947.5 million for fiscal 2014 to $1,630.3 million for fiscal 2018, representing a compound annual growth rate of approximately 14.5%.  For fiscal 2014, we derived 27.2% of our net revenue from the personal computer market and 72.8% of our net revenue from the mobile product applications market.  For fiscal 2018, revenue from the personal computer market accounted for 15.8% of our net revenue, revenue from the mobile product applications market accounted for 62.6% of our net revenue, and revenue from the IoT product applications market accounted for 21.6% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia.  With our expanding global presence, including offices in Armenia, China, Denmark, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

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

Acquired intangibles amortization is the amortization of the cost of our acquired intangible assets related to customer relationships and tradenames which are amortized over their estimated useful lives ranging from 3 to 7 years.

Impairment of acquired intangibles represents the reduction of the carrying value of intangibles which have been determined unrecoverable.

Restructuring costs primarily reflect severance and facilities consolidation costs related to restructuring of our operations to reduce operating costs.  These headcount- and facilities-related costs were in cost of revenue, research and development, and selling, general and administrative. See Note 13 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

The litigation settlement charge reflects costs recorded in connection with certain legal proceedings further discussed under Note 7 Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

Equity investment loss includes amortization of intangible assets reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd. (see Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report).

Acquisitions and Financing Activities

On June 11, 2017, we entered into a stock purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, (the “Conexant Acquisition”). The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue. Effective July 25, 2017, or the Closing Date, we completed the Conexant Acquisition.  The results of Conexant are included in our consolidated financial statements for the period from July 25, 2017 through June 30, 2018.  For further discussion of the Conexant Acquisition, see Note 4 included in the consolidated financial statements contained elsewhere in this report.

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the multimedia solutions business of Marvell (the “Marvell Business Acquisition”). The Marvell Business Acquisition is also intended to increase our presence in the smart home market and increase opportunities to grow revenue. Effective September 8, 2017, we completed the Marvell Business Acquisition. The results of Marvell are included in our consolidated financial statements for the period from September 8, 2017 through June 30, 2018.  For further discussion of the Marvell Business Acquisition, see Note 4 included in the consolidated financial statements contained elsewhere in this report.

On June 20, 2017, we entered into a purchase agreement (the “Purchase Agreement”) with Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (collectively, the “Initial Purchasers”), pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of the Company’s 0.50% Convertible Senior Notes due 2022 (the “Notes”) in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds from the Offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $514.5 million, which includes proceeds from the exercise of the Initial Purchasers’ option to purchase additional Notes. The Offering was completed on June 26, 2017.  See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

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

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  We accrue for estimated sales returns, incentives, and other allowances at the time we recognize revenue.  Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable.  The majority of our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and provide for only limited return rights under product warranty.  Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  Some of our sales are to distributors which have limited stock rotation rights, which allow them to rotate a small portion of product in their inventory a maximum of two times per year. We recognize revenue to these distributors upon shipment of product to the distributor, as the stock rotation rights are limited and we can reasonably estimate expected product returns when right of return exists. When sales rebates, price allowances and stock rotations are applicable, they are estimated and recorded in the period the related revenue is recognized.

Inventory

We state our inventories at the lower of cost or net realizable value.  We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions.  Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories.  On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write down our inventories to their net realizable value based on our forecasts of future demand and market conditions.  If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required.  The following factors influence our estimates: changes to or cancellations of customer orders, unexpected decline in demand, rapid product improvements and technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

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

Results of Operations

As a result of our recent acquisitions, we are presenting a new revenue line for revenue derived from the IoT market. Certain reclassifications have been made to the prior period revenue presentation to conform to the current period revenue presentation. The following sets forth certain of our consolidated statements of income data for fiscal 2018, 2017, and 2016, along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2018 (1)	2017	$ Change	% Change	2017	2016	$ Change	% Change
Mobile product applications	$1,021.0	$1,406.0	$(385.0)	(27.4%)	$1,406.0	$1,398.2	$7.8	0.6%
PC product applications	257.8	229.2	28.6	12.5%	229.2	207.4	21.8	10.5%
IoT product applications	351.5	83.0	268.5	323.5%	83.0	61.3	21.7	35.4%
Net revenue	1,630.3	1,718.2	(87.9)	(5.1%)	1,718.2	1,666.9	51.3	3.1%
Gross margin	480.1	523.6	(43.5)	(8.3%)	523.6	581.5	(57.9)	(10.0%)
Operating expenses:
Research and development	363.2	292.3	70.9	24.3%	292.3	311.2	(18.9)	(6.1%)
Selling, general, and administrative	154.0	137.6	16.4	11.9%	137.6	161.7	(24.1)	(14.9%)
Acquired intangibles amortization	12.8	11.7	1.1	9.4%	11.7	18.6	(6.9)	(37.1%)
Impairment of acquired intangibles	—	—	—	0.0%	—	6.7	(6.7)	(100.0%)
Change in contingent consideration	—	—	—	0.0%	—	(0.5)	0.5	(100.0%)
Restructuring costs	12.0	7.3	4.7	64.4%	7.3	8.6	(1.3)	(15.1%)
Litigation settlement charge	—	10.0	(10.0)	(100.0%)	10.0	—	—	0.0%
Operating income/(loss)	(61.9)	64.7	(126.6)	(195.7%)	64.7	75.2	(10.5)	(14.0%)
Interest and other income, net	2.3	2.6	(0.3)	(11.5%)	2.6	5.2	(2.6)	(50.0%)
Interest expense	(22.2)	(6.0)	(16.2)	270.0%	(6.0)	(4.8)	(1.2)	25.0%
Income/(loss) before provision for income taxes	(81.8)	61.3	(143.1)	(233.4%)	61.3	75.6	(14.3)	(18.9%)
Provision for income taxes	40.5	12.2	28.3	232.0%	12.2	3.4	8.8	258.8%
Equity investment loss	(1.8)	(0.3)	(1.5)	500.0%	(0.3)	—	—	0.0%
Net income/(loss)	$(124.1)	$48.8	$(172.9)	(354.3%)	$48.8	$72.2	$(23.4)	(32.4%)

(1)

Includes the post-acquisition results of operations from Conexant, acquired on July 25, 2017, and the multimedia solutions business of Marvell, acquired on September 8, 2017 (see Note 4 Acquisitions to the consolidated financial statements contained elsewhere in this report).

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2018, 2017, and 2016:

			Percentage			Percentage
			Point			Point
			Increase			Increase
	2018 (1)	2017	(Decrease)	2017	2016	(Decrease)
Mobile product applications	62.6%	81.9%	(19.3%)	81.9%	83.9%	(2.0%)
PC product applications	15.8%	13.3%	2.5%	13.3%	12.4%	0.9%
IoT product applications	21.6%	4.8%	16.8%	4.8%	3.7%	1.1%
Net revenue	100.0%	100.0%		100.0%	100.0%
Gross margin	29.4%	30.5%	(1.1%)	30.5%	34.9%	(4.4%)

Operating expenses:
Research and development	22.3%	17.0%	5.3%	17.0%	18.7%	(1.7%)
Selling, general, and administrative	9.4%	8.0%	1.4%	8.0%	9.7%	(1.7%)
Acquired intangibles amortization	0.8%	0.7%	0.1%	0.7%	1.1%	(0.4%)
Impairment of acquired intangibles	0.0%	0.0%	0.0%	0.0%	0.4%	(0.4%)
Change in contingent consideration	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Restructuring costs	0.7%	0.4%	0.3%	0.4%	0.5%	(0.1%)
Litigation settlement charge	0.0%	0.6%	(0.6%)	0.6%	0.0%	0.6%
Operating income/(loss)	(3.8%)	3.8%	(7.6%)	3.8%	4.5%	(0.7%)
Interest and other income, net	0.1%	0.2%	(0.1%)	0.2%	0.3%	(0.1%)
Interest expense	(1.4%)	(0.3%)	(1.1%)	(0.3%)	(0.3%)	0.0%
Income/(loss) before provision for income taxes	(5.0%)	3.6%	(8.6%)	3.6%	4.5%	(0.9%)
Provision for income taxes	2.5%	0.7%	1.8%	0.7%	0.2%	0.5%
Equity investment loss	(0.1%)	0.0%	(0.1%)	0.0%	0.0%	0.0%
Net income/(loss)	(7.6%)	2.8%	(10.4%)	2.8%	4.3%	(1.5%)

(1)

Includes the post-acquisition results of operations from Conexant, acquired on July 25, 2017, and the multimedia solutions business of Marvell, acquired on September 8, 2017 (see Note 4 Acquisitions to the consolidated financial statements contained elsewhere in this report).

Fiscal 2018 Compared with Fiscal 2017

Net Revenue.

Net revenue was $1,630.3 million for fiscal 2018 compared with $1,718.2 million for fiscal 2017, a decrease of $87.9 million, or 5.1%.  Of our fiscal 2018 net revenue, $1,021.0 million, or 62.6%, of net revenue was from the mobile product applications market, $257.8 million, or 15.8%, of net revenue was from the PC product applications market, and $351.5, or 21.6%, of net revenue was from the IoT product applications market.  The overall decrease in net revenue for fiscal 2018 was attributable to a $385.0 million, or 27.4%, decrease in net revenue from mobile product applications; partially offset by an increase of $268.5 million, or 323.5% increase, in net revenue from IoT product applications, and an increase of $28.6 million, or 12.5%, in net revenue from PC product applications.  The decrease in mobile product applications was driven by a decrease in the units sold (34.4% less units), partially offset by an increase in average selling prices (which increased 10.6%).  The increase in net revenue from IoT product applications was primarily driven by the Conexant Acquisition and the Marvell Business Acquisition.  The increase in net revenue from PC product applications was driven by an increase in the units sold (3.8% more units), partially offset by a decrease in average selling prices (which decreased 19.0%).

Gross Margin.

Gross margin as a percentage of net revenue was 29.4%, or $480.1 million, for fiscal 2018 compared with 30.5%, or $523.6 million, for fiscal 2017.  The 110 basis point decline in gross margin was primarily due to $38.6 million of inventory fair value adjustments associated with the Conexant Acquisition and the Marvell Business Acquisition, as well as a $23.6 million increase in acquired intangibles amortization that were charged to cost of revenue during the year, partially offset by a favorable mix due primarily to IoT business products which have higher gross margins.

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

Operating Expenses.

Research and Development Expenses.  Research and development expenses increased $70.9 million, to $363.2 million, for fiscal 2018 compared with fiscal 2017.  The increase in research and development expenses primarily reflected (i) a $53.8 million increase in employee compensation and employment-related costs, resulting from a 31.2% increase in research and development headcount due to our recent acquisitions; (ii) a $10.4 million increase in software licensing and intellectual property costs; (iii) an $8.3 million increase in infrastructure costs related to facilities; (iv) a $2.9 million increase in non-employee services; (v) a $2.5 million increase in travel related costs; (vi) partially offset by a $7.6 million decrease in supplies and project related costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $16.4 million, to $154.0 million, for fiscal 2018 compared with fiscal 2017.  The increase in selling, general, and administrative expenses primarily reflected (i) a $17.8 million increase in employee compensation and employment-related costs, resulting from a 2.4% increase in selling, general, and administrative headcount which included an increase in headcount due to our recent acquisitions; and (ii) a $2.5 million increase in non-employee services; (iii) partially offset by a $5.3 million reduction in infrastructure costs related to facilities.

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See Note 5 Acquired Intangibles to the consolidated financial statements contained elsewhere in this report.

Impairment of Acquired Intangibles. Impairment of acquired intangibles represents the reduction of the carrying value of intangible assets which have been determined unrecoverable.

Restructuring costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2018 and fiscal 2017 were $12.0 million and $7.3 million, respectively, due to restructuring plans implemented in fiscal 2018 and 2016.  The fiscal 2016 restructuring activities were completed in fiscal 2017 and the fiscal 2018 restructuring activities were completed in fiscal 2018.  See Note 13 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Litigation settlement charge. We accrued a litigation settlement charge during fiscal 2017 in connection with certain legal proceedings disclosed under Note 7 Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and other income, net.  Interest and other income, net was $2.3 million for fiscal 2018 compared with $2.6 million for fiscal 2017.

Interest expense.  Interest expense in fiscal 2018 was $22.2 million and represents interest and amortization of debt issuance costs and discount on the $525.0 million convertible debt issued on June 26, 2017.  Interest expense in fiscal 2017 was $6.0 million and represents interest on the $250.0 million in term loan and line-of-credit debt which was paid off in conjunction with the issuance of the convertible debt in fiscal 2018.  See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Provision for Income Taxes.

As a result of the decrease in the U.S. tax rate from the comprehensive tax legislation enacted in December 2017 by the United States government, commonly known as the Tax Cuts and Jobs Act, our U.S. statutory tax rate is lower than tax rates in many foreign jurisdictions in which we operate. This resulted in a significant increase on our effective tax rate relating to foreign tax rate differential for 2018. In addition, the effective tax for fiscal year 2018 was increased by the one-time transition tax. The foreign tax differential has had a significant downward impact on the reconciliation of our provision of the U.S. Federal statutory rate to the actual provision for taxes for each fiscal year in the two-year period ended with fiscal 2017. See Note 11 Income Taxes to the consolidated financial statements for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2018 and 2017.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.9 million to an increase of $3.2 million.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner that found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion to allow time for the reconstituted panel to confer on this appeal.  As our tax filing position is consistent with the treasury regulations, we determined no adjustment to our financial statements is required, however, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Fiscal 2017 Compared with Fiscal 2016

Net Revenue.

Net revenue was $1,718.2 million for fiscal 2017 compared with $1,666.9 million for fiscal 2016, an increase of $51.3 million, or 3.1%.  Of our fiscal 2017 net revenue, $1,406.0 million, or 81.9%, of net revenue was from the mobile product applications market, $229.2 million, or 13.3%, of net revenue was from the PC product applications market, and $83.0 million, or 4.8%, was from the IoT product applications market.  The overall increase in net revenue for fiscal 2017 was attributable to an increase of $21.8 million, or 10.5%, in net revenue from PC product applications, a $21.7 million, or 35.4% increase in net revenue from IoT product applications, and a $7.8 million, or 0.6% increase in net revenue from mobile product applications, despite a 16.5% decline in revenue from our discrete display products which are incorporated into smartphones.  The increase in net revenue from PC product applications was driven by an increase in the units sold (7.0% more units) as well as an increase in average selling prices (which increased 3.3%).  The increase in IoT product applications was driven by an increase in the units sold (45.7% more units), partially offset by a decrease in average selling prices (which decreased 7.1%). The increase in mobile product applications was driven by an increase in the units sold (11.4% more units), partially offset by a decrease in average selling prices (which decreased 10.2%).

Gross Margin.

Gross margin as a percentage of net revenue was 30.5%, or $523.6 million, for fiscal 2017 compared with 34.9%, or $581.5 million, for fiscal 2016.  The 440 basis point decline in gross margin was primarily due to product mix, including the impact of lower margins on TDDI products and technical issues associated with new optical fingerprint solutions. Gross margin as a percentage of net revenue was negatively impacted by the lower margins on TDDI products and fingerprint products.

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

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See Note 5 Acquired Intangibles to the consolidated financial statements contained elsewhere in this report.

Impairment of Acquired Intangibles. Impairment of acquired intangibles represents the reduction of the carrying value of intangible assets which have been determined unrecoverable.

Restructuring costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2017 and fiscal 2016, respectively, were $7.3 million and $8.6 million due to restructuring plans implemented in fiscal 2016.  The fiscal 2016 restructuring activities were completed in fiscal 2017.  See Note 13 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Litigation settlement charge. We accrued a litigation settlement charge during fiscal 2017 in connection with certain legal proceedings disclosed under Note 7 Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and other income, net.  Interest and other income, net was $2.6 million for fiscal 2017 compared with $5.2 million for fiscal 2016, resulting from an impairment recovery on investments upon redemption and a gain on legal settlement.

Interest expense.  Interest expense represents interest on the $250.0 million in debt borrowed under a term loan and line-of-credit which were paid off in fiscal 2018.  See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Provision for Income Taxes.

Our effective tax rate is largely attributable to the tax rates in the foreign jurisdictions in which our pre-tax profit is recognized for income tax purposes. The foreign tax differential has had a significant downward impact on the reconciliation of our provision at the U.S. Federal statutory rate to the actual provision for taxes for each fiscal year in the three year period ended with fiscal 2017. While the impact of tax in foreign jurisdictions does have the most significant impact on our effective tax rate, the lower tax rate in fiscal 2016 was also driven by the permanent extension of the federal research tax credit and our ongoing tax planning.  See Note 11 Income Taxes to the consolidated financial statements for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2017 and 2016.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2018.  The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, which are of a normal and recurring nature that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented.  Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in millions, except per share amounts) (unaudited)	June 2018	March 2018	December 2017	September 2017	June 2017	March 2017	December 2016	September 2016
Net revenue	$388.5	$394.0	$430.4	$417.4	$426.5	$444.2	$461.3	$386.2
Cost of revenue	260.9	271.1	315.2	303.0	299.7	309.5	322.6	262.8
Gross margin	127.6	122.9	115.2	114.4	126.8	134.7	138.7	123.4
Operating expenses:
Research and development	90.2	93.7	92.2	87.1	73.8	71.6	73.5	73.4
Selling, general, and administrative	38.4	37.9	37.4	40.3	32.6	38.1	32.3	34.6
Acquired intangibles amortization	4.3	1.4	3.0	4.1	2.4	2.4	2.4	4.5
Impairment of acquired intangibles	—	—	—	—	—	—	—	—
Change in contingent consideration	—	—	—	—	—	—	—	—
Restructuring costs	3.4	2.2	6.6	(0.2)	—	0.3	1.7	5.3
Litigation settlement charge	—	—	—	—	—	10.0	—	—
Total operating expenses	136.3	135.2	139.2	131.3	108.8	122.4	109.9	117.8
Operating income/(loss)	(8.7)	(12.3)	(24.0)	(16.9)	18.0	12.3	28.8	5.6
Interest and other income, net	0.7	0.3	0.4	0.9	0.1	0.1	2.0	0.4
Interest expense	(5.2)	(5.0)	(5.1)	(6.9)	(1.7)	(1.6)	(1.4)	(1.3)
Income/(loss) before income taxes	(13.2)	(17.0)	(28.7)	(22.9)	16.4	10.8	29.4	4.7
Provision/(benefit) for income taxes	(12.1)	(3.9)	53.3	3.2	(1.7)	6.3	6.6	1.0
Equity investment loss	(0.4)	(0.6)	(0.4)	(0.4)	(0.3)	—	—	—
Net income/(loss)	$(1.5)	(13.7)	(82.4)	(26.5)	$17.8	4.5	22.8	3.7

Net income/(loss) per share:
Basic	$(0.04)	$(0.40)	$(2.42)	$(0.79)	$0.52	$0.13	$0.65	$0.11
Diluted	$(0.04)	$(0.40)	$(2.42)	$(0.79)	$0.51	$0.13	$0.64	$0.10

Shares used in computing net income/(loss) per share:
Basic	34.9	34.5	34.1	33.5	34.4	34.8	35.1	34.8
Diluted	34.9	34.5	34.1	33.5	35.2	35.4	35.9	35.6

Liquidity and Capital Resources

Our cash and cash equivalents were $301.0 million as of the end of fiscal 2018 compared with $367.8 million as of the end of fiscal 2017, a decrease of $66.8 million. This decrease primarily reflected cash flows used in investing and financing activities, primarily related to $396.7 million of cash used for the acquisition of businesses, $220.0 used for the payment of debt, $93.6 million used to repurchase shares of our common stock, $34.1 million used for the purchase of property and equipment, $7.7 million used for the purchase of intangible assets, partially offset by $514.5 net proceeds from issuance of convertible debt, $32.3 million proceeds from issuance of shares, and cash flows provided by operating activities of $145.0 million. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax, that may result from a future repatriation of those earnings.  As of June 30, 2018, $153.2 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities.  For fiscal 2018, the $145.0 million in net cash provided by operating activities was primarily attributable to net loss of $124.1 million plus adjustments for non-cash charges, including acquired intangibles amortization of $83.9 million, share-based compensation costs of $71.3 million, and depreciation and amortization of $38.9 million, as well as other non-cash adjustments of $25.2 million, and a net change in operating assets and liabilities of $49.8 million.  The net change in operating assets and liabilities related primarily to a $79.5 million decrease in inventories, an $18.8 million decrease in prepaid expenses, a $6.2 million increase in accounts payable, a $5.4 million increase in income taxes payable, partially offset by a $22.7 million increase in accounts receivable, a $22.1 million decrease in other accrued liabilities, an $8.1 million decrease in accrued compensation, and a $7.2 million increase in other assets.  Our days sales outstanding increased from 54 days to 67 days from fiscal 2017 to fiscal 2018, due to a much smaller percentage of the quarter’s net revenue occurring late in the June 30, 2017 quarter compared with a much larger percentage of the quarter’s net revenue occurring late in the June 30, 2018 quarter. We do believe DSOs are at normalized levels which are typically between 60 to 70 days.  Our inventory turns decreased to seven in fiscal 2018 from nine in 2017.

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

Cash Flows from Investing Activities.  Net cash used in investing activities for fiscal 2018, 2017, and 2016 was $438.5 million, $42.3 million, and $26.6 million, respectively. Net cash used in investing activities for fiscal 2018 consisted of $396.7 million used for the acquisition of businesses, $34.1 million used for the purchase of capital assets and $7.7 million used to purchase intangible assets. Net cash used in investing activities for fiscal 2017 consisted of $31.4 million used for the purchase of capital assets and $18.4 million for an equity method investment, partially offset by $7.5 million in proceeds from sales of investments.  Net cash used in investing activities for fiscal 2016 consisted of $28.6 million used for the purchase of capital assets and $4.6 million for the purchase of intangible assets, partially offset by $6.6 million in proceeds from sales of investments.

Cash Flows from Financing Activities.  Net cash provided in financing activities for fiscal 2018 was $226.7 million and net cash used in financing activities for fiscal 2017 and 2016 was $94.1 million and $281.1 million, respectively.  Our net cash provided by financing activities for fiscal 2018 was primarily attributable to $514.5 million of proceeds received for issuance of convertible debt, net, $32.3 million of proceeds from issuance of shares, partially offset by $220.0 million used for the payment of debt, $93.6 million used to repurchase shares of our common stock in the open market, and $5.4 million used for payroll taxes for DSUs.  Our net cash used in financing activities for fiscal 2017 was primarily attributable to $88.0 million used to repurchase shares of our common stock in the open market, $18.8 million used for the payment of debt, $6.6 million used for payroll taxes for DSUs and MSUs, and $5.3 million used for the payment of acquisition related liabilities, partially offset by $24.7 million of proceeds from issuance of shares.  Our net cash used in financing activities for fiscal 2016 was primarily attributable to $240.6 million used to repurchase shares of our common stock in the open market, $60.9 million used for the payment of acquisition related liabilities, $15.6 million used for payroll taxes for DSUs and MSUs, and $7.6 million used for the payment of debt, partially offset by $32.4 million of proceeds from issuance of shares and $11.5 million of excess tax benefit from share-based compensation.
Common Stock Repurchase Program. As of June 30, 2018, our Board of Directors has cumulatively authorized $1.3 billion for our common stock repurchase program, which will expire in July 2019.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2018, we purchased 27,639,876 shares of our common stock in the open market for an aggregate cost of $1.1 billion.  Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date; if adjusted for the stock split, the average cost would be $33.37.  As of June 30, 2018, we had $226.1 million remaining under our common stock repurchase program.

Convertible Debt. On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which includes proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

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

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022, and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date.  Debt issuance costs of $2.3 million will be amortized over 60 months.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of June 30, 2018, there is no balance outstanding under the revolving credit facility.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2018 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years
Long-term debt (1)	$535.4	$2.6	$5.2	$527.6
Leases	12.0	6.0	5.2	0.8
Purchase obligations and other commitments (2)	56.3	45.7	10.6	—
Other obligations (3)	8.7	8.7	—	—
Total	$612.4	$63.0	$21.0	$528.4

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)	Represents payments retained in connection with the earn-out consideration related to the Validity acquisition.

In connection with the acquisition of Validity in November 2013, we entered into a contingent consideration arrangement.  As of June 30, 2018, the balance represents amounts we have not paid and have retained, subject to the resolution of matters related to the Amkor Technology legal dispute (see Legal Proceedings under Note 7 Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report).  The earn-out period for this arrangement was complete as of March 31, 2016.  We estimated the fair value of the final earn-out consideration liability as of June 30, 2018 to be $8.7 million.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $24.8 million.  As of June 30, 2018, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

The amounts in the table above exclude the provisional amount for our one-time transition tax liability for our foreign subsidiaries of $44.1 million.  As of June 30, 2018, the amount recorded is a provisional amount and may change as we prepare our fiscal 2018 tax return.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standard update, or ASU, on Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition guidance in U.S. GAAP when the new standard becomes effective and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for us in our fiscal year 2019, with early adoption permitted in the first quarter of fiscal 2018.  We did not early adopt the new standard.  The new standard permits the use of either the full retrospective or modified retrospective transition method and we plan to adopt the standard using the modified retrospective transition method.  Based on our assessment of the ASU and our related customer contracts and current revenue recognition methodologies and processes, the new revenue standard is not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements. The new guidance will also require additional disclosures.

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

Foreign currency exchange risk

In the past, we have had relatively little exposure to foreign currency exchange risks and foreign exchange losses have been immaterial.  However, with our acquisition of RSP, our foreign currency exchange risk profile changed during fiscal 2015 as a result of transitioning the RSP business from a primarily Japanese yen-based revenue and cost of goods model to a U.S. dollar-based revenue and cost of goods model, and incurring yen-denominated acquisition holdback liabilities to the sellers at the closing date of the RSP Acquisition.

Our total net revenue for fiscal 2018, 2017 and 2016 was denominated in U.S. dollars.  Costs denominated in foreign currencies were approximately 10%, 9% and 10% of our total costs for fiscal 2018, 2017 and 2016, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 4% and 5% of our accounts payable were denominated in foreign currencies at June 30, 2018 and 2017, respectively.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating loss before taxes by approximately $17.4 million for fiscal 2018, assuming no offsetting hedge positions.

Interest rate risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use our investment portfolio for trading or other speculative purposes.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2018.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2018, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our assessment of the internal controls excluded Conexant Systems, LLC, which was acquired on July 25, 2017.  Conexant had net revenues of $116.5 million and total assets of $327.8 million, which are included in our consolidated statement of operations for the twelve months ended June 30, 2018.  Conexant’s net revenues represent approximately 7% of our net revenue for fiscal 2018 and its total assets represent approximately 22% of our total assets covered by this report.  We are currently assessing the control environment of this acquired business. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. During the integration period, management is developing additional controls to ensure the financial information provided by Conexant is complete and accurate in all material respects.

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 30, 2018.  The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Executive Officers of the Registrant.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit Number	Exhibit

2.1†#

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

2.3#	Stock Purchase Agreement, dated June 11, 2017, by and among Synaptics Incorporated, Lakestar Semi, Inc., CNXT Holdings, Inc. and Conexant Systems, LLC (3)

3.1	Certificate of Incorporation (4)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (5)

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (6)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (7)

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant (8)

4.1	Form of Common Stock Certificate (9)

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee (10)

4.3	Form of 0.50% Convertible Senior Note due 2022 (11)

10.1

Amendment and Restatement Agreement, dated September 27, 2017, by and among Synaptics, as borrower, certain material domestic subsidiaries of Synaptics, as subsidiary guarantors, the Lenders, as lenders, and Wells Fargo, as administrative agent for the Lenders (12)

10.2

Amended and Restated Credit Agreement, dated September 27, 2017, by and among Synaptics, as borrower, the Lenders, as lenders, Wells Fargo, as administrative Agent, Wells Fargo Securities, LLC as joint lead arranger and joint bookrunner, MUFG Union Bank, N.A. and BMO Capital Markets Corp. as joint lead arrangers, joint book runners and co-syndication agents (12)

10.3*	Synaptics Incorporated Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 31, 2017 (13)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (14)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (15)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (16)

10.24(a)*	Amended and Restated 2010 Incentive Compensation Plan (17)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (11)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (18)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (11)

10.24(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (19)

Exhibit Number	Exhibit

10.24(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan (19)

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (2)

10.26*	Change of Control Severance Policy for Principal Executive Officers (19)

10.27*	Severance Policy for Principal Executive Officers (19)

10.28*	Employment Offer Letter, dated September 28, 2011 between the registrant and Richard Bergman (20)

10.29*	Employment Offer Letter, dated April 23, 2015 between the registrant and Wajid Ali (21)

10.30*	Form of Director and Officer Indemnification Agreement (22)
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(2)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2017.
(4)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(5)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(9)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 26, 2017.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on August 18, 2017.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 2, 2017.
(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on November 3, 2017.
(14)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(16)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2016.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(19)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 8, 2018.
(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 4, 2011
(21)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 25, 2015.
(22)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.

*	Indicates a contract with management or compensatory plan or arrangement.

†	Certain portions of this exhibit have been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted
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

SYNAPTICS INCORPORATED

Date: August 24, 2018	By:	/s/ Richard A. Bergman
Richard A. Bergman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bergman	President and Chief Executive Officer,	August 24, 2018
Richard A. Bergman	and Director

/s/ Wajid Ali	Senior Vice President and Chief Financial Officer	August 24, 2018
Wajid Ali	(Principal Financial and Accounting Officer)

/s/ Francis F. Lee	Chairman of the Board	August 24, 2018
Francis F. Lee

/s/ Jeffrey D. Buchanan	Director	August 24, 2018
Jeffrey D. Buchanan

/s/ Nelson C. Chan	Director	August 24, 2018
Nelson C. Chan

/s/ Keith B. Geeslin	Director	August 24, 2018
Keith B. Geeslin

/s/ Russell J. Knittel	Director	August 24, 2018
Russell J. Knittel

/s/ Richard L. Sanquini	Director	August 24, 2018
Richard L. Sanquini

/s/ James L. Whims	Director	August 24, 2018
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and its subsidiaries as of June 30, 2018 and June 24, 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018 and the related notes (collectively, the consolidated financial statements). We also have audited the  internal control over financial reporting of Synaptics Incorporated as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synaptics Incorporated and its subsidiaries as of June 30, 2018 and June 24, 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synaptics Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Synaptics Incorporated acquired Conexant Systems, LLC during 2018, and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of June 30, 2018, the internal control over financial reporting  of Conexant Systems, LLC associated with total assets of $327.8 million and total revenues of $116.5 million included in the consolidated financial statements of Synaptics Incorporated and subsidiaries as of and for the year ended June 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Conexant Systems, LLC.

Basis for Opinions

The management of Synaptics Incorporated is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at item 9A. Our responsibility is to express an opinion on the consolidated financial statements of Synaptics Incorporated and its subsidiaries and an opinion on the internal control over financial reporting of Synaptics Incorporated based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Santa Clara, California
August 24, 2018

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$301.0	$367.8
Accounts receivable, net of allowances of $1.8 and $2.6 at June 2018 and 2017, respectively	289.1	255.2
Inventories	131.2	131.4
Prepaid expenses and other current assets	18.2	37.6
Total current assets	739.5	792.0
Property and equipment, net	117.8	113.8
Goodwill	372.8	206.8
Acquired intangibles, net	219.2	101.0
Non-current other assets	50.5	53.1
	$1,499.8	$1,266.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156.9	$135.8
Accrued compensation	25.4	31.9
Income taxes payable	13.1	17.2
Acquisition-related liabilities	8.7	8.7
Other accrued liabilities	79.7	101.8
Current portion of long-term debt	-	15.0
Total current liabilities	283.8	310.4

Long-term debt, net of issuance costs	—	202.0
Convertible notes, net	450.7	—
Other long-term liabilities	36.0	14.1
Total liabilities	770.5	526.5

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 62,889,679 and 60,579,911 shares issued, and 35,249,803 and 34,638,435 shares outstanding, at June 2018 and 2017, respectively	0.1	0.1
Additional paid-in capital	1,195.2	1,004.8
Treasury stock: 27,639,876 and 25,941,476 common shares at June 2018 and 2017, respectively, at cost	(1,073.9)	(980.3)
Accumulated other comprehensive income	1.5	1.5
Retained earnings	606.4	714.1
Total stockholders' equity	729.3	740.2
	$1,499.8	$1,266.7

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2018	2017	2016
Net revenue	$1,630.3	$1,718.2	$1,666.9
Cost of revenue	1,150.2	1,194.6	1,085.4
Gross margin	480.1	523.6	581.5
Operating expenses:
Research and development	363.2	292.3	311.2
Selling, general, and administrative	154.0	137.6	161.7
Acquired intangibles amortization	12.8	11.7	18.6
Impairment of acquired intangibles	—	—	6.7
Change in contingent consideration	—	—	(0.5)
Restructuring costs	12.0	7.3	8.6
Litigation settlement charge	—	10.0	—
Total operating expenses	542.0	458.9	506.3
Operating income/(loss)	(61.9)	64.7	75.2
Interest and other income	2.3	0.7	3.1
Interest expense	(22.2)	(6.0)	(4.8)
Impairment recovery on investments, net	-	1.9	2.1
Income/(loss) before provision for income taxes and equity investment loss	(81.8)	61.3	75.6
Provision for income taxes	40.5	12.2	3.4
Equity investment loss	(1.8)	(0.3)	—
Net income/(loss)	$(124.1)	$48.8	$72.2

Net income/(loss) per share:
Basic	$(3.63)	$1.40	$1.97
Diluted	$(3.63)	$1.37	$1.91

Shares used in computing net income/(loss) per share:
Basic	34.2	34.8	36.6
Diluted	34.2	35.6	37.9

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Fiscal Year
	2018	2017	2016
Net income/(loss)	$(124.1)	$48.8	$72.2
Other comprehensive loss, net of tax:
Change in unrealized net loss on investments	—	(1.5)	(2.7)
Reclassification from accumulated other comprehensive loss to interest income for accretion of non-current investments	—	(0.3)	(1.8)
Net current-period other comprehensive loss	—	(1.8)	(4.5)
Comprehensive income/(loss)	$(124.1)	$47.0	$67.7

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 2015	58,249,107	$0.1	$843.8	$(651.7)	$7.8	$593.1	$793.1
Net income	—	—	—	—	—	72.2	72.2
Other comprehensive income	—	—	—	—	(4.5)	—	(4.5)
Issuance of common stock for share- based award compensation plans	1,283,041	—	32.4	—	—	—	32.4
Payroll taxes for deferred stock units	—	—	(15.6)	—	—	—	(15.6)
Purchases of treasury stock	—	—	—	(240.6)	—	—	(240.6)
Tax benefit associated with share-based awards	—	—	11.2	—	—	—	11.2
Share-based compensation	—	—	56.8	—	—	—	56.8
Balance at June 2016	59,532,148	0.1	928.6	(892.3)	3.3	665.3	705.0
Net income	—	—	—	—	—	48.8	48.8
Other comprehensive income	—	—	—	—	(1.8)	—	(1.8)
Issuance of common stock for share- based award compensation plans	1,047,763	—	24.7	—	—	—	24.7
Payroll taxes for deferred stock units	—	—	(6.6)	—	—	—	(6.6)
Purchases of treasury stock	—	—	—	(88.0)	—	—	(88.0)
Tax deficiency associated with share-based awards	—	—	(3.7)	—	—	—	(3.7)
Share-based compensation	—	—	61.8	—	—	—	61.8
Balance at June 2017, as reported	60,579,911	0.1	1,004.8	(980.3)	1.5	714.1	740.2
Cumulative effect of changes in accounting principles for share-based compensation	—	—	1.0	—	—	24.7	25.7
Cumulative effect of changes in accounting principles for income taxes: intra-entity transfers of assets other than inventory						(8.3)	(8.3)
Balance at June 2017, as adjusted	60,579,911	0.1	1,005.8	(980.3)	1.5	730.5	757.6
Net loss	—	—	—	—	—	(124.1)	(124.1)
Issuance of common stock for share- based award compensation plans	1,583,102	—	32.3	—	—	—	32.3
Issuance of common stock for acquisition	726,666	—	39.1	—	—	—	39.1
Payroll taxes for deferred stock units	—	—	(5.4)	—	—	—	(5.4)
Purchases of treasury stock	—	—	—	(93.6)	—	—	(93.6)
Share-based compensation	—	—	71.3	—	—	—	71.3
Issuance of Convertible debt	—	—	52.1	—	—	—	52.1
Balance at June 2018	62,889,679	$0.1	$1,195.2	$(1,073.9)	$1.5	$606.4	$729.3

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities
Net income/(loss)	$(124.1)	$48.8	$72.2
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	71.3	61.8	56.8
Depreciation and amortization	38.9	33.2	31.2
Acquired intangibles amortization	83.9	59.3	73.0
Accretion and remeasurement of contingent consideration liability	-	-	(0.5)
Deferred taxes	4.9	(17.4)	(21.1)
Impairment of property and equipment	—	—	3.0
Impairment of acquired intangibles	—	—	6.7
Non-cash interest	—	(0.3)	(1.8)
Amortization of convertible debt discount and issuance costs	16.9	—	—
Amortization of debt issuance costs	1.6	1.2	1.0
Impairment recovery on investments, net	—	(1.9)	(2.1)
Equity investment loss	1.8	0.3	—
Foreign currency remeasurement (gain)/loss	—	(0.2)	8.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(22.7)	(2.6)	72.0
Inventories	79.5	15.0	(6.2)
Prepaid expenses and other current assets	18.8	(9.6)	5.8
Other assets	(7.2)	6.5	5.6
Accounts payable	6.2	(38.4)	(15.3)
Accrued compensation	(8.1)	(7.8)	3.3
Acquisition related liabilities	—	(16.8)	(18.2)
Income taxes payable	5.4	2.3	(26.1)
Other accrued liabilities	(22.1)	19.5	9.1
Net cash provided by operating activities	145.0	152.9	256.6
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(396.7)	—	—
Proceeds from sales of investments	—	7.5	6.6
Purchases of property and equipment	(34.1)	(31.4)	(28.6)
Purchase of intangible assets	(7.7)	—	(4.6)
Investment in direct financing lease	—	(17.0)	—
Proceeds from direct financing leases	—	17.0	—
Equity method investment	—	(18.4)	—
Net cash used in investing activities	(438.5)	(42.3)	(26.6)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	514.5	—	—
Payment of acquisition-related liabilities	—	(5.3)	(60.9)
Payment of debt	(220.0)	(18.8)	(7.6)
Purchases of treasury stock	(93.6)	(88.0)	(240.6)
Proceeds from issuance of shares	32.3	24.7	32.4
Payment of debt issuance costs	(1.1)	(1.2)	(0.3)
Excess tax benefit from share-based compensation	-	1.1	11.5
Payroll taxes for deferred stock and market stock units	(5.4)	(6.6)	(15.6)
Net cash provided by/(used in) financing activities	226.7	(94.1)	(281.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.9)	3.4
Net increase/(decrease) in cash and cash equivalents	(66.8)	15.6	(47.7)
Cash and cash equivalents at beginning of year	367.8	352.2	399.9
Cash and cash equivalents at end of year	$301.0	$367.8	$352.2
Supplemental disclosures of cash flow information
Cash paid for interest	$3.8	$6.0	$5.0
Cash paid for taxes	$26.4	$22.1	$46.9
Cash refund on taxes	$1.7	$10.1	$18.0
Non-cash investing and financing activities:
Property and equipment received but unpaid	$6.6	$6.0	$3.1
Common stock issued pursuant to acquisition	$39.1	$—	$—

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, Internet of Things, or IoT, which includes devices with voice, speech and video within smart homes, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  Every solution we deliver either contains or consists of our touch-, display driver-, fingerprint authentication-based-, voice and speech-, or video-semiconductor solutions, which include our chip, customer-specific firmware, and software.  Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smartphones, most of the world’s largest PC OEMs, and many large OEMs for voice- speech and video products.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were a 53-week period ended June 30, 2018, and 52-week periods ended June 24, 2017 and June 25, 2016. For simplicity, the accompanying consolidated financial statements have been shown as ending on calendar year end dates as of and for all periods presented, unless otherwise indicated.

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

Our cash equivalents and investments classified as available-for-sale securities as of the end of fiscal 2018 and 2017 were as follows (in millions):

	2018
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$275.2	$—	$275.2
Reported as non-current assets:
Auction rate securities	-	1.5	1.5
Total available-for-sale securities	$275.2	$1.5	$276.7

	2017
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$361.7	$—	$361.7
Reported as non-current assets:
Auction rate securities	-	1.5	1.5
Total available-for-sale securities	$361.7	$1.5	$363.2

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

Financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2018 and 2017 were as follows (in millions):

	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market	$275.2	$—	$—	$361.7	$—	$—
Auction rate securities	—	—	1.5	—	—	1.5
Total available-for-sale securities	$275.2	$—	$1.5	$361.7	$—	$1.5

In connection with the acquisition of Validity Sensors, Inc., or Validity, we entered into a contingent consideration arrangement.  As of June 30, 2018, the balance of $8.7 million represents a contractual liability which is no longer subject to valuation as the carrying amount approximates the fair value.  The balance represents amounts we have not paid and have retained, subject to resolution of matters related to the Amkor Technology legal dispute (see Legal Proceedings under Note 7 Commitments and Contingencies).

Changes in fair value of our Level 3 financial assets for fiscal 2018 and 2017 were as follows (in millions):

	2018	2017
Beginning balance	$1.5	$8.6
Net unrealized loss	-	(1.5)
Impairment recovery on redeemed investments	-	1.9
Redemptions	-	(7.5)
Ending balance	$1.5	$1.5

There were no transfers in or out of our Level 1, 2 or 3 assets during fiscal 2018 or 2017.

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

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2018 and 2017:

	2018	2017
Customer A	13%	13%
Customer B	11%	17%
Customer C	10%	15%

*	Less than 10%

Other Concentrations

Our products include certain components that are currently single sourced.  We believe other vendors would be able to provide similar components, however, the qualification of such vendors may require extra lead time.  In order to mitigate any adverse impacts from a disruption of supply, we strive to maintain an adequate supply of critical single-sourced components.

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, and title has transferred, the price is fixed or determinable, and collection is reasonably assured.  We accrue for estimated sales returns, incentives and other allowances at the time we recognize revenue.  Our products contain embedded firmware and software, which together with, or consisting of, our ASIC chip, deliver the essential functionality of our products and, as such, software revenue recognition guidance is not applicable to our products. The majority of our sales to distributors are made under agreements that generally do not provide for price adjustments after purchase and revenue recognition and provide for only limited return rights under product warranty.  Revenue on these sales is recognized in the same manner as sales to our non-distributor customers.  Some of our sales are to distributors which have limited stock rotation rights, which allow them to rotate a small portion of product in their inventory a maximum of two times per year.

When sales rebates, price allowances or stock rotations are applicable, they are estimated and recorded in the period the related revenue is recognized.

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

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers, and the related assembly, package, and test costs of our products.  Also included in our cost of revenue are personnel and related costs, including share-based compensation, for quality assurance and manufacturing support personnel; logistics costs; depreciation of equipment supporting manufacturing; acquired intangibles amortization; fair value adjustments associated with acquired businesses; inventory write-downs and losses on purchase obligations; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2018 and 2017 and consisted of the following (in millions):

	2018	2017
Raw materials and work-in-progress	$105.0	$94.7
Finished goods	26.2	36.7
	$131.2	$131.4

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

Other Assets

In April 2017, we paid $18.4 million for a 14.4% interest in OXi Technology Ltd., or OXi.  Our investment in OXi is included in non-current other assets on our consolidated balance sheet.  We determined the equity method of accounting applies to our investment as we have significant influence over OXi’s operating and financial policies.  We record our portion of OXi’s net income/(loss) on a one quarter lag due to the timing of the availability of OXi’s financial records.  In addition, we amortize intangible assets that we recorded under the equity method of accounting, and such amortization as well as our portion of Oxi’s net income/(loss) is included in equity investment loss on our consolidated statements of income.  As of June 30, 2018, we did not have any related party transactions with OXi.

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $1.1 million, $0.7 million and $5.8 million in fiscal 2018, 2017, and 2016, respectively.  Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of income.

We also enter into foreign currency contracts to manage exposure related to certain foreign currency obligations.  The foreign currency contracts are not designated as hedging instruments and, accordingly, are not subject to hedge accounting.  As of June 30, 2018 and 2017, we had no outstanding foreign currency forwards. In fiscal 2016 we recognized net realized gains of $4.8 million on foreign currency forward contracts, which are recorded in selling, general, and administrative expenses in the consolidated statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for fiscal 2018 and 2017 were as follows (in millions):

	2018	2017
Beginning balance	$206.8	$206.8
Acquisition activity	157.3	-
Post acquisition adjustments	8.7	-
Ending balance	$372.8	$206.8

We have allocated our goodwill to two reporting units.  We perform a qualitative assessment of the goodwill in the fourth quarter of each fiscal year.  In assessing the qualitative factors, we considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, gross margin and cash flow from operating activities. We concluded that the fair value of the reporting units exceeded their carrying amount, therefore, there is no need for impairment. No goodwill impairment was recognized for fiscal 2018, 2017, and 2016.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  During fiscal 2016, we recorded a $6.7 million impairment charge for an acquired intangible asset related to ThinTouch developed technology, which we determined is probable not to be recoverable, based on revenue forecasts.  This intangible asset has been written down to zero.  During fiscal 2018 and 2017, we did not have an impairment charge.

Other Accrued Liabilities

As of the end of fiscal 2018 and 2017, other accrued liabilities consisted of the following (in millions):

	2018	2017
Customer obligations	$26.4	$34.8
Inventory obligations	28.8	41.8
Warranty	5.5	4.4
Other	19.0	20.8
	$79.7	$101.8

Segment Information

We operate in one segment:  the development, marketing, and sale of intuitive human interface solutions for electronic devices and products.  The chief operating decision maker is the chief executive officer who evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Share-Based Compensation

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our stock option awards.  The expected life for our options was previously estimated based on historical trends since our initial public offering.  In fiscal 2011, we began to grant options with a contractual life of seven years rather than 10 years, and we began using the simplified method to establish the expected life as we did not have any history of options with seven-year lives; after the first quarter of fiscal 2018 we ceased the granting of stock options.  Our outstanding options have vesting periods of three or four years, depending on when they were granted, and we have continued to use the simplified method to establish the expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  Further, in fiscal years prior to 2018, we estimated forfeitures for share-based awards that were not expected to vest (see Note 9 for further discussion on estimated forfeitures).  We charge estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our stock option and deferred stock unit, or DSU, awards, three years for our market stock unit, or MSU, awards, three years for our performance stock units, or PSU, awards, and up to two years for our employee stock purchase plan.

We estimate the fair value of market-based MSUs at the date of grant using a Monte Carlo simulation model and amortize those fair values over the requisite service period, generally three years. The Monte Carlo simulation model that we use to estimate the fair value of market-based MSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based MSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

We value the PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures.

Income Taxes

We account for income taxes under the asset and liability method.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We recognize the effect of a change in tax rates in income on deferred tax assets and liabilities in the period that includes the enactment date.  We establish valuation allowances when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.  We consider the operating earnings of our foreign subsidiaries to be indefinitely invested outside the United States.  Accordingly, no provision has been made for the state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries.

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

Research and Development

Research and development costs are expensed as incurred.

2.	Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2018, 2017, and 2016 was as follows (in millions, except per share amounts):

	2018	2017	2016
Numerator:
Net income	$(124.1)	$48.8	$72.2
Denominator:
Shares, basic	34.2	34.8	36.6
Effect of dilutive share-based awards	-	0.8	1.3
Shares, diluted	34.2	35.6	37.9
Net income per share:
Basic	$(3.63)	$1.40	$1.97
Diluted	$(3.63)	$1.37	$1.91

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2018, 2017, and 2016 as follows (in millions):

	2018	2017	2016
Share-based awards	2.3	1.4	0.7

These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.  Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares.  We used the “treasury stock” method to determine the dilutive effect of our stock options, DSUs, MSUs and PSUs.

3.	Property and Equipment

Property and equipment as of the end of fiscal 2018 and 2017 consisted of the following (in millions):

	Life	2018	2017
Land	—	$13.3	$13.3
Building and building improvements	Up to 35 years	51.8	47.9
Computer equipment	3 - 5 years	42.9	29.7
Manufacturing equipment	1 - 5 years	78.1	75.7
Furniture, fixtures, and leasehold improvements	3 - 10 years	24.1	21.5
Capitalized software	3 - 7 years	35.0	32.5
		245.2	220.6
Accumulated depreciation and amortization		(127.4)	(106.8)
Property and equipment, net		$117.8	$113.8

In fiscal 2018 and 2017, there was $8.2 million and $10.8 million, respectively, of property and equipment retired which was fully amortized.

4.	Acquisitions

Conexant

On June 11, 2017, we entered into a securities purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition is intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective July 25, 2017, or the Conexant Closing Date, we completed the Conexant Acquisition for an initial purchase price of (i) $305.4 million in cash  and (ii) 726,666 shares of our common stock, or the Stock Consideration, valued at $39.1 million, and (iii) the assumption of a $3.5 million stock appreciation rights liability, with $16.8 million of the purchase price held in escrow to secure the seller’s indemnification obligations under the purchase agreement and $7.0 million of the purchase price held in escrow to secure the seller’s adjustment escrow obligations under the purchase agreement.  Subsequently, we determined that $1.9 million of net adjustments to the purchase price were required, reducing the acquisition date fair value of the consideration transferred to a total of $346.2 million. The Stock Consideration was issued at closing in an exempt private placement.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at June 30, 2018, is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Conexant Closing Date (in millions):

Cash	$4.3
Accounts receivable	11.7
Inventory	51.0
Other current assets	3.5
Property and equipment	3.2
Acquired intangible assets	145.7
Other assets	0.9
Total identifiable assets acquired	220.3
Accounts payable	14.2
Accrued compensation	1.3
Other accrued liabilities	9.3
Other long-term liabilities	3.0
Net identifiable assets acquired	192.5
Goodwill	153.7
Net assets acquired	$346.2

The estimate of the intangible assets as of June 30, 2018, totaling $145.7 million included the following: $104.9 million was allocated to developed technology and will amortize over an estimated weighted average useful life of 6 years; 38.4 million was allocated to customer relationships and will be amortized over an estimated useful life of 5 years; 1.8 million was allocated to trademarks and will be amortized over an estimated useful life of 7 years; $0.4 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $0.2 million was allocated to in-process research and development which we will begin to amortize when the work is determined to be substantively complete and will be amortized over an estimated useful life to be determined at such time.  Developed technology consists of semiconductor system solutions for audio and imaging applications.  We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Conexant as of the Conexant Closing Date.

As of June 30, 2018, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Conexant Acquisition, we did not have an existing relationship or transactions with Conexant.

The condensed consolidated financial statements include approximately $116.5 million of revenue and approximately $37.0 million of operating loss from Conexant from the Conexant Closing Date through June 30, 2018.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and Conexant as if the Conexant Acquisition had occurred on June 30, 2016. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Conexant Acquisition actually taken place on June 30, 2016 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the Conexant Acquisition.

	2018	2017
Revenue	$1,638.4	$1,829.0
Net income/(loss)	(124.4)	34.9
Net income/(loss) per share	(3.64)	1.01

Pro forma adjustments used to arrive at pro forma net income for fiscal year 2018 and 2017 were as follows (in millions):

	2018	2017
Buyer transaction costs	$0.9	$-
Interest expense	-	(18.1)
Intangible amortization	(1.8)	(23.7)
Depreciation	(0.5)	(0.9)
Income tax adjustment	0.4	15.0
Total	$(1.0)	$(27.7)

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

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at June 30, 2018, is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Marvell Business Acquisition date (in millions):

Inventory	$28.4
Property and equipment	5.0
Acquired intangible assets	48.7
Total identifiable assets acquired	82.1
Accrued liabilities	0.7
Net identifiable assets acquired	81.4
Goodwill	12.3
Net assets acquired	$93.7

Of the $48.7 million of acquired intangible assets, $29.0 million was allocated to developed technology and will be amortized over an estimated weighted average useful life of 3.6 years; $15.1 million was allocated to customer relationships and will be amortized over an estimated useful life of 4 years, $0.1 million was allocated to backlog and will be amortized over an estimated useful life of less than 1 year; and $4.5 million was allocated to in-process research and development and will be amortized over an estimated useful life to be determined at the date the underlying projects are deemed to be substantively complete.  Developed technology consists of semiconductor system solutions for advanced video and audio processing applications.  We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 14% to 32%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset, coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Marvell Business assets as of the Marvell Closing Date.

As of June 30, 2018, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Marvell Business Acquisition, we did not have an existing relationship or transactions with Marvell.

The condensed consolidated financial statements include approximately $138.0 million of revenue and approximately $14.1 million of operating loss from Marvell from the Marvell Closing Date through June 30, 2018.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and Marvell as if the Marvell Business Acquisition had occurred on June 30, 2016. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the Marvell Business Acquisition actually taken place on June 30, 2016 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the Marvell Business Acquisition. As the Marvell Business Acquisition was an asset acquisition and only a portion of Marvell’s multimedia solutions business was acquired, the unaudited pro forma financial information has been prepared using certain estimates.

	2018	2017
Revenue	$1,670.7	$1,793.6
Net income/(loss)	(123.6)	27.7
Net income/(loss) per share	(3.61)	0.82

Pro forma adjustments used to arrive at pro forma net loss for fiscal 2018 and 2017 were as follows (in millions):

	2018	2017
Buyer transaction costs	$1.1	$-
Interest expense	-	(19.6)
Intangible amortization	(2.3)	(17.6)
Income tax adjustment	0.3	13.0
Total	$(0.9)	$(24.2)

5.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2018 and 2017 (in millions):

	Weighted Average	2018			2017
	Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(116.5)	$47.5	$164.0	$(84.9)	$79.1
Audio and video technology	5.5	133.9	(22.8)	111.1	-	-	-
Fingerprint authentication technology	4.0	55.7	(53.7)	2.0	63.5	(47.6)	15.9
Customer relationships	4.1	81.8	(38.5)	43.3	48.4	(46.0)	2.4
Licensed technology and other	4.3	9.0	(3.0)	6.0	1.3	(1.3)	-
Tradename	7.0	1.9	(0.2)	1.7	-	-	-
Patents	7.7	4.6	(1.7)	2.9	4.8	(1.2)	3.6
Backlog	0.5	0.5	(0.5)	-	-	-	-
In-process research and development	Not applicable	4.7	-	4.7	-	-	-
Acquired intangibles, gross	5.0	$456.1	$(236.9)	$219.2	$282.0	$(181.0)	$101.0

In fiscal 2018, there was $20.1 million of customer relationships, $4.3 million of fingerprint developed technology and $0.1 million patents retired which were fully depreciated.  In fiscal 2017, there was $12.1 million of fingerprint developed technology and $22.0 million of supplier arrangements retired, which were fully depreciated.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $83.9 million in fiscal 2018, $59.3 million in fiscal 2017, and $73.0 million in fiscal 2016.  This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2019	$74.0
2020	50.5
2021	36.5
2022	32.0
2023	19.5
Thereafter	2.0
To be determined	4.7
Future amortization	$219.2

6.	Debt

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

The Notes bear interest at a rate of 0.50% per year. Interest accrued from June 26, 2017, and is payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on December 15, 2017. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

The contractual interest expense and amortization of discount on the Notes for fiscal 2018, were as follows (in millions):

Fiscal
2018
Interest expense	$2.7
Amortization of discount and debt issuance costs	16.9
Total interest	$19.6

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of June 30, 2018, were $7.4 million and $66.8 million, respectively.

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

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of June 30, 2018, there is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022, and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date.  Debt issuance costs of $2.3 million will be amortized over 60 months.

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

Under the Agreement, there are various restrictive covenants, including financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.50 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 3.75 to 1.00, and thereafter, shall not be more than 3.50 to 1.00. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Agreement.  The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 3.00 to 1.00.  As of the end of the fiscal year, we were in compliance with the restrictive covenants.

7.	Commitments and Contingencies

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2019 to fiscal 2024, some of which have renewal options of one to five years.  Our leased office facilities are located in Armenia, China, Denmark, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, the United States, and Vietnam.  We recognized rent expense on a straight-line basis of $12.0 million, $10.6 million, and $9.2 million for fiscal 2018, 2017, and 2016, respectively.

The aggregate minimum rental commitments in future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2019	$6.0
2020	3.6
2021	1.6
2022	0.4
2023	0.3
Thereafter	0.1
Total minimum operating lease payments	$12.0

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2018, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2018 were as follows:

Stock options outstanding	1,618,209
Deferred stock units outstanding	1,853,558
Market stock units outstanding	354,726
Performance stock units outstanding	294,541
Awards available for grant under all share-based compensation plans	2,210,217
Reserved for future issuance	6,331,251

Treasury Stock

Our cumulative authorization for our common stock repurchase program as of the end of fiscal 2018 is $1.3 billion, which expires in July 2019.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock repurchased under this program is held as treasury stock.  As of the end of fiscal 2018, we had $226.1 million remaining under our common stock repurchase program.

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

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2018, were as follows:

	Awards			2010
	Available	2001	2010	Employee
	Under All	Incentive	Incentive	Stock
	Share-Based	Compensation	Compensation	Purchase
	Award Plans	Plan	Plan	Plan
Balance at June 2017	2,947,069	—	2,566,899	380,170
Additional shares authorized	2,346,384	—	2,000,000	346,384
Stock options granted	(61,825)	—	(61,825)	—
Deferred stock units granted	(1,331,073)	—	(1,331,073)	—
Market stock units granted	(300,071)	—	(300,071)	—
Performance stock units granted	(315,380)	—	(315,380)	—
Market stock units performance adjustment	68,003	—	68,003	—
Purchases under employee stock purchase plan	(486,263)	—	—	(486,263)
Forfeited	692,035	4,500	687,535	—
Plan shares expired	(4,500)	(4,500)	—	—
Fungible Shares Ratio Adjustment	(1,344,162)	—	(1,344,162)	—
Balance at June 2018	2,210,217	—	1,969,926	240,291

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan.  Option awards that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of their respective grant agreements.

During the three months ended September 30, 2017, we adopted the accounting standard update, or ASU, for Compensation-Stock Compensation which was issued by the Financial Accounting Standards Board, or FASB. This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Upon adoption of this ASU, we elected to change our accounting policy to account for forfeitures as they occur and we applied the accounting policy change on a modified retrospective basis.  As a result of the adoption of this ASU, we recognized the net cumulative effect of this change as a $24.7 million increase to retained earnings, a $1.0 million increase to additional paid-in capital and established an additional $25.7 million of deferred tax assets for research credit and alternative minimum tax credit carryforwards. We have reflected excess tax benefits for share-based payments in the statement of cash flows as operating activities rather than financing activities on a prospective basis and therefore, prior periods have not been adjusted.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2018, 2017, and 2016 were as follows (in millions):

	2018	2017	2016
Cost of revenue	$3.2	$2.2	$1.8
Research and development	38.6	33.1	30.6
Selling, general, and administrative	29.5	26.5	24.4
Total	$71.3	$61.8	$56.8
Income tax benefit on share-based compensation	$11.1	$16.1	$14.7

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, DSUs, MSUs, and PSUs, but we cannot recognize a tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock awards).  For qualified stock awards we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases.

We determine excess tax benefit using the long-haul method in which we compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit based on the grant date fair values of the corresponding share-based awards.  Tax benefit associated with excess tax deduction creditable to income tax provision is recognized when incurred.  Tax deficiency associated with a tax shortfall is debited to income tax provision when incurred.

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

Certain stock option activity for fiscal 2018 and balances as of the end of fiscal 2018 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2017	2,490,168	$49.20
Granted	61,825	45.32
Exercised	(690,310)	24.08
Forfeited	(105,124)	59.36
Expired	(138,350)	72.08
Balance at June 2018	1,618,209	57.14	$9.2
Exercisable at June 2018	1,378,833	57.09	$8.9

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2018, or June 29, 2018, of $50.37 and excludes the impact of options that were not in-the-money.  Approximately 32% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2018.

At the end of fiscal 2018, we estimated that we have 1.6 million fully vested options with an aggregate intrinsic value of $9.2 million, having a weighted average exercise price of $57.14 and a weighted average remaining contractual term of 3.31 years.  The weighted average remaining contractual term for the options exercisable is approximately 2.96 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2018, 2017, and 2016 were as follows (in millions):

	2018	2017	2016
Cash received	$16.7	$10.7	$16.6
Aggregate intrinsic value	$15.2	$12.3	$29.7

The fair value of each award granted under our share-based compensation plans for fiscal 2018, 2017, and 2016 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2018	2017	2016
Expected volatility	46.2%	45.2% - 48.3%	40.4% - 44.2%
Expected life in years	4.4	3.8 - 4.6	3.8 - 4.6
Risk-free interest rate	1.8%	1.03% - 1.94%	1.22% - 1.72%
Fair value per award	$18.04	$21.08	$28.30

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $4.3 million as of the end of fiscal 2018, to be recognized over a weighted average period of approximately 1.43 years.

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

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2018, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2018 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2017	1,320,798		$69.14
Granted	1,331,073		40.52
Delivered	(545,028)		70.26
Forfeited	(253,285)		58.42
Balance at June 30, 2018	1,853,558	$93.4	49.75

Of the shares delivered, 138,499 shares valued at $5.4 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2018, or June 29, 2018, of $50.37.

The unrecognized share-based compensation cost for DSUs granted under our 2010 Plan was approximately $108.1 million as of the end of fiscal 2018, which will be recognized over a weighted average period of approximately 2.03 years.  The aggregate market value of DSUs delivered in fiscal 2018, 2017, and 2016 was $21.4 million, $24.3 million, and $26.7 million, respectively.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers and other management members, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index, for grants made beginning in fiscal 2018 and relative to the Philadelphia Semiconductor Index, or SOX Index, for grants made prior to fiscal 2018. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SPSISC Index TSR or SOX Index TSR using the following formula:

(100% + ([Synaptics TSR—{SPSISC Index TSR or SOX Index TSR}] x 2))

The payout for tranche one and two will not exceed 100% and the payout for tranche three will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2018, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2018 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2017	158,596		$82.88
Granted	300,071		53.02
Performance adjustment	(68,003)		—
Delivered	—		—
Forfeited	(35,938)		76.93
Balance at June 30, 2018	354,726	$17.9	59.37

As a result of the Synaptics TSR underperforming the SOX Index TSR by 118 percentage points, we did not deliver any of the targeted shares underlying the October 2014 MSU grants.  As a result of the Synaptics TSR underperforming the SOX Index TSR by 115 percentage points, we did not deliver any of the targeted shares underlying the October 2015 MSU grants.   As a result of the Synaptics TSR underperforming the SOX Index TSR by 60 percentage points, we did not deliver any of the targeted shares underlying the October 2016 MSU grants

The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2018, or June 29, 2018, of $50.37.

The fair value of each MSU granted from our plans for fiscal 2018, 2017, and 2016 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2018	2017	2016
Expected volatility of company	49.16% - 50.60%	52.54%	45.57%
Expected volatility of SOX index	22.37% - 22.52%	21.23%	19.65%
Correlation coefficient	0.52 - 0.53	0.45	0.42
Expected life in years	2.80 - 2.92	2.92	2.94
Risk-free interest rate	1.72% - 1.88%	1.01%	0.92%
Fair value per award	$48.22 - $59.19	$67.51	$126.74

We amortize the compensation expense over the three-year performance and service period.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $14.4 million as of the end of fiscal 2018, which will be recognized over a weighted average period of approximately 1.12 years.

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

During the fiscal year ended June 30, 2018, there were 315,380 PSUs granted, 20,839 PSUs forfeited, and no PSUs were delivered.  The aggregate intrinsic value of all outstanding PSUs as of June 30, 2018, was $14.8 million.

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $7.7 million as of June 30, 2018, which will be recognized over a weighted average period of approximately 1.42 years.

Employee Stock Purchase Plan

Our 2010 Employee Stock Purchase Plan, or ESPP, became effective on January 1, 2011.  The 2010 ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date.  The offering period extends for up to two years and includes four exercise dates occurring at six-month intervals.  Under the terms of our 2010 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2018, 2017, and 2016 were as follows (in millions, except shares purchased and weighted average purchase price):

	2018	2017	2016
Shares purchased	486,263	302,085	302,781
Weighted average purchase price	$32.07	$46.74	$52.42
Cash received	$15.6	$14.1	$15.8
Aggregate intrinsic value	$3.9	$2.7	$7.0

The fair value of each award granted under our 2010 ESPP for fiscal 2018, 2017, and 2016 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2018	2017	2016
Expected volatility	43.7 - 49.8%	38.4 - 54.9%	37.4% - 40.6%
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 1.0
Risk-free interest rate	1.42% - 2.45%	0.62% - 1.20%	0.33% - 0.54%
Fair value per award	$13.54	$20.44	$24.52

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

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2018 were approximately $12.9 million that will be amortized over the next 16 months.

10.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the United States.  Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $18,500, or $24,500 for employees who are 50 years or older.  In fiscal 2018, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year.  We made matching contributions of $2.8 million, $2.3 million, and $2.5 million in fiscal 2018, 2017, and 2016, respectively.

11.	Income Taxes

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

As of June 30, 2018, we have not finalized our accounting for the tax impact of the Act; however, in certain cases, we have made a reasonable estimate of the impact of the enactment. In cases where we have not been able to make a reasonable estimate, we continue to account for those items based on our existing accounting policies. For those items in which we could determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate, we recognized provisional tax expense of $41.4 million, of which an expense of $44.1 million relates to one-time transition tax and a benefit of $2.7 million related to remeasurement of deferred tax at the new tax rate.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries and investments, resulting in an increase in income tax liability of $11.6 million, net of foreign tax credits and research credits.

We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. This amount may change when we finalize the determination of our E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We do not have the necessary information prepared or analyzed to develop a reasonable estimate of the tax liability, if any, for our remaining outside basis difference including any deferred tax accounting that may be required due to other provisions in the Act beyond the one-time transition tax and the remeasurement of deferred tax under the new tax rate, including how that accounting may be affected by our ongoing accounting position to indefinitely reinvest unremitted foreign earnings.

Income/(loss) before provision for income taxes for fiscal 2018, 2017, and 2016 consisted of the following (in millions):

	2018	2017	2016
United States	$(51.1)	$(10.1)	$12.3
Foreign	(30.7)	71.4	63.3
Income/(loss) before provision for income taxes	$(81.8)	$61.3	$75.6

The provision for income taxes for fiscal 2018, 2017, and 2016 consisted of the following (in millions):

	2018	2017	2016
Current tax expense
Federal	$21.5	$9.6	$12.1
Foreign	14.1	25.5	12.4
	35.6	35.1	24.5
Deferred tax expense/(benefit)
Federal	14.4	(10.6)	(7.5)
Foreign	(9.5)	(12.3)	(13.6)
	4.9	(22.9)	(21.1)
Provision for income taxes	$40.5	$12.2	$3.4

The provision for income taxes differs from the federal statutory rate for fiscal 2018, 2017, and 2016 as follows (in millions):

	2018	2017	2016
Provision at U.S. federal statutory rate	$(22.9)	$21.5	$26.6
Qualified stock options	4.9	5.5	5.1
Shortfall related to share-based compensation	4.1	—	—
Business credits	(4.9)	(3.6)	(10.3)
Foreign tax differential	16.5	(13.2)	(22.4)
Non-deductible portion of contingent consideration	—	0.9	0.9
Change in valuation allowance	—	(0.8)	(1.4)
Nondeductible amortization	1.2	1.6	4.4
Taxes associated with one-time transition tax	44.1	—	—
Impact of corporate tax rate change on deferred taxes	(2.7)	—	—
Other differences	0.2	0.3	0.5
Provision for income taxes	$40.5	$12.2	$3.4

Net deferred tax assets were all non-current, which were included in other assets in the accompanying consolidated balance sheets as of the end of fiscal 2018 and 2017, and consisted of $15.9 million and $23.1 million, respectively.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2018 and 2017 consisted of the following (in millions):

	2018	2017
Deferred tax assets:
Investment writedowns	$1.1	$1.8
Inventory writedowns	11.6	7.4
Property and equipment	1.9	3.0
Accrued compensation	0.1	0.2
Deferred compensation	0.6	1.9
Share-based compensation	11.1	15.6
Business credit carryforward	25.3	19.2
Net operating loss carryforward	—	0.3
Acquisition intangibles	0.6	—
Other accruals	1.6	2.0
	53.9	51.4
Valuation allowance	(23.3)	(15.8)
	30.6	35.6
Deferred tax liabilities:
Acquisition intangibles	—	(9.2)
Interest	(14.7)	(3.3)
	(14.7)	(12.5)
Net deferred tax assets	$15.9	$23.1

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2018, a valuation allowance of $23.3 million is maintained to reduce deferred tax assets to levels that we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2018 was an increase of $7.5 million.

Undistributed earnings of our foreign subsidiaries were approximately $751.9 million as of the end of fiscal 2018, which we have accounted for in the one-time transition tax calculation; accordingly, no additional U.S. income taxes have been provided for these earnings.

As of the end of fiscal 2018, we had federal and California net operating loss carryforwards of approximately $0.1 million and $33.2 million, respectively.  The California net operating loss will begin to expire in fiscal 2020, if not utilized.  Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $7.0 million and $34.1 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2018. The federal research tax credit carryforward will begin to expire in 2032 and the state research tax credit can be carried forward indefinitely. We also had $1.6 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration or potentially refundable under current tax laws.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $9.6 million from $15.2 million in fiscal 2017 to $24.8 million in fiscal 2018.  Of this amount, $17.5 million will reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2018, 2017, and 2016 consisted of the following (in millions):

	2018	2017	2016
Beginning balance	$15.2	$13.4	$11.6
Increase in unrecognized tax benefits related to current year tax positions	10.5	2.5	1.6
Increase in unrecognized tax benefits related to prior year tax positions	—	0.1	1.1
Decrease due to statute expiration	(0.9)	(0.8)	(0.9)
Ending Balance	$24.8	$15.2	$13.4

Accrued interest and penalties increased by $0.7 million, decreased by $0.2 million, and increased by $0.3 million representing income tax expense or benefit, in fiscal 2018, 2017, and 2016, respectively.  Accrued interest and penalties were $1.9 million and $1.2 million as of June 30, 2018 and 2017, respectively.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.9 million to an increase of $3.2 million.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed a 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner that found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion to allow time for the reconstituted panel to confer on this appeal.  As our tax filing position is consistent with the treasury regulations, we determined no adjustment to our financial statements is required, however, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2013 onward, we remain subject to examination by one or more of these jurisdictions. We are currently under an income tax examination by the IRS for fiscal years 2014 and 2015. The audit is ongoing and as of June 30, 2018, we have not received any proposed adjustments.

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

12.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from three broad product categories:  the mobile product market, the personal computing, or PC, product market, and the Internet of Things, or IoT, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2018, 2017, and 2016, consisted of the following (in millions):

	2018	2017	2016
China	$803.2	$844.8	$518.7
Japan	358.6	426.5	651.0
Taiwan	235.2	66.4	61.1
United States	90.9	231.4	249.1
Other	74.9	25.3	4.5
South Korea	67.5	123.8	182.5
	$1,630.3	$1,718.2	$1,666.9

Net revenue from external customers for each group of similar products for fiscal 2018, 2017, and 2016 consisted of the following (in millions):

	2018	2017	2016
Mobile product applications	$1,021.0	$1,406.0	$1,398.2
PC product applications	257.8	229.2	207.4
IoT product applications	351.5	83.0	61.3
	$1,630.3	$1,718.2	$1,666.9

As a result of our recent acquisitions, we are presenting a new revenue line for IoT.  Certain reclassifications have been made to the prior year revenue presentation in the above table in order to conform to the current year revenue presentation.

Long-lived assets within geographic areas as of the end of fiscal 2018 and 2017 consisted of the following (in millions):

	2018	2017
United States	$193.3	$159.4
Asia/Pacific	273.8	262.2
Europe	242.7	-
	$709.8	$421.6

Our goodwill of $372.8 million has been allocated to two reporting units which include IoT and Mobile/PC.

Major customers’ revenue as a percentage of total net revenue for fiscal 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Customer A	15%	24%	20%
Customer B	12%	*	*
Customer C	*	19%	21%
Customer D	*	10%	*
Customer E	*	*	15%

_____________

* Less than 10%

13.	Restructuring Activities

In November 2017, we committed to and initiated a restructuring action intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies. These costs primarily related to severance costs for a reduction in headcount, facility consolidation and related costs.  In April 2018, we committed to and initiated a restructuring to close a research and development facility. These costs include employee severance and related benefits and facility closure charges.  Restructuring costs related to both the November 2017 and April 2018 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations and are complete as of June 30, 2018.

The restructuring liability activities during fiscal year 2018 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Accruals	$11.0	$1.0	$12.0
Cash payments	(8.8)	(0.2)	(9.0)
Non-cash settlements	-	(0.7)	(0.7)
Balance as of June 30, 2018	$2.2	$0.1	$2.3

In June 2016, our management committed to and initiated plans to restructure and further improve efficiencies in our operational activities to align the Company’s cost structure consistent with its revenue levels.  Restructuring costs related to the June 2016 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of income.  These costs primarily related to severance costs for a reduction in headcount and facility consolidation and related costs.  These restructuring charges were complete as of June 30, 2017.

The restructuring liability activities during fiscal 2018, 2017, and 2016 were as follows (millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total

Balance as of June 30, 2015	$-	$-	$-
Accruals	6.7		6.7
Balance as of June 30, 2016	6.7	-	6.7
Additional accruals	5.0	2.3	7.3
Cash payments	(11.7)	(0.9)	(12.6)
Non-cash settlements	-	(0.8)	(0.8)
Balance as of June 30, 2017	-	0.6	0.6
Adjustments	-	(0.2)	(0.2)
Cash payments	-	(0.4)	(0.4)
Balance as of June 30, 2018	$-	$-	$-

In the first quarter of fiscal 2016, we recorded $1.9 million of restructuring costs in our consolidated statements of income.  The costs included severance costs related to restructuring of the operations related to our acquisition of RSP.

14.	Subsequent Event

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business.  We estimate the costs to be $8.0 million to $10.0 million and expect the activities to be substantially complete by the end of the second quarter of fiscal 2019. Estimated costs include employee severance and related benefits.