Form 10-Q
period 2018-09-29
SYNAPTICS Inc
filed 2018-11-08
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at November 2, 2018: 34,618,700

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2018

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September 30,	June 30,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$263.3	$301.0
Accounts receivable, net of allowances of $2.0 and $1.8 at September 30, 2018 and June 30, 2018, respectively	332.6	289.1
Inventories	161.2	131.2
Prepaid expenses and other current assets	31.9	18.2
Total current assets	789.0	739.5
Property and equipment at cost, net of accumulated depreciation of $129.5 and $127.4 at September 30, 2018 and June 30, 2018, respectively	110.9	117.8
Goodwill	372.8	372.8
Acquired intangibles, net	199.2	219.2
Non-current other assets	52.9	50.5
	$1,524.8	$1,499.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$175.4	$156.9
Accrued compensation	23.8	25.4
Income taxes payable	18.7	13.1
Acquisition-related liabilities	6.8	8.7
Other accrued liabilities	101.0	79.7
Total current liabilities	325.7	283.8
Convertible notes, net	455.1	450.7
Other long-term liabilities	33.9	36.0
Total liabilities	814.7	770.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 63,030,058 and 62,889,679 shares issued, and 34,527,728 and 35,249,803 shares outstanding, at September 30, 2018 and June 30, 2018, respectively	0.1	0.1
Additional paid-in capital	1,213.1	1,195.2
Treasury stock: 28,502,330 and 27,639,876 common treasury shares at September 30, 2018 and June 30, 2018, respectively, at cost	(1,113.3)	(1,073.9)
Accumulated other comprehensive income	-	1.5
Retained earnings	610.2	606.4
Total stockholders' equity	710.1	729.3
	$1,524.8	$1,499.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net revenue	$417.6	$417.4
Cost of revenue	276.7	303.0
Gross margin	140.9	114.4
Operating expenses:
Research and development	90.0	87.1
Selling, general, and administrative	33.9	40.3
Acquired intangibles amortization	2.9	4.1
Restructuring costs	8.3	(0.2)
Total operating expenses	135.1	131.3
Operating income/(loss)	5.8	(16.9)
Interest and other expense, net	(1.9)	(6.0)
Income/(loss) before provision/(benefit) for income taxes and equity investment loss	3.9	(22.9)
Provision/(benefit) for income taxes	(0.3)	3.2
Equity investment loss	(0.4)	(0.4)
Net income/(loss)	$3.8	$(26.5)
Net income/(loss) per share:
Basic	$0.11	$(0.79)
Diluted	$0.11	$(0.79)
Shares used in computing net income/(loss) per share:
Basic	35.1	33.5
Diluted	36.1	33.5

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net income/(loss)	$3.8	$(26.5)
Other comprehensive loss:
Change in unrealized net gain on investment	(1.5)	-
Net current period-other comprehensive loss	(1.5)	-
Comprehensive income/(loss)	$2.3	$(26.5)

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income/(loss)	$3.8	$(26.5)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	16.7	16.5
Depreciation and amortization	10.0	11.3
Acquired intangibles amortization	20.0	20.1
Deferred taxes	(5.6)	(7.3)
Amortization of convertible debt discount and issuance costs	4.4	4.3
Amortization of debt issuance costs	0.1	1.3
Impairment recovery on investments	(2.8)	-
Arbitration settlement	(1.9)	-
Equity investment loss	0.4	0.4
Foreign currency remeasurement (gain)/loss	0.1	(0.4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(38.3)	13.2
Inventories	(30.0)	31.8
Prepaid expenses and other current assets	(13.8)	22.0
Other assets	1.1	(0.1)
Accounts payable	22.3	(28.8)
Accrued compensation	(1.6)	(13.5)
Income taxes payable	3.7	0.5
Other accrued liabilities	16.0	(5.0)
Net cash provided by operating activities	4.6	39.8
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	-	(396.8)
Proceeds from sales of investments	2.8	-
Purchases of property and equipment	(6.8)	(11.4)
Net cash used in investing activities	(4.0)	(408.2)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	-	514.5
Payment of debt	-	(220.0)
Purchases of treasury stock	(39.4)	(93.6)
Proceeds from issuance of shares	2.1	1.1
Payment of debt issuance costs	-	(1.1)
Payroll taxes for deferred stock and market stock units	(0.9)	(0.5)
Net cash provided by/(used in) financing activities	(38.2)	200.4
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net decrease in cash and cash equivalents	(37.7)	(168.1)
Cash and cash equivalents at beginning of period	301.0	367.8
Cash and cash equivalents at end of period	$263.3	$199.7

Supplemental disclosures of cash flow information
Cash paid for taxes	$1.7	$11.4
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$2.9	$3.5
Common stock issued pursuant to acquisition	$-	$39.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2019 is a 52-week period ending June 29, 2019, and our fiscal 2018 was a 53-week period ending on June 30, 2018. The fiscal periods presented in this report are 13-week and 14-week periods for the three months ended September 29, 2018, and September 30, 2017, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations and resulted in net losses of $0.4 million in the three months ended September 30, 2018 and net losses of $0.3 million in the three months ended September 30, 2017.

2. Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued an Accounting Standards Update, or ASU, on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers, or Topic 606. This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting reports beginning after December 15, 2017.

We adopted Topic 606 on July 1, 2018, the beginning of our fiscal 2019, using the modified retrospective method applied to all contracts not completed as of the adoption date. Results for reporting periods ending after July 1, 2018 are presented under Topic 606, while prior reporting periods are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.  Recognition of revenue has remained substantially unchanged under Topic 606 as that under Topic 605. Hence, there was no adjustment to the opening retained earnings as of July 1, 2018. However, we reclassified certain amounts of incentive items to other accrued liabilities in our condensed consolidated balance sheet as of September 30, 2018, and presented them as part of customer obligations, from the contra accounts receivable upon adoption of Topic 606. Such information is as follows (in millions):

Condensed Consolidated Balance Sheets

	As of September 30, 2018
			Pro forma as if
	As reported under		previous standard
	new standard	Adjustments	was in effect
Accounts receivable, net	$332.6	$(4.8)	$327.8
Total assets	1,524.8	(4.8)	1,520.0

Other accrued liabilities	101.0	(4.8)	96.2
Total liabilities and stockholders' equity	1,524.8	(4.8)	1,520.0

Condensed Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2018
			Pro forma as if
	As reported under		previous standard
	new standard	Adjustments	was in effect
Cash flows from operating activities:
Accounts receivable, net	$(38.3)	$(0.4)	$(38.7)
Other accrued liabilities	16.0	0.4	16.4

Revenue Recognition

Our revenue is primarily generated from the sale of ASIC chips, either directly to a customer or to a distributor. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time we recognize revenue as the warranty is considered an assurance warranty and not a performance obligation. Non-product revenue is recognized over the same period of time such performance obligations are satisfied. We then select an appropriate method for measuring satisfaction of the performance obligations.

Revenue from sales to distributors is recognized upon shipment of the product to the distributors (sell-in basis). Master sales agreements are in place with certain customers, and these agreements typically contain terms and conditions with respect to payment, delivery, warranty and supply. In the absence of a master sales agreement, we consider a customer's purchase order or our standard terms and conditions to be the contract with the customer.

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under Topic 606 and are shown as customer obligations in Note 7 Other Accrued Liabilities. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration.  When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned.  In limited circumstances we enter into volume based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months upon completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. There were no contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the condensed consolidated balance sheets in the periods presented. Contract liabilities were $3.5 million as of September 30, 2018 and $1.1 million as of July 1, 2018. Refund liabilities were $32.7 million as of September 30, 2018 and $31.6 million as of July 1, 2018. Both contract liabilities and refund liabilities are presented as part of customer obligations in Note 7 Other Accrued Liabilities. During the three months ended September 30, 2018, we recognized $0.4 million in revenue related to contract liabilities outstanding as of July 1, 2018.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of September 30, 2018, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year.  Accordingly, under the optional exception provided by ASC 606-10-50-14, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue.  We have elected to continue to account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the “selling, general and administrative” expense line item in the condensed consolidated statements of operations) are expensed when the product is shipped because such commissions are owed after shipment.

Revenue from contracts with customers disaggregated by geographic area based on customer location and groups of similar products is presented in Note 12. Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September 30,
	2018	2017
Numerator:
Net income/(loss)	$3.8	$(26.5)
Denominator:
Shares, basic	35.1	33.5
Effect of dilutive share-based awards	1.0	—
Shares, diluted	36.1	33.5
Net income/(loss) per share:
Basic	$0.11	$(0.79)
Diluted	$0.11	$(0.79)

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

Dilutive net income per share amounts do not include the potential weighted average effect of 1,357,565 and 3,291,154 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2018 and 2017, respectively.  These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	September 30,			June 30,
	2018			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$244.6	$-	$-	$275.2	$-	$-
Auction rate securities	-	-	-	-	-	1.5
Total available-for-sale securities	$244.6	$-	$-	$275.2	$-	$1.5

In our condensed consolidated balance sheets, as of September 30, 2018 and June 30, 2018, money market balances were included in cash and cash equivalents and as of June 30, 2018, auction rate securities, or ARS investments, were included in non-current other assets.

During the three months ended September 30, 2018 we converted our ARS investments to senior surplus notes, under an offering memorandum, which also included a receipt of a small amount of cash and warrants. We sold the senior surplus notes during the three months ended September 30, 2018, resulting in a gain of $2.8 million.  There were no transfers in or out of our Level 1, 2, or 3 assets during the three months ended September 30, 2018 and 2017.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September 30,	June 30,
	2018	2018
Raw materials and work-in-progress	$126.9	$105.0
Finished goods	34.3	26.2
	$161.2	$131.2

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

6. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of September 30, 2018 and June 30, 2018 (in millions):

		September 30, 2018			June 30, 2018
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(124.4)	$39.6	$164.0	$(116.5)	$47.5
Audio and video technology	5.5	133.9	(29.4)	104.5	133.9	(22.8)	111.1
Fingerprint authentication technology	4.7	47.2	(47.2)	-	55.7	(53.7)	2.0
Customer relationships	4.1	81.8	(41.3)	40.5	81.8	(38.5)	43.3
Licensed technology and other	4.2	7.7	(2.1)	5.6	9.0	(3.0)	6.0
Tradename	7.0	1.8	(0.2)	1.6	1.9	(0.2)	1.7
Patents	8.1	4.4	(1.7)	2.7	4.6	(1.7)	2.9
Backlog	-	-	-	-	0.5	(0.5)	-
In-process research and development	Not applicable	4.7	-	4.7	4.7	-	4.7
Acquired intangibles, gross	5.0	$445.5	$(246.3)	$199.2	$456.1	$(236.9)	$219.2

The total amortization expense for the acquired intangible assets was $20.0 million and $20.1 million for the three months ended September 30, 2018 and 2017, respectively.  During the three months ended September 30, 2018 and 2017, $17.0 million and $16.0 million, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 30, 2018 (in millions):

Remainder of 2019	$54.0
2020	50.4
2021	36.5
2022	32.0
2023	19.5
2024	2.0
Thereafter	0.1
To be determined	4.7
Future amortization	$199.2

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  There were no changes in our goodwill balance for the three months ended September 30, 2018.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30,	June 30,
	2018	2018
Customer Obligations	$36.2	$26.4
Inventory obligations	38.0	28.8
Warranty	3.8	5.5
Other	23.0	19.0
	$101.0	$79.7

Customer obligations include $3.5 million of contract liabilities and $32.7 million of refund liabilities as of September 30, 2018, as defined under revenue recognition guidance of Topic 606 (see Note 2 Revenue Recognition). We reclassified certain amounts of incentive items to other current liabilities in our condensed consolidated balance sheet as of September 30, 2018 and presented them as part of customer obligations, from the contra accounts receivable upon adoption of Topic 606.

8. Indemnifications, Contingencies and Legal Proceedings

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity Sensors, Inc., or Validity, to secure our rights under the Agreement and Plan of Reorganization between us and Validity (the “Validity Agreement”).  In April 2017, we agreed to settle this case with Amkor on undisclosed terms that include each party licensing and assigning certain intellectual property rights, and cash payments.  Settlement costs incurred in connection with this litigation were recorded in our condensed consolidated financial statements in fiscal 2017 and all but an immaterial amount was paid during our fiscal 2017. Pursuant to the Validity Agreement, we offset costs, damages and settlements incurred in connection with our defense and resolution of the complaint with Amkor against the contingent consideration earnout balance of $8.7 million as of June 30, 2018. In September 2018, we entered into a final order settling the indemnification claim against the former stockholders and option holders of Validity under which we retained $1.9 million of the earnout balance and were required to pay the remainder in October 2018. The balance of $6.8 million is a current acquisition-related liability in our condensed consolidated balance sheet as of September 30, 2018.

9. Debt

Convertible Debt

Our convertible debt consists of an original $525 million aggregate principal amount of 0.50% convertible senior notes due 2022, or the Notes, which were issued in a private placement transaction. The net proceeds from the Notes, after deducting discounts, were $514.5 million.

The Notes bear interest at a rate of 0.50% per year, which is payable semi-annually in arrears, on June 15 and December 15 of each year. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

As of the issuance date of the Notes, we recorded $82.1 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 4.39% and the coupon rate of the Notes of 0.50% using a five-year life, which coincides with the term of the Notes. In addition, we allocated the total of $11.1 million of debt issuance costs, consisting of the Initial Purchaser’s discount of $10.5 million and legal, accounting, and printing costs of $579,000, pro rata, to the equity and debt components of the Notes, or $1.9 million and $9.2 million, respectively.  The debt discount and the debt issuance costs allocated to the debt component of the Notes are amortized as interest expense using the effective interest method over five years.

The contractual interest expense and amortization of discount on the Notes for the three months ended September 30, 2018, were as follows (in millions):

Three Months Ended
September 30,
2018
Interest expense	$0.7
Amortization of discount and debt issuance costs	4.4
Total interest	$5.1

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of September 30, 2018 were $7.0 million and $62.9 million, respectively.

Revolving Credit Facility

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our prior term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of September 30, 2018, there is no balance outstanding under the revolving credit facility.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022 and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date.  Debt issuance costs of $2.3 million relating to the revolving credit facility will be amortized over 60 months.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of September 30, 2018, there is no balance outstanding under the revolving credit facility.

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

10. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended
	September 30,
	2018	2017
Cost of revenue	$0.9	$0.7
Research and development	8.3	9.1
Selling, general, and administrative	7.5	6.7
Total	$16.7	$16.5
Income tax benefit on share-based compensation	$2.7	$4.0

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

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2018	1,618,209	$57.14
Granted	-	-
Exercised	(73,362)	28.60
Forfeited	(17,923)	70.09
Balance as of September 30, 2018	1,526,924	58.36	$5.3
Exercisable at September 30, 2018	1,348,071	58.61	$5.3

The aggregate intrinsic value was determined using the closing price of our common stock on September 28, 2018 of $45.62 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2018	1,853,558
Granted	110,135
Delivered	(84,433)
Forfeited	(73,349)
Balance as of September 30, 2018	1,805,911	$82.4

The aggregate intrinsic value was determined using the closing price of our common stock on September 28, 2018 of $45.62.

Of the shares delivered, 17,416 shares valued at $0.9 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers and other management members, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index, for grants made beginning in fiscal 2018, and relative to the Philadelphia Semiconductor Index, or SOX Index, for grants made prior to fiscal 2018. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SPSISC Index TSR or SOX Index TSR using the following formula:

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

During the three months ended September 30, 2018, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of September 30, 2018 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2018	354,726
Granted	-
Performance adjustment	-
Delivered	-
Forfeited	(2,688)
Balance as of September 30, 2018	352,038	$16.1

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $11.8 million as of September 30, 2018, which will be recognized over a weighted average period of approximately 1.3 years.

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

During the three months ended September 30, 2018, PSU activity, including PSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of PSUs as of September 30, 2018 was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2018	294,541
Granted	-
Delivered	-
Forfeited	(2,688)
Balance as of September 30, 2018	291,853	$13.3

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $6.0 million as of September 30, 2018, which will be recognized over a weighted average period of approximately 1.2 years.

Employee Stock Purchase Plan

There were no employee stock purchase plan purchases during the three-month period ended September 30, 2018.

11. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 was a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate will be 21%.

In fiscal 2018, we recognized provisional tax expense of $41.4 million, related to the tax impact of the Act, of which an expense of $44.1 million relates to the one-time transition tax and a benefit of $2.7 million relates to remeasurement of deferred tax at the new tax rate. As of September 30, 2018, we further analyzed these provisions and, as there were no material changes, no adjustment was made to amounts recognized in fiscal 2018.

As of September 30, 2018, pending any additional technical guidance, the Company has, in many cases, finalized our accounting for the tax impact of the Act. We have completed our analysis regarding the remeasurement of deferred tax at the new rate, limitations on deduction of officer’s compensation, interest deduction, and net operating loss and the repeal of the Alternative Minimum Tax. We are still in the process of finalizing calculations related to the one-time transition tax.

The Global Intangible Low-Tax Income, or GILTI, which is a provision under the Act, imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. GILTI requires an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat GILTI as a current period expense.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we previously excluded from U.S. income taxes due to our position that we would permanently reinvest foreign future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for this one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax liability of $11.6 million, net of foreign tax credits and research credits.

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

The benefit for income taxes of $(0.3) million and provision for income taxes of $3.2 million for the three months ended September 30, 2018 and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options and global intangible low-taxed income. The effective tax rate for the three months ended September 30, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options, partially offset by foreign income taxed at lower tax rates and research credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $1.0 million during the three months ended September 30, 2018, to $23.8 million from $24.8 million at June 30, 2018, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2018 were $2.0 million; this balance increased by $0.1 million compared to June 30, 2018. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes include an increase in our liability of up to $4.3 million.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion to allow time for the reconstituted panel to confer on this appeal. As our tax filing position is consistent with the Treasury regulations, we determined no adjustment to our financial statements is required, however, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2013 onward, we remain subject to examination by one or more of these jurisdictions. In August 2018, we received the revenue agent’s report resolving the fiscal 2014 and 2015 examination with the Internal Revenue Service with no material impact on our consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate will conclude in August 2019. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September 30,
	2018	2017
China	$227.8	$209.7
Taiwan	76.4	43.2
Japan	68.5	91.0
South Korea	20.1	21.2
Other	15.4	16.1
United States	9.4	36.2
	$417.6	$417.4

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September 30,
	2018	2017
Mobile product applications	$262.7	$292.9
PC product applications	68.6	65.3
IoT product applications	86.3	59.2
	$417.6	$417.4

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2018	2017
Customer A	17%	18%
Customer B	11%	*
Customer C	*	13%
Customer D	*	11%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September 30,	June 30,
	2018	2018
Customer A	21%	10%
Customer B	14%	13%
Customer C	*	11%

*	Less than 10%

13. Comprehensive Income/(Loss)

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

14. Restructuring Activities

In November 2017, we committed to and initiated a restructuring action intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.  These costs primarily related to severance costs for a reduction in headcount, facility consolidation and related costs.  In April 2018, we committed to and initiated a restructuring to close a research and development facility.  These costs included employee severance and related benefits and facility closure charges.  Restructuring costs related to the November 2017 and April 2018 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations and are complete as of September 30, 2018.

The restructuring liability activities for these fiscal 2018 initiated activities during the three months ended September 30, 2018 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Balance as of June 30, 2018	$2.2	$0.1	$2.3
Accruals	0.2	-	0.2
Cash payments	(2.4)	(0.1)	(2.5)
Non-cash settlements	-	-	-
Balance as of September 30, 2018	$-	$-	$-

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business.  These costs primarily related to severance costs for a reduction in headcount and related costs. Restructuring costs related to the fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations. We estimate the costs to be $9.0 million to $10.0 million and expect the activities to be substantially complete by the end of the second quarter of our fiscal 2019.

The restructuring liability activities for this fiscal 2019 initiated activity during the three months ended September 30, 2018 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$8.1
Cash payments	(2.6)
Non-cash settlements	-
Balance as of September 30, 2018	$5.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days. However, we generally do not have long-term supply contracts with our contract manufacturers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs.  In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements; manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, to cost of revenue.

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

Acquired intangibles amortization, included in operating expenses, consists primarily of amortization of customer relationship and tradenames intangible assets recognized under the purchase method for business combinations.

Restructuring costs primarily reflect severance and facilities consolidation costs related to our restructuring of our operations to reduce operating expenses. These headcount- and facilities related costs were in cost of revenue, research and development, and selling, general and administrative expenses.

Interest and other expense, net, primarily reflects interest expense on our convertible notes as well as the amortization of debt issuance costs and discount on our convertible notes, partially offset by impairment recovery on investments.

Equity investment loss includes amortization of intangible assets as well as our portion of the net loss reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2018, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, with the exception to the critical accounting policy on revenue recognition. We adopted the Accounting Standards Update on revenue from contracts with customers on July 1, 2018, the beginning of our fiscal 2019 (see Note 2 Revenue Recognition to the condensed consolidated financial statements contained elsewhere in this Report).

Results of Operations

Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2018 (1)	2017(1)	$ Change	% Change
Mobile product applications	$262.7	$292.9	$(30.2)	(10.3%)
PC product applications	68.6	65.3	3.3	5.1%
IoT product applications	86.3	59.2	27.1	45.8%
Net revenue	417.6	417.4	0.2	0.0%
Gross margin	140.9	114.4	26.5	23.2%
Operating expenses:
Research and development	90.0	87.1	2.9	3.3%
Selling, general, and administrative	33.9	40.3	(6.4)	(15.9%)
Acquired intangibles amortization	2.9	4.1	(1.2)	(29.3%)
Restructuring costs	8.3	(0.2)	8.5	4250.0%
Operating income/(loss)	5.8	(16.9)	22.7	134.3%
Interest and other expense, net	(1.9)	(6.0)	4.1	68.3%
Income/(loss) before provision for income taxes	3.9	(22.9)	26.8	117.0%
Provision/(benefit) for income taxes	(0.3)	3.2	(3.5)	(109.4%)
Equity investment loss	(0.4)	(0.4)	-	-
Net income/(loss)	$3.8	$(26.5)	$30.3	114.3%

(1)

Includes the post-acquisition results of operations from our acquisition of Conexant Systems, LLC, completed on July 25, 2017, or the Conexant Acquisition, and from our acquisition of the multimedia solutions business of Marvell, completed on September 8, 2017, or the Marvell Business Acquisition..

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September 30,		Increase/
	2018 (1)	2017(1)	(Decrease)
Mobile product applications	62.9%	70.2%	(7.3%)
PC product applications	16.4%	15.6%	0.8%
IoT product applications	20.7%	14.2%	6.5%
Net revenue	100.0%	100.0%	0.0%
Gross margin	33.7%	27.4%	6.3%
Operating expenses:
Research and development	21.6%	20.9%	0.7%
Selling, general, and administrative	8.1%	9.7%	(1.6%)
Acquired intangibles amortization	0.7%	1.0%	(0.3%)
Restructuring costs	2.0%	0.0%	2.0%
Operating income/(loss)	1.4%	(4.0%)	5.4%
Interest and other expense, net	(0.5%)	(1.4%)	0.9%
Income/(loss) before provision for income taxes	0.9%	(5.5%)	6.4%
Provision for income taxes	(0.1%)	0.8%	(0.9%)
Equity investment loss	(0.1%)	(0.1%)	0.0%
Net income/(loss)	0.9%	(6.3%)	7.2%

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on July 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Net Revenue

Net revenue was $417.6 million for the three months ended September 30, 2018 compared with $417.4 million for the three months ended September 30, 2017, an increase of $0.2 million, or less than 1%. Of this net revenue, $262.7 million, or 62.9% was from mobile product applications, $86.3 million, or 20.7% was from IoT product applications, and $68.6 million, or 16.4%, was from PC product applications. The increase in net revenue for the three months ended September 30, 2018, was attributable to an increase in IoT product applications and PC product applications, partially offset by a decrease in net revenue from mobile product applications. Net revenue from IoT product applications increased primarily as a result of an increase in units (which increased 37.9%) which compared to the three months ended September 30, 2017, is primarily due to two acquisitions made during the September 2017 quarter which did not represent a full three months of revenue in such quarter, as well as higher average selling prices for IoT product applications (which increased 5.7%). PC product applications increased due to higher average selling prices for PC product applications (which increased 15.2%), partially offset by a decrease in units sold (which decreased 8.8%). Mobile product applications decreased as a result of a decline in units sold (which decreased 24.7%), partially offset by higher average selling prices for mobile product applications (which increased 19.1%).

Gross Margin

Gross margin as a percentage of net revenue was 33.7%, or $140.9 million, for the three months ended September 30, 2018, compared with 27.4%, or $114.4 million, for the three months ended September 30, 2017. The 630 basis point increase in gross margin was primarily due to a favorable mix including IoT business products which have higher gross margins and also included a $15.7 million reduction of inventory fair value adjustments recorded in the three months ended September 30, 2017 associated with two acquisitions, which closed during the quarter. There were no inventory fair value adjustments recorded in the three months ended September 30, 2018.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $2.9 million to $90.0 million for the three months ended September 30, 2018, compared with the three months ended September 30, 2017. The increase in research and development expenses primarily reflected a $3.9 million increase in software licensing and intellectual property costs; $1.0 million increase in personnel-related costs which is a result of an increase in average headcount for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, due to two acquisitions which closed during that quarter; partially offset by a $2.4 million decrease in supplies and project specific costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $6.4 million to $33.9 million for the three months ended September 30, 2018, compared with the three months ended September 30, 2017. The decrease in selling, general, and administrative expenses primarily reflected a $3.7 million decrease in personnel-related costs, which is primarily due to a reduction in headcount as a result of our recent restructuring activities to reduce operating costs; a $1.6 million, net, reversal of an accrual for payroll deposit penalties, which were previously accrued and have been reversed due to the completion of a payroll tax audit; and a $0.8 million reduction in professional fees.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs.  Restructuring costs of $8.3 million in the three months ended September 30, 2018 primarily reflect severance costs for restructuring of our operations to reduce operating costs which commenced in the first quarter of fiscal 2019. We expect to incur additional restructuring costs in the second quarter of fiscal 2019 as the restructuring activities are completed, which will include additional severance costs, ranging from $0.9 million to $1.9 million. See Note 14 to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and other expense, net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on the debt. The $4.1 million decrease in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, is primarily due to a $2.8 million impairment recovery on investments in the three months ended September 30, 2018 as well as a $1.0 million higher amortization of debt issuance costs in the three months ended September 30, 2017 for a term loan which was paid down and closed in the same quarter. See Liquidity and Capital Resources included in the next section of this Report.

Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 was a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate will be 21%.

In fiscal 2018, we recognized provisional tax expense of $41.4 million, related to the tax impact of the Act, of which an expense of $44.1 million relates to the one-time transition tax and a benefit of $2.7 million related to remeasurement of deferred tax at the new tax rate. As of September 30, 2018, we further analyzed these provisions and, as there were no material changes, no adjustment was made to amounts recognized in fiscal 2018.

As of September 30, 2018, pending any additional technical guidance, the Company has, in many cases, finalized our accounting for the tax impact of the Act. We have completed our analysis regarding the remeasurement of deferred tax at the new rate, limitations on deduction of officer’s compensation, interest deduction, and net operating loss and the repeal of the Alternative Minimum Tax. We are still in the process of finalizing calculations related to the one-time transition tax.

The Global Intangible Low-Tax Income, or GILTI, which is a provision under the Act, imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  GILTI requires an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat GILTI as a current period expense.

The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we previously excluded from U.S. income taxes due to our position that we would permanently reinvest future foreign earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We recorded a provisional amount for this one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax liability of $11.6 million, net of foreign tax credits and research credits.

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

The benefit for income taxes of $(0.3) million and provision for income taxes of $3.2 million for the three months ended September 30, 2018 and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options and global intangible low-taxed income. The effective tax rate for the three months ended September 30, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, nondeductible payroll deposit penalties, and the impact of accounting for qualified stock options, partially offset by foreign income taxed at lower tax rates and research credits.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion to allow time for the reconstituted panel to confer on this appeal. As our tax filing position is consistent with the Treasury regulations, we determined no adjustment to our financial statements is required, however, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Liquidity and Capital Resources

Our cash and cash equivalents were $263.3 million as of September 30, 2018, compared with $301.0 million as of June 30, 2017, a decrease of $37.7 million.  The decrease primarily reflected the combination of $39.4 million used to repurchase 862,454 shares of our common stock; $6.8 million used for the purchase of property and equipment; partially offset by $4.6 million of net cash provided by operating activities. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Income Taxes,”, that may result from a future repatriation of those earnings. As of September 30, 2018, $168.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we may be required to accrue and pay certain state and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2018 generated $4.6 million compared with $39.8 million net cash generated during the three months ended September 30, 2017. For the three months ended September 30, 2018, the primary operating activities were adjustments for non-cash charges of $41.4 million, partially offset by a net change in operating assets and liabilities of $40.6 million.  The net change in operating assets and liabilities was primarily attributable to a $38.3 million increase in accounts receivable, a $30.0 million increase in inventories, a $13.8 million increase in prepaid expenses and other current assets, partially offset by a $22.3 million increase in accounts payable, a $16.0 million increase in other accrued liabilities, and a $3.7 million increase in income taxes payable.  From June 30, 2018 to September 30, 2018, our days sales outstanding increased from 67 days to 72 days due to a much larger percentage of the quarter’s net revenue occurring late in the September 30, 2018 quarter compared with a smaller percentage of the quarter’s net revenue occurring late in the June 30, 2018 quarter. Our annual inventory turns decreased from seven to six. For the three months ended September 30, 2017, the primary operating activities were adjustments for non-cash charges of $46.2 million, a $20.1 million net change in operating assets and liabilities, partially offset by net loss of $26.5 million. The net change in operating assets and liabilities was primarily attributable to a $31.8 million decrease in inventory; a $22.0 million decrease in prepaid expenses and other current assets; a $13.2 million decrease in accounts receivable, net; partially offset by a $28.8 million decrease in accounts payable; a $13.5 million decrease in accrued compensation; and a $5.0 million decrease in other accrued liabilities. From June 30, 2017 to September 30, 2017, our days sales outstanding increased from 54 days to 55 days. Our annual inventory turns decreased from nine to six during the same period.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 30, 2018 consisted of $6.8 million for purchases of property and equipment and $2.8 million from proceeds from sales of investments.  Cash used in investing activities during the three months ended September 30, 2017 consisted of $396.8 million used for the acquisition of businesses and $11.4 million for purchase of property and equipment.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2018 was $38.2 million compared with $200.4 million provided by financing activities for the three months ended September 30, 2017. Net cash used in financing activities for the three months ended September 30, 2018 was primarily related to $39.4 million used to repurchase 862,454 shares of our common stock.  Net cash provided by financing activities for the three months ended September 30, 2017 primarily related to $514.5 million of proceeds from issuance of convertible debt, partially offset by $220.0 million used for the payment of debt, and $93.6 million used to repurchase 1,698,400 shares of our common stock.

Common Stock Repurchase Program. As of September 30, 2018, our board has cumulatively authorized $1.3 billion for our common stock repurchase program, which will expire in July 2019. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2018, we purchased 28,502,330 shares of our common stock in the open market for an aggregate cost of $1.1 billion. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the three months ended September 30, 2018, we repurchased 862,454 shares of our common stock for a total cost of $39.4 million. As of September 30, 2018, the remaining available authorization under our common stock repurchase program is $186.7 million.

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which includes proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, retire our outstanding bank debt, and provide additional cash resources to fund the Conexant Acquisition and Marvell Business Acquisition.

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

Bank Credit Facility. We have a $200.0 million revolving credit facility, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 30, 2018, there was no balance outstanding under the revolving credit facility.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022 and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date.  Debt issuance costs of $2.3 million are amortizing over 60 months.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of September 30, 2018, there is no balance outstanding under the revolving credit facility.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit agreement will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, and our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introductions of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, but if we did remit such earnings, we may be required to accrue and pay certain state and foreign taxes to repatriate these funds, which would adversely impact our financial position and results of operations.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2018 were as follows (in millions):

	Remaining in Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Thereafter	Total
Long-term debt (1)	$2.6	$2.6	$2.6	$527.6	$-	$-	$-	$535.4
Leases	5.2	4.4	2.4	0.5	0.3	0.1	0.1	13.0
Purchase obligations and other commitments (2)	50.2	8.6	2.0	-	-	-	-	60.8
Other obligations (3)	6.8	-	-	-	-	-	-	6.8
Total	$64.8	$15.6	$7.0	$528.1	$0.3	$0.1	$0.1	$616.0

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)	Represents payments retained in connection with the earnout consideration related to the Validity acquisition.

In connection with the Validity acquisition in November 2013, we entered into a contingent consideration arrangement.  The earnout period for this arrangement was complete as of March 31, 2016. As of September 30, 2018, $6.8 million of the final earnout consideration liability is outstanding; this balance represents the amounts we paid in our second quarter of fiscal 2019, in accordance with the final order settling an indemnification claim against the former stockholders and option holders of Validity (see Legal Proceedings under Note 8 included in the condensed consolidated financial statements contained elsewhere in this Report).

The amounts in the table above exclude the provisional amount for our one-time transition tax liability for our foreign subsidiaries of $44.1 million. As of September 30, 2018, the amount recorded is a provisional amount and may change as we prepare our fiscal 2018 tax return.

The amounts in the table above exclude unrecognized tax benefits of $23.8 million. As of September 30, 2018, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the Financial Accounting Standards Board issued an Accounting Standard Update on Leases. This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning in the first quarter of our fiscal year 2020, with early adoption permitted. We are evaluating the effects of adoption of this ASU on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Variable Interest Rate Risk

As of September 30, 2018, there is no balance outstanding under our revolving credit facility. The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement, which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As announced on July 24, 2017, our Board of Directors has cumulatively authorized $1.3 billion for our common stock repurchase program, which expires at the end of July 2019.  As of September 30, 2018, the remaining amount authorized for the repurchase of our common stock is $186.7 million.  Repurchases under our common stock repurchase program during the three-month period ended September 29, 2018, were as follows:

			Total Number
			of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
July 1, 2018 - July 28, 2018	—	—	—	$226,080,000
July 29, 2018 - August 25, 2018	298,396	$44.57	298,396	212,781,000
August 26, 2018 - September 29, 2018	564,058	46.16	564,058	186,743,000
Total	862,454

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 8, 2018	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer