Form 10-Q
period 2018-12-29
SYNAPTICS Inc
filed 2019-02-07
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

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

Number of shares of Common Stock outstanding at February 1, 2019: 34,403,114

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 29, 2018

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December 31,	June 30,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$283.0	$301.0
Accounts receivable, net of allowances of $2.1 and $1.8 at December 31, 2018 and June 30, 2018, respectively	326.0	289.1
Inventories	145.7	131.2
Prepaid expenses and other current assets	35.1	18.2
Total current assets	789.8	739.5
Property and equipment at cost, net of accumulated depreciation of $130.4 and $127.4 at December 31, 2018 and June 30, 2018, respectively	106.0	117.8
Goodwill	372.8	372.8
Acquired intangibles, net	181.2	219.2
Non-current other assets	49.8	50.5
	$1,499.6	$1,499.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$172.6	$156.9
Accrued compensation	23.2	25.4
Income taxes payable	11.6	13.1
Acquisition-related liabilities	-	8.7
Other accrued liabilities	91.9	79.7
Total current liabilities	299.3	283.8
Convertible notes, net	459.4	450.7
Other long-term liabilities	36.7	36.0
Total liabilities	795.4	770.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 63,803,544 and 62,889,679 shares issued, and 34,313,668 and 35,249,803 shares outstanding, at December 31, 2018 and June 30, 2018, respectively	0.1	0.1
Additional paid-in capital	1,232.3	1,195.2
Treasury stock: 29,489,876 and 27,639,876 common treasury shares at December 31, 2018 and June 30, 2018, respectively, at cost	(1,151.2)	(1,073.9)
Accumulated other comprehensive income	-	1.5
Retained earnings	623.0	606.4
Total stockholders' equity	704.2	729.3
	$1,499.6	$1,499.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenue	$425.5	$430.4	$843.1	$847.8
Cost of revenue	275.7	315.2	552.4	618.2
Gross margin	149.8	115.2	290.7	229.6
Operating expenses:
Research and development	84.2	92.2	174.3	179.3
Selling, general, and administrative	35.6	37.4	69.4	77.7
Acquired intangibles amortization	2.9	3.0	5.8	7.1
Restructuring costs	2.1	6.6	10.4	6.4
Total operating expenses	124.8	139.2	259.9	270.5
Operating income/(loss)	25.0	(24.0)	30.8	(40.9)
Interest and other expense, net	(4.3)	(4.7)	(6.2)	(10.7)
Income/(loss) before provision for income taxes and equity investment loss	20.7	(28.7)	24.6	(51.6)
Provision for income taxes	7.5	53.3	7.2	56.5
Equity investment loss	(0.4)	(0.4)	(0.8)	(0.8)
Net income/(loss)	$12.8	$(82.4)	$16.6	$(108.9)
Net income/(loss) per share:
Basic	$0.37	$(2.42)	$0.48	$(3.22)
Diluted	$0.36	$(2.42)	$0.47	$(3.22)
Shares used in computing net income/(loss) per share:
Basic	34.5	34.1	34.8	33.8
Diluted	35.1	34.1	35.6	33.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income/(loss)	$12.8	$(82.4)	$16.6	$(108.9)
Other comprehensive loss:
Change in unrealized net gain on investment	-	-	(1.5)	-
Net current period-other comprehensive loss	-	-	(1.5)	-
Comprehensive income/(loss)	$12.8	$(82.4)	$15.1	$(108.9)

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net income/(loss)	$16.6	$(108.9)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	32.9	34.3
Depreciation and amortization	19.2	20.1
Acquired intangibles amortization	38.0	43.3
Deferred taxes	(4.5)	22.7
Amortization of convertible debt discount and issuance costs	8.7	8.4
Amortization of debt issuance costs	0.3	1.4
Impairment recovery on investments	(2.8)	-
Arbitration settlement	(1.9)	-
Equity investment loss	0.8	0.8
Foreign currency remeasurement (gain)/loss	0.2	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(31.7)	30.0
Inventories	(14.5)	70.1
Prepaid expenses and other current assets	(17.0)	18.4
Other assets	2.6	(5.5)
Accounts payable	19.5	(27.6)
Accrued compensation	(2.2)	(5.4)
Acquisition-related liabilities	(6.8)	-
Income taxes payable	(0.4)	7.6
Other accrued liabilities	6.5	(6.6)
Net cash provided by operating activities	63.5	103.2
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	-	(395.9)
Proceeds from sales of investments	2.8	-
Purchases of property and equipment	(11.2)	(19.5)
Purchase of intangible assets	-	(7.7)
Net cash used in investing activities	(8.4)	(423.1)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	-	514.5
Payment of debt	-	(220.0)
Purchases of treasury stock	(77.3)	(93.6)
Proceeds from issuance of shares	11.4	9.2
Payment of debt issuance costs	-	(1.1)
Payroll taxes for deferred stock and market stock units	(7.2)	(4.6)
Net cash provided by/(used in) financing activities	(73.1)	204.4
Effect of exchange rate changes on cash and cash equivalents	-	(0.1)
Net decrease in cash and cash equivalents	(18.0)	(115.6)
Cash and cash equivalents at beginning of period	301.0	367.8
Cash and cash equivalents at end of period	$283.0	$252.2

Supplemental disclosures of cash flow information
Cash paid for taxes	$14.3	$18.1
Cash refund on taxes	$5.2	$1.0
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$2.8	$3.4
Common stock issued pursuant to acquisition	$-	$39.1

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2019 is a 52-week period ending June 29, 2019, and our fiscal 2018 was a 53-week period ending on June 30, 2018. The fiscal periods presented in this report are 13-week and 26-week periods for the three and six months ended December 29, 2018, respectively, and 13-week and 27-week periods for the three and six months ended December 30, 2017, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations and resulted in net losses of $0.2 million and $0.6 million in the three and six months ended December 31, 2018 and net losses of $0.2 million and $0.5 million in the three and six months ended December 31, 2017.

2. Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued an Accounting Standards Update, or ASU, on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers, or the new revenue standard. The new revenue standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

We adopted the new revenue standard at the beginning of our fiscal 2019, using the modified retrospective method applied to all contracts not completed as of the adoption date. Results for reporting periods ending after our fiscal 2018 are presented under the new revenue standard, while prior reporting periods are not adjusted and continue to be reported in accordance with the previous revenue standard.  Recognition of revenue has remained substantially unchanged under the new revenue standard as that under the previous revenue standard. Accordingly, there was no adjustment to the fiscal 2019 opening retained earnings. However, we reclassified certain amounts of incentive items to other accrued liabilities in our condensed consolidated balance sheet as of December 31, 2018, and presented them as part of customer obligations, from the contra accounts receivable due to the adoption of the new revenue standard. Such information is as follows (in millions):

Condensed Consolidated Balance Sheets

	As of December 31, 2018
			Pro forma as if
	As reported under		previous standard
	new standard	Adjustments	was in effect
Accounts receivable, net	$326.0	$(5.1)	$320.9
Total assets	1,499.6	(5.1)	1,494.5

Other accrued liabilities	91.9	(5.1)	86.8
Total liabilities and stockholders' equity	1,499.6	(5.1)	1,494.5

Condensed Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2018
			Pro forma as if
	As reported under		previous standard
	new standard	Adjustments	was in effect
Cash flows from operating activities:
Accounts receivable, net	$(31.7)	$(0.1)	$(31.8)
Other accrued liabilities	6.5	0.1	6.6

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the new revenue standard and are shown as customer obligations in Note 7 Other Accrued Liabilities. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration.  When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned.  In limited circumstances we enter into volume based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months upon completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. There were no contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the condensed consolidated balance sheets in the periods presented. Contract liabilities and refund liabilities were $6.4 million and $39.9 million, respectively, as of December 31, 2018 and $1.1 million and $31.6 million, respectively, as of the beginning of fiscal 2019. Both contract liabilities and refund liabilities are presented as part of customer obligations in Note 7 Other Accrued Liabilities. During the six months ended December 31, 2018, we recognized $0.3 million in revenue related to contract liabilities outstanding as of the beginning of fiscal 2019.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of December 31, 2018, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year.  Accordingly, under the optional exception provided by ASC 606-10-50-14, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue.  We have elected to continue to account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the “selling, general and administrative” expense line item in the condensed consolidated statements of operations) are expensed when the product is shipped because such commissions are owed after shipment.

Revenue from contracts with customers disaggregated by geographic area based on customer location and groups of similar products is presented in Note 12 Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net income/(loss)	$12.8	$(82.4)	$16.6	$(108.9)
Denominator:
Shares, basic	34.5	34.1	34.8	33.8
Effect of dilutive share-based awards	0.6	—	0.8	—
Shares, diluted	35.1	34.1	35.6	33.8
Net income/(loss) per share:
Basic	$0.37	$(2.42)	$0.48	$(3.22)
Diluted	$0.36	$(2.42)	$0.47	$(3.22)

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

Dilutive net income per share amounts do not include the potential weighted average effect of 1,736,456 and 3,334,776 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 31, 2018 and 2017, respectively, and 1,426,365 and 3,020,056 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 31, 2018, and 2017, respectively.  These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Financial assets measured at fair value on a recurring basis by level within the fair value hierarchy, consisted of the following (in millions):

	December 31,			June 30,
	2018			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$259.4	$-	$-	$275.2	$-	$-
Auction rate securities	-	-	-	-	-	1.5
Total available-for-sale securities	$259.4	$-	$-	$275.2	$-	$1.5

In our condensed consolidated balance sheets, as of December 31, 2018 and June 30, 2018, money market balances were included in cash and cash equivalents and as of June 30, 2018, auction rate securities, or ARS investments, were included in non-current other assets.

During the six months ended December 31, 2018 we converted our ARS investments to senior surplus notes, under an offering memorandum, which also included a receipt of a small amount of cash and warrants. We sold the senior surplus notes during the six months ended December 31, 2018, resulting in a gain of $2.8 million.  There were no transfers in or out of our Level 1, 2, or 3 assets during the six months ended December 31, 2018 and 2017.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December 31,	June 30,
	2018	2018
Raw materials and work-in-progress	$111.8	$105.0
Finished goods	33.9	26.2
	$145.7	$131.2

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

6. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of December 31, 2018 and June 30, 2018 (in millions):

		December 31, 2018			June 30, 2018
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(132.2)	$31.8	$164.0	$(116.5)	$47.5
Audio and video technology	5.5	134.1	(35.9)	98.2	133.9	(22.8)	111.1
Fingerprint authentication technology	4.7	47.2	(47.2)	-	55.7	(53.7)	2.0
Customer relationships	4.1	81.8	(44.2)	37.6	81.8	(38.5)	43.3
Licensed technology and other	4.2	7.7	(2.6)	5.1	9.0	(3.0)	6.0
Tradename	7.0	1.8	(0.4)	1.4	1.9	(0.2)	1.7
Patents	8.1	4.4	(1.8)	2.6	4.6	(1.7)	2.9
Backlog	-	-	-	-	0.5	(0.5)	-
In-process research and development	Not applicable	4.5	-	4.5	4.7	-	4.7
Acquired intangibles, gross	5.0	$445.5	$(264.3)	$181.2	$456.1	$(236.9)	$219.2

The total amortization expense for the acquired intangible assets was $18.0 million and $23.2 million for the three months ended December 31, 2018 and 2017, respectively, and $38.0 million and $43.3 million for the six months ended December 31, 2018 and 2017, respectively.  During the three months ended December 31, 2018 and 2017, $15.1 million and $20.3 million, respectively, and $32.1 million and $36.2 million for the six months ended December 31, 2018 and 2017, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of December 31, 2018 (in millions):

Remainder of 2019	$36.0
2020	50.5
2021	36.6
2022	32.0
2023	19.5
2024	2.0
Thereafter	0.1
To be determined	4.5
Future amortization	$181.2

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  There were no changes in our goodwill balance for the six months ended December 31, 2018.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in millions):

	December 31,	June 30,
	2018	2018
Customer Obligations	$46.3	$26.4
Inventory obligations	30.1	28.8
Warranty	4.1	5.5
Other	11.4	19.0
	$91.9	$79.7

Customer obligations include $6.4 million of contract liabilities and $39.9 million of refund liabilities as of December 31, 2018, as defined under revenue recognition guidance of the new revenue standard (see Note 2 Revenue Recognition). We reclassified certain amounts of incentive items to other current liabilities in our condensed consolidated balance sheet as of December 31, 2018, and presented them as part of customer obligations, from the contra accounts receivable due to the adoption of the new revenue standard.

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

Legal Proceedings

In October 2015, Amkor Technology, or Amkor, filed a complaint against us alleging infringement of intellectual property rights and various other claims. In November 2015, we filed an indemnification claim against the former stockholders and option holders of Validity Sensors, Inc., or Validity, to secure our rights under the Agreement and Plan of Reorganization between us and Validity (the “Validity Agreement”).  In April 2017, we agreed to settle this case with Amkor on undisclosed terms that include each party licensing and assigning certain intellectual property rights, and cash payments.  Settlement costs incurred in connection with this litigation were recorded in our condensed consolidated financial statements in fiscal 2017 and all but an immaterial amount was paid during our fiscal 2017. Pursuant to the Validity Agreement, we offset costs, damages and settlements incurred in connection with our defense and resolution of the complaint with Amkor against the contingent consideration earnout balance of $8.7 million as of June 30, 2018. In September 2018, we entered into a final order settling the indemnification claim against the former stockholders and option holders of Validity under which we retained $1.9 million of the earnout balance and paid the remainder of $6.8 million in October 2018.

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

The contractual interest expense and amortization of discount on the Notes for the six months ended December 31, 2018, were as follows (in millions):

Six Months Ended
December 31,
2018
Interest expense	$1.3
Amortization of discount and debt issuance costs	8.7
Total interest	$10.0

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of December 31, 2018 were $6.6 million and $59.0 million, respectively.

Revolving Credit Facility

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our prior term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of December 31, 2018, there is no balance outstanding under the revolving credit facility.

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

10. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of revenue	$0.8	$0.7	$1.7	$1.4
Research and development	8.5	9.8	16.8	18.9
Selling, general, and administrative	6.9	7.3	14.4	14.0
Total	$16.2	$17.8	$32.9	$34.3
Income tax expense/(benefit) on share-based compensation	$0.3	$1.3	$(2.4)	$(2.7)

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

Stock Options

Stock option activity, including stock options granted, exercised, and forfeited, weighted average exercise prices for stock options outstanding and exercisable, and the aggregate intrinsic value were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2018	1,618,209	$57.14
Granted	-	-
Exercised	(109,254)	29.70
Forfeited	(38,850)	65.48
Balance as of December 31, 2018	1,470,105	58.96	$2.2
Exercisable at December 31, 2018	1,345,451	59.37	$2.2

The aggregate intrinsic value was determined using the closing price of our common stock on December 28, 2018 of $37.14 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity, including DSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of DSUs were as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2018	1,853,558
Granted	1,167,118
Delivered	(640,672)
Forfeited	(177,706)
Balance as of December 31, 2018	2,202,298	$81.8

The aggregate intrinsic value was determined using the closing price of our common stock on December 28, 2018 of $37.14.

Of the shares delivered, 152,845 shares valued at $5.9 million were withheld to meet statutory tax withholding requirements.

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

During the six months ended December 31, 2018, MSU activity, including MSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of MSUs as of December 31, 2018 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2018	354,726
Granted	163,059
Performance adjustment	(46,663)
Delivered	(92,202)
Forfeited	(14,981)
Balance as of December 31, 2018	363,939	$13.5

The aggregate intrinsic value was determined using the closing price of our common stock on December 28, 2018 of $37.14.  Of the shares delivered, 33,981 shares valued at $1.3 million were withheld to meet statutory tax withholding requirements.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $16.8 million as of December 31, 2018, which will be recognized over a weighted average period of approximately 1.4 years.

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

During the six months ended December 31, 2018, PSU activity, including PSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of PSUs as of December 31, 2018 was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2018	294,541
Granted	147,005
Delivered	-
Forfeited	(17,028)
Balance as of December 31, 2018	424,518	$15.8

The aggregate intrinsic value was determined using the closing price of our common stock on December 28, 2018 of $37.14.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $9.0 million as of December 31, 2018, which will be recognized over a weighted average period of approximately 1.2 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six-month period ended December 31, 2018 were as follows (in millions, except for shares purchased and weighted average price):

.

Shares purchased	258,563
Weighted average purchase price	$31.60
Cash received	$8.2
Aggregate intrinsic value	$1.4

11. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reformed the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign-sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a tax rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 was a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate is 21%.

In fiscal 2018, we recognized provisional tax expense of $41.4 million, related to the tax impact of the Act, of which an expense of $44.1 million relates to the one-time transition tax and a benefit of $2.7 million relates to remeasurement of deferred tax at the new tax rate. The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we previously excluded from U.S. income taxes as we considered such earnings to be indefinitely reinvested overseas. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We were able to utilize the research credit carryforward, resulting in a net one-time transition tax impact of $11.9 million on the income tax payable. As of December 31, 2018, based on additional analysis of technical guidance, we recognized a non-discrete tax expense of $1.4 million, which is included in the annual effective tax rate, and a discrete benefit of $0.2 million, both of which relate to the limitation on the deduction of executive’s compensation.

Staff Accounting Bulletin 118 allowed companies to record provisional amounts and recognize the effect of the tax law during a measurement period. The measurement period ended in the second quarter of our fiscal 2019. As of December 31, 2018, we have finalized our accounting for the tax impact of the Act. However, further technical guidance related to the Act, including final regulations on a broad range of topics, is expected to be issued and, as such, if our interpretation and final accounting are inconsistent with future regulations and guidance we will recognize the impact as a discrete item in the period that such guidance is issued.

The Global Intangible Low-Tax Income, or GILTI, which is a provision under the Act, imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. GILTI requires an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the measurement of deferred taxes. We elected to treat GILTI as a period cost and recognize the impact in the period when it is incurred.

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

The provision for income taxes of $7.5 million and $53.3 million for the three months ended December 31, 2018 and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates. The effective tax rate for the three months ended December 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits.

The provision for income taxes of $7.2 million and $56.5 million for the six months ended December 31, 2018, and 2017, respectively, represented estimated federal, foreign, and state income taxes.  The effective tax rate for the six months ended December 31, 2018, diverged from the combined U.S. federal and state statutory tax rate primarily due to foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions, and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates. The effective tax rate for the six months ended December 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $0.1 million during the six months ended December 31, 2018, to $24.7 million from $24.8 million at June 30, 2018, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2018 were $2.3 million; this balance increased by $0.4 million compared to June 30, 2018. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes include an increase in our liability of up to $4.4 million.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion.  The reconstituted panel has not issued an opinion on this appeal. As our tax filing position is consistent with the Treasury regulations, we determined no adjustment to our financial statements is required, however, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2013 onward, we remain subject to examination by one or more of these jurisdictions. In August 2018, we received the revenue agent’s report resolving the fiscal 2014 and 2015 examination with the Internal Revenue Service with no material impact on our consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate will conclude in June 2019. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
China	$251.7	$209.9	$479.5	$419.7
Japan	78.0	97.3	146.5	188.3
Taiwan	61.0	60.2	137.4	103.3
Other	13.9	21.7	29.3	37.8
South Korea	11.7	12.5	31.8	33.7
United States	9.2	28.8	18.6	65.0
	$425.5	$430.4	$843.1	$847.8

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Mobile product applications	$274.4	$261.8	$537.1	$554.7
PC product applications	63.9	61.7	132.5	127.0
IoT product applications	87.2	106.9	173.5	166.1
	$425.5	$430.4	$843.1	$847.8

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Customer A	20%	12%	19%	15%
Customer B	14%	*	12%	*
Customer C	*	*	*	11%
Customer D	*	12%	*	12%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December 31,	June 30,
	2018	2018
Customer A	22%	10%
Customer B	18%	13%
Customer C	*	11%

*	Less than 10%

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

14. Restructuring Activities

In November 2017, we committed to and initiated a restructuring action intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.  These costs primarily related to severance costs for a reduction in headcount, facility consolidation and related costs.  In April 2018, we committed to and initiated a restructuring to close a research and development facility.  These costs included employee severance and related benefits and facility closure charges.  Restructuring costs related to the November 2017 and April 2018 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations and are complete as of December 31, 2018.

The restructuring liability activities for these fiscal 2018 initiated activities during the six months ended December 31, 2018 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Balance as of June 30, 2018	$2.2	$0.1	$2.3
Accruals	0.2	-	0.2
Cash payments	(2.4)	(0.1)	(2.5)
Balance as of December 31, 2018	$-	$-	$-

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business.  These costs primarily related to severance costs for a reduction in headcount and related costs. Restructuring costs related to the fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations. These activities are complete as of December 31, 2018.

The restructuring liability activities for the fiscal 2019 initiated activity during the six months ended December 31, 2018 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$10.4
Cash payments	(10.0)
Balance as of December 31, 2018	$0.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Restructuring costs primarily reflect severance and facilities consolidation costs related to our restructuring of our operations to reduce operating expenses. These headcount and facilities related costs were in cost of revenue, research and development, and selling, general and administrative expenses.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2018, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, with the exception to the critical accounting policy on revenue recognition. We adopted the Accounting Standards Update on revenue from contracts with customers at the beginning of our fiscal 2019 (see Note 2 Revenue Recognition to the condensed consolidated financial statements contained elsewhere in this Report).

Results of Operations

Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2018 (1)	2017(1)	$ Change	% Change	2018 (1)	2017(1)	$ Change	% Change
Mobile product applications	$274.4	$261.8	$12.6	4.8%	$537.1	$554.7	$(17.6)	(3.2%)
PC product applications	63.9	61.7	2.2	3.6%	132.5	127.0	5.5	4.3%
IoT product applications	87.2	106.9	(19.7)	(18.4%)	173.5	166.1	7.4	4.5%
Net revenue	425.5	430.4	(4.9)	(1.1%)	843.1	847.8	(4.7)	(0.6%)
Gross margin	149.8	115.2	34.6	30.0%	290.7	229.6	61.1	26.6%
Operating expenses:
Research and development	84.2	92.2	(8.0)	(8.7%)	174.3	179.3	(5.0)	(2.8%)
Selling, general, and administrative	35.6	37.4	(1.8)	(4.8%)	69.4	77.7	(8.3)	(10.7%)
Acquired intangibles amortization	2.9	3.0	(0.1)	(3.3%)	5.8	7.1	(1.3)	(18.3%)
Restructuring costs	2.1	6.6	(4.5)	(68.2%)	10.4	6.4	4.0	62.5%
Operating income/(loss)	25.0	(24.0)	49.0	204.2%	30.8	(40.9)	71.7	175.3%
Interest and other expense, net	(4.3)	(4.7)	0.4	8.5%	(6.2)	(10.7)	4.5	42.1%
Income/(loss) before provision for income taxes	20.7	(28.7)	49.4	172.1%	24.6	(51.6)	76.2	147.7%
Provision for income taxes	7.5	53.3	(45.8)	(85.9%)	7.2	56.5	(49.3)	(87.3%)
Equity investment loss	(0.4)	(0.4)	-	-	(0.8)	(0.8)	-	-
Net income/(loss)	$12.8	$(82.4)	$95.2	115.5%	$16.6	$(108.9)	$125.5	115.2%

(1)

Includes the post-acquisition results of operations from our acquisition of Conexant Systems, LLC, completed on July 25, 2017, or the Conexant Acquisition, and from our acquisition of the multimedia solutions business of Marvell, completed on September 8, 2017, or the Marvell Business Acquisition.

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December 31,		Increase/	December 31,		Increase/
	2018 (1)	2017(1)	(Decrease)	2018 (1)	2017(1)	(Decrease)
Mobile product applications	64.5%	60.8%	3.7%	63.7%	65.4%	(1.7%)
PC product applications	15.0%	14.3%	0.7%	15.7%	15.0%	0.7%
IoT product applications	20.5%	24.9%	(4.4%)	20.6%	19.6%	1.0%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	(0.0%)
Gross margin	35.2%	26.8%	8.4%	34.5%	27.1%	7.4%
Operating expenses:
Research and development	19.8%	21.4%	(1.6%)	20.7%	21.1%	(0.4%)
Selling, general, and administrative	8.4%	8.7%	(0.3%)	8.2%	9.2%	(1.0%)
Acquired intangibles amortization	0.7%	0.7%	0.0%	0.7%	0.8%	(0.1%)
Restructuring costs	0.5%	1.5%	(1.0%)	1.2%	0.8%	0.4%
Operating income/(loss)	5.9%	(5.6%)	11.5%	3.7%	(4.8%)	8.5%
Interest and other expense, net	(1.0%)	(1.1%)	0.1%	(0.7%)	(1.3%)	0.6%
Income/(loss) before provision for income taxes	4.9%	(6.7%)	11.6%	2.9%	(6.1%)	9.0%
Provision for income taxes	1.8%	12.4%	(10.6%)	0.9%	6.7%	(5.8%)
Equity investment loss	(0.1%)	(0.1%)	0.0%	(0.1%)	(0.1%)	0.0%
Net income/(loss)	3.0%	(19.1%)	22.1%	2.0%	(12.8%)	14.8%

(1)	Includes the post-acquisition results of operations from the Conexant Acquisition, completed on July 25, 2017, and from the Marvell Business Acquisition, completed on September 8, 2017.

Net Revenue

Net revenue was $425.5 million for the three months ended December 31, 2018 compared with $430.4 million for the three months ended December 31, 2017, a decrease of $4.9 million, or 1.1%. Of this net revenue, $274.4 million, or 64.5%, was from Mobile product applications, $87.2 million, or 20.5%, was from IoT product applications, and $63.9 million, or 15.0%, was from PC product applications. The decrease in net revenue for the three months ended December 31, 2018 was primarily attributable to a decrease in IoT product applications, partially offset by an increase in net revenue from Mobile product applications and PC product applications. Net revenue from IoT product applications decreased as a result of lower average selling prices for IoT product applications (which decreased 17.2%) as well as a decline in units sold (which decreased 1.5%). Net revenue from Mobile product applications increased as a result of higher average selling prices for Mobile product applications (which increased 24.8%), partially offset by a decline in units sold (which decreased 16.0%). Net revenue from PC product applications increased due to higher average selling prices for PC product applications (which increased 22.0%), partially offset by a decline in units sold (which decreased 15.1%).

Net revenue was $843.1 million for the six months ended December 31, 2018 compared with $847.8 million for the six months ended December 31, 2017, a decrease of $4.7 million, or 0.6%. Of this net revenue, $537.1 million, or 63.7%,was from Mobile product applications, $173.5 million, or 20.6%, was from IoT product applications, and $132.5 million, or 15.7%, was from PC product applications. The decrease in net revenue for the six months ended December 31, 2018, was attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in IoT product applications and PC product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 20.7%), partially offset by higher average selling prices for mobile product applications (which increased 22.2%). Net revenue from IoT product applications increased primarily as a result of an increase in units sold (which increased 15.1%), partially offset by lower average selling prices (which decreased 9.3%). Net revenue from PC product applications increased as a result of higher average selling prices (which increased 18.3%), partially offset by a decline in units sold (which decreased 11.8%).

Gross Margin

Gross margin as a percentage of net revenue was 35.2%, or $149.8 million, for the three months ended December 31, 2018, compared with 26.8%, or $115.2 million, for the three months ended December 31, 2017. Gross margin as a percentage of net revenue was 34.5%, or $290.7, for the six months ended December 31, 2018, compared with 27.1%, or $229.6 for the six months ended December 31, 2017. The 840 basis point increase and the 740 basis point increase in gross margin for the three and six months ended December 31, 2018, respectively, was primarily due to a reduction of inventory fair value adjustments recorded in the three and six months ended December 31, 2017 of $18.2 million and $ 33.9 million, respectively, associated with two acquisitions and a favorable mix, including IoT product applications which have higher gross margins. There were no inventory fair value adjustments recorded in the three and six months ended December 31, 2018.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $8.0 million to $84.2 million for the three months ended December 31, 2018, compared with the three months ended December 31, 2017. The decrease in research and development expenses primarily reflected a $4.9 million decrease in personnel-related costs which is a result of a decrease in average headcount for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, as a result of our restructuring activities to reduce operating costs; a $1.7 million decrease in supplies and project specific costs; and a $1.1 million decrease in facilities and infrastructure related costs.

Research and development expenses decreased $5.0 million to $174.3 million for the six months ended December 31, 2018, compared with the six months ended December 31, 2017. The decrease in research and development expenses primarily reflected a $4.9 million decrease in personnel-related costs which is a result of a decrease in average headcount for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017, as a result of our restructuring activities to reduce operating costs; a $4.1 million decrease in supplies and project specific costs; a $1.0 million decrease in facilities and infrastructure related costs; partially offset by a $5.3 increase in software licensing and intellectual property costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.8 million to $35.6 million for the three months ended December 31, 2018, compared with the three months ended December 31, 2017. The decrease in selling, general, and administrative expenses primarily reflected a $2.8 million decrease in personnel-related costs, which is due to a reduction in headcount as a result of our recent restructuring activities to reduce operating costs; partially offset by a $0.7 million write-off of an acquisition-based receivable.

Selling, general, and administrative expenses decreased $8.3 million to $69.4 million for the six months ended December 31, 2018, compared with the six months ended December 31, 2017. The decrease in selling, general, and administrative expenses primarily reflected a $6.5 million decrease in personnel-related costs, which is primarily due to a reduction in headcount as a result of our restructuring activities to reduce operating costs; a $1.6 million, net, reversal of an accrual for payroll deposit penalties, which were previously accrued and have been reversed due to the completion of a payroll tax audit; and a $1.3 million reduction in professional fees; partially offset by a $0.7 million write-off of an indemnity receivable from a prior acquisition which will not be pursued.

Acquired intangibles amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 6 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs.  Restructuring costs of $10.4 million in the six months ended December 31, 2018 primarily reflect severance costs for restructuring of our operations to reduce ongoing operating costs which commenced in the first quarter of fiscal 2019. The restructuring activities are complete as of December 31, 2018. See Note 14 to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and other expense, net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt. The $4.5 million decrease in interest and other expense, net to$6.2 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017, is primarily due to a $2.8 million impairment recovery on investments as well as a $1.0 million reduction of amortization of debt issuance costs in the six months ended December 31, 2018 for a term loan which was paid down and closed in the prior fiscal year. See Liquidity and Capital Resources included in the next section of this Report.

Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reformed the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign-sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a tax rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 was a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate is 21%.

In fiscal 2018, we recognized provisional tax expense of $41.4 million, related to the tax impact of the Act, of which an expense of $44.1 million relates to the one-time transition tax and a benefit of $2.7 million relates to remeasurement of deferred tax at the new tax rate. The one-time transition tax is based on our post-1986 foreign earnings and profits, or E&P, which we previously excluded from U.S. income taxes as we considered such earnings to be indefinitely reinvested overseas. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets.  We were able to utilize the research credit carryforward, resulting in a net one-time transition tax impact of $11.9 million on the income tax payable. As of December 31, 2018, based on additional analysis of technical guidance, we recognized a non-discrete tax expense of $1.4 million, which is included in the annual effective tax rate, and a discrete benefit of $0.2 million, both of which relate to the limitation on the deduction of executive’s compensation.

Staff Accounting Bulletin 118 allowed companies to record provisional amounts and recognize the effect of the tax law during a measurement period. The measurement period ended in the second quarter of our fiscal 2019. As of December 31, 2018, we have finalized our accounting for the tax impact of the Act. However, further technical guidance related to the Act, including final regulations on a broad range of topics, is expected to be issued and, as such, if our interpretation and final accounting are inconsistent with future regulations and guidance we will recognize the impact as a discrete item in the period that such guidance is issued.

The Global Intangible Low-Tax Income, or GILTI, which is a provision under the Act, imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. GILTI requires an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the measurement of deferred taxes. We elected to treat GILTI as a period cost and recognize the impact in the period when it is incurred.

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

The provision for income taxes of $7.5 million and $53.3 million for the three months ended December 31, 2018 and 2017, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2018 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates. The effective tax rate for the three months ended December 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits.

The provision for income taxes of $7.2 million and $56.5 million for the six months ended December 31, 2018, and 2017, respectively, represented estimated federal, foreign, and state income taxes.  The effective tax rate for the six months ended December 31, 2018, diverged from the combined U.S. federal and state statutory tax rate primarily due to foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions, and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates. The effective tax rate for the six months ended December 31, 2017, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the impact of the one-time transition tax on E&P, the impact of the reduction in the U.S. federal tax rate on our net deferred tax assets, foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and foreign income taxed at higher tax rates, partially offset by benefits from research credits.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion.  The reconstituted panel has not issued an opinion on this appeal. As our tax filing position is consistent with the Treasury regulations, we determined no adjustment to our financial statements is required, however, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Liquidity and Capital Resources

Our cash and cash equivalents were $283.0 million as of December 31, 2018, compared with $301.0 million as of June 30, 2018, a decrease of $18.0 million.  The decrease primarily reflected the combination of $77.3 million used to repurchase 1,850,000 shares of our common stock; $11.2 million used for the purchase of property and equipment; partially offset by $63.5 million of net cash provided by operating activities. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Income Taxes,” that may result from a future repatriation of those earnings. As of December 31, 2018, $235.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we may be required to accrue and pay certain state and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2018 generated $63.5 million compared with $103.2 million net cash generated during the six months ended December 31, 2017. For the six months ended December 31, 2018, the primary operating activities were adjustments for non-cash charges of $90.9 million, partially offset by a net change in operating assets and liabilities of $44.0 million.  The net change in operating assets and liabilities was primarily attributable to a $31.7 million increase in accounts receivable, a $17.0 million increase in prepaid expenses and other current assets, a $14.5 million increase in inventories, and a $6.8 million reduction in acquisition related obligations, partially offset by a $19.5 million increase in accounts payable, and a $6.5 million increase in other accrued liabilities.  From June 30, 2018 to December 31, 2018, our days sales outstanding increased from 67 days to 69 days due to a larger percentage of the quarter’s net revenue occurring late in the December 31, 2018 quarter compared with a smaller percentage of the quarter’s net revenue occurring late in the June 30, 2018 quarter. Our annual inventory turns remained at seven. For the six months ended December 31, 2017, the primary operating activities were adjustments for non-cash charges of $131.1 million, an $81.0 million net change in operating assets and liabilities, partially offset by net loss of $108.9 million. The net change in operating assets and liabilities was primarily attributable to a $70.1 million increase in inventory; a $30.0 million increase in accounts receivable, net; an $18.4 million increase in prepaid expenses and other current assets, a $7.6 million increase in income taxes payable; partially offset by a $27.6 million decrease in accounts payable; a $6.6 million decrease in other accrued liabilities and $5.4 million decrease in accrued compensation. From June 30, 2017 to December 31, 2017, our days sales outstanding decreased from 54 days to 49 days. Our annual inventory turns decreased from nine to eight due to the additional inventory acquired in recent acquisitions, including the fair value adjustment recorded as part of the purchase accounting for such acquisitions.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 31, 2018 consisted of $11.2 million for purchases of property and equipment, partially offset by $2.8 million of proceeds from sales of investments.  Cash used in investing activities during the six months ended December 31, 2017 consisted of $395.9 million used for the acquisition of businesses, $19.5 million for the purchase of property and equipment, and $7.7 million for the purchase of intangible assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2018 was $73.1 million compared with $204.4 million provided by financing activities for the six months ended December 31, 2017. Net cash used in financing activities for the six months ended December 31, 2018 was primarily related to $77.3 million used to repurchase 1,850,000 shares of our common stock.  Net cash provided by financing activities for the six months ended December 31, 2017 primarily related to $514.5 million of proceeds from issuance of convertible debt, partially offset by $220.0 million used for the payment of debt, and $93.6 million used to repurchase 1,698,400 shares of our common stock.

Common Stock Repurchase Program. As of December 31, 2018, our board has cumulatively authorized $1.3 billion for our common stock repurchase program, which will expire in July 2019. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2018, we purchased 29,489,876 shares of our common stock in the open market for an aggregate cost of $1.2 billion. Treasury shares purchased prior to August 28, 2008 were not subject to the stock split on that date. During the six months ended December 31, 2018, we repurchased 1,850,000 shares of our common stock for a total cost of $77.3 million. As of December 31, 2018, the remaining available authorization under our common stock repurchase program is $148.8 million.

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

Bank Credit Facility. We have a $200.0 million revolving credit facility, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the revolving credit facility, or the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 31, 2018, there was no balance outstanding under the revolving credit facility.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 31, 2018 were as follows (in millions):

	Remaining in Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Thereafter	Total
Long-term debt (1)	$1.3	$2.6	$2.6	$527.6	$-	$-	$-	$534.1
Leases	3.5	4.9	2.7	0.6	0.3	0.1	-	12.1
Purchase obligations and other commitments (2)	41.9	15.8	5.6	-	-	-	-	63.3
Transition tax payable (3)	-	1.0	1.0	1.0	1.0	1.8	5.1	10.9
Total	$46.7	$24.3	$11.9	$529.2	$1.3	$1.9	$5.1	$620.4
(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the tax amount for the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $22.4 million. As of December 31, 2018, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the Financial Accounting Standards Board issued an Accounting Standard Update on Leases. This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning in the first quarter of our fiscal year 2020, with early adoption permitted. We are currently evaluating the potential impact of adoption of this ASU on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Variable Interest Rate Risk

As of December 31, 2018, there is no balance outstanding under our revolving credit facility. The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement, which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.  For further information regarding current legal proceedings, see Note 8 Indemnifications, Contingencies and Legal Proceedings to the condensed consolidated financial statements contained elsewhere in this Report.

ITEM 1A. RISK FACTORS

There are no material changes to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As announced on July 24, 2017, our Board of Directors has cumulatively authorized $1.3 billion for our common stock repurchase program, which expires at the end of July 2019.  As of December 31, 2018, the remaining amount authorized for the repurchase of our common stock is $148.8 million.  Repurchases under our common stock repurchase program during the three-month period ended December 29, 2018, were as follows:

			Total Number
			of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
September 30, 2018 - October 27, 2018	387,546	$40.53	387,546	$171,037,424
October 28, 2018 - November 24, 2018	158,040	35.77	158,040	165,384,941
November 25, 2018 - December 29, 2018	441,960	37.54	441,960	148,792,320
Total	987,546

ITEM 6. EXHIBITS

10.24(a)*	Synaptics Incorporated Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 30, 2018 (1)

10.25(a)*	Synaptics Incorporated Amended and Restated 2010 Employee Stock Purchase Plan, as amended effective on October 30, 2018 (1)

10.31*	Separation Agreement and Release dated November 15, 2018 between the registrant and Kevin Barber

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 1, 2018.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 7, 2019	By:	/s/ Richard A. Bergman
	Name:	Richard A. Bergman
	Title:	President and Chief Executive Officer

Date: February 7, 2019	By:	/s/ Wajid Ali
	Name:	Wajid Ali
	Title:	Senior Vice President and Chief Financial Officer