Form 10-K
period 2019-06-29
SYNAPTICS Inc
filed 2019-08-23
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2019

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (22,178,002 shares), based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Global Select Market on December 28, 2018 of $37.14, was $823,690,994.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 19, 2019, there were outstanding 32,910,891 shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2019

Statement Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 29, 2019 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Our website is located at www.synaptics.com.  Through our website, we make available, free of charge, all our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These reports are available on our website promptly after their electronic filing with the SEC.  Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and our Board Committee Charters.  The contents of our website are not incorporated into or deemed to be a part of this report.

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were the 52-week periods ended June 29, 2019 and June 24, 2017, and a 53-week period ended June 30, 2018.  For ease of presentation, this report labels the reporting periods as ending on calendar month- or year-end dates as of and for all periods presented, unless otherwise indicated.

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human interface product solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the mobile product applications markets, which incorporate discrete touch controller products, display driver, or DDIC, products, and touch and display driver integration, or TDDI, products. Mobile product applications include smartphones, tablets, large touchscreen applications, as well as a variety of mobile, handheld, wireless, and entertainment devices.  Our array of human interface product solutions for mobile product applications are designed to enrich the interface on smartphones, tablets, and peripherals, and enable the owner to view the screen on these devices and to more easily interact with the content on these devices.  We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, small size, low power consumption, advanced functionality, secure access, durability, reliability, and simplified security enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Our human interface product solutions for mobile applications constitute a substantial percentage of our net revenue.  Net revenue for our mobile product applications accounted for approximately 61%, 63%, and 82% of our net revenue for fiscal 2019, 2018, and 2017, respectively.  Our ongoing success in serving these markets will depend upon the size of the smartphone portion of the overall mobile phone market; our growth in the virtual reality, or VR, display market; our ability to demonstrate to mobile product applications OEMs the advantages of our human interface product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface product solutions.  In addition, our success will depend on our ability to demonstrate to mobile product applications OEMs the advantages of our DDIC and TDDI products, our flexible touchscreen and systems engineering expertise, including our ability to successfully deliver DDIC products into the Organic Light Emitting Diode, or OLED, smartphone market, and our ability to deliver touch screen products to the flexible OLED smartphone OEMs.  The OLED smartphone market remains a key growth area for us. The adoption of OLED at top OEMs is accelerating in calendar year 2019, which could drive an opportunity for our OLED DDIC and touch screen products.

We expect the smartphone market to continue its trend towards greater functionality in smartphone products to meet and address the expanded needs and expectations of the consumer-oriented market.  These products require a simple, durable, and intuitive human interface product solution to access their device or application, and to enable the user to view and navigate efficiently through menus and scroll through information contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our human interface product solutions by OEMs in this market.

The virtual reality, or VR, market represents growth opportunities for our display driver products and fingerprint sensor intellectual property portfolio. The VR market is expected to continue to grow, with major investors in the space including today’s major players, in addition to new start-ups. Our high-performance, low power display driver technology is well suited to the demands of the VR market. The tablet and large touchscreen markets also represent a potential growth opportunity for us. Touchscreen and display drivers required for the tablet market range from basic e-book vendor solutions to multi-function solutions designed for more complex operating systems. Tablet-based capacitive touch interface devices are now offered by several leading PC and mobile phone OEMs and utilize various operating systems, including Android and Windows 10. Our engineering know-how and technological expertise with display drivers could represent an opportunity for us in this market in our fiscal 2020.

PC Product Applications Market

We provide custom human interface product solutions for navigation, cursor control, and for access to devices or applications through fingerprint recognition for many of the world’s premier PC OEMs.  These functions are offered as both stand-alone and integrated touch pads plus fingerprint recognition solutions.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as keyboards, mice, and desktop product applications.  Net revenue for our human interface product solutions for PC product applications accounted for approximately 18%, 16%, and 13% of our net revenue for fiscal 2019, 2018, and 2017, respectively.

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

IoT Applications Market

On July 25, 2017, we acquired Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home.  On September 8, 2017, we acquired the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition.  We began reporting financial results for the IoT applications market in our consolidated financial statements in the first quarter of our fiscal 2018.

We provide system-on-chip, or SoC, solutions as well as human interface product solutions for enabling the Smarter Edge. We enable products for service provider platforms, or SPP, smart assistant solutions, over-the-top, or OTT, media consumption devices, voice driven intelligent devices, including those integrating far-field technology, personal voice products, video interface solutions which can also drive next generation virtual reality/augmented reality, or VR/AR, platforms, and optimized solutions for fax/modem and printer platforms. Our automotive solutions include over a decade of mass production experience in display drivers, including mature touch solutions adapted from our consumer business to meet automotive quality standards and pioneering fingerprint solutions for security, personalization and e-payments in vehicles. Our latest addition to our automotive portfolio is an automotive grade TDDI for amorphous silicon and low-temperature polycrystalline panels up to 4K resolution and 18-inch panels. Net revenue for our IoT product solutions accounted for approximately 21%, 21% and 5% of our net revenue for fiscal 2019, 2018 and 2017, respectively.

Within the growing consumer IoT market, we continue to expand our footprint in various devices by bringing converged video and voice technologies coupled with leading edge human interface solutions. Our deep investment in far-field voice technology, our intellectual property portfolio for video, audio and security, and our significant experience enabling Android platforms for service providers, coupled with our focus on enabling high performance, low power, and highly secure SoC solutions enable us to effectively serve our existing customers and position us to grow within the addressable market of consumer IoT devices.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of human interface product solutions for each of the target markets in which we operate, including the mobile product applications markets, the PC product applications market, and the IoT applications market.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our current product solutions and offer new and innovative product solutions to customers across multiple markets.  We intend to continue utilizing our technological expertise to reduce the overall size, weight, cost, and power consumption of our human interface product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We also plan to expand our research and development efforts through increased investment in our engineering activities, including ongoing enhancement of our automotive TDDI technology and OLED technology, and advancement of our audio, voice and video technologies, the hiring of key engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, the most advanced, easy-to-use, functional human interface semiconductor product solutions to our target markets.

Enhance Our Position in the Smartphone, Tablet, and PC Product Application Markets

We intend to continue introducing market-leading human interface product solutions in terms of performance, power consumption, functionality, size, and ease of use for the smartphone, tablet, and PC product applications markets.  We plan to continue enhancing our customers’ industrial design alternatives and device functionality through innovative product development, in order to enhance and grow our position within our target markets. As the high-end market for smartphones continues the shift to OLED solutions, we intend to deliver further enhancements to our DDIC products to support that market.

Capitalize on Growth of New and Evolving Markets

We intend to capitalize on the growth of new and evolving markets, such as the smart home, VR/AR, voice enabled assistants, and wearables within the IoT market, the tablet market, ultrabook and convertible portions of the PC market, and the automotive market, brought about by the convergence of computing, communications, and entertainment devices.  We intend to build upon our existing innovative and intuitive human interface semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets.  We will offer our solutions to existing and potential OEM customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of our OEMs’ products.  We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

Emphasize and Expand Customer Relationships

We intend to emphasize and expand our strong and long-standing customer relationships and seek to build and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human interface product solutions for our customers' products.  We believe that our human interface product solutions enable our customers to deliver simplified security and a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface product solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our human interface product solutions.  We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts.  We also focus on providing timely pre- and post-sales support to our customers, assisting with their efforts to develop, integrate, and manufacture their products with our solutions.

We plan to offer IoT voice, audio and video solutions, touch and display driver solutions, and fingerprint sensor solutions, as well as design tools, technical support and documentation to assist in the development of human interface designs in products such as smartphones, tablets, notebooks, PC peripherals, and other digital entertainment devices.  We offer our customers a choice of our chip solutions or our custom module solutions.  Our chip solution consists of our proprietary integrated circuit, firmware and software, including customer-specific firmware and software, while our custom module solution enables customers to utilize our proprietary integrated circuit together with third-party components and assembly.  Touchscreen applications for mobile phones, tablets, and notebooks are primarily a chip solution.  Display driver products for mobile phones and tablets, IoT products for voice, audio and video, and most automotive products are a chip solution. Fingerprint sensor products are a module solution.

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

Continue Virtual Manufacturing

We plan to expand and diversify our production capacity through third-party relationships, thereby strengthening our virtual manufacturing platform.  This strategy results in a scalable business model, enables us to concentrate on our core competencies of research and development and product design and engineering, and reduces our capital expenditures and working capital requirements.  Our virtual manufacturing strategy allows us to maintain a variable cost model, in which we do not incur most of our manufacturing costs until our product solutions have been shipped and invoiced to our customers.

Competitive Advantages

We develop advanced human interface technologies that provide simplified security and enrich the user’s experience in interacting with the user’s computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface product solutions can be engineered to accommodate many diverse platforms, and our expertise in human factors and usability can be utilized to improve the features and functionality of our solutions.  Our extensive array of technologies include chips, firmware, software, mechanical and electrical designs, pattern recognition, single- and multi-finger touch-sensing technologies, display driver technologies, image, voice and multimedia processing.

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
•

Advanced Functionality.  Our solutions offer advanced features, such as face detect, force sensing, 12-bit output technology for mobile DDIC, 90Hz FHD TDDI, security algorithms, voice barge-in, ambient noise cancellation, and video noise reduction to enhance the user experience.

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

Our emphasis on technological leadership and design capabilities positions us to provide unique human interface product solutions that address specific customer requirements, as well as satisfy our customers’ specifications, including features and functionality, industrial design, security, mechanical, and electrical requirements.  Our products also offer unique integration options, including the ability to place our capacitive sensors underneath the plastic or glass of the device or the combining of a touchpad and fingerprint sensor on one device.  Our solutions allow for streamlined and stylized designs, and Light Emitting Diode, or LED, integration to indicate status or to enhance industrial design. With our Edge SOC products, we offer full system solutions that enable an immersive voice/audio, multimedia and vision experience.  Our Edge SOCs enable secure artificial intelligence processing on device, for enhanced privacy and responsiveness. Our diversified audio product line enables clear voice for audio calls, immersive surround sound for gaming, advanced noise cancellation for consumer products and ultra-low-power hi-fidelity audio for mobile applications.

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

We utilize capacitive technology, rather than resistive or mechanical technology, in our touch solutions.  Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts and does not require activation force, thereby providing a durable, more reliable solution that can be integrated into both curved and flat surfaces.  Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs. Our fingerprint solutions utilize capacitive technology.

Products

Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

ClearPad®

Our ClearPad family of products enables the user to interact directly with the display on electronic devices, such as mobile smartphones, tablets, and automobiles.  Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption.  We typically sell our ClearPad solution as a chip, together with customer-specific firmware, to sensor manufacturers, OLED manufacturers or Liquid Crystal Display, or LCD, manufacturers, to integrate into their touch-enabled products.  A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that can be placed over any display, such as an LCD or OLED, and combined with a flexible circuit material and a touch controller chip.  Each ClearPad solution is custom designed to integrate customer-specific input preferences such as force sensing, pen input, gloved finger recognition, proximity, finger hover, and air swipe functionality.

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

Synaptics TouchViewTM

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

Natural ID®

Our Natural ID family of capacitive-based fingerprint ID products is designed for use in automobiles, notebook PCs, PC peripherals, and other applications.  Thin form factors provide industrial design flexibility, while robust matching algorithms and anti-spoofing technology provide strong security.  Our Natural ID family of products spans a range of form factors, colors, and materials suitable for design on the front, back or side of a device.

Natural ID products are designed to be compatible with Fast IDentity Online, or FIDO, protocols, enhancing security and interoperability with a broad range of solutions.  FIDO was formed to enhance online authentication by developing open, scalable technical standards to help facilitate the adoption of robust, easy to use authentication that reduces the reliance on passwords.  Natural ID products increase the security of automobile and PC products while maintaining ease of use for the customer.

TouchPadTM

Our TouchPad family of products, which can take the place of, and exceed the functionality of a mouse, is a small, touch-sensitive pad that senses the position and movement of one or more fingers on its surface through the measurement of capacitance.  Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation, cursor movement, and gestures, and provides a platform for interactive input for both the consumer and corporate markets.  Our TouchPad solutions allow our customers to provide stylish, simple, user-friendly, and intuitive solutions to consumers.  Our TouchPad solutions also offer various advanced features, including scrolling, customizable tap zones, tapping and dragging of icons, and device interaction.

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

AudioSmart®

AudioSmart products bring forward optimum analog, mixed-signal and digital signal processor, or DSP, technologies for high-fidelity voice and audio processing. Our AudioSmart products include far-field voice technologies that enable accurate voice command recognition from a distance while disregarding other sounds, such as music, in order to activate smart devices such as smart speakers. AudioSmart also includes personal voice and audio solutions for high-performance headsets that enable active noise cancellation and are based on the USB Type-C standard.

VideoSmart™

Our VideoSmart solutions include powerful single-chip 4K UHD media processors for TVs, set-top boxes, and over-the-top streaming devices.

ImagingSmart™

Our ImagingSmart solutions include a product portfolio that spans four distinct product lines including document and photo imaging controllers, digital video, fax, and modem solutions. ImagingSmart products leverage image processing IP, JPEG encoders and DSP technology to deliver a wide range of fax, modem, digital video and printer solutions for home, mobile and imaging applications.

Other Products

Other product solutions we offer include Dual Pointing Solutions, TouchStykTM, TouchButtonsTM and display interface products.   Our dual pointing solutions offer TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice.  TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that used in our TouchPad.  TouchButtons provide capacitive buttons and scrolling controls for an easy-to-use and stylish interface solution designed to replace mechanical buttons.  Our display interface products deliver highly integrated, scalable video and audio connectivity to a broad array of applications for notebook PCs, enterprise systems and consumer devices, and our VR bridge and VR DDIC chips enable the VR market to move to higher resolution displays that solve the “screen door” effect caused by lower resolution displays.

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

Synaptics TypeGuard®

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

ClearForce®

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

SentryPoint®

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

Our broad line of human interface semiconductor product solutions is currently based upon the following key technologies:

•	capacitive position sensing technology;
•	capacitive force sensing technology;
•	transparent capacitive position sensing technology;
•	pattern recognition technology;
•	mixed-signal integrated circuit technology;
•	display systems and circuit technology;
•	capacitive active pen technology;
•	multi-touch technology;
•	proprietary microcontroller technology;
•	proprietary vector co-processor technology;
•	capacitive fingerprint sensing technology;
•	optical fingerprint sensing technology;
•	voice and audio technology;
•	imaging and modem technology;
•	multimedia processing technology; and
•	deep learning and neural network inferencing technology.

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

Mixed-Signal Integrated Circuit Technology.  This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface.  Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.  Our mixed-signal technology consists of a broad portfolio of circuit expertise in areas such as the following:

•	precision capacitance measurement;
•	power management (switching converters, charge pumps, and Low-dropout regulators, or LDOs);
•	analog-to-digital and digital-to-analog converters;
•	LCD source and VCOM drivers;
•	high-speed serial interfaces;
•	display timing controllers, or TCONs;
•	DDICs;
•	electromagnetic emissions suppression and susceptibility hardening;
•	SRAM, DRAM, and non-volatile memories;
•	VLSI digital circuits with multiple clock and power domains; and
•	communications and signal processing circuits.

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

Proprietary Microcontroller Technology.  One example of multi-touch technology is our proprietary 16-bit microcontroller core that is embedded in the digital portion of our mixed signal ASIC, which is allowing us to optimize our ASIC for position sensing tasks.  Our embedded microcontroller provides great flexibility in customizing our products via firmware, which eliminates the need to design new circuitry for each new application.

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

Capacitive Fingerprint Sensing Technology.  Our fingerprint sensing technology simplifies the system or application authentication process by substituting the user’s fingerprint for the login name and password. Our capacitive fingerprint sensing technology provides for fingerprint authentication by scanning and matching an image of a user’s fingerprint, as well as initial fingerprint enrollment.  Our sensing technology also incorporates spoof detection and includes many implementation choices including back of phone, button integration, touchpad integration, and under glass.

Voice and Audio Technology.  This technology allows us to develop human interface and communication products based on voice and audio interaction.  The technology embodies a broad range of analog and mixed signal circuits expertise and audio signal processing algorithms, including:

•	Noise suppression;
•	Acoustic echo cancellation;
•	De-reverberation;
•	Active noise cancellation;
•	Speaker protection;
•	Audio post processing;
•	Voice activity detection;
•	Trigger word detection;
•	Mid-field and far-field voice processing;
•	Audio digital signal processor architecture;

•	Audio codecs;
•	USB interfaces;
•	High performance audio analog-to-digital converters, or ADCs, and digital-to-analog converters, or DACs;
•	Audio amplifiers;
•	Efficient charge pumps and LDOs;
•	Low power audio processing;
•	Product acoustic design.

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

Deep Learning and Neural Network Inferencing Technology.  This technology allows us to create and train deep neural networks for audio, image processing, and computer vision functions.  Some of our products contain hardware designed to evaluate deep neural networks securely and with low latency.  We also have technology that allows us to compress our trained neural networks for more efficient inferencing on our hardware.

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

As of the end of fiscal 2019, we employed 1,401 people in our technology, engineering, and product design functions in the United States, China, Taiwan, Japan, India, Korea, Armenia, and Hong Kong.  Our research and development expenses were $341.1 million, $363.2 million, and $292.3 million for fiscal 2019, 2018, and 2017, respectively.

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

As of June 30, 2019, we held 1,875 active patents and 897 pending patent applications worldwide.  Collectively, these patents and patent applications cover various aspects of our key technologies, including those for fingerprint sensors, touch controllers, display driver ICs, integrated touch and display controllers, touchpad, far-field voice DSPs, audio codec, multimedia processors and image processors.  Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

Our extensive array of technologies include those related to ICs, firmware, software, and mechanical hardware.  Our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products.  Furthermore, the lengths of our customers’ design cycles and the customizations required within the products we provide to our customers also serve to protect our intellectual property rights.

Customers

Our customers include many of the world’s largest mobile and PC OEMs, based on unit shipments, as well as many large IoT OEMS, automotive manufacturers and a variety of consumer electronics manufacturers.  Our demonstrated track record of technological leadership, design innovation, product performance, cost effectiveness, and on-time deliveries have resulted in our leadership position in providing human interface semiconductor product solutions.  We believe our strong relationship with our OEM customers, many of which are also currently developing product solutions which are focused in several of our target markets, will continue to position us as a source of supply for their product offerings.

Our leading OEM customers in fiscal 2019 included the following:

• Dell • Ford • Google	• Nikon • Oppo Mobile • Samsung
• Hewlett-Packard	• Sony
• Huawei	• Technicolor
• Lenovo	• Vivo
• LG Electronics	• Xiaomi

We generally supply custom-designed products to OEMs through their contract manufacturers, supply chain or distributors. Sales to Sanshin Electronics Co., Ltd., Shenzhen Wisewheel Electronics Co., Ltd., and Worldshine Technology Ltd. accounted for 15%, 14%, and 10%, respectively, of our net revenue in fiscal 2019.

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

As of the end of fiscal 2019, we employed 246 sales and marketing professionals.  We maintain customer support offices domestically and internationally, which are located in the United States, Taiwan, China, India, Korea, Japan, and Europe.  In addition, we utilize value-added resellers and sales distributors which are primarily located in America, China, Korea and Taiwan.

International sales constituted over 86% of our revenue for each of fiscal 2019, 2018, and 2017. Approximately 78% of our sales in fiscal 2019 were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with Note 12 Segment, Customers, and Geographic Information to the consolidated financial statements contained elsewhere in this report.

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

Backlog

As of the end of fiscal 2019, we had a backlog of orders of $277.0 million, an increase of $9.7 million compared with a backlog of orders as of the end of fiscal 2018 of $267.3 million.  The increase in backlog is primarily due to slightly higher average selling prices of products ordered in backlog in all of our businesses, partially offset by a lower number of units in backlog for products ordered by customers at the end of fiscal 2019 than those ordered at the end of fiscal 2018.  Our backlog consists of products for which purchase orders have been received and are scheduled for shipment in the subsequent quarter.  Most orders are subject to rescheduling or cancellation with limited penalties.  Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Competition

PC and Mobile

Our touch, display and fingerprint-based semiconductor products are sold into markets for mobile product applications, PC product applications, automobile applications and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Goodix, Melfas, Samsung LSI, Solomon Systech, STMicroelectronics and various other companies involved in human interface semiconductor product solutions.  Our principal competitor in the sale of notebook touch pads are Elan Microelectronics and Goodix.  Our principal competitors in the sale of display driver products and TDDI products for the mobile and PC product applications markets include Focaltech, Himax Technologies, Novatek Microelectronics, Samsung LSI and SiliconWorks.  Our principal competitors in the sale of fingerprint authentication solutions for PC product applications markets are Egis Technology, Elan Microelectronics, Fingerprint Cards and Goodix.

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

We provide voice processing silicon and software solutions for voice-enabled devices, consumer and commercial imaging, and next-generation audio applications. In addition to our voice solutions, we support the headphone and virtual reality/mixed reality head mounted display industry with USB-C codec solutions for next generation wireless audio devices and wearables. Our competitors in the sale of audio products include BES Technic, Cirrus Logic, Qualcomm, Realtek, and STMicroelectronics. Our automotive products include touch, display driver and fingerprint solutions for major automotive OEMs.  Our principal competitors for these products include Cypress, Focaltech, Goodix, Himax and Microchip.  Our IoT interface products are sold into PC and smartphone docks and wireless adapter market applications. Our principal competitors in the sale of IoT interface products are Megachips and Realtek.  We provide fax, modem and print silicon and software solutions for printers, POS and medical applications. Our principal competitors in these markets are Silicon Labs, Broadcom and QBit.

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

Employees

As of the end of fiscal 2019, we employed a total of 1,861 persons, including 214 in operations, finance, and administration; 246 in sales and marketing; and 1,401 in research and development.  Of these employees, 586 were located in North America and 1,275 in Asia/Pacific and the rest of the world. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of August 19, 2019:

Name	Age	Position
Michael Hurlston	52	President and Chief Executive Officer
Kermit Nolan	59	Chief Accounting Officer and Interim Chief Financial Officer
Saleel Awsare	54	Senior Vice President and General Manager, IoT Division, Corporate Marketing & Investor Relations
Shawn Liu	55	Senior Vice President and General Manager, PC Division
Richard Lu	40	Senior Vice President and General Manager, Mobile and Automotive Division
John McFarland	52	Senior Vice President, General Counsel and Secretary
Alex Wong	64	Senior Vice President, Worldwide Operations

Michael Hurlston has been the President and Chief Executive Officer of our Company since August 19, 2019. Prior to joining our company, Mr. Hurlston served as the Chief Executive Officer and a member of the Board of Directors of Finisar Corporation from January 2018 to August 2019. Prior to joining Finisar, he served as Senior Vice President and General Manager of the Mobile Connectivity Products/Wireless Communications and Connectivity Division and held senior leadership positions in sales, marketing and general management at Broadcom Limited and its predecessor corporation from November 2001 through October 2017. Prior to joining Broadcom in 2001, Mr. Hurlston held senior marketing and engineering positions at Oren Semiconductor, Inc., Avasem, Integrated Circuit Systems, Micro Power Systems, Exar and IC Works from 1991 until 2001. Mr. Hurlston is a member of the board of directors of Ubiquiti Networks, Inc. and Vilynx Inc. Mr. Hurlston holds a Bachelor of Science and a Master of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of California, Davis.

Kermit Nolan has been the Chief Accounting Officer and Interim Chief Financial Officer of our company since February 2019. Mr. Nolan joined the company in March 2004 and has served in various accounting, tax and finance roles including most recently as Vice President of Finance and Corporate Controller. Prior to joining our company, Mr. Nolan worked in various tax and accounting positions at two public companies including Hello Direct (acquired by GN Netcom in November 2000), and Inmac (acquired by MicroWarehouse in January 1996). Mr. Nolan began his career in accounting with KPMG, formerly, Peat, Marwick, Mitchell and Co. Mr. Nolan holds a Bachelor of Science degree in Accounting from San Jose State University.

Saleel Awsare has been the Senior Vice President and General Manager of our IoT Division since April 2019 and the Senior Vice President of Corporate Marketing & Investor Relations since December 2018. Before joining our company as Corporate Vice President and General Manager of Audio & Imaging Products, he was President of Conexant Systems, LLC (“Conexant”) from March 2016 to July 2017, and Senior Vice President & General Manager of Audio & Imaging from April 2012 to March 2016.  Synaptics acquired Conexant in July 2017. Mr. Awsare served as President of Nuvoton Technology Corporation's U.S. operations and General Manager of Nuvoton’s audio and voice divisions from December 2008 to March 2012. Prior to Nuvoton, Mr. Awsare was the Executive Vice President and General Manager of mixed signal products for Winbond Electronics Corporation America. Before Winbond, Mr. Awsare was a director of engineering for Information Storage Devices. Mr. Awsare is a member of the Board of Directors, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of Sigma Designs, Inc. and a member of the Board of Trustees of Stevens Institute of Technology. Mr Awsare holds a Bachelor of Science in Electrical Engineering from Stevens Institute of Technology and a Master of Science in Engineering Management from Santa Clara University.

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

Richard Lu has been the Senior Vice President and General Manager of the Mobile and Automotive Division of our company since December 2018. Prior to joining our company, Mr. Lu was Vice President and General Manager of the Mobile Solutions Division at Fairchild Semiconductor from February 2013 to September 2016 and Vice President and General Manager of the Mobile, Computing, and Cloud Division at ON Semiconductor from September 2016 to December 2018, after ON Semiconductor’s acquisition of Fairchild Semiconductor. Prior to Fairchild, Mr. Lu held design engineering and design management positions at Maxim Integrated and Analog Devices Inc. Mr. Lu holds a Bachelor of Science and a Master of Science degrees in Electrical Engineering from the University of California, Berkeley.

John McFarland has been the Senior Vice President, General Counsel and Secretary of our company since November 2013.  Prior to joining our company, Mr. McFarland served for nine years as the Executive Vice President, General Counsel and Secretary of MagnaChip Semiconductor. Mr. McFarland spent his early career at law firms in Palo Alto, California, and Seoul, Korea. Mr. McFarland holds a Bachelor of Arts degree in Asian Studies, conferred with highest distinction from the University of Michigan, and a Juris Doctor degree from the University of California, Los Angeles, School of Law.

Alex Wong has been the Senior Vice President of Worldwide Operations of our company since July 2010.  Mr. Wong served as the Principal Executive Officer of our Company from March 2019 to August 2019, and Vice President of Worldwide Operations of our company from September 2006 to July 2010. From 2003 to 2006, Mr. Wong served our company as Managing Director of Hong Kong and Director of Operations.  Prior to joining our company, Mr. Wong held various management positions with National Semiconductor Corporation, including General Manager for National Joint Ventures in China and Hong Kong and Director of Corporate Business Development.  Mr. Wong holds a Bachelor of Science degree in Computer Science from California State University at Northridge and a Master’s degree in Business Administration from the University of East Asia, Macau.

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

Net revenue from our human interface solutions for mobile product applications, particularly smartphones, has been volatile in the past, and may not increase or be less volatile in the future.  Net revenue from our human interface solutions for mobile product applications was $900.1 million for fiscal 2019, $1,021.0 million for fiscal 2018, and $1,406.0 million for fiscal 2017.  Our human interface business for mobile product applications faces many uncertainties, including our success in enhancing our position in evolving markets dominated by a limited number of OEMs, and market acceptance of our products over competitive or lower-cost solutions. Our inability to address these uncertainties successfully would negatively affect our business.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected.  Sales to Sanshin Electronics Co., Ltd., Shenzhen Wisewheel Electronics Co., Ltd. and Worldshine Technology Ltd. accounted for 10% or more of our net revenue in fiscal 2019.  During fiscal 2019, we had two OEM customers that integrated our products into their mobile products representing approximately 24% and 18% of our revenue and one OEM customer that integrated our products into their PC products that represented approximately 11% of our revenue; we sold to these customers primarily indirectly through multiple distributors.  Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition and business.

We sell to contract manufacturers that serve our OEM customers.  Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and operating results.  The adverse effect could be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for our solutions with new customers.  Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer.  Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

We must maintain our relationships with our existing customers, particularly with leading notebook computer, smartphone and tablet OEMs, and expand our relationships with IoT OEMs. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay, subject to certain limitations.  In order to meet the expectations of our customers, we must provide innovative human interface solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals.  If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

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

We provide human interface solutions that are incorporated by OEMs into the products they sell.  OEMs make the determination during their product development programs whether to incorporate our solutions or pursue other alternatives.  This process requires us to make significant investments of time and resources in the design of human interface solutions for our OEMs’ products well before our customers introduce their products incorporating our interface solutions into the market, and before we can be sure that we will generate any significant sales to our customers or even recover our investment.  During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements, or that our products will be replaced by competitive products or alternative technological solutions.  Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts.  The occurrence of any of these events could cause sales to not materialize, be deferred, or be cancelled, which could adversely affect our operating results.

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

Any movement away from high-quality, custom-designed, feature-rich human interface solutions to lower priced alternatives would adversely affect our business.  Some of our competitors, particularly in the markets for mobile product applications and other electronic devices, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them greater competitive advantages.  As a result, they may be able to devote greater resources to the promotion and sale of products, negotiate lower prices for raw materials and components, deliver competitive products at lower prices, and introduce new product solutions and respond to customer requirements more quickly than we can.  Our competitive position could suffer if one or more of our customers determine not to utilize our custom engineered, total solutions approach and instead, decide to design and manufacture their own interfaces, contract with our competitors, or use alternative technologies.

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

We operate in rapidly changing, highly competitive markets.  Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions.  Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets.  Therefore, we will be required to expend substantial funds for and commit significant resources to enhancing and developing new technology, which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential human interface solutions.

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

Changes to import, export and economic sanction laws may expose us to liability, increase our costs and adversely affect our operating results.

As a global company headquartered in the U.S., we are subject to U.S. laws and regulations, including import, export and economic sanction laws. These laws may include prohibitions on the sale or supply of certain products to embargoed or sanctioned countries, regions, governments, persons and entities, may require an export license prior to the export of the controlled item, or may otherwise limit and restrict the export of certain products and technologies.  Many of our customers, suppliers and contract manufacturers are foreign companies or have significant foreign operations. The imposition of new or additional economic and trade sanctions against our major customers, suppliers or contract manufacturers could result in our inability to sell to, and generate revenue from such customer, supplier or contract manufacturer. As a result of restrictive export laws, our customers may also develop their own solutions to replace our products or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could material and adversely affect our business and results of operations.

In addition, compliance with additional export regulations may result in increased costs to the company. Although we have an export compliance program, maintaining and adapting our export controls program to new and shifting regulations is expensive, time-consuming and requires significant management attention. Failure to comply with trade or economic sanctions could subject the company to legal liabilities and fines from the U.S. government. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the recent past, there is a significant risk that they could do so in the future, which would materially and adversely affect our business and results of operations.

Changes to international trade policy and rising concerns of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia.  The imposition of tariffs against foreign imports of certain materials could make it more difficult or expensive for us or our OEMs to obtain sufficient quantities of components and other materials necessary for the production of our products or products which incorporate our human interface product solutions.  Any interruptions to supply could result in delay or cancellation of our products, which could adversely affect our business and operating results.

In addition, the institution of trade tariffs both globally and between the U.S. and China carry the risk that China’s overall economic condition may be negatively affected, which could affect our China operations, including the manufacturing operations on which we rely in China. Further, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or to our OEMs selling to customers in China, which could impact our business, revenue and operating results.

International sales and manufacturing risks could adversely affect our operating results.

Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by contract manufacturers and semiconductor fabricators.  We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in Armenia, China, Denmark, India, Japan, Korea, Switzerland, and Taiwan.  These international operations expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

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

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2019, approximately 11% of our costs were denominated in non-U.S. currencies, including Armenian dram, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

The failure to manage our planned growth effectively could strain our resources, which would impede our ability to increase revenue.  We have increased the number of our human interface solutions in the past and may plan to further expand the number and diversity of our solutions and their use in the future.  Our ability to manage our planned diversification and growth effectively will require us to:

•	successfully hire, train, retain, and motivate additional employees, including employees outside the United States;
•	efficiently plan, expand or cost-effectively reduce our facilities to meet headcount requirements;
•	enhance our global operational, financial, and management infrastructure; and
•	expand our development and production capacity.

In connection with the expansion and diversification of our product and customer base, we may increase our personnel and make other expenditures to meet demand for our expanding product offerings, including offerings in the mobile product applications market, the PC applications market, and the IoT market.  Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability.  Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our contract manufacturers.  An inability to quickly expand our development, design or production capacity or an inability of our third-party manufacturers to quickly expand development, design or production capacity to meet this customer demand could result in a decrease to our revenue or operating results. If we cannot manage our growth effectively, our business and operating results could suffer.

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and other key personnel.  The competition for qualified management and key personnel, especially engineers, is intense.  Although we maintain nondisclosure covenants with most of our key personnel, and our key executives have change of control severance agreements, we do not have employment agreements with many of them.  The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

If we are unable to obtain stockholder approval of share-based compensation award programs or additional shares for such programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or may be required to increase the cash element of our compensation program.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel. Our success depends on our continued ability to use our share-based compensation programs to effectively compete for engineering and other technical personnel and professional talent without significantly increasing cash compensation costs.  In the future, if we are unable to obtain stockholder approval of our share-based compensation programs or additional shares for such programs, we could be at a competitive disadvantage in the marketplace for qualified personnel or we may be required to increase the cash elements of our compensation program to account for this disadvantage.

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

We cannot be certain that our technologies and products do not and will not infringe issued patents or other third party proprietary rights.  Any claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us.  We may also have to pay substantial damages to third parties, or indemnify customers or licensees for damages they suffer if the products they purchase from us or the technology they license from us violates any third party intellectual property rights. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses to use such third-party technology could prevent us from manufacturing, using, or selling certain of our products, and there is no guarantee that we will be able to develop or acquire alternate non-infringing technology.

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

From time to time, we may seek additional equity or debt financing to provide for funds required to expand our business, including through acquisitions.  We cannot predict the timing or amount of any such requirements at this time.  If such financing is not available to us on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer.  If obtained, the financing itself carries risks including the following:  (i) debt financing increases expenses and must be repaid regardless of operating results; and (ii) equity financing, including the issuance of convertible notes or additional shares in connection with acquisitions, could result in dilution to existing stockholders and could adversely affect the price of our common stock.

Transactions relating to our Convertible Notes may dilute the ownership interest of our stockholders, or may otherwise depress the price of our common stock.

The conversion of some or all of our outstanding 0.50% Convertible Senior Notes due 2022 (the “Notes”) would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any such notes.  If the Notes become convertible under the terms of the indenture, and if holders subsequently elect to convert their notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions. Additionally, anticipated conversion of such notes into shares of our common stock could depress the price of our common stock. Please see Note 6 Debt to the consolidated financial statements contained elsewhere in this report for more information about our Notes.

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement, the Notes, and other indebtedness we may incur from time to time.

On June 26, 2017, we completed the offering of the Notes in the aggregate principal amount of $525.0 million, of which $220.0 million of the net proceeds were used to repay the amounts outstanding under our credit agreement (which we refer to herein, as amended and supplemented, as the “Credit Agreement”) with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders, with a corresponding reduction of revolver commitments under the Credit Agreement to $250.0 million, none of which was outstanding as of June 30, 2019.  We are permitted under the indenture governing our Notes and the Credit Agreement to incur additional debt under certain conditions, including additional secured debt.  If new debt were to be incurred in the future, the related risks that we now face could intensify.

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the debt that we may incur under the Credit Agreement;
•	the LIBOR index is expected to be discontinued at the end of 2021 and the replacement rate could be more volatile or more costly, resulting in a higher cost of borrowing under our Credit Agreement;
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

In May 2008, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, 470-20, Debt with Conversion and Other Options. Under ASC 470-20, companies are required to separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component of our Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, under certain circumstances, the convertible debt instruments that may be settled entirely or partially in cash will be accounted for utilizing the treasury stock method beginning in the first quarter of fiscal 2018, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

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

We are subject to rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, which requires us to include in our quarterly and annual reports on Forms 10-Q and 10-K, our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting.  We have concluded that our internal control over financial reporting is effective, however, we need to maintain our existing processes and systems and incorporate and adapt to new or improved processes and systems as our business grows and changes, including in connection with planned acquisitions. This continuous process of maintaining and adapting our internal controls and complying with SOX is expensive, time-consuming and requires significant management attention. We cannot be certain that we will be able to maintain adequate and effective internal controls over our, and our acquired companies’ financial processes and reporting and ensure compliance with SOX and SEC rules. Further, as we grow our company, including through acquisitions, our internal controls may become more complex and may require significantly more resources to ensure they remain effective.  Failure to comply with SOX and SEC rules, including a delay in or failure to successfully integrate new businesses into our internal control over financial reporting, a failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could harm our operating results or cause us to not meet our reporting obligations. If we or our auditors identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. Remediation of a material weakness could require us to incur significant expense and expend significant management attention.  Failure to remedy any material weakness could result in inaccurate financial statements, an inability for the company to report our financial results on a timely and accurate basis, a loss in investor confidence, decline in the trading price of our common stock, restriction on access to worldwide capital markets, and sanctions or investigation by regulatory authorities, including the SEC or the NASDAQ Global Select Market.

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

In connection with our acquisition in July 2017 of Conexant, we agreed to assume certain environmental liabilities, including remediation of environmental impacts at a property formerly owned and operated by Conexant (the “Conexant Site”) and for potential future claims alleging personal injury or property damage related to the environmental impacts at and about the Conexant Site. We continue to incur costs to investigate and remediate the Conexant Site’s environmental impacts, and we are at risk for future personal injury and property damage claims related to the Conexant Site.  Various federal, state and local authorities regulate the release of hazardous substances into the environment and can impose substantial fines if our remediation efforts at or about the Conexant Site fail or are deemed inadequate.  In addition, changes in laws, regulations and enforcement policies, the discovery of previously unknown contamination at the Conexant Site, the implementation of new technology at the Conexant Site, or the establishment or imposition of stricter federal, state, or local cleanup standards or requirements with respect to the Conexant Site could require us to incur additional costs in the future that could have a negative effect on our financial condition or results of operations.

We face risks associated with security breaches or cyber-attacks.

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company, our employees and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following: liability for stolen assets or information; fines imposed on us by governmental authorities for failure to comply with privacy laws or for disclosure of any personally identifiable information as a part of such attack; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; and expenses to rectify the consequences of the security breach or cyber-attack.  In addition, any compromise of security from a security breach or cyber-attack could deter customers or business partners from entering into transactions that involve providing confidential information to us.  As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

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
•

general financial market conditions or occurrences, including market volatility resulting from geopolitical risks, and rivalries, acts of war, terrorist attacks, cybersecurity attacks, financial market technological glitches and interruptions of trading activity.

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

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we own and utilize approximately 210,000 square feet of facilities.  We also have research and development functions in leased offices in California, Georgia and Texas.  Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions.  We have leased facilities with logistics operations in Hong Kong and Japan, leased facilities with sales and support operations in China, Denmark, Hong Kong, Japan, Korea, Switzerland and Taiwan, and leased facilities with engineering design support operations in Armenia, China, India, Japan, Korea, Switzerland, Taiwan and California, U.S.

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

Stockholders

As of August 19, 2019, there were approximately 133 holders of record of our common stock.  The closing price of our common stock as quoted on the NASDAQ Global Select Market as of August 19, 2019 was $34.68.

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

Issuer Purchases of Equity Securities

From April 2005 through August 2019, our Board of Directors cumulatively authorized $1.4 billion for our common stock repurchase program, which expires in July 2021 (which includes the August 2019 authorization by the Board of Directors of up to an additional $100 million of our common stock and extended the expiration date by two years). Subsequent to the end of our fiscal 2019, we purchased 555,663 shares of our common stock for $17.0 million. The remaining amount authorized for repurchase under our stock repurchase program was $190.6 million as of August 5, 2019.  During the three-month period ended June 30, 2019, repurchases under the stock repurchase program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 31, 2019 - April 27, 2019	—		—	$148,792,320
April 28, 2019 - May 25, 2019	320,000	$30.16	320,000	139,141,747
May 26, 2019 - June 29, 2019	1,124,337	28.06	1,124,337	107,595,953
Total	1,444,337

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 30, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index (iii) the Philadelphia Semiconductor Index and (iv) the S&P Semiconductor Select Industry Index.  The graph assumes an investment of $100 on June 30, 2014.  The calculations of cumulative stockholder return on the Nasdaq Composite Index, the Philadelphia Semiconductor Index (PHLX), and the S&P Semiconductor Select Industry Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index, The PHLX Semiconductor Index, and The S&P Semiconductor Select Industry Index

$230
$180
$130
$80
$30
6/14
6/15
6/16
6/17
6/18
6/19
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

The following table presents selected financial data for each fiscal year in the five-year period ended June 30, 2019.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2018 was a 53-week period and all other fiscal years presented were 52-week periods. Our past results of operations are not necessarily indicative of our future results of operations.  You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$1,472.2	$1,630.3	$1,718.2	$1,666.9	$1,703.0
Cost of revenue	975.1	1,150.2	1,194.6	1,085.4	1,124.3
Gross margin	497.1	480.1	523.6	581.5	578.7
Operating expenses:
Research and development	341.1	363.2	292.3	311.2	293.2
Selling, general, and administrative	130.4	154.0	137.6	161.7	127.9
Acquired intangibles amortization	11.7	12.8	11.7	18.6	14.2
Impairment of acquired intangibles	—	—	—	6.7	—
Change in contingent consideration	—	—	—	(0.5)	(18.8)
Restructuring costs	17.7	12.0	7.3	8.6	—
Retention costs	2.5	—	—	—	—
Litigation settlement charge	—	—	10.0	—	—
Total operating expenses	503.4	542.0	458.9	506.3	416.5
Operating income/(loss)	(6.3)	(61.9)	64.7	75.2	162.2
Interest income	3.9	2.3	0.7	3.1	1.6
Interest expense	(21.2)	(22.2)	(6.0)	(4.8)	(3.8)
Impairment recovery on investments, net	2.8	—	1.9	2.1	0.2
Income/(loss) before provision for income taxes and equity investment loss	(20.8)	(81.8)	61.3	75.6	160.2
Provision for income taxes	0.3	40.5	12.2	3.4	49.8
Equity investment loss	(1.8)	(1.8)	(0.3)	—	—
Net income/(loss)	$(22.9)	$(124.1)	$48.8	$72.2	$110.4

Net income/(loss) per share:
Basic	$(0.66)	$(3.63)	$1.40	$1.97	$2.99
Diluted	$(0.66)	$(3.63)	$1.37	$1.91	$2.84
Shares used in computing net income/(loss) per share:
Basic	34.6	34.2	34.8	36.6	36.9
Diluted	34.6	34.2	35.6	37.9	38.9

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$327.8	$301.0	$367.8	$352.2	$399.9
Working capital	477.2	455.7	481.6	429.3	469.3
Total assets	1,409.8	1,499.8	1,266.7	1,300.2	1,519.4
Long-term debt	—	—	202.0	216.7	231.1
Convertible notes, net	468.3	450.7	—	—	—
Treasury shares, at cost	1,192.4	1,073.9	980.3	892.3	651.7
Total stockholders' equity	657.3	729.3	740.2	705.0	793.1

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

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions.  Our net revenue decreased from $1,703.0 million for fiscal 2015 to $1,472.2 million for fiscal 2019.  For fiscal 2015, we derived 15.3% of our net revenue from the PC market and 84.7% of our net revenue from the mobile product applications market.  For fiscal 2019, revenue from the PC market accounted for 17.6% of our net revenue, revenue from the mobile product applications market accounted for 61.1% of our net revenue, and revenue from the IoT product applications market accounted for 21.3% of our net revenue.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories.  This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements.  We provide our contract manufacturers with six-month rolling forecasts and issue purchase orders based on our anticipated requirements for the next 90 days.  However, we do not have long-term supply contracts with most of our contract manufacturers.  We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products.  Our cost of revenue includes all costs associated with the production of our products, including materials, logistics, amortization of intangibles related to acquired developed technology, backlog, and supplier arrangements, manufacturing, assembly, and test costs paid to third-party manufacturers, and related overhead costs associated with our indirect manufacturing operations personnel.  Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value to cost of revenue.

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

Retention costs reflect the cost associated with retention agreements entered into with key employees designed to ensure their continued commitment to the support and management of the operations of the company during the transition to new executive leadership.  The retention period for employees covered under the retention program continues through November 2020.

The litigation settlement charge reflects costs recorded in connection with certain legal proceedings discussed under Note 7 Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

Equity investment loss includes amortization of intangible assets reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd. See Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report.

Acquisitions and Financing Activities

On June 11, 2017, we entered into a stock purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC (the “Conexant Acquisition”). The Conexant Acquisition was intended to increase our presence in the smart home market and increase opportunities to grow revenue. Effective July 25, 2017, or the Closing Date, we completed the Conexant Acquisition.  The results of Conexant are included in our consolidated financial statements for the period from July 25, 2017 through June 30, 2018.  For further discussion of the Conexant Acquisition, see Note 4 Acquisitions to the consolidated financial statements contained elsewhere in this report.

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the multimedia solutions business of Marvell (the “Marvell Business Acquisition”). The Marvell Business Acquisition was also intended to increase our presence in the smart home market and increase opportunities to grow revenue. Effective September 8, 2017, we completed the Marvell Business Acquisition. The results of Marvell are included in our consolidated financial statements for the period from September 8, 2017 through June 30, 2018.  For further discussion of the Marvell Business Acquisition, see Note 4 Acquisitions to the consolidated financial statements contained elsewhere in this report.

On June 20, 2017, we entered into a purchase agreement (the “Purchase Agreement”) with Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (collectively, the “Initial Purchasers”), pursuant to which we issued and sold, and the Initial Purchasers purchased, $500 million aggregate principal amount of the Company’s 0.50% Convertible Senior Notes due 2022 (the “Notes”) in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds from the offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $514.5 million, which includes proceeds from the exercise of the Initial Purchasers’ option to purchase additional Notes. The offering was completed on June 26, 2017.  See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, and contingencies.  We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the new revenue standard and are shown as customer obligations within Other Accrued Liabilities as disclosed in Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration.  When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets.  In limited circumstances, we enter into volume based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We classify shipping and handling costs as a cost of revenue.  We account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the selling, general and administrative expense line item in the consolidated statements of operations) are expensed when the product is shipped because such commissions are owed after shipment.

Inventory

We state our inventories at the lower of cost or net realizable value.  We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions.  Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories.  On an ongoing basis, we review for estimated excess, obsolete or unmarketable inventories and write down our inventories to their net realizable value based on our forecasts of future demand and market conditions.  If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required.  The following factors influence our estimates: changes to or cancellations of customer orders, unexpected or sudden decline in demand, rapid product improvements, technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

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

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2019 and 2018 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2019 (1)	2018 (1)	$ Change	% Change
Mobile product applications	$900.1	$1,021.0	$(120.9)	(11.8%)
PC product applications	258.9	257.8	1.1	0.4%
IoT product applications	313.2	351.5	(38.3)	(10.9%)
Net revenue	1,472.2	1,630.3	(158.1)	(9.7%)
Gross margin	497.1	480.1	17.0	3.5%
Operating expenses:
Research and development	341.1	363.2	(22.1)	(6.1%)
Selling, general, and administrative	130.4	154.0	(23.6)	(15.3%)
Acquired intangibles amortization	11.7	12.8	(1.1)	(8.6%)
Restructuring costs	17.7	12.0	5.7	47.5%
Retention costs	2.5	—	2.5	0.0%
Operating loss	(6.3)	(61.9)	55.6	(89.8%)
Interest and other income, net	3.9	2.3	1.6	69.6%
Interest expense	(21.2)	(22.2)	1.0	(4.5%)
Impairment recovery on investments, net	2.8	—	2.8
Loss before provision for income taxes	(20.8)	(81.8)	61.0	(74.6%)
Provision for income taxes	0.3	40.5	(40.2)	(99.3%)
Equity investment loss	(1.8)	(1.8)	—	0.0%
Net loss	$(22.9)	$(124.1)	$101.2	(81.5%)

(1)

Includes the post-acquisition results of operations from Conexant, acquired on July 25, 2017, and the multimedia solutions business of Marvell, acquired on September 8, 2017 (see Note 4 Acquisitions to the consolidated financial statements contained elsewhere in this report).

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2019 and 2018:

			Percentage
			Point
			Increase
	2019 (1)	2018 (1)	(Decrease)
Mobile product applications	61.1%	62.6%	(1.5%)
PC product applications	17.6%	15.8%	1.8%
IoT product applications	21.3%	21.6%	(0.3%)
Net revenue	100.0%	100.0%
Gross margin	33.8%	29.4%	4.4%

Operating expenses:
Research and development	23.2%	22.3%	0.9%
Selling, general, and administrative	8.9%	9.4%	(0.5%)
Acquired intangibles amortization	0.8%	0.8%	0.0%
Restructuring costs	1.2%	0.7%	0.5%
Retention costs	0.2%	0.0%	0.2%
Operating loss	(0.4%)	(3.8%)	3.4%
Interest and other income, net	0.3%	0.1%	0.2%
Interest expense	(1.4%)	(1.4%)	0.0%
Impairment recovery on investments, net	0.2%	0.0%	0.2%
Loss before provision for income taxes	(1.4%)	(5.0%)	3.6%
Provision for income taxes	0.0%	2.5%	(2.5%)
Equity investment loss	(0.1%)	(0.1%)	0.0%
Net loss	(1.6%)	(7.6%)	6.0%

(1)

Includes the post-acquisition results of operations from Conexant, acquired on July 25, 2017, and the multimedia solutions business of Marvell, acquired on September 8, 2017 (see Note 4 Acquisitions to the consolidated financial statements contained elsewhere in this report).

Fiscal 2019 Compared with Fiscal 2018

Net Revenue.

Net revenue was $1,472.2 million for fiscal 2019 compared with $1,630.3 million for fiscal 2018, a decrease of $158.1 million, or 9.7%.  Of our fiscal 2019 net revenue, $900.1 million, or 61.1%, of net revenue was from the mobile product applications market, $258.9 million, or 17.6%, of net revenue was from the PC product applications market, and $313.2 million, or 21.3%, of net revenue was from the IoT product applications market.  The overall decrease in net revenue for fiscal 2019 was attributable to a $120.9 million, or 11.8%, decrease in net revenue from mobile product applications and a decrease of $38.3 million, or 10.9% decrease, in net revenue from IoT product applications; partially offset by an increase of $1.1 million, or 0.4%, in net revenue from PC product applications.  The decrease in mobile product applications was driven by a decrease in the units sold (25.2% less units), partially offset by an increase in average selling prices (which increased 17.9%).  The decrease in net revenue from IoT product applications was primarily driven by a decrease in the units sold (1.5% less units) and a decrease in average selling prices (which decreased 9.6%).  The increase in net revenue from PC product applications was driven by an increase in average selling prices (which increased 20.9%), partially offset by a decrease in the units sold (17.0% less units).

Gross Margin.

Gross margin as a percentage of net revenue was 33.8%, or $497.1 million, for fiscal 2019 compared with 29.4%, or $480.1 million, for fiscal 2018.  The 440 basis point increase in gross margin was primarily due to a $38.6 million reduction of inventory fair value adjustments associated with the Conexant Acquisition and the Marvell Business Acquisition, an $8.4 million decrease in acquired intangibles amortization that was charged to cost of revenue during the year, and a favorable mix due primarily to IoT business products which have higher gross margins.

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

Operating Expenses.

Research and Development Expenses.  Research and development expenses decreased $22.1 million, to $341.1 million, for fiscal 2019 compared with fiscal 2018.  The decrease in research and development expenses primarily reflected (i) a $19.2 million decrease in employee compensation and employment-related costs, resulting from a 9.7% decrease in research and development headcount due to restructuring actions taken in fiscal 2019 to reduce costs; (ii) a $5.3 million decrease in supplies and project related costs; (iii) a $3.3 million decrease in infrastructure costs related to facilities; and (iv) a $2.3 million decrease in travel related costs, which was partially offset by a $7.1 million increase in software licensing and intellectual property costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $23.6 million, to $130.4 million, for fiscal 2019 compared with fiscal 2018.  The decrease in selling, general, and administrative expenses primarily reflected (i) a $15.6 million decrease in employee compensation and employment-related costs, resulting from a 8.6% decrease in selling, general, and administrative headcount due to restructuring actions taken in fiscal 2019 to reduce costs and the termination of our former Chief Executive Officer; (ii) a $5.1 million decrease in professional fees; and (iii) a $1.6 million, net, reversal of an accrual for payroll deposit penalties, which were previously accrued and have been reversed due to the completion of a payroll tax audit.

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See Note 5 Acquired Intangibles to the consolidated financial statements contained elsewhere in this report.

Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2019 were $17.7 million, which were due to restructuring plans implemented in the first and fourth quarters of fiscal 2019. The first quarter restructuring activities were completed in fiscal 2019.  The fourth quarter restructuring activities are expected to be complete in the first half of fiscal 2020. Restructuring costs incurred in fiscal 2018 were $12.0 million due to restructuring plans implemented and completed in fiscal 2018.  See Note 13 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Retention Costs. Retention costs include 18-month retention arrangements with key engineering and management employees. We expect the cost of the retention arrangements to continue through the second quarter of fiscal 2021.

Non-Operating Income.

Interest and Other Income, Net.  Interest and other income, net was $3.9 million for fiscal 2019 compared with $2.3 million for fiscal 2018.

Interest Expense.  Interest expense was $21.2 million and $22.2 million, in fiscal 2019 and fiscal 2018, respectively, which represents interest and amortization of debt issuance costs and discount on the $525.0 million convertible debt issued on June 26, 2017. See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Provision for Income Taxes.

As a result of the decrease in the U.S. tax rate from the comprehensive tax legislation enacted in December 2017 by the United States government, commonly known as the Tax Cuts and Jobs Act, our U.S. statutory tax rate is lower than tax rates in many foreign jurisdictions in which we operate. This resulted in an increase to our effective tax rate relating to foreign tax rate differential for our fiscal 2019. However, this was largely offset by the remeasurement and release of various uncertain tax positions. See Note 11 Income Taxes to the consolidated financial statements contained elsewhere in this report for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2019 and 2018.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.8 million to an increase of $3.0 million.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner that found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion to allow time for the reconstituted panel to confer on this appeal.  In June 2019, the reconstituted panel of the U.S. Ninth Circuit Court of appeals reversed the 2015 Tax Court decision. As our tax filing position is consistent with the treasury regulations, no adjustment to our financial statements is required. However, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Fiscal 2018 Compared with Fiscal 2017.

For discussion related to the results of operations and changes in financial condition for fiscal 2018 compared to fiscal 2017, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2018 Form 10-K, which was filed with the SEC on August 24, 2018.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 30, 2019.  The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, which are of a normal and recurring nature that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented.  Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in millions, except per share amounts) (unaudited)	June 2019	March 2019	December 2018	September 2018	June 2018	March 2018	December 2017	September 2017
Net revenue	$295.1	$334.0	$425.5	$417.6	$388.5	$394.0	$430.4	$417.4
Cost of revenue	204.7	218.0	275.7	276.7	260.9	271.1	315.2	303.0
Gross margin	90.4	116.0	149.8	140.9	127.6	122.9	115.2	114.4
Operating expenses:
Research and development	84.3	82.6	84.2	90.0	90.2	93.7	92.2	87.1
Selling, general, and administrative	26.7	34.2	35.6	33.9	38.4	37.9	37.4	40.3
Acquired intangibles amortization	2.9	3.0	2.9	2.9	4.3	1.4	3.0	4.1
Restructuring costs	7.3	—	2.1	8.3	3.4	2.2	6.6	(0.2)
Retention costs	2.5	—	—	—	—	—	—	—
Total operating expenses	123.7	119.8	124.8	135.1	136.3	135.2	139.2	131.3
Operating income/(loss)	(33.3)	(3.8)	25.0	5.8	(8.7)	(12.3)	(24.0)	(16.9)
Interest and other income, net	1.3	1.0	1.0	0.6	0.7	0.3	0.4	0.9
Interest expense	(5.3)	(5.3)	(5.3)	(5.3)	(5.2)	(5.0)	(5.1)	(6.9)
Impairment recovery on investments, net	—	—	—	2.8	—	—	—	—

Income/(loss) before income taxes	(37.3)	(8.1)	20.7	3.9	(13.2)	(17.0)	(28.7)	(22.9)
Provision/(benefit) for income taxes	8.4	(15.3)	7.5	(0.3)	(12.1)	(3.9)	53.3	3.2
Equity investment loss	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)	(0.6)	(0.4)	(0.4)
Net income/(loss)	(46.2)	6.7	12.8	3.8	$(1.5)	(13.7)	(82.4)	(26.5)

Net income/(loss) per share:
Basic	$(1.35)	$0.19	$0.37	$0.11	$(0.04)	$(0.40)	$(2.42)	$(0.79)
Diluted	$(1.35)	$0.19	$0.36	$0.11	$(0.04)	$(0.40)	$(2.42)	$(0.79)

Shares used in computing net income/(loss) per share:
Basic	34.3	34.4	34.5	35.1	34.9	34.5	34.1	33.5
Diluted	34.3	35.0	35.1	36.1	34.9	34.5	34.1	33.5

Liquidity and Capital Resources

Our cash and cash equivalents were $327.8 million as of the end of fiscal 2019 compared with $301.0 million as of the end of fiscal 2018, an increase of $26.8 million. This increase primarily reflected cash flows provided by operating activities of $154.2 million; partially offset by cash used in financing and investing activities, primarily related to $118.5 million used to repurchase shares of our common stock, $23.7 million used for the purchase of property and equipment, and $21.3 million in proceeds from issuance of shares. We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings.  As of June 30, 2019, $91.3 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities.  For fiscal 2019, the $154.2 million in net cash provided by operating activities was primarily attributable to net loss of $22.9 million plus adjustments for non-cash charges, including acquired intangibles amortization of $74.4 million, share-based compensation costs of $59.0 million, and depreciation and amortization of $35.6 million, as well as other non-cash adjustments of $0.1 million, and a net change in operating assets and liabilities of $8.0 million.  The net change in operating assets and liabilities related primarily to a $64.3 million decrease in accounts receivable, a $20.5 million increase in other accrued liabilities, a $4.9 million increase in accrued compensation, a $3.9 million decrease in other assets and a $3.6 million decrease in prepaid expenses and other current assets; partially offset by a  $55.8 million decrease in accounts payable, a $27.5 million increase in inventories and a $6.8 million decrease in acquisition related liabilities.  Our days sales outstanding increased from 67 days to 70 days from fiscal 2018 to fiscal 2019. Our inventory turns decreased to five in fiscal 2019 from seven in 2018.

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

Cash Flows from Investing Activities.  Net cash used in investing activities for fiscal 2019 and 2018 was $20.9 million and $438.5 million, respectively. Net cash used in investing activities for fiscal 2019 consisted primarily of $23.7 million used for the purchases of capital assets. Net cash used in investing activities for fiscal 2018 consisted of $396.7 million used for the acquisition of businesses, $34.1 million used for the purchase of capital assets and $7.7 million used to purchase intangible assets.

Cash Flows from Financing Activities.  Net cash used in financing activities for fiscal 2019 was $106.6 million and net cash provided by financing activities for fiscal 2018 was $226.7 million.  Our net cash used in financing activities for fiscal 2019 was primarily attributable to $118.5 million used to repurchase shares of our common stock in the open market and $9.4 million used for payroll taxes for DSUs; partially offset by $21.3 million of proceeds from issuance of shares. Our net cash provided by financing activities for fiscal 2018 was primarily attributable to $514.5 million of proceeds received for issuance of convertible debt, net, $32.3 million of proceeds from issuance of shares, partially offset by $220.0 million used for the payment of debt, $93.6 million used to repurchase shares of our common stock in the open market, and $5.4 million used for payroll taxes for DSUs.

For discussion related to the statement of cash flows for fiscal 2017, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2018 Form 10-K, which was filed with the SEC on August 24, 2018.

Common Stock Repurchase Program. In August 2019, our Board of Directors authorized the purchase of up to an additional $100.0 million of our common stock pursuant to our common stock repurchase program, bringing the cumulative authorized total amount under our common stock repurchase program to $1.4 billion, expiring in July 2021.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2019, we purchased 30,934,213 shares of our common stock in the open market for an aggregate cost of $1.2 billion.  As of August 5, 2019, we had $190.6 million remaining under our common stock repurchase program.

Convertible Debt. On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we issued and sold, and the Initial Purchasers purchased, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which included proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

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

The Notes will mature on June 15, 2022, or the Maturity Date, unless earlier repurchased, redeemed or converted.

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

Bank Credit Facility.

At the end of fiscal 2017, we had $220.0 million principal outstanding under our Credit Agreement consisting of $100.0 million under our revolving credit facility and $120.0 million under our term loan arrangement.  At the beginning of fiscal 2018, we issued $525.0 million principal amount of convertible senior notes and utilized a portion of the proceeds from our Notes to retire the outstanding principal and interest balances on our revolving credit facility and our term loan arrangement.  At the end of July 2017, we made an election to reduce the commitment under the revolving credit facility from $450.0 million to $250.0 million as we were able to complete the Conexant Acquisition with available cash.

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 30, 2019, there was no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  As of June 30, 2019, there was no balance outstanding under the revolving credit facility. The LIBOR index is expected to be discontinued the end of 2021.  Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as approved by the Administrative Agent, which is currently anticipated to be the Secured Overnight Financing Rate, or SOFR.

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

Liquidity and Capital Resources.  We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, available credit under the Credit Agreement and net proceeds from our Notes will be sufficient to meet our working capital and other cash requirements for at least the next 12 months, including our debt service obligations. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs related to protecting our intellectual property, sales and marketing activities, timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing, the costs of maintaining sufficient space for our expanding workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies.  Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2019 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years
Long-term debt (1)	$532.8	$2.6	$530.2	$—
Leases	11.9	7.4	4.1	0.4
Purchase obligations and other commitments (2)	61.8	49.4	12.4	—
Transition tax payable (3)	9.9	0.9	1.8	7.2
Total	$616.4	$60.3	$548.5	$7.6

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the tax amount for the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the Tax Cuts and Jobs Act, enacted into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $18.9 million.  As of June 30, 2019, we were unable to make a reasonably reliable estimate of when settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the Financial Accounting Standards Board established Topic 842, Leases (or Topic 842), by issuing an Accounting Standard Update (or ASU) on Leases. Topic 842 was subsequently amended by several ASUs. The new standard requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning in the first quarter of our fiscal 2020. The standard is required to be adopted using a modified retrospective approach and allows for the adoption of the standard to be applied at the beginning of the most recent fiscal year or at the beginning of the earliest year presented. We expect to adopt this ASU at the beginning of our fiscal 2020, on June 30, 2019. The new standard provides a number of optional practical expedients in transition and we expect to elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.  We also expect to elect the use-of-hindsight practical expedient, however, we do not expect to elect the practical expedient pertaining to land easements as it is not applicable to us.

We continue to evaluate the potential impact of adoption of this ASU on our consolidated financial statements and currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use (or ROU) assets and operating lease liabilities upon adoption of this standard. At adoption, we expect the primary financial statement impact will be the recognition of additional operating liabilities, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under noncancelable operating leases. Adoption of the standard is not expected to have a material impact on our results of operations or cash flows, but we do anticipate new disclosures about our lease activities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our total net revenue for fiscal 2019, 2018 and 2017 was denominated in U.S. dollars.  Costs denominated in foreign currencies were approximately 11%, 10% and 9% of our total costs for fiscal 2019, 2018 and 2017, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 7% and 4% of our accounts payable were denominated in foreign currencies at June 30, 2019 and 2018, respectively.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating loss before taxes by approximately $16.9 million for fiscal 2019, assuming no offsetting hedge positions.

Interest Rate Risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use our investment portfolio for trading or other speculative purposes.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2019.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, as of June 29, 2019, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for our Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework).

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 29, 2019.  The effectiveness of our internal control over financial reporting as of June 29, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected.  Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

There were no items requiring reporting on Form 8-K that were not reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Information about our Executive Officers.

We have adopted a code of ethics that applies to our chief executive officer, principal accounting officer, and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit Number	Exhibit

2.3#	Stock Purchase Agreement, dated June 11, 2017, by and among Synaptics Incorporated, Lakestar Semi, Inc., CNXT Holdings, Inc. and Conexant Systems, LLC (3)

3.1	Certificate of Incorporation (4)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (5)

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (6)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (7)

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant (8)

4.1	Form of Common Stock Certificate (9)

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee (10)

4.3	Form of 0.50% Convertible Senior Note due 2022 (11)

4.4	Description of registrant’s securities

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

10.3*	Synaptics Incorporated Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 30, 2018 (13)

10.6(a)*	Amended and Restated 2001 Incentive Compensation Plan (as amended through January 23, 2007) (14)

10.6(b)*	Form of grant agreements for Amended and Restated 2001 Incentive Compensation Plan (15)

10.6(c)*	Form of deferred stock award agreement for Amended and Restated 2001 Incentive Compensation Plan (16)

10.24(a)*	Amended and Restated 2010 Incentive Compensation Plan (17)

10.24(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (11)

10.24(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (18)

10.24(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (11)

10.24(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (19)

10.24(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan (19)

10.25(a)*	Amended and Restated 2010 Employee Stock Purchase Plan (2)

Exhibit Number	Exhibit

10.26*	Change of Control Severance Policy for Principal Executive Officers

10.27*	Severance Policy for Principal Executive Officers

10.28*	Form of Director and Officer Indemnification Agreement (20)

10.29*	Separation Agreement and Release dated November 15, 2018 between the registrant and Kevin Barber (21)

10.30*	Employment offer Letter, dated February 7, 2019 between the registrant and Kermit Nolan (22)

10.31*	Separation Agreement and Release dated April 22, 2019 between the registrant and Huibert Verhoeven

10.32*	Separation Agreement and Release dated May 11, 2019 between the registrant and Richard Bergman

10.33	Written Description of the Synaptics Incorporated Retention Program Adopted May 6, 2019

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registrant’s Form 8-K as filed with the SEC on November 12, 2013.
(2)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 22, 2014.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2017.
(4)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(5)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(9)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on June 26, 2017.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the SEC on August 18, 2017.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 2, 2017.
(13)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on November 1, 2018.
(14)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 8, 2007.
(15)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2003.
(16)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 7, 2006.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2016.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(19)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 8, 2018.
(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.
(21)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 7, 2019.
(22)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 9, 2019.

*	Indicates a contract with management or compensatory plan or arrangement.

#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted
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

SYNAPTICS INCORPORATED

Date: August 23, 2019	By:	/s/ Michael E. Hurlston
Michael E. Hurlston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Hurlston	President and Chief Executive Officer,	August 23, 2019
Michael E. Hurlston	and Director

/s/ Kermit Nolan	Corporate Vice President, Chief Accounting Officer	August 23, 2019
Kermit Nolan	and Interim Chief Financial Officer

/s/ Nelson C. Chan	Executive Chairman of the Board	August 23, 2019
Nelson C. Chan

/s/ Kiva A. Allgood	Director	August 23, 2019
Kiva A. Allgood

/s/ Jeffrey D. Buchanan	Director	August 23, 2019
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 23, 2019
Keith B. Geeslin

/s/ Russell J. Knittel	Director	August 23, 2019
Russell J. Knittel

/s/ Francis F. Lee	Director	August 23, 2019
Francis F. Lee

/s/ Richard L. Sanquini	Director	August 23, 2019
Richard L. Sanquini

/s/ James L. Whims	Director	August 23, 2019
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 29, 2019 and June 30, 2018, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2019, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting at item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Santa Clara, California

August 23, 2019

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$327.8	$301.0
Accounts receivable, net of allowances of $2.1 and $1.8 at June 2019 and 2018, respectively	230.0	289.1
Inventories	158.7	131.2
Prepaid expenses and other current assets	14.6	18.2
Total current assets	731.1	739.5
Property and equipment, net	103.0	117.8
Goodwill	372.8	372.8
Acquired intangibles, net	144.8	219.2
Non-current other assets	58.1	50.5
	$1,409.8	$1,499.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$98.3	$156.9
Accrued compensation	30.4	25.4
Income taxes payable	19.1	13.1
Acquisition-related liabilities	—	8.7
Other accrued liabilities	106.1	79.7
Total current liabilities	253.9	283.8

Convertible notes, net	468.3	450.7
Other long-term liabilities	30.3	36.0
Total liabilities	752.5	770.5

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 64,283,948 and 62,889,679 shares issued, and 33,349,735 and 35,249,803 shares outstanding, at June 2019 and 2018, respectively	0.1	0.1
Additional paid-in capital	1,266.1	1,195.2
Treasury stock: 30,934,213 and 27,639,876 common shares at June 2019 and 2018, respectively, at cost	(1,192.4)	(1,073.9)
Accumulated other comprehensive income	—	1.5
Retained earnings	583.5	606.4
Total stockholders' equity	657.3	729.3
	$1,409.8	$1,499.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2019	2018	2017
Net revenue	$1,472.2	$1,630.3	$1,718.2
Cost of revenue	975.1	1,150.2	1,194.6
Gross margin	497.1	480.1	523.6
Operating expenses:
Research and development	341.1	363.2	292.3
Selling, general, and administrative	130.4	154.0	137.6
Acquired intangibles amortization	11.7	12.8	11.7
Restructuring costs	17.7	12.0	7.3
Retention costs	2.5	—	—
Litigation settlement charge	—	—	10.0
Total operating expenses	503.4	542.0	458.9
Operating income/(loss)	(6.3)	(61.9)	64.7
Interest and other income	3.9	2.3	0.7
Interest expense	(21.2)	(22.2)	(6.0)
Impairment recovery on investments, net	2.8	—	1.9
Income/(loss) before provision for income taxes and equity investment loss	(20.8)	(81.8)	61.3
Provision for income taxes	0.3	40.5	12.2
Equity investment loss	(1.8)	(1.8)	(0.3)
Net income/(loss)	$(22.9)	$(124.1)	$48.8

Net income/(loss) per share:
Basic	$(0.66)	$(3.63)	$1.40
Diluted	$(0.66)	$(3.63)	$1.37

Shares used in computing net income/(loss) per share:
Basic	34.6	34.2	34.8
Diluted	34.6	34.2	35.6

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Fiscal Year
	2019	2018	2017
Net income/(loss)	$(22.9)	$(124.1)	$48.8
Other comprehensive loss, net of tax:
Change in unrealized net loss on investments	(1.5)	—	(1.5)
Reclassification from accumulated other comprehensive loss to interest income for accretion of non-current investments	—	—	(0.3)
Net current-period other comprehensive loss	(1.5)	—	(1.8)
Comprehensive income/(loss)	$(24.4)	$(124.1)	$47.0

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 2016	59,532,148	$0.1	$928.6	$(892.3)	$3.3	$665.3	$705.0
Net income	—	—	—	—	—	48.8	48.8
Other comprehensive income	—	—	—	—	(1.8)	—	(1.8)
Issuance of common stock for share- based award compensation plans	1,047,763	—	24.7	—	—	—	24.7
Payroll taxes for deferred stock units	—	—	(6.6)	—	—	—	(6.6)
Purchases of treasury stock	—	—	—	(88.0)	—	—	(88.0)
Tax deficiency associated with share-based awards	—	—	(3.7)	—	—	—	(3.7)
Share-based compensation	—	—	61.8	—	—	—	61.8
Balance at June 2017, as reported	60,579,911	0.1	1,004.8	(980.3)	1.5	714.1	740.2
Cumulative effect of changes in accounting principles for share-based compensation	—	—	1.0	—	—	24.7	25.7
Cumulative effect of changes in accounting principles for income taxes: intra-entity transfers of assets other than inventory						(8.3)	(8.3)
Balance at June 2017, as adjusted	60,579,911	0.1	1,005.8	(980.3)	1.5	730.5	757.6
Net loss	—	—	—	—	—	(124.1)	(124.1)
Issuance of common stock for share- based award compensation plans	1,583,102	—	32.3	—	—	—	32.3
Issuance of common stock for acquisition	726,666	—	39.1	—	—	—	39.1
Payroll taxes for deferred stock units	—	—	(5.4)	—	—	—	(5.4)
Purchases of treasury stock	—	—	—	(93.6)	—	—	(93.6)
Share-based compensation	—	—	71.3	—	—	—	71.3
Issuance of convertible debt	—	—	52.1	—	—	—	52.1
Balance at June 2018	62,889,679	0.1	1,195.2	(1,073.9)	1.5	606.4	729.3
Net loss	—	—	—	—	—	(22.9)	(22.9)
Other comprehensive income	—	—	—	—	(1.5)	—	(1.5)
Issuance of common stock for share- based award compensation plans	1,394,269	—	21.3	—	—	—	21.3
Payroll taxes for deferred stock units	—	—	(9.4)	—	—	—	(9.4)
Purchases of treasury stock	—	—	—	(118.5)	—	—	(118.5)
Share-based compensation	—	—	59.0	—	—	—	59.0
Balance at June 2019	64,283,948	$0.1	$1,266.1	$(1,192.4)	$—	$583.5	$657.3

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities
Net income/(loss)	$(22.9)	$(124.1)	$48.8
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	59.0	71.3	61.8
Depreciation and amortization	35.6	38.9	33.2
Acquired intangibles amortization	74.4	83.9	59.3
Deferred taxes	(15.2)	4.9	(17.4)
Non-cash interest	—	—	(0.3)
Amortization of convertible debt discount and issuance costs	17.6	16.9	—
Amortization of debt issuance costs	0.5	1.6	1.2
Impairment recovery on investments, net	(2.8)	—	(1.9)
Arbitration settlement	(1.9)	—	—
Equity investment loss	1.8	1.8	0.3
Foreign currency remeasurement (gain)/loss	0.1	—	(0.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	64.3	(22.7)	(2.6)
Inventories	(27.5)	79.5	15.0
Prepaid expenses and other current assets	3.6	18.8	(9.6)
Other assets	3.9	(7.2)	6.5
Accounts payable	(55.8)	6.2	(38.4)
Accrued compensation	4.9	(8.1)	(7.8)
Acquisition related liabilities	(6.8)	—	(16.8)
Income taxes payable	0.9	5.4	2.3
Other accrued liabilities	20.5	(22.1)	19.5
Net cash provided by operating activities	154.2	145.0	152.9
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	—	(396.7)	—
Proceeds from sales of investments	2.8	—	7.5
Purchases of property and equipment	(23.7)	(34.1)	(31.4)
Purchase of intangible assets	—	(7.7)	—
Investment in direct financing lease	—	—	(17.0)
Proceeds from direct financing leases	—	—	17.0
Equity method investment	—	—	(18.4)
Net cash used in investing activities	(20.9)	(438.5)	(42.3)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	—	514.5	—
Payment of acquisition-related liabilities	—	—	(5.3)
Payment of debt	—	(220.0)	(18.8)
Purchases of treasury stock	(118.5)	(93.6)	(88.0)
Proceeds from issuance of shares	21.3	32.3	24.7
Payment of debt issuance costs	—	(1.1)	(1.2)
Excess tax benefit from share-based compensation	—	—	1.1
Payroll taxes for deferred stock and market stock units	(9.4)	(5.4)	(6.6)
Net cash provided by/(used in) financing activities	(106.6)	226.7	(94.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	—	(0.9)
Net increase/(decrease) in cash and cash equivalents	26.8	(66.8)	15.6
Cash and cash equivalents at beginning of year	301.0	367.8	352.2
Cash and cash equivalents at end of year	$327.8	$301.0	$367.8
Supplemental disclosures of cash flow information
Cash paid for interest	$3.6	$3.8	$6.0
Cash paid for taxes	$16.4	$26.4	$22.1
Cash refund on taxes	$6.4	$1.7	$10.1
Non-cash investing and financing activities:
Property and equipment received but unpaid	$3.8	$6.6	$6.0
Common stock issued pursuant to acquisition	$—	$39.1	$—

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, Internet of Things, or IoT, which includes devices with voice, speech and video within smart homes, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  Every solution we deliver either contains or consists of our touch-, display driver-, fingerprint authentication-based-, voice and speech-, or video-semiconductor solutions, which include our chip, customer-specific firmware, and software.  Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smartphones, most of the world’s largest PC OEMs, and many large OEMs for voice, speech and video products.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 29, 2019 and June 24, 2017 and a 53-week period ended June 30, 2018. For simplicity, the accompanying consolidated financial statements are labeled as ending on calendar year end dates as of and for all periods presented, unless otherwise indicated.

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

Our cash equivalents and investments classified as available-for-sale securities as of the end of fiscal 2019 and 2018 were as follows (in millions):

	2019
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$313.7	$—	$313.7
Total available-for-sale securities	$313.7	$—	$313.7

	2018
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Reported as cash equivalents:
Money market funds	$275.2	$—	$275.2
Reported as non-current assets:
Auction rate securities	—	1.5	1.5
Total available-for-sale securities	$275.2	$1.5	$276.7

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

Financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy, as of the end of fiscal 2019 and 2018 were as follows (in millions):

	2019			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market	$313.7	$—	$—	$275.2	$—	$—
Auction rate securities	—	—	—	—	—	1.5
Total available-for-sale securities	$313.7	$—	$—	$275.2	$—	$1.5

Changes in fair value of our Level 3 financial assets for fiscal 2019 and 2018 were as follows (in millions):

	2019	2018
Beginning balance	$1.5	$1.5
Redemptions	(1.5)	—
Ending balance	$—	$1.5

There were no transfers in or out of our Level 1, 2 or 3 assets during fiscal 2019 or 2018.

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

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2019 and 2018:

	2019	2018
Customer A	25%	13%
Customer B	16%	*
Customer C	*	11%
Customer D	*	10%

*	Less than 10%

Other Concentrations

Our products include certain components that are currently single sourced.  We believe other vendors would be able to provide similar components, however, the qualification of such vendors may require additional lead time.  In order to mitigate any potential adverse impact from a supply disruption, we strive to maintain an adequate supply of critical single-sourced components.

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

We adopted the new revenue standard at the beginning of our fiscal 2019, using the modified retrospective method applied to all contracts not completed as of the adoption date. Results for reporting periods ending after our fiscal 2018 are presented under the new revenue standard, while prior reporting periods are not adjusted and continue to be reported in accordance with the previous revenue standard.  Recognition of revenue has remained substantially unchanged under the new revenue standard as compared to the previous revenue standard. Accordingly, there was no adjustment to the fiscal 2019 opening retained earnings. However, due to the adoption of the new revenue standard, we reclassified certain amounts of incentive items to other accrued liabilities in our consolidated balance sheets as of June 30, 2019, and presented them as part of customer obligations, from the contra accounts receivable. Such information is as follows (in millions):

Adjustments reflected in the consolidated balance sheets:

	As of June 30, 2019
			Pro forma as if
	As reported under		previous standard
	new standard	Adjustments	was in effect
Accounts receivable, net	$230.0	$(5.0)	$225.0
Inventories	158.7	0.9	159.6
Prepaid expenses and other current assets	14.6	(0.9)	13.7
Total assets	1,409.8	(5.0)	1,404.8

Other accrued liabilities	106.1	(5.0)	101.1
Total liabilities and stockholders' equity	1,409.8	(5.0)	1,404.8

Adjustments reflected in the consolidated statement of cash flows:

	Twelve Months Ended June 30, 2019
			Pro forma as if
	As reported under		previous standard
	new standard	Adjustments	was in effect
Cash flows from operating activities:
Accounts receivable, net	$64.3	$(0.2)	$64.1
Inventories	(27.5)	(0.6)	(28.1)
Prepaid expenses and other current assets	3.6	0.6	4.2
Other accrued liabilities	20.5	0.2	20.7

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the new revenue standard and are shown as customer obligations in other accrued liabilities on our consolidated balance sheets. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration.  When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets.  In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. There were no contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the consolidated balance sheets in the periods presented. Contract liabilities and refund liabilities were $4.5 million and $47.5 million, respectively, as of June 30, 2019 and $1.1 million and $31.6 million, respectively, as of July 1, 2018, the beginning of fiscal 2019. Both contract liabilities and refund liabilities are presented as part of customer obligations in other accrued liabilities on our consolidated balance sheets. During fiscal 2019, we recognized $0.3 million in revenue related to contract liabilities outstanding as of the beginning of fiscal 2019.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of June 30, 2019, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year.  Accordingly, under the optional exception provided by the ASC, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue.  We have elected to continue to account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the selling, general and administrative expense line item in the consolidated statements of operations) are expensed when the product is shipped because such commissions are owed after shipment.

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

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor wafer manufacturers, and the related assembly, package, and test costs of our products.  Also included in our cost of revenue are personnel and related costs, including share-based compensation for quality assurance and manufacturing support personnel; logistics costs; depreciation of equipment supporting manufacturing; acquired intangibles amortization; fair value adjustments associated with acquired businesses; inventory write-downs and losses on purchase obligations; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2019 and 2018 and consisted of the following (in millions):

	2019	2018
Raw materials and work-in-progress	$110.7	$105.0
Finished goods	48.0	26.2
	$158.7	$131.2

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

Other Assets

In April 2017, we paid $18.4 million for a 14.4% interest in OXi Technology Ltd., or OXi. In April 2019, our investment ownership was reduced to 13.8% as a result of new investment in OXi.  Our investment in OXi is included in non-current other assets on our consolidated balance sheets.  We determined the equity method of accounting applies to our investment as we have significant influence over OXi’s operating and financial policies.  We record our portion of OXi’s net income/(loss) on a one quarter lag due to the timing of the availability of OXi’s financial records.  In addition, we amortize intangible assets that we recorded under the equity method of accounting, and such amortization as well as our portion of Oxi’s net income/(loss) is included in equity investment loss on our consolidated statements of operations.  As of June 30, 2019, we did not have any material related party transactions with OXi. As our investment in OXi is not material in relation to our financial position or results of operations, we have not summarized information as to the assets, liabilities and results of operations of OXi.

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $1.1 million, $1.1 million and $0.7 million in fiscal 2019, 2018, and 2017, respectively.  Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for fiscal 2019 and 2018 were as follows (in millions):

	2019	2018
Beginning balance	$372.8	$206.8
Acquisition activity	—	166.0
Ending balance	$372.8	$372.8

We have allocated our goodwill to two reporting units.  We perform a qualitative assessment of the goodwill in the fourth quarter of each fiscal year, or earlier if there is a triggering event.  In assessing the qualitative factors, we considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, gross margin and cash flow from operating activities. During our qualitative assessment in fiscal 2019, we determined there were triggering events which led us to performing a step 1 quantitative assessment. We concluded that the fair value of the reporting units exceeded their carrying amount by a significant amount, therefore, there is no need for impairment. No goodwill impairment was recognized for fiscal 2019, 2018, and 2017.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  No impairment of long-lived assets was recognized for fiscal 2019, 2018 and 2017.

Other Accrued Liabilities

As of the end of fiscal 2019 and 2018, other accrued liabilities consisted of the following (in millions):

	2019	2018
Customer obligations	$52.0	$26.4
Inventory obligations	26.7	28.8
Warranty	4.0	5.5
Other	23.4	19.0
	$106.1	$79.7

Retention Costs

Retention costs reflect the cost associated with retention agreements entered into with key employees designed to ensure their continued commitment to the support and management of the operations of the company during the transition to new executive leadership.  The retention period for employees covered under the retention program continues through November 2020.  For the year ended June 30, 2019, the retention costs are broken down between cost of revenue ($0.1) million, research and development ($1.5) million and selling, general and administrative ($0.9) million.

Segment Information

We operate in one segment:  the development, marketing, and sale of intuitive human interface solutions for electronic devices and products.  The chief operating decision maker, or CODM, was the chief executive officer, or CEO, through mid-March and upon the departure of our CEO, our Board of Directors collectively became our CODM, on a temporary basis.  Our CODMs evaluate financial performance and allocate resources using financial information reported on a company-wide basis.

Share-Based Compensation

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our stock option awards.  The contractual life of our outstanding options is seven years for options granted under our Amended and Restated 2010 Incentive Compensation Plan, or our 2010 Plan, or 10 years for options granted under our Amended and Restated 2001 Incentive Compensation Plan, or our 2001 Plan. Our outstanding options have vesting periods of three or four years, depending on when they were granted, and we used the simplified method to establish the expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.  In fiscal years prior to 2018, we estimated forfeitures for share-based awards that were not expected to vest. See Note 9 Share-Based Compensation for further discussion on estimated forfeitures. No options were granted in fiscal 2019.

We charge the estimated fair value less actual forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our stock options and deferred stock units, or DSU, awards, three years for our market stock units, or MSU, awards, three years for our performance stock units, or PSU, awards, and up to two years for shares purchased under our employee stock purchase plan.

We estimate the fair value of market-based MSUs at the date of grant using a Monte Carlo simulation model and amortize those fair values over the requisite service period, which is generally three years. The Monte Carlo simulation model that we use to estimate the fair value of market-based MSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based MSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

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

Research and Development

Research and development costs are expensed as incurred.

2.	Net Income/(Loss) Per Share

The computation of basic and diluted net income per share for fiscal 2019, 2018, and 2017 was as follows (in millions, except per share amounts):

	2019	2018	2017
Numerator:
Net income/(loss)	$(22.9)	$(124.1)	$48.8
Denominator:
Shares, basic	34.6	34.2	34.8
Effect of dilutive share-based awards	—	—	0.8
Shares, diluted	34.6	34.2	35.6
Net income/(loss) per share:
Basic	$(0.66)	$(3.63)	$1.40
Diluted	$(0.66)	$(3.63)	$1.37

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2019, 2018, and 2017 as follows (in millions):

	2019	2018	2017
Share-based awards	2.2	2.3	1.4

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

3.	Property and Equipment

Property and equipment as of the end of fiscal 2019 and 2018 consisted of the following (in millions):

	Life	2019	2018
Land	—	$13.3	$13.3
Building and building improvements	Up to 35 years	52.7	51.8
Computer equipment	3 - 5 years	48.2	42.9
Manufacturing equipment	1 - 5 years	63.0	78.1
Furniture, fixtures, and leasehold improvements	3 - 10 years	25.1	24.1
Capitalized software	3 - 7 years	33.8	35.0
		236.1	245.2
Accumulated depreciation and amortization		(133.1)	(127.4)
Property and equipment, net		$103.0	$117.8

In fiscal 2019 and 2018, there was $16.8 million and $8.2 million, respectively, of property and equipment retired which was fully amortized.

4.	Acquisitions

Conexant

On June 11, 2017, we entered into a securities purchase agreement to acquire all of the outstanding limited liability company interests of Conexant Systems, LLC, or Conexant, a technology leader in voice and audio processing solutions for the smart home, or the Conexant Acquisition.  The Conexant Acquisition was intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective July 25, 2017, or the Conexant Closing Date, we completed the Conexant Acquisition for an initial purchase price of (i) $305.4 million in cash, (ii) 726,666 shares of our common stock, or the Stock Consideration, valued at $39.1 million, and (iii) the assumption of a $3.5 million stock appreciation rights liability, with $16.8 million of the purchase price held in escrow to secure the seller’s indemnification obligations under the purchase agreement and $7.0 million of the purchase price held in escrow to secure the seller’s adjustment escrow obligations under the purchase agreement.  Subsequently, we determined that $1.9 million of net adjustments to the purchase price were required, reducing the acquisition date fair value of the consideration transferred to a total of $346.2 million. The Stock Consideration was issued at closing in an exempt private placement.

The Conexant Acquisition was accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities was recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at June 30, 2018, was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The following table summarizes the final amounts recorded for the fair values of the assets acquired and liabilities assumed (in millions):

Cash	$4.3
Accounts receivable	11.7
Inventory	51.0
Other current assets	3.5
Property and equipment	3.2
Acquired intangible assets	145.7
Other assets	0.9
Total identifiable assets acquired	220.3
Accounts payable	14.2
Accrued compensation	1.3
Other accrued liabilities	9.3
Other long-term liabilities	3.0
Net identifiable assets acquired	192.5
Goodwill	153.7
Net assets acquired	$346.2

The estimate of the intangible assets as of June 30, 2018, totaling $145.7 million included the following: $104.9 million was allocated to developed technology and will amortize over an estimated weighted average useful life of 6 years; $38.4 million was allocated to customer relationships and will be amortized over an estimated useful life of 5 years; $1.8 million was allocated to trademarks and will be amortized over an estimated useful life of 7 years; $0.4 million was allocated to backlog and was amortized over an estimated useful life of less than 1 year; and $0.2 million was allocated to in-process research and development, which we began to amortize in fiscal 2019 when the work was determined to be substantively complete and we are amortizing over an estimated useful life of three years. Developed technology consists of semiconductor system solutions for audio and imaging applications.  We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 9% to 14%.  The fair value of these intangible assets is primarily affected by the projected income and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of Conexant as of the Conexant Closing Date.

All of the goodwill was deductible for income tax purposes.

Prior to the Conexant Acquisition, we did not have an existing relationship or transactions with Conexant.

Marvell Multimedia Solutions Business

On June 11, 2017, the Company entered into an asset purchase agreement to acquire the assets of the multimedia solutions business of Marvell Technology Group Ltd., or Marvell, a leading provider of advanced video and audio processing applications for the smart home, or the Marvell Business Acquisition. The Marvell Business Acquisition was also intended to increase our presence in the smart home market and increase opportunities to grow revenue.  Effective September 8, 2017, or the Marvell Closing Date, we completed the Marvell Business Acquisition for a purchase price of $93.7 million in cash.

The acquisition was accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities was recorded as goodwill. The estimate of the fair values of the acquired intangible assets at June 30, 2018, was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Marvell Closing Date (in millions):

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Marvell Business Acquisition assets as of the Marvell Closing Date.

All of the goodwill was deductible for income tax purposes.

Prior to the Marvell Business Acquisition, we did not have an existing relationship or transactions with Marvell.

5.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2019 and 2018 (in millions):

		2019			2018
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(148.1)	$15.9	$164.0	$(116.5)	$47.5
Audio and video technology	5.3	138.6	(49.4)	89.2	133.9	(22.8)	111.1
Customer relationships	4.1	81.8	(49.9)	31.9	81.8	(38.5)	43.3
Fingerprint authentication technology	4.7	47.2	(47.2)	—	55.7	(53.7)	2.0
Licensed technology and other	4.2	7.7	(3.6)	4.1	9.0	(3.0)	6.0
Patents	8.1	4.4	(2.0)	2.4	4.6	(1.7)	2.9
Tradename	7.0	1.8	(0.5)	1.3	1.9	(0.2)	1.7
Backlog	0.0	—	—	—	0.5	(0.5)	—
In-process research and development	Not applicable	—	—	—	4.7	—	4.7
Acquired intangibles, gross	4.4	$445.5	$(300.7)	$144.8	$456.1	$(236.9)	$219.2

In fiscal 2019, there was $8.5 million of fingerprint developed technology, $1.3 million of licensed technology and other, $0.5 million of backlog and $0.2 million of patents retired which were fully depreciated. In fiscal 2018, there was $20.1 million of customer relationships, $4.3 million of fingerprint developed technology and $0.1 million of patents retired which were fully depreciated.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $74.4 million in fiscal 2019, $83.9 million in fiscal 2018, and $59.3 million in fiscal 2017.  This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2020	$51.4
2021	37.5
2022	32.9
2023	20.4
2024	2.5
Thereafter	0.1
Future amortization	$144.8

6.	Debt

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we issued and sold, and the Initial Purchasers purchased, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which included proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase 1,698,400 shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

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

The Notes will mature on June 15, 2022, or the Maturity Date, unless earlier repurchased, redeemed or converted.

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

The contractual interest expense and amortization of discount on the Notes for fiscal 2019, were as follows (in millions):

Fiscal
2019
Interest expense	$2.6
Amortization of discount and debt issuance costs	17.6
Total interest	$20.2

The unamortized amounts of the debt issuance cost and discount associated with the Notes as of June 30, 2019, were $5.7 million and $51.0 million, respectively.

Revolving Credit Facility

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

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders.  The Agreement terminated our term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes.  As of June 30, 2019, there is no balance outstanding under the revolving credit facility. As a result of terminating our term loan arrangement, we expensed the remaining debt issuance costs attributable to the term loan of $1.0 million during the first quarter of fiscal 2018.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued the end of 2021.  Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as approved by the Administrative Agent, which is currently anticipated to be the Secured Overnight Financing Rate, or SOFR.

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

Leases

We maintain office facilities in various locations under operating leases with expiration dates from fiscal 2019 to fiscal 2024, some of which have renewal options of one to five years.  Our leased office facilities are located in Armenia, China, Denmark, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States.  We recognized rent expense on a straight-line basis of $10.3 million, $12.0 million, and $10.6 million for fiscal 2019, 2018, and 2017, respectively.

The aggregate minimum rental commitments in future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2020	$7.4
2021	3.2
2022	0.9
2023	0.3
2024	0.1
Total minimum operating lease payments	$11.9

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2019, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2019 were as follows:

Stock options outstanding	1,191,929
Deferred stock units outstanding	1,878,853
Market stock units outstanding	210,732
Performance stock units outstanding	192,618
Awards available for grant under all share-based compensation plans	2,891,466
Reserved for future issuance	6,365,598

Treasury Stock

Our cumulative authorization for our common stock repurchase program as of the end of fiscal 2019 is $1.3 billion, which was set to expire in July 2019.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock repurchased under this program is held as treasury stock.  As of the end of fiscal 2019, we had $107.6 million remaining under our common stock repurchase program.  In August 2019, our Board of Directors authorized the purchase of up to an additional $100.0 million of our common stock and extended the stock repurchase program through July 2021.

9.	Share-Based Compensation

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts on the creation of stockholder value.  Consequently, we determine whether to grant share-based compensatory awards subsequent to the initial award for our employees and consultants primarily on individual performance.  Our share-based compensation plans with outstanding awards consist of our 2001 Plan; our 2010 Plan; and our 2010 Employee Stock Purchase Plan, or our 2010 ESPP.

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2019, were as follows:

	Awards		2010
	Available	2010	Employee
	Under All	Incentive	Stock
	Share-Based	Compensation	Purchase
	Award Plans	Plan	Plan
Balance at June 2018	2,210,217	1,969,926	240,291
Additional shares authorized	1,852,498	1,400,000	452,498
Stock options granted	—	—	—
Deferred stock units granted	(1,266,131)	(1,266,131)	—
Market stock units granted	(163,059)	(163,059)	—
Performance stock units granted	(147,005)	(147,005)	—
Performance stock units performance adjustment	(1,065)	(1,065)	—
Market stock units performance adjustment	46,663	46,663	—
Purchases under employee stock purchase plan	(544,886)	—	(544,886)
Forfeited	1,328,116	1,328,116	—
Fungible Shares Ratio Adjustment	(423,882)	(423,882)	—
Balance at June 2019	2,891,466	2,743,563	147,903

Our 2001 Plan, which expired in March 2011, was replaced by our 2010 Plan.  Option awards that are currently outstanding under our 2001 Plan will remain outstanding until exercised, delivered, forfeited, or cancelled under the terms of their respective grant agreements.

During the three months ended September 30, 2017, we adopted the ASU for Compensation-Stock Compensation which was issued by the FASB. This update simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Upon adoption of this ASU, we elected to change our accounting policy to account for forfeitures as they occur and we applied the accounting policy change on a modified retrospective basis.  As a result of the adoption of this ASU, we recognized the net cumulative effect of this change as a $24.7 million increase to retained earnings, a $1.0 million increase to additional paid-in capital and established an additional $25.7 million of deferred tax assets for research credit and alternative minimum tax credit carryforwards. We have reflected excess tax benefits for share-based payments in the statement of cash flows as operating activities rather than financing activities on a prospective basis and therefore, prior periods have not been adjusted.

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2019, 2018, and 2017 were as follows (in millions):

	2019	2018	2017
Cost of revenue	$3.1	$3.2	$2.2
Research and development	33.7	38.6	33.1
Selling, general, and administrative	22.2	29.5	26.5
Total	$59.0	$71.3	$61.8
Income tax benefit on share-based compensation	$4.3	$11.1	$16.1

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

Certain stock option activity for fiscal 2019 and balances as of the end of fiscal 2019 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2018	1,618,209	$57.14
Exercised	(177,823)	29.16
Forfeited	(57,091)	52.96
Expired	(191,366)	72.40
Balance at June 2019	1,191,929	59.07	$0.4
Exercisable at June 2019	1,163,841	59.23	$0.4

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2019, or June 28, 2019, of $29.14 and excludes the impact of options that were not in-the-money.  Approximately 8% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2019.

At the end of fiscal 2019, we estimated that we have 1.2 million fully vested options with an aggregate intrinsic value of $0.4 million, having a weighted average exercise price of $59.07 and a weighted average remaining contractual term of 1.8 years.  The weighted average remaining contractual term for the options exercisable is approximately 1.7 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2019, 2018, and 2017 were as follows (in millions):

	2019	2018	2017
Cash received	$5.2	$16.7	$10.7
Aggregate intrinsic value	$2.4	$15.2	$12.3

There were no stock options granted in fiscal 2019.  The fair value of each award granted under our share-based compensation plans for fiscal 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2018	2017
Expected volatility	46.2%	45.2% - 48.3%
Expected life in years	4.4	3.8 - 4.6
Risk-free interest rate	1.8%	1.03% - 1.94%
Fair value per award	$18.04	$21.08

The unrecognized share-based compensation costs for stock options granted under our various plans were approximately $0.4 million as of the end of fiscal 2019, to be recognized over a weighted average period of approximately 0.71 years.

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

DSU activity, including DSUs granted, delivered, and forfeited in fiscal 2019, and the balance and aggregate intrinsic value of DSUs as of the end of fiscal 2019 was as follows:

		Aggregate	Weighted
		Intrinsic	Average
	DSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2018	1,853,558		$49.75
Granted	1,266,131		36.90
Delivered	(729,564)		54.67
Forfeited	(511,272)		43.49
Balance at June 30, 2019	1,878,853	$54.7	40.90

Of the shares delivered, 172,363 shares valued at $6.7 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2019, or June 28, 2019, of $29.14.

The unrecognized share-based compensation cost for DSUs granted under our 2010 Plan was approximately $50.9 million as of the end of fiscal 2019, which will be recognized over a weighted average period of approximately 1.84 years.  The aggregate market value of DSUs delivered in fiscal 2019, 2018, and 2017 was $35.7 million, $21.4 million, and $24.3 million, respectively.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2019, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2019 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2018	354,726		$59.37
Granted	163,059		46.69
Performance adjustment	(46,663)		—
Delivered	(92,202)		53.33
Forfeited	(168,188)		59.41
Balance at June 30, 2019	210,732	$6.1	52.15

As a result of the Synaptics TSR underperforming the SOX Index TSR by 154 percentage points for the payout period ended in fiscal 2019, we did not deliver any of the targeted shares underlying the October 2015 MSU grants.   As a result of the Synaptics TSR underperforming the SOX Index TSR by 90 percentage points for the payout period ended in fiscal 2019, we did not deliver any of the targeted shares underlying the October 2016 MSU grants.  As a result of the Synaptics TSR outperforming the SOX Index TSR by 11 percentage points for the payout period ended in fiscal 2019, we delivered 100% of the targeted shares underlying the October and December 2017 MSU grants.

Of the shares delivered, 33,981 shares valued at $1.3 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2019, or June 28, 2019, of $29.14.

The fair value of each MSU granted from our plans for fiscal 2019, 2018, and 2017 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2019	2018	2017
Expected volatility of company	50.58%	49.16% - 50.60%	52.54%
Expected volatility of SOX index	23.40%	22.37% - 22.52%	21.23%
Correlation coefficient	0.51	0.52 - 0.53	0.45
Expected life in years	2.88	2.80 - 2.92	2.92
Risk-free interest rate	2.92%	1.72% - 1.88%	1.01%
Fair value per award	$27.70 - $85.52	$48.22 - $59.19	$67.51

We amortize the compensation expense over the three-year performance and service period.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $7.0 million as of the end of fiscal 2019, which will be recognized over a weighted average period of approximately 0.94 years.

Performance Stock Units

Our 2010 Plan provides for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

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

During the fiscal year ended June 30, 2019, PSU activity, including PSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of PSUs as of June 30, 2019 was as follows:

		Aggregate	Weighted
		Intrinsic	Average
	PSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 30, 2018	294,541		$39.48
Granted	147,005		35.41
Performance adjustment	1,065		—
Delivered	(92,470)		39.54
Forfeited	(157,523)		37.00
Balance at June 30, 2019	192,618	$5.6	38.35

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. Of the shares delivered, 36,332 shares valued at $1.4 million were withheld to meet statutory minimum tax withholding requirements.  The unrecognized share-based compensation cost of our outstanding PSUs was approximately $2.4 million as of June 30, 2019, which will be recognized over a weighted average period of approximately 1.03 years.

Employee Stock Purchase Plan

Our 2010 ESPP, became effective on January 1, 2011.  The 2010 ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date.  The offering period extends for up to two years and includes four exercise dates occurring at six-month intervals.  Under the terms of our 2010 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new two-year offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2019, 2018, and 2017 were as follows (in millions, except shares purchased and weighted average purchase price):

	2019	2018	2017
Shares purchased	544,886	486,263	302,085
Weighted average purchase price	$29.48	$32.07	$46.74
Cash received	$16.1	$15.6	$14.1
Aggregate intrinsic value	$2.8	$3.9	$2.7

The fair value of each award granted under our 2010 ESPP for fiscal 2019, 2018, and 2017 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2019	2018	2017
Expected volatility	43.8%-44.23%	43.7% - 49.8%	38.4% - 54.9%
Expected life in years	0.5 - 1.5	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	2.43%-2.68%	1.42% - 2.45%	0.62% - 1.20%
Fair value per award	$15.63	$13.54	$20.44

The expected volatility is based on either implied volatility for the expected lives of 0.5 years or a weighting of implied and historical volatility for expected lives greater than 0.5 years. The expected life is the period starting at the enrollment date until each purchase date remaining in the offering period at the date of enrollment in the plan. The risk-free interest rate is based on U.S. Treasury yields or yield curve in effect for each expected life.

Unrecognized share-based compensation costs for awards granted under our 2010 ESPP at the end of fiscal 2019 were approximately $3.4 million that will be amortized over the next 4 months.

10.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the United States. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $19,000, or $25,000 for employees who are 50 years or older.  In fiscal 2019, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest 25% over four years and are fully vested at the end of the fourth year.  We made matching contributions of $2.4 million, $2.8 million, and $2.3 million in fiscal  2019,  2018, and 2017 respectively.

11.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly revised the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 was a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, our U.S. federal tax rate is 21%.

Staff Accounting Bulletin 118 allows companies to record provisional amounts and recognize the effect of the tax law during a measurement period. The measurement period ended in the second quarter of our fiscal 2019. As of June 30, 2019, we have finalized our accounting for the tax impact of the Act. However, further technical guidance related to the Act, including final regulations on a broad range of topics, is expected to be issued and, as such, if our interpretation and final accounting are inconsistent with future regulations and guidance, we will recognize the impact as a discrete item in the period such guidance is issued.

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

Income/(loss) before provision for income taxes for fiscal 2019, 2018, and 2017 consisted of the following (in millions):

	2019	2018	2017
United States	$(40.6)	$(51.1)	$(10.1)
Foreign	19.8	(30.7)	71.4
Income/(loss) before provision for income taxes	$(20.8)	$(81.8)	$61.3

The provision for income taxes for fiscal 2019, 2018, and 2017 consisted of the following (in millions):

	2019	2018	2017
Current tax expense/(benefit)
Federal	$(4.9)	$21.5	$9.6
Foreign	20.4	14.1	25.5
	15.5	35.6	35.1
Deferred tax expense/(benefit)
Federal	(8.5)	14.4	(10.6)
Foreign	(6.7)	(9.5)	(12.3)
	(15.2)	4.9	(22.9)
Provision for income taxes	$0.3	$40.5	$12.2

The provision for income taxes differs from the federal statutory rate for fiscal 2019, 2018, and 2017 as follows (in millions):

	2019	2018	2017
Provision at U.S. federal statutory tax rate	$(4.4)	$(22.9)	$21.5
Qualified stock options	4.0	4.9	5.5
Shortfall related to share-based compensation	3.3	4.1	—
Non-deductible officer compensation	1.1	—	—
Business credits	(6.1)	(4.9)	(3.6)
Foreign tax differential	1.0	16.5	(13.2)
Non-deductible portion of contingent consideration	—	—	0.9
Change in valuation allowance	—	—	(0.8)
Nondeductible amortization	0.7	1.2	1.6
Taxes associated with one-time transition tax	—	44.1	—
Impact of corporate tax rate change on deferred taxes	—	(2.7)	—
Other differences	0.7	0.2	0.3
Provision for income taxes	$0.3	$40.5	$12.2

Net deferred tax assets of $31.1 million and $15.9 million were non-current as of the end of fiscal 2019 and 2018, respectively, and were included in other assets in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2019 and 2018 consisted of the following (in millions):

	2019	2018
Deferred tax assets:
Investment writedowns	$—	$1.1
Inventory writedowns	12.1	11.6
Property and equipment	1.5	1.9
Accrued compensation	0.8	0.1
Deferred compensation	0.5	0.6
Share-based compensation	9.5	11.1
Business credit carryforward	37.3	25.3
Acquisition intangibles	7.0	0.6
Other accruals	3.3	1.6
	72.0	53.9
Valuation allowance	(30.4)	(23.3)
	41.6	30.6
Deferred tax liabilities:
Interest	(10.5)	(14.7)
	(10.5)	(14.7)
Net deferred tax assets	$31.1	$15.9

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2019, a valuation allowance of $30.4 million is maintained to reduce deferred tax assets to levels we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2019 was an increase of $7.1 million.

Undistributed earnings of our foreign subsidiaries were approximately $859.3 million as of the end of fiscal 2019 and are considered to be indefinitely reinvested overseas.

As of the end of fiscal 2019, we had federal and California net operating loss carryforwards of approximately zero and $33.2 million, respectively.  The California net operating loss will begin to expire in fiscal 2020, if not utilized.  Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $11.0 million and $37.8 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2019. The federal research tax credit carryforward will begin to expire in 2026 and the state research tax credit can be carried forward indefinitely. We also had $0.8 million of federal alternative minimum tax credit carryforward available to offset future federal tax liabilities with no expiration or potentially refundable under current tax laws.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, decreased by $5.9 million from $24.8 million in fiscal 2018 to $18.9 million in fiscal 2019.  Of this amount, $13.1 million will reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2019, 2018, and 2017 consisted of the following (in millions):

	2019	2018	2017
Beginning balance	$24.8	$15.2	$13.4
Increase in unrecognized tax benefits related to current year tax positions	4.2	10.5	2.5
Increase in unrecognized tax benefits related to prior year tax positions	—	—	0.1
Decrease due to effective settlement with tax authorities	(6.2)	—	—
Remeasurement of unrecognized tax benefits	(2.0)	—	—
Decrease due to statute expiration	(1.9)	(0.9)	(0.8)
Ending Balance	$18.9	$24.8	$15.2

Accrued interest and penalties remained flat, increased by $0.7  million, and decreased by $0.2 million representing income tax expense or benefit, in fiscal 2019, 2018, and 2017, respectively.  Accrued interest and penalties were $1.9 million as of June 30, 2019 and 2018.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.8 million to an increase of $3.0 million.

In July 2018, the U.S. Ninth Circuit Court of Appeals reversed a 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner that found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. In August 2018, the U.S. Ninth Circuit Court of Appeals withdrew its July 2018 opinion to allow time for the reconstituted panel to confer on this appeal. In June 2019, the reconstituted panel of the U.S. Ninth Circuit Court of appeals reversed the 2015 Tax Court decision. As our tax filing position is consistent with the treasury regulations, no adjustment to our financial statements is required. However, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2013 onward, we remain subject to examination by one or more of these jurisdictions. In August 2018, we received the revenue agent’s report resolving the fiscal 2014 and 2015 examination by the Internal Revenue Service with no material impact on our consolidated financial statements. Our case is pending review by the Joint Committee on Taxation, which we anticipate will conclude in our fiscal 2020. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

12.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from three broad product categories:  the mobile product applications market, the personal computing, or PC, product applications market, and the Internet of Things, or IoT, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2019, 2018, and 2017, consisted of the following (in millions):

	2019	2018	2017
China	$844.8	$803.2	$844.8
Taiwan	239.8	235.2	66.4
Japan	234.6	358.6	426.5
Other	64.9	74.9	25.3
South Korea	63.5	67.5	123.8
United States	24.6	90.9	231.4
	$1,472.2	$1,630.3	$1,718.2

Net revenue from external customers for each group of similar products for fiscal 2019, 2018, and 2017 consisted of the following (in millions):

	2019	2018	2017
Mobile product applications	$900.1	$1,021.0	$1,406.0
PC product applications	258.9	257.8	229.2
IoT product applications	313.2	351.5	83.0
	$1,472.2	$1,630.3	$1,718.2

Long-lived assets within geographic areas as of the end of fiscal 2019 and 2018 consisted of the following (in millions):

	2019	2018
United States	$149.8	$193.3
Asia/Pacific	257.0	273.8
Europe	213.8	242.7
	$620.6	$709.8

Our goodwill of $372.8 million has been allocated to two reporting units which include IoT and Mobile/PC.

Major customers’ revenue as a percentage of total net revenue for fiscal 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Customer A	15%	15%	24%
Customer B	14%	*	10%
Customer C	10%	*	*
Customer D	*	12%	*
Customer E	*	*	19%

*	Less than 10%

13.	Restructuring Activities

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business.  The costs for this restructuring activity primarily related to severance costs for a reduction in headcount and related costs. These activities are complete as of June 30, 2019.  In June 2019, we committed to and initiated a restructuring action intended to reduce our operating cost structure further.  The costs for this restructuring action primarily related to severance costs for a reduction in headcount. Restructuring costs related to these fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of operations. We expect to complete activities relating to the June 2019 restructuring action in the first half of fiscal 2020.

The restructuring liability activities during fiscal 2019 for restructurings initiated in fiscal 2019 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$17.7
Cash payments	(12.5)
Balance as of June 30, 2019	$5.2

In November 2017, we committed to and initiated a restructuring action intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies. The costs relating to this restructuring primarily related to severance costs for a reduction in headcount, facility consolidation and related costs.  In April 2018, we committed to and initiated a restructuring to close a research and development facility. The costs relating to this restructuring include employee severance and related benefits and facility closure charges.  Restructuring costs related to both the November 2017 and April 2018 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of operations and were complete as of June 30, 2018.

The restructuring liability activities during fiscal years 2018 and 2019 for restructurings initiated in fiscal 2018 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Accruals	$11.0	$1.0	$12.0
Cash payments	(8.8)	(0.2)	(9.0)
Non-cash settlements	—	(0.7)	(0.7)
Balance as of June 30, 2018	2.2	0.1	2.3
Additional accruals	$0.2	—	$0.2
Cash payments	(2.4)	(0.1)	(2.5)
Balance as of June 30, 2019	$—	$—	$—

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

The restructuring liability activities during fiscal years 2018, 2017, and 2016 for restructurings initiated in fiscal 2016 were as follows (millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Balance as of June 30, 2015	$—	$—	$—
Accruals	6.7		6.7
Balance as of June 30, 2016	6.7	—	6.7
Additional accruals	5.0	2.3	7.3
Cash payments	(11.7)	(0.9)	(12.6)
Non-cash settlements	—	(0.8)	(0.8)
Balance as of June 30, 2017	—	0.6	0.6
Adjustments	—	(0.2)	(0.2)
Cash payments	—	(0.4)	(0.4)
Balance as of June 30, 2018	$—	$—	$—