Form 10-Q
period 2019-09-28
SYNAPTICS Inc
filed 2019-11-07
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

Number of shares of Common Stock outstanding at November 1, 2019: 33,464,178

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September 30,	June 30,
	2019	2019
ASSETS
Current Assets:
Cash and cash equivalents	$350.8	$327.8
Accounts receivable, net of allowances of $2.1 at September 30, and June 30, 2019	232.2	230.0
Inventories	138.2	158.7
Prepaid expenses and other current assets	15.9	14.6
Total current assets	737.1	731.1
Property and equipment at cost, net of accumulated depreciation of $140.0 and $133.1 at September 30, 2019 and June 30, 2019, respectively	98.8	103.0
Goodwill	372.8	372.8
Acquired intangibles, net	126.6	144.8
Non-current other assets	89.0	58.1
	$1,424.3	$1,409.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99.0	$98.3
Accrued compensation	31.3	30.4
Income taxes payable	9.5	19.1
Other accrued liabilities	107.7	106.1
Total current liabilities	247.5	253.9
Convertible notes, net	472.8	468.3
Other long-term liabilities	49.2	30.3
Total liabilities	769.5	752.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 64,493,058 and 64,283,948 shares issued, and 33,003,182 and 33,349,735 shares outstanding, at September 30, 2019 and June 30, 2019, respectively	0.1	0.1
Additional paid-in capital	1,277.5	1,266.1
Treasury stock: 31,489,876 and 30,934,213 common treasury shares at September 30, 2019 and June 30, 2019, respectively, at cost	(1,209.4)	(1,192.4)
Retained earnings	586.6	583.5
Total stockholders' equity	654.8	657.3
	$1,424.3	$1,409.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net revenue	$339.9	$417.6
Cost of revenue	213.7	276.7
Gross margin	126.2	140.9
Operating expenses:
Research and development	86.0	90.0
Selling, general, and administrative	27.5	33.9
Acquired intangibles amortization	2.9	2.9
Restructuring costs	6.6	8.3
Total operating expenses	123.0	135.1
Operating income	3.2	5.8
Interest and other expense, net	(3.6)	(1.9)
Income/(loss) before provision/(benefit) for income taxes and equity investment loss	(0.4)	3.9
Provision/(benefit) for income taxes	(4.9)	(0.3)
Equity investment loss	(0.5)	(0.4)
Net income	$4.0	$3.8
Net income per share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11
Shares used in computing net income per share:
Basic	33.0	35.1
Diluted	33.6	36.1

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net income	$4.0	$3.8
Other comprehensive income:
Change in unrealized net gain on investment	—	(1.5)
Comprehensive income	$4.0	$2.3

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2019, as reported	64,283,948	$0.1	$1,266.1	$(1,192.4)	$583.5	$657.3
Cumulative effect of changes in accounting principles	—	—	—	—	(0.9)	$(0.9)
Balance at June 30, 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	582.6	656.4
Net income	—	—	—	—	4.0	4.0
Issuance of common stock for share- based award compensation plans	209,110	—	1.7	—	—	1.7
Payroll taxes for deferred stock units	—	—	(1.5)	—	—	(1.5)
Purchases of treasury stock	—	—	—	(17.0)	—	(17.0)
Share-based compensation	—	—	11.2	—	—	11.2
Balance at September 30, 2019	64,493,058	$0.1	$1,277.5	$(1,209.4)	$586.6	$654.8

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 30, 2018	62,889,679	$0.1	$1,195.2	$(1,073.9)	$1.5	$606.4	$729.3
Net income	—	—	—	—	—	3.8	3.8
Other comprehensive income	—	—	—	—	(1.5)	—	(1.5)
Issuance of common stock for share- based award compensation plans	140,379	—	2.1	—	—	—	2.1
Payroll taxes for deferred stock units	—	—	(0.9)	—	—	—	(0.9)
Purchases of treasury stock	—	—	—	(39.4)	—	—	(39.4)
Share-based compensation	—	—	16.7	—	—	—	16.7
Balance at September 30, 2018	63,030,058	$0.1	$1,213.1	$(1,113.3)	$—	$610.2	$710.1

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$4.0	$3.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	11.2	16.7
Depreciation and amortization	7.2	10.0
Acquired intangibles amortization	18.2	20.0
Deferred taxes	(2.4)	(5.6)
Amortization of convertible debt discount and issuance costs	4.5	4.4
Amortization of debt issuance costs	0.1	0.1
Impairment recovery on investments	—	(2.8)
Acquired in-process research and development	3.7	—
Arbitration settlement	—	(1.9)
Equity investment loss	0.5	0.4
Foreign currency remeasurement loss	—	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2.2)	(38.3)
Inventories	20.5	(30.0)
Prepaid expenses and other current assets	(1.9)	(13.8)
Other assets	(1.0)	1.1
Accounts payable	2.6	22.3
Accrued compensation	0.9	(1.6)
Income taxes payable	(9.4)	3.7
Other accrued liabilities	(9.2)	16.0
Net cash provided by operating activities	47.3	4.6
Cash flows from investing activities
Purchase of in-process research and development	(2.5)	—
Proceeds from sales of investments	—	2.8
Purchases of property and equipment	(5.0)	(6.8)
Net cash used in investing activities	(7.5)	(4.0)
Cash flows from financing activities
Purchases of treasury stock	(17.0)	(39.4)
Proceeds from issuance of shares	1.7	2.1
Payroll taxes for deferred stock and market stock units	(1.5)	(0.9)
Net cash used in financing activities	(16.8)	(38.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase/(decrease) in cash and cash equivalents	23.0	(37.7)
Cash and cash equivalents at beginning of period	327.8	301.0
Cash and cash equivalents at end of period	$350.8	$263.3

Supplemental disclosures of cash flow information
Cash paid for taxes	$7.1	$1.7
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1.9	$2.9

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2020 is a 52-week period ending June 27, 2020, and our fiscal 2019 was a 52-week period ending on June 29, 2019. The fiscal periods presented in this report are 13-weeks for the three months ended September 28, 2019, and September 29, 2018. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

Effective at the beginning of our first quarter of fiscal 2020, the quarter ended September 30, 2019, we adopted the requirements of Accounting Standards Update, or ASU, 2016-02, Leases, or Topic 842, issued by the Financial Accounting Standards Board, or FASB.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in net gains of $0.4 million in the three months ended September 30, 2019 and net losses of $0.4 million for the three months ended September 30, 2018.

Leases

We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use, or ROU, assets are included in non-current other assets on our condensed consolidated balance sheet. Operating lease liabilities are separated into a current portion, included within accrued liabilities on our condensed consolidated balance sheet, and a non-current portion, included within operating lease liabilities on our condensed consolidated balance sheet. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control the right to use the identified asset until the lease commencement date.

Our lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the interest rate implicit in the lease is not readily determinable, we generally use our incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. We factor in publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Our ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

Our lease contracts often include lease and non-lease components. For our leases, we have elected the practical expedient offered by the standard to not separate lease from non-lease components and account for them as a single lease component.

We have elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

Asset Acquisition

We acquired an emerging technology startup company focused on the design of high-speed connectivity products in August 2019. The purchase price primarily included $2.5 million in cash paid at the closing, and up to $6.5 million in contingent consideration which is payable in set amounts upon meeting various milestones on dates from December 2021 through December 2023. As of September 30, 2019, we have accrued $1.3 million of the contingent consideration as that is the portion which is currently estimable and probable. The acquisition was accounted for as an asset purchase and accordingly we expensed $3.7 million of in-process research and development, recorded liabilities of approximately $1.5 million and recorded a long-term deferred tax asset of $0.3 million in the three months ended September 30, 2019.

2. Impact of Recently Adopted Accounting Pronouncements

On June 30, 2019, we adopted Accounting Standards Codification Topic 842, or ASC 842, Leases, which requires recognition of ROU assets and lease liabilities for most leases on our consolidated balance sheet. We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted by ASC 842. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption. We elected the package of practical expedients which allows us not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. We also elected the practical expedient to not separate lease and non-lease components for our leases, and to not recognize ROU assets and liabilities for short-term leases

The standard had a material impact on our condensed consolidated balance sheet but did not have a significant impact on our condensed consolidated statements of income or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

The adoption of this new standard at June 30, 2019, resulted in the following changes:

•	assets increased by $27.8 million, primarily representing the recognition of ROU assets for operating leases; and
•	liabilities increased by $28.4 million, primarily representing the recognition of lease liabilities for operating leases.

3. Revenue Recognition

We adopted Accounting Standards Codification Topic 606, or ASC 606, Revenue from Contracts with Customers, at the beginning of our fiscal 2019. Our revenue is primarily generated from the sale of application specific integrated circuit chips, or ASIC chips, either directly to a customer or to a distributor. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time we recognize revenue as the warranty is considered an assurance warranty and not a performance obligation. Non-product revenue is recognized over the same period of time such performance obligations are satisfied. We then select an appropriate method for measuring satisfaction of the performance obligations.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the revenue standard and are shown as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration. When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets. In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months upon completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. There was $1.0 million in contract assets recorded on the condensed consolidated balance sheets as of September 30, 2019 and $0.9 million as of June 30, 2019. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $6.4 million and $38.3 million, respectively, as of September 30, 2019, and $4.5 million and $47.5 million, respectively, as of June 30, 2019. Both contract liabilities and refund liabilities are presented as part of customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the three months ended September 30, 2019 and the three months ended September 30, 2018, we recognized $0.2 million and $0.4 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of September 30, 2019, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue. We have elected to continue to account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded as a selling, general and administrative expense in the condensed consolidated statements of income) are expensed when the product is shipped because such commissions are owed after shipment.

Revenue from contracts with customers disaggregated by geographic area based on customer location and groups of similar products is presented in Note 14 Segment, Customers, and Geographical Information.

4. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September 30,
	2019	2018
Numerator:
Net income	$4.0	$3.8
Denominator:
Shares, basic	33.0	35.1
Effect of dilutive share-based awards	0.6	1.0
Shares, diluted	33.6	36.1
Net income per share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

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

Dilutive net income per share amounts do not include the potential weighted average effect of 1,340,521 and 1,357,565 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 30, 2019 and 2018, respectively.  These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

5. Fair Value

Our financial assets, measured at fair value on a recurring basis under the fair value hierarchy, consisted of money market funds within level 1 financial assets and totaled $331.0 million and $313.7 million as of September 30, 2019 and June 30, 2019, respectively. These money market funds were included in cash and cash equivalents in our condensed consolidated balance sheets.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September 30,	June 30,
	2019	2019
Raw materials and work-in-progress	$72.1	$110.7
Finished goods	66.1	48.0
	$138.2	$158.7

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

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of September 30, 2019 and June 30, 2019 (in millions):

		September 30, 2019			June 30, 2019
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(155.9)	$8.1	$164.0	$(148.1)	$15.9
Audio and video technology	5.3	138.6	(56.1)	82.5	138.6	(49.4)	89.2
Customer relationships	4.1	81.8	(52.8)	29.0	81.8	(49.9)	31.9
Fingerprint authentication technology	Not applicable	—	—	—	47.2	(47.2)	—
Licensed technology and other	4.2	7.7	(4.1)	3.6	7.7	(3.6)	4.1
Patents	8.1	4.4	(2.2)	2.2	4.4	(2.0)	2.4
Tradename	7.0	1.8	(0.6)	1.2	1.8	(0.5)	1.3
Acquired intangibles, gross	4.9	$398.3	$(271.7)	$126.6	$445.5	$(300.7)	$144.8

The total amortization expense for the acquired intangible assets was $18.2 million and $20.0 million for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, $15.3 million and $17.0 million, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 30, 2019 (in millions):

Remainder of 2020	$33.2
2021	37.5
2022	32.9
2023	20.4
2024	2.5
2025	0.1
Future amortization	$126.6

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  There was no change in goodwill during the three months ended September 30, 2019.

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2026, some of which include options to extend the lease for up to 5 years. For the quarter ended September 30, 2019, the Company recorded approximately $2.3 million of operating lease expense. Our short-term leases are immaterial and we do not have finance leases.

As of  September 30, 2019, the components of leases and lease costs are as follows (in millions):

September 30,
2019
Operating lease right-of-use assets	$25.8
Operating lease liabilities	$8.4
Operating lease liabilities, long-term	17.8
Total operating lease liabilities	$26.2

Supplemental cash flow information related to leases is as follows (in millions):

Three Months Ended
September 30,
2019
Cash paid for operating leases included in operating cash flows	$2.3
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	2.0

As of September 30, 2019, the weighted average remaining lease term is 3.8 years, and the weighted average discount rate is 4.21%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2020	$7.0
2021	8.5
2022	5.7
2023	3.4
2024	2.0
Thereafter	1.7
Total future minimum operating lease payments	28.3
Less: interest	(2.1)
Total lease liabilities	$26.2

As of the beginning of our fiscal quarter ended September 30, 2019, our aggregate minimum rental commitments for future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2020	$7.4
2021	3.2
2022	0.9
2023	0.3
2024	0.1
Total future minimum operating lease payments	$11.9

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	September 30,	June 30,
	2019	2019
Customer Obligations	$44.7	$52.0
Inventory obligations	26.8	26.7
Operating lease liabilities	8.4	—
Warranty	4.0	4.0
Other	23.8	23.4
	$107.7	$106.1

Other long-term liabilities consisted of the following (in millions):

	September 30,	June 30,
	2019	2019
Income taxes payable, long-term	$16.4	$16.2
Operating lease liabilities, long-term	17.8	—
Other	15.0	14.1
	$49.2	$30.3

10. Indemnifications and Contingencies

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

The contractual interest expense and amortization of discount on the Notes for the three months ended September 30, 2019, were as follows (in millions):

Three Months Ended
September 30,
2019
Interest expense	$0.7
Amortization of discount and debt issuance costs	4.5
Total interest	$5.2

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of September 30, 2019 were $5.2 million and $47.0 million, respectively.

Revolving Credit Facility

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. The Agreement terminated our prior term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 30, 2019, there was no balance outstanding under the revolving credit facility.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.  The LIBOR index is expected to be discontinued at the end of 2021. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as approved by the Administrative Agent, which is currently anticipated to be Secured Overnight Financing Rate, or SOFR.

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

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September 30,
	2019	2018
Cost of revenue	$0.7	$0.9
Research and development	7.5	8.3
Selling, general, and administrative	3.0	7.5
Total	$11.2	$16.7
Income tax benefit on share-based compensation	$0.9	$2.7

Historically, we have issued new shares in connection with our share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Stock Options

Stock option activity were as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2019	1,191,929	$59.07
Granted	—	—
Exercised	(68,057)	24.54
Forfeited	(75,300)	65.02
Balance as of September 30, 2019	1,048,572	60.88	$1.0
Exercisable at September 30, 2019	1,034,044	61.01	$1.0

The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2019 of $39.62 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity were as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	1,878,853
Granted	200,417
Delivered	(183,256)
Forfeited	(106,072)
Balance as of September 30, 2019	1,789,942	$70.9

The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2019 of $39.62.

Of the shares delivered, 42,740 shares valued at $1.5 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our Amended and Restated 2010 Incentive Compensation Plan provides for the grant of MSU awards to our employees, consultants, and directors and our 2019 Inducement Equity Plan provides for the grant of MSU awards to certain of our employees. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers and other management members, which are designed to vest in three or four tranches with the target quantity for each tranche equal to one-third or one-fourth of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; the third tranche vests based on a three-year performance period; and the fourth tranche (in the case of four-year vesting) vests based on a four-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index, for grants made beginning in fiscal 2018, and relative to the Philadelphia Semiconductor Index, or SOX Index, for grants made prior to fiscal 2018. The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SPSISC Index TSR or SOX Index TSR using the following formula:

(100% + ([Synaptics TSR — {SPSISC Index TSR or SOX Index TSR}] x 2))

For MSUs vesting over three years, the payout for the first tranche and the second tranche will not exceed 100% and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche. For MSUs vesting over four years, the payout for the first tranche, the second tranche and the third tranche will not exceed 100% and the payout for the fourth tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the four-year performance period, less shares issued for the first tranche, the second tranche and the third tranche.

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

During the three months ended September 30, 2019, MSU activity and balances as of September 30, 2019 was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	210,732
Granted	185,982
Forfeited	(30,928)
Balance as of September 30, 2019	365,786	$14.5

The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2019 of $39.62.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $14.5 million as of September 30, 2019, which will be recognized over a weighted average period of approximately 1.6 years.

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

During the three months ended September 30, 2019, PSU activity and balances as of September 30, 2019 were as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	192,618
Forfeited	(29,095)
Balance as of September 30, 2019	163,523	$6.5

The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2019 of $39.62.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $1.3 million as of September 30, 2019, which will be recognized over a weighted average period of approximately 0.8 years.

Employee Stock Purchase Plan

There were no employee stock purchase plan purchases during the three-month period ended September 30, 2019.

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

The benefit for income taxes of $4.9 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2019 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign deemed-paid taxes, foreign income taxed at higher tax rates, and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits and foreign tax credits. The effective tax rate for the three months ended September 30, 2018, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and GILTI.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $1.2 million during the three months ended September 30, 2019, to $20.1 million from $18.9 million at June 30, 2019, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2019 were $1.7 million; this balance decreased by $0.2 million compared to June 30, 2019. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes includes an increase in our liability of up to $2.5 million.

In June 2019, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. As our tax filing position is consistent with the Treasury regulations, no adjustment to our financial statements is required. However, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2013 onward, we remain subject to examination by one or more of these jurisdictions. In August 2018, we received the revenue agent’s report resolving the fiscal 2014 and fiscal 2015 examination by the Internal Revenue Service with no material impact on our condensed consolidated financial statements. Our case was reviewed by the Joint Committee on Taxation, which concluded in September 2019 with no further impact to our condensed consolidated financial statements.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September 30,
	2019	2018
China	$176.8	$227.8
Taiwan	65.2	76.4
Japan	63.2	68.5
Other	16.5	15.4
South Korea	16.4	20.1
United States	1.8	9.4
	$339.9	$417.6

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September 30,
	2019	2018
Mobile product applications	$184.3	$262.7
PC product applications	67.8	68.6
IoT product applications	87.8	86.3
	$339.9	$417.6

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September 30,
	2019	2018
Customer A	12%	11%
Customer B	12%	*
Customer C	*	17%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September 30,	June 30,
	2019	2019
Customer A	19%	25%
Customer B	13%	*
Customer C	11%	16%

*	Less than 10%

15. Comprehensive Income

Our comprehensive income generally consists of net income plus the effect of unrealized gains and losses on our investments, primarily due to temporary changes in market value of certain of our auction rate securities, or ARS, investments. In addition, we recognize the noncredit portion of other-than-temporary impairment on debt securities in other comprehensive income. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

16. Restructuring Activities

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business. The costs for this restructuring activity primarily related to severance costs for a reduction in headcount and related costs. These activities were complete as of June 30, 2019. In June 2019, we committed to and initiated a restructuring action intended to reduce our operating cost structure further.  The costs for this restructuring action primarily related to severance costs for a reduction in headcount. Restructuring costs related to these fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of income. We expect to complete activities relating to the June 2019 restructuring action in the second quarter of fiscal 2020.

The restructuring liability for the fiscal 2019 initiated activity during fiscal 2019 and the three months ended September 30, 2019 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$17.7
Cash payments	(12.5)
Balance as of June 30, 2019	5.2
Accruals	6.6
Cash payments	(6.8)
Balance as of September 30, 2019	$5.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, Internet of Things, or IoT, products which include smart devices with voice, speech and video solutions, and other select electronic devices, including devices in automobiles, with our custom human interface solutions.  The solutions we deliver either contain or consist of our touch-, display driver-, fingerprint authentication-based-, voice and speech-, or video-semiconductor solutions, which include our chip, customer-specific firmware, and software.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia. With our expanding global presence, including offices in China, Hong Kong, India, Japan, Korea, Switzerland, Taiwan, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

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

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after our OEMs’ commitment to incorporate those solutions into their products. In addition, we expense in-process research and development projects acquired as asset acquisitions, which have not yet reached technological feasibility, and which have no alternative future use. We continue to commit to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

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

Interest and other expense, net, primarily reflects interest expense on our convertible notes as well as the amortization of debt issuance costs and discount on our convertible notes, partially offset by interest income earned on our cash and cash equivalents as well as impairment recovery on investments.

Equity investment loss includes amortization of intangible assets as well as our portion of the net loss reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2019, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Mobile product applications	$184.3	$262.7	$(78.4)	(29.8%)
PC product applications	67.8	68.6	(0.8)	(1.2%)
IoT product applications	87.8	86.3	1.5	1.7%
Net revenue	339.9	417.6	(77.7)	(18.6%)
Gross margin	126.2	140.9	(14.7)	(10.4%)
Operating expenses:
Research and development	86.0	90.0	(4.0)	(4.4%)
Selling, general, and administrative	27.5	33.9	(6.4)	(18.9%)
Acquired intangibles amortization	2.9	2.9	—	0.0%
Restructuring costs	6.6	8.3	(1.7)	(20.5%)
Operating income	3.2	5.8	(2.6)	(44.8%)
Interest and other expense, net	(3.6)	(1.9)	(1.7)	(89.5%)
Income/(loss) before provision/(benefit) for income taxes	(0.4)	3.9	(4.3)	(110.3%)
Provision/(benefit) for income taxes	(4.9)	(0.3)	(4.6)	(1533.3%)
Equity investment loss	(0.5)	(0.4)	(0.1)	(25.0%)
Net income	$4.0	$3.8	$0.2	5.3%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September 30,		Increase/
	2019	2018	(Decrease)
Mobile product applications	54.3%	62.9%	(8.6%)
PC product applications	19.9%	16.4%	3.5%
IoT product applications	25.8%	20.7%	5.1%
Net revenue	100.0%	100.0%	0.0%
Gross margin	37.1%	33.7%	3.4%
Operating expenses:
Research and development	25.3%	21.6%	3.7%
Selling, general, and administrative	8.1%	8.1%	0.0%
Acquired intangibles amortization	0.9%	0.7%	0.2%
Restructuring costs	1.9%	2.0%	(0.1%)
Operating income	0.9%	1.4%	(0.5%)
Interest and other expense, net	(1.1%)	(0.5%)	(0.6%)
Income/(loss) before provision/(benefit) for income taxes	(0.1%)	0.9%	(1.0%)
Provision/(benefit) for income taxes	(1.4%)	(0.1%)	(1.3%)
Equity investment loss	(0.1%)	(0.1%)	0.0%
Net income	1.2%	0.9%	0.3%

Net Revenue

Net revenue was $339.9 million for the three months ended September 30, 2019, compared with $417.6 million for the three months ended September 30, 2018, a decrease of $77.7 million, or 18.6%. Of this net revenue, $184.3 million, or 54.3%, was from Mobile product applications, $87.8 million, or 25.8%, was from IoT product applications, and $67.8 million, or 19.9%, was from PC product applications. The decrease in net revenue for the three months ended September 30, 2019 was primarily attributable to a decrease in net revenue from Mobile product applications and PC product applications, partially offset by an increase in net revenue from IoT product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 31.0%), partially offset by higher average selling prices for Mobile product applications. Net revenue from PC product applications decreased due to a decline in units sold for PC product applications, partially offset by higher average selling prices. Net revenue from IoT product applications increased as a result of a higher average selling prices for IoT product applications, partially offset by a decline in units sold.

Gross Margin

Gross margin as a percentage of net revenue was 37.1%, or $126.2 million, for the three months ended September 30, 2019, compared with 33.7%, or $140.9 million, for the three months ended September 30, 2018. The 340 basis point increase in gross margin for the three months ended September 30, 2019, was primarily due to a favorable product mix.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $4.0 million to $86.0 million for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The decrease in research and development expenses primarily reflected a net $2.6 million decrease in personnel-related costs which was due to a decrease in average headcount for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, as a result of restructuring activities to reduce operating costs; a $2.4 million decrease in infrastructure costs related to facilities; and a $1.8 million decrease in supplies and project specific costs, partially offset by acquired in-process research and development of $3.7 million. See Note 1 Basis of Presentation included in the condensed consolidated financial statements contained elsewhere in this Report. The decrease in personnel-related costs was partially offset by $2.5 million of retention program costs with key engineering and management employees designed to ensure operational continuity and support as we transition the company through senior level management and product focus changes.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $6.4 million to $27.5 million for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The decrease in selling, general, and administrative expenses primarily reflected a net $6.5 million decrease in personnel-related costs which was primarily due to a reduction in headcount as a result of restructuring activities to reduce operating costs. The decrease in personnel-related costs was partially offset by $1.3 million of retention program costs with key management employees designed to ensure operational continuity and support as we transition the company through senior level management and product focus changes.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs.  Restructuring costs of $6.6 million in the three months ended September 30, 2019 reflect severance costs for restructuring of our operations to reduce ongoing operating costs which commenced in the fourth quarter of fiscal 2019. The restructuring activities are expected to be complete in the second quarter of fiscal 2020. See Note 16 Restructuring Activities included in the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt, partially offset by interest income earned on our cash and cash equivalents as well as impairment recovery on investments. The $1.7 million increase in interest and other expense, net to $3.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a $2.8 million impairment recovery on investments recorded in the first quarter of fiscal 2019.

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

The benefit for income taxes of $4.9 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 30, 2019 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign deemed-paid taxes, foreign income taxed at higher tax rates, and GILTI, partially offset by the benefit of research credits and foreign tax credits. The effective tax rate for the three months ended September 30, 2018, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates, partially offset by foreign withholding taxes, nondeductible amortization, the impact of accounting for qualified stock options, and GILTI.

In June 2019, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. As our tax filing position is consistent with the Treasury regulations, no adjustment to our financial statements is required. However, due to the uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Liquidity and Capital Resources

Our cash and cash equivalents were $350.8 million as of September 30, 2019, compared with $327.8 million as of June 30, 2019, an increase of $23.0 million. The increase primarily reflected $47.3 million of net cash provided by operating activities, partially offset by $17.0 million used to repurchase 555,663 shares of our common stock, $5.0 million used for the purchase of property and equipment and $2.5 million used for an asset acquisition completed in August 2019. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings. As of September 30, 2019, $133.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 30, 2019 generated $47.3 million compared with $4.6 million net cash generated during the three months ended September 30, 2018. For the three months ended September 30, 2019, the primary operating activities were adjustments for non-cash charges of $43.0 million and a net change in operating assets and liabilities of $0.3 million. The net change in operating assets and liabilities was primarily attributable to a $20.5 million decrease in inventory, partially offset by a $9.4 million decrease in income taxes payable and a $9.2 million decrease in other accrued liabilities. From June 30, 2019 to September 30, 2019, our days sales outstanding decreased from 70 days to 61 days due to a larger percentage of the quarter’s net revenue occurring late in the June 30, 2019 quarter compared with a smaller percentage of the quarter’s net revenue occurring late in the September 30, 2019 quarter. Our annual inventory turns increased from five to six.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 30, 2019 consisted of $5.0 million for purchases of property and equipment and $2.5 million used for an asset acquisition completed in August 2019.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 30, 2019 was $16.8 million compared with $38.2 million provided by financing activities for the three months ended September 30, 2018. Net cash used in financing activities for the three months ended September 30, 2019 was primarily related to $17.0 million used to repurchase 555,663 shares of our common stock.

Common Stock Repurchase Program. As of September 30, 2019, our board has cumulatively authorized $1.4 billion for our common stock repurchase program, which will expire in July 2021. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 30, 2019, we purchased 31,489,876 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the three months ended September 30, 2019, we repurchased 555,663 shares of our common stock for a total cost of $17.0 million. As of September 30, 2019, the remaining available authorization under our common stock repurchase program was $190.6 million.

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which included proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, retire our outstanding bank debt, and provide additional cash resources to fund the acquisition of Conexant Systems, LLC and the assets of Marvell Technology Group, Ltd.’s multimedia solutions business.

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

Bank Credit Facility. We have a $200.0 million revolving credit facility, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the revolving credit facility, or the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 30, 2019, there was no balance outstanding under the revolving credit facility.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans.  We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as approved by the Administrative Agent, which is currently anticipated to be SOFR.

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

$100 Million Shelf Registration. We have registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares will generally be freely tradeable after their issuance under the Securities Act unless held by an affiliate of the Company, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 of the Securities Act.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 30, 2019 were as follows (in millions):

	Remaining in Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Thereafter	Total
Long-term debt (1)	$2.6	$2.6	$527.6	$—	$—	$—	$532.8
Leases	7.0	8.5	5.7	3.4	2.0	1.7	28.3
Purchase obligations and other commitments (2)	43.6	13.0	—	—	—	—	56.6
Transition tax payable (3)	0.9	0.9	0.9	1.8	2.4	3.0	9.9
Total	$54.1	$25.0	$534.2	$5.2	$4.4	$4.7	$627.6
(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the tax amount for the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $20.1 million. As of September 30, 2019, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

We adopted Accounting Standards Codification, or ASC, Topic 842, Leases, on the first day of the first quarter of fiscal 2020, or June 30, 2019.  As a result, we have enhanced our processes and controls to address the new lease standard.  Other than that, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.4 billion for our common stock repurchase program, which expires at the end of July 2021. As of September 30, 2019, the remaining amount authorized for the repurchase of our common stock was $190.6 million.  During the three-month period ended September 30, 2019, repurchases under our common stock repurchase program were as follows:

			Total	Maximum Dollar
			Number of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 30, 2019 - July 27, 2019	555,663	$30.58	555,663	$190,605,676
July 28, 2019 - August 24, 2019	—		—	190,605,676
August 25, 2019 - September 28, 2019	—		—	190,605,676
Total	555,663

ITEM 6. EXHIBITS

10.1*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston

10.2 (a)*	Synaptics Incorporated 2019 Inducement Equity Plan (1)

10.2 (b)*	Form of Restricted Stock Unit Inducement Award Agreement (1)

10.2 (c)*	Form of Market Stock Unit Inducement Award Agreement (1)

10.2 (d)*	Form of Performance Stock Unit Inducement Award Agreement (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to the registrant’s Form S-8 as filed with the Securities and Exchange Commission on August 16, 2019.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 7, 2019	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: November 7, 2019	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: November 7, 2019	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer