Form 10-Q
period 2019-12-28
SYNAPTICS Inc
filed 2020-02-06
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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

Number of shares of Common Stock outstanding at January 31, 2020: 33,940,408

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 28, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December 31,	June 30,
	2019	2019
ASSETS
Current Assets:
Cash and cash equivalents	$424.8	$327.8
Accounts receivable, net of allowances of $1.7 at December 31, 2019 and $2.1 at June 30, 2019	246.4	230.0
Inventories	82.1	158.7
Current assets held for sale	21.0	-
Prepaid expenses and other current assets	16.5	14.6
Total current assets	790.8	731.1
Property and equipment at cost, net of accumulated depreciation of $134.2 and $133.1 at December 31, 2019 and June 30, 2019, respectively	87.7	103.0
Non-current assets held for sale	16.1	—
Goodwill	362.8	372.8
Acquired intangibles, net	115.5	144.8
Non-current other assets	84.3	58.1
	$1,457.2	$1,409.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88.9	$98.3
Accrued compensation	45.5	30.4
Income taxes payable	17.5	19.1
Other accrued liabilities	87.6	106.1
Total current liabilities	239.5	253.9
Convertible notes, net	477.4	468.3
Other long-term liabilities	49.0	30.3
Total liabilities	765.9	752.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 65,388,813 and 64,283,948 shares issued, and 33,898,937 and 33,349,735 shares outstanding, at December 31, 2019 and June 30, 2019, respectively	0.1	0.1
Additional paid-in capital	1,294.2	1,266.1
Treasury stock: 31,489,876 and 30,934,213 common treasury shares at December 31, 2019 and June 30, 2019, respectively, at cost	(1,209.4)	(1,192.4)
Retained earnings	606.4	583.5
Total stockholders' equity	691.3	657.3
	$1,457.2	$1,409.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenue	$388.3	$425.5	$728.2	$843.1
Cost of revenue	229.0	275.7	442.7	552.4
Gross margin	159.3	149.8	285.5	290.7
Operating expenses:
Research and development	77.0	84.2	163.0	174.3
Selling, general, and administrative	31.5	35.6	59.0	69.4
Acquired intangibles amortization	3.0	2.9	5.9	5.8
Restructuring costs	13.3	2.1	19.9	10.4
Total operating expenses	124.8	124.8	247.8	259.9
Operating income	34.5	25.0	37.7	30.8
Interest and other expense, net	(2.3)	(4.3)	(5.9)	(6.2)
Income/(loss) before provision/(benefit) for income taxes and equity investment loss	32.2	20.7	31.8	24.6
Provision/(benefit) for income taxes	12.0	7.5	7.1	7.2
Equity investment loss	(0.4)	(0.4)	(0.9)	(0.8)
Net income	$19.8	$12.8	$23.8	$16.6
Net income per share:
Basic	$0.59	$0.37	$0.72	$0.48
Diluted	$0.58	$0.36	$0.70	$0.47
Shares used in computing net income per share:
Basic	33.5	34.5	33.2	34.8
Diluted	34.4	35.1	34.1	35.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$19.8	$12.8	$23.8	$16.6
Other comprehensive income:
Change in unrealized net gain on investment	—	—	—	(1.5)
Comprehensive income	$19.8	$12.8	$23.8	$15.1

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2019, as reported	64,283,948	$0.1	$1,266.1	$(1,192.4)	$583.5	$657.3
Cumulative effect of changes in accounting principles	—	—	—	—	(0.9)	$(0.9)
Balance at June 30, 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	582.6	656.4
Net income	—	—	—	—	4.0	4.0
Issuance of common stock for share- based award compensation plans	209,110	—	1.7	—	—	1.7
Payroll taxes for deferred stock units	—	—	(1.5)	—	—	(1.5)
Purchases of treasury stock	—	—	—	(17.0)	—	(17.0)
Share-based compensation	—	—	11.2	—	—	11.2
Balance at September 30, 2019	64,493,058	0.1	1,277.5	(1,209.4)	586.6	654.8
Net income	—	—	—	—	19.8	19.8
Issuance of common stock for share- based award compensation plans	895,755	—	11.8	—	—	11.8
Payroll taxes for deferred stock units	—	—	(7.2)	—	—	(7.2)
Share-based compensation	—	—	12.1	—	—	12.1
Balance at December 31, 2019	65,388,813	$0.1	$1,294.2	$(1,209.4)	$606.4	$691.3

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 30, 2018	62,889,679	$0.1	$1,195.2	$(1,073.9)	$1.5	$606.4	$729.3
Net income	—	—	—	—	—	3.8	3.8
Other comprehensive income	—	—	—	—	(1.5)	—	(1.5)
Issuance of common stock for share- based award compensation plans	140,379	—	2.1	—	—	—	2.1
Payroll taxes for deferred stock units	—	—	(0.9)	—	—	—	(0.9)
Purchases of treasury stock	—	—	—	(39.4)	—	—	(39.4)
Share-based compensation	—	—	16.7	—	—	—	16.7
Balance at September 30, 2018	63,030,058	0.1	1,213.1	(1,113.3)	—	610.2	710.1
Net income	—	—	—	—	—	12.8	12.8
Issuance of common stock for share- based award compensation plans	773,486	—	9.3	—	—	—	9.3
Payroll taxes for deferred stock units	—	—	(6.3)	—	—	—	(6.3)
Purchases of treasury stock	—	—	—	(37.9)	—	—	(37.9)
Share-based compensation	—	—	16.2	—	—	—	16.2
Balance at December 31, 2018	63,803,544	$0.1	$1,232.3	$(1,151.2)	$—	$623.0	$704.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net income	$23.8	$16.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	23.3	32.9
Depreciation and amortization	15.3	19.2
Acquired intangibles amortization	29.3	38.0
Deferred taxes	—	(4.5)
Amortization of convertible debt discount and issuance costs	9.1	8.7
Amortization of debt issuance costs	0.2	0.3
Impairment recovery on investments	—	(2.8)
Acquired in-process research and development	3.7	—
Arbitration settlement	—	(1.9)
Equity investment loss	0.9	0.8
Foreign currency remeasurement loss	(0.3)	0.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(16.4)	(31.7)
Inventories	55.6	(14.5)
Prepaid expenses and other current assets	(2.5)	(17.0)
Other assets	0.8	2.6
Accounts payable	(7.4)	19.5
Accrued compensation	15.1	(2.2)
Acquisition-related liabilities	—	(6.8)
Income taxes payable	(0.5)	(0.4)
Other accrued liabilities	(30.0)	6.5
Net cash provided by operating activities	120.0	63.5
Cash flows from investing activities
Purchase of in-process research and development	(2.5)	—
Proceeds from sales of investments	—	2.8
Purchases of property and equipment	(8.2)	(11.2)
Net cash used in investing activities	(10.7)	(8.4)
Cash flows from financing activities
Purchases of treasury stock	(17.0)	(77.3)
Proceeds from issuance of shares	13.5	11.4
Payroll taxes for deferred stock and market stock units	(8.7)	(7.2)
Net cash used in financing activities	(12.2)	(73.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase/(decrease) in cash and cash equivalents	97.0	(18.0)
Cash and cash equivalents at beginning of period	327.8	301.0
Cash and cash equivalents at end of period	$424.8	$283.0

Supplemental disclosures of cash flow information
Cash paid for taxes	$7.9	$14.3
Cash refund on taxes	$1.3	$5.2
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1.9	$2.8

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2020 is a 52-week period ending June 27, 2020, and our fiscal 2019 was a 52-week period ending on June 29, 2019. The fiscal periods presented in this report are 13- and 26-weeks for the three and six months ended December 28, 2019, and December 29, 2018. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in net losses of $0.4 million and net gains of $0.1 million in the three and six months ended December 31, 2019, respectively, and net losses of $0.2 million and $0.6 million for the three and six months ended December 31, 2018, respectively.

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

Asset Acquisition

We acquired an emerging technology startup company focused on the design of high-speed connectivity products in August 2019. The purchase price primarily included $2.5 million in cash paid at the closing, and up to $6.5 million in contingent consideration which is payable in set amounts upon meeting various milestones on dates from December 2021 through December 2023. As of December 31, 2019, we have accrued $1.3 million of the contingent consideration as that is the portion which is currently estimable and probable. The acquisition was accounted for as an asset purchase and accordingly we expensed $3.7 million of in-process research and development, recorded liabilities of approximately $1.5 million and recorded a long-term deferred tax asset of $0.3 million in the six months ended December 31, 2019.

Divestiture

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our LCD Touch Controller and Display Driver Integration product line, or TDDI, for LCD mobile displays. We will retain our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. Subject to certain post-closing adjustments and indemnification obligations, the aggregate consideration payable by the buyer will be $120.0 million in cash, the dollar value of specified inventory at a purchase price of standard cost plus 5% in cash, and the assumption of certain liabilities as set forth in the asset purchase agreement. The transaction is expected to close in the fourth quarter of fiscal 2020, subject to satisfaction of certain closing conditions. The assets to be sold under the asset purchase agreement, have a carrying value of approximately $37.1 million as of December 31, 2019, and have been included as $21.0 million of current assets held for sale and $16.1 million of non-current assets held for sale in our condensed consolidated balance sheets.

2. Impact of Recently Adopted Accounting Pronouncements

On June 30, 2019, we adopted Accounting Standards Codification Topic 842, or ASC 842, Leases, which requires recognition of ROU assets and lease liabilities for most leases on our consolidated balance sheet. We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted by ASC 842. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption. We elected the package of practical expedients which allows us not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. We also elected the practical expedient to not separate lease and non-lease components for our leases, and to not recognize ROU assets and liabilities for short-term leases.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the revenue standard, and are shown as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration. When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets. In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangements to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. There were $0.8 million in contract assets recorded on the condensed consolidated balance sheets as of December 31, 2019 and $0.9 million as of June 30, 2019. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $5.9 million and $21.4 million, respectively, as of December 31, 2019, and $4.5 million and $47.5 million, respectively, as of June 30, 2019. Both contract liabilities and refund liabilities are presented as part of customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the six months ended December 31, 2019, and the six months ended December 31, 2018, we recognized $0.3 million in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of December 31, 2019, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue. We have elected to continue to account for collection of all taxes on a net basis.

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

4. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator:
Net income	$19.8	$12.8	$23.8	$16.6
Denominator:
Shares, basic	33.5	34.5	33.2	34.8
Effect of dilutive share-based awards	0.9	0.6	0.9	0.8
Shares, diluted	34.4	35.1	34.1	35.6
Net income per share:
Basic	$0.59	$0.37	$0.72	$0.48
Diluted	$0.58	$0.36	$0.70	$0.47

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

Dilutive net income per share amounts do not include the potential weighted average effect of 775,347 and 1,736,456 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 31, 2019 and 2018, respectively, and 1,074,778 and 1,426,365 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 31, 2019 and 2018, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

5. Fair Value

Our financial assets, measured at fair value on a recurring basis under the fair value hierarchy, consisted of money market funds within level 1 financial assets and totaled $400.9 million and $313.7 million as of December 31, 2019 and June 30, 2019, respectively. These money market funds were included in cash and cash equivalents in our condensed consolidated balance sheets.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December 31,	June 30,
	2019	2019
Raw materials and work-in-progress	$52.3	$110.7
Finished goods	29.8	48.0
	$82.1	$158.7

We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations, or other factors. As of December 31, 2019, we transferred $20.9 million of inventory to current assets held for sale. See Note 1 Basis of presentation under the heading Divestiture included in the condensed consolidated financial statements contained elsewhere in this Report.

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of December 31, 2019 and June 30, 2019 (in millions):

		December 31, 2019			June 30, 2019
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(156.7)	$7.3	$164.0	$(148.1)	$15.9
Audio and video technology	5.3	138.6	(62.9)	75.7	138.6	(49.4)	89.2
Customer relationships	4.1	81.8	(55.7)	26.1	81.8	(49.9)	31.9
Fingerprint authentication technology	Not applicable	—	—	—	47.2	(47.2)	—
Licensed technology and other	4.2	7.7	(4.6)	3.1	7.7	(3.6)	4.1
Patents	8.1	4.4	(2.3)	2.1	4.4	(2.0)	2.4
Tradename	7.0	1.8	(0.6)	1.2	1.8	(0.5)	1.3
Acquired intangibles, gross	3.1	$398.3	$(282.8)	$115.5	$445.5	$(300.7)	$144.8

The total amortization expense for the acquired intangible assets was $11.1 million and $18.0 million for the three months ended December 31, 2019 and 2018, respectively, and $29.3 million and $38.0 million for the six months ended December 31, 2019 and 2018, respectively. During the three months ended December 31, 2019 and 2018, $8.2 million and $15.1 million, respectively, and $23.5 million and $32.1 million for the six months ended December 31, 2019 and 2018, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of December 31, 2019 (in millions):

Remainder of 2020	$22.1
2021	37.5
2022	32.9
2023	20.4
2024	2.5
2025	0.1
Future amortization	$115.5

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  There was no change in goodwill during the six months ended December 31, 2019.

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2026, some of which include options to extend the lease for up to 5 years. For the six months ended December 31, 2019, we recorded approximately $4.7 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of December 31, 2019, the components of leases and lease costs are as follows (in millions):

December 31,
2019
Operating lease right-of-use assets	$24.8
Operating lease liabilities	$8.3
Operating lease liabilities, long-term	16.8
Total operating lease liabilities	$25.1

Supplemental cash flow information related to leases is as follows (in millions):

Six Months Ended
December 31,
2019
Cash paid for operating leases included in operating cash flows	$4.7
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	1.5

As of December 31, 2019, the weighted average remaining lease term is 3.8 years, and the weighted average discount rate is 4.21%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2020	$4.7
2021	8.6
2022	5.8
2023	3.7
2024	2.5
Thereafter	1.8
Total future minimum operating lease payments	27.1
Less: interest	(2.0)
Total lease liabilities	$25.1

As of the beginning of our fiscal quarter ended September 30, 2019, our aggregate minimum rental commitments for future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2020	$7.4
2021	3.2
2022	0.9
2023	0.3
2024	0.1
Total future minimum operating lease payments	$11.9

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	December 31,	June 30,
	2019	2019
Customer Obligations	$27.3	$52.0
Inventory obligations	27.1	26.7
Operating lease liabilities	8.3	—
Warranty	4.0	4.0
Other	20.9	23.4
	$87.6	$106.1

Other long-term liabilities consisted of the following (in millions):

	December 31,	June 30,
	2019	2019
Income taxes payable, long-term	$17.1	$16.2
Operating lease liabilities, long-term	16.8	—
Other	15.1	14.1
	$49.0	$30.3

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

The contractual interest expense and amortization of discount on the Notes for the six months ended December 31, 2019, were as follows (in millions):

Six Months Ended
December 31,
2019
Interest expense	$1.3
Amortization of discount and debt issuance costs	9.1
Total interest	$10.4

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of December 31, 2019, were $4.8 million and $42.8 million, respectively.

Revolving Credit Facility

In September 2017, we entered into an Amendment and Restatement Agreement, or the Agreement, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. The Agreement terminated our prior term loan arrangement and provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 31, 2019, there was no balance outstanding under the revolving credit facility.

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

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of revenue	$0.6	$0.8	$1.3	$1.7
Research and development	8.1	8.5	15.6	16.8
Selling, general, and administrative	6.4	6.9	9.4	14.4
Total	$15.1	$16.2	$26.3	$32.9
Income tax expense/(benefit) on share-based compensation	$(1.8)	$0.3	$(2.7)	$(2.4)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

Three Months Ended
December 31,
2019
Cost of revenue	$0.1
Research and development	2.5
Selling, general, and administrative	0.4
Total	$3.0

Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

New Share-Based Compensation Plans

On October 29, 2019, our stockholders approved: (i) our 2019 Equity and Incentive Compensation Plan, or the 2019 Incentive Plan, to replace our Amended and Restated 2010 Incentive Compensation Plan, and (ii) our 2019 Employee Stock Purchase Plan, or the 2019 ESPP, to replace our Amended and Restated 2010 Employee Stock Purchase Plan. Upon approval of the 2019 Incentive Plan, new awards are no longer issued under the replaced share-based compensation plan. Awards outstanding at October 29, 2019 under our prior share-based compensation plans were not impacted by the approval of the 2019 Incentive Plan and continue to remain outstanding by their terms under the applicable share-based compensation plan.

The 2019 Incentive Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, cash incentive awards, performance shares, performance units, and other stock-based awards.  The number of shares approved by stockholders under the 2019 Incentive Plan was 1,230,000. The 2019 ESPP authorizes the company to provide eligible employees with an opportunity to acquire an equity interest in the company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

Effective August 19, 2019, we adopted the 2019 Inducement Equity Plan. 650,000 shares of our common stock have been reserved for issuance under the 2019 Inducement Equity Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The 2019 Inducement Equity Plan is intended to comply with Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules, which provide an exception to the Nasdaq Stock Market Listing Rules’ on the shareholder approval requirement for the issuance of securities with regards to grants to employees of the Company or its subsidiaries as an inducement material to such individuals entering into employment with the Company or its subsidiaries. An individual is eligible to receive an award under the 2019 Inducement Equity Plan only if he or she was not previously an employee or director of our company (or is returning to work after a bona-fide period of non-employment), and an award under the 2019 Inducement Equity Plan is a material inducement for him or her to accept employment with our company.

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2019	1,191,929	$59.07
Granted	—	—
Exercised	(180,278)	34.43
Forfeited	(99,108)	69.18
Balance as of December 31, 2019	912,543	62.84	$8.7
Exercisable at December 31, 2019	906,030	62.93	$8.6

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2019 of $66.89 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	1,878,853
Granted	600,711
Delivered	(780,121)
Forfeited	(225,320)
Balance as of December 31, 2019	1,474,123	$98.6

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2019 of $66.89.

Of the shares delivered, 184,466 shares valued at $7.4 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our 2019 Incentive Plan and our Amended and Restated 2010 Incentive Compensation Plans provide for the grant of MSU awards to our employees, consultants, and directors, and our 2019 Inducement Equity Plan provides for the grant of MSU awards to certain of our employees. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers and other management members under our Amended and Restated 2010 Incentive Compensation Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three or four tranches with the target quantity for each tranche equal to one-third or one-fourth of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; the third tranche vests based on a three-year performance period; and the fourth tranche (in the case of four-year vesting) vests based on a four-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index, for grants made beginning in fiscal 2018, and relative to the Philadelphia Semiconductor Index, or SOX Index, for grants made prior to fiscal 2018. The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the SPSISC Index TSR or SOX Index TSR using the following formula:

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

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	210,732
Granted	328,599
Performance adjustment	(58,707)
Delivered	(23,018)
Forfeited	(54,774)
Balance as of December 31, 2019	402,832	$26.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2019 of $66.89.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $19.4 million as of December 31, 2019, which will be recognized over a weighted average period of approximately 1.8 years.

Performance Stock Units

Our 2019 Incentive Plan and our Amended and Restated 2010 Incentive Compensation Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members under our Amended and Restated 2010 Incentive Compensation Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. The grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of non-GAAP earnings per share. The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our non-GAAP earnings per share equals greater than 65% of the target with a maximum payout achieved at 135% of target.

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

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	192,618
Awarded	328,023
Performance adjustment	(10,242)
Released	(61,668)
Forfeited	(70,441)
Balance as of December 31, 2019	378,290	$25.3

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2019 of $66.89.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $21.0 million as of December 31, 2019, which will be recognized over a weighted average period of approximately 1.7 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $62.02 per unit at December 31, 2019 and our accrued liability for such units was $3.0 million.

Phantom stock activity was as follows:

		Aggregate
	Phantom	Intrinsic
	Stock Units	Value
	Outstanding	(in millions)
Granted	953,305
Forfeited	(45,496)
Balance as of December 31, 2019	907,809	$60.7

The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2019 of $66.89.

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $53.3 million as of December 31, 2019, which will be recognized over a weighted average period of approximately 2.8 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six months ended December 31, 2019 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	275,473
Weighted average purchase price	$25.86
Cash received	$7.1
Aggregate intrinsic value	$9.5

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

The provision for income taxes of $12.0 million and $7.5 million for the three months ended December 31, 2019 and 2018, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2019 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits, foreign tax credits and income taxed at lower tax rates. The effective tax rate for the three months ended December 31, 2018, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates.

The provision for income taxes of $7.1 million and $7.2 million for the six months ended December 31, 2019 and 2018, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2019 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes and GILTI, partially offset by the benefit of research credits, foreign tax credits and foreign income taxed at lower tax rates. The effective tax rate for the six months ended December 31, 2018, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $1.9 million during the six months ended December 31, 2019, to $20.8 million from $18.9 million at June 30, 2019, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2019 were $1.9 million; this balance changed less than $0.1 million compared to June 30, 2019. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes includes an increase in our liability of up to $2.6 million.

In June 2019, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. As our tax filing position is consistent with the Treasury regulations, no adjustment to our financial statements is required. However, due to uncertainties with respect to the ultimate resolution of this case, we will continue to monitor developments in this case.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
China	$138.2	$251.7	$315.0	$479.5
Japan	149.5	78.0	212.7	146.5
Taiwan	56.4	61.0	121.6	137.4
South Korea	21.6	11.7	38.0	31.8
Other	20.5	13.9	37.0	29.3
United States	2.1	9.2	3.9	18.6
	$388.3	$425.5	$728.2	$843.1

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Mobile product applications	$217.7	$274.4	$402.0	$537.1
PC product applications	81.6	63.9	149.4	132.5
IoT product applications	89.0	87.2	176.8	173.5
	$388.3	$425.5	$728.2	$843.1

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Customer A	21%	*	15%	*
Customer B	13%	*	11%	*
Customer C	*	20%	*	19%
Customer D	*	14%	*	12%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December 31,	June 30,
	2019	2019
Customer A	21%	*
Customer B	16%	*
Customer C	11%	25%
Customer D	*	16%

*	Less than 10%

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

16. Restructuring Activities

In November 2019, we committed to and initiated activities to restructure and further improve efficiencies in our operational activities to align our cost structure consistent with our revenue levels. Restructuring costs related to the November 2019 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income. These costs related to severance costs for a reduction in headcount. The activities relating to the November 2019 restructuring action are expected to be complete by the end of fiscal 2020. The restructuring liability activities relating to the November 2019 initiated activity during fiscal 2020 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$13.3
Cash payments	(5.7)
Balance as of December 31, 2019	$7.6

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business. The costs for this restructuring activity primarily related to severance costs for a reduction in headcount and related costs. These activities were complete as of June 30, 2019. In June 2019, we committed to and initiated a restructuring action intended to reduce our operating cost structure further. The costs for this restructuring action primarily related to severance costs for a reduction in headcount. Restructuring costs related to these fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income. The activities relating to the June 2019 restructuring action are complete as of December 31, 2019.

The restructuring liability for the fiscal 2019 initiated activity during fiscal 2019 and the six months ended December 31, 2019 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$17.7
Cash payments	(12.5)
Balance as of June 30, 2019	5.2
Accruals	7.5
Cash payments	(11.1)
Balance as of December 31, 2019	$1.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 28, 2019 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after our OEMs’ commitment to incorporate those solutions into their products. In addition, we expense in-process research and development projects acquired as asset acquisitions, which have not yet reached technological feasibility, and which have no foreseeable alternative future use. We continue to commit to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

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

Divestiture

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our LCD Touch Controller and Display Driver Integration, or TDDI, product line for LCD mobile displays. We will retain our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. Subject to certain post-closing adjustments and indemnification obligations, the aggregate consideration payable by the buyer will be $120.0 million in cash, the dollar value of specified inventory at a purchase price of standard cost plus 5% in cash, and the assumption of certain liabilities, as set forth in the asset purchase agreement. The transaction is expected to close in the fourth quarter of fiscal 2020, subject to satisfaction of certain closing conditions.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2019, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Mobile product applications	$217.7	$274.4	$(56.7)	(20.7%)	$402.0	$537.1	$(135.1)	(25.2%)
PC product applications	81.6	63.9	17.7	27.7%	149.4	132.5	16.9	12.8%
IoT product applications	89.0	87.2	1.8	2.1%	176.8	173.5	3.3	1.9%
Net revenue	388.3	425.5	(37.2)	(8.7%)	728.2	843.1	(114.9)	(13.6%)
Gross margin	159.3	149.8	9.5	6.3%	285.5	290.7	(5.2)	(1.8%)
Operating expenses:
Research and development	77.0	84.2	(7.2)	(8.6%)	163.0	174.3	(11.3)	(6.5%)
Selling, general, and administrative	31.5	35.6	(4.1)	(11.5%)	59.0	69.4	(10.4)	(15.0%)
Acquired intangibles amortization	3.0	2.9	0.1	3.4%	5.9	5.8	0.1	1.7%
Restructuring costs	13.3	2.1	11.2	533.3%	19.9	10.4	9.5	91.3%
Operating income	34.5	25.0	9.5	38.0%	37.7	30.8	6.9	22.4%
Interest and other expense, net	(2.3)	(4.3)	2.0	46.5%	(5.9)	(6.2)	0.3	4.8%
Income/(loss) before provision/ (benefit) for income taxes	32.2	20.7	11.5	55.6%	31.8	24.6	7.2	29.3%
Provision/(benefit) for income taxes	12.0	7.5	4.5	60.0%	7.1	7.2	(0.1)	(1.4%)
Equity investment loss	(0.4)	(0.4)	-	0.0%	(0.9)	(0.8)	(0.1)	(12.5%)
Net income	$19.8	$12.8	$7.0	54.7%	$23.8	$16.6	$7.2	43.4%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December 31,		Increase/	December 31,		Increase/
	2019	2018	(Decrease)	2019	2018	(Decrease)
Mobile product applications	56.1%	64.5%	(8.4%)	55.2%	63.7%	(8.5%)
PC product applications	21.0%	15.0%	6.0%	20.5%	15.7%	4.8%
IoT product applications	22.9%	20.5%	2.4%	24.3%	20.6%	3.7%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	41.0%	35.2%	5.8%	39.2%	34.5%	4.7%
Operating expenses:
Research and development	19.8%	19.8%	0.0%	22.4%	20.7%	1.7%
Selling, general, and administrative	8.1%	8.4%	(0.3%)	8.1%	8.2%	(0.1%)
Acquired intangibles amortization	0.8%	0.7%	0.1%	0.8%	0.7%	0.1%
Restructuring costs	3.4%	0.5%	2.9%	2.7%	1.2%	1.5%
Operating income	8.9%	5.9%	3.0%	5.2%	3.7%	1.5%
Interest and other expense, net	(0.6%)	(1.0%)	0.4%	(0.8%)	(0.7%)	(0.1%)
Income/(loss) before provision/ (benefit) for income taxes	8.3%	4.9%	3.4%	4.4%	2.9%	1.5%
Provision/(benefit) for income taxes	3.1%	1.8%	1.3%	1.0%	0.9%	0.1%
Equity investment loss	(0.1%)	(0.1%)	0.0%	(0.1%)	(0.1%)	0.0%
Net income	5.1%	3.0%	2.1%	3.3%	2.0%	1.3%

Net Revenue

Net revenue was $388.3 million for the three months ended December 31, 2019, compared with $425.5 million for the three months ended December 31, 2018, a decrease of $37.2 million, or 8.7%. Of this net revenue, $217.7 million, or 56.1%, was from Mobile product applications, $89.0 million, or 22.9%, was from IoT product applications, and $81.6 million, or 21.0%, was from PC product applications. The decrease in net revenue for the three months ended December 31, 2019 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from PC product applications and IoT product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 18.4%) as well as slightly lower average selling prices for Mobile product applications. Net revenue from PC product applications increased due to a growth in units sold (which increased 13.9%) for PC product applications as well as higher average selling prices (which increased 12.1%). Net revenue from IoT product applications increased as a result of an increase in units sold, partially offset by lower average selling prices for IoT product applications.

Net revenue was $728.2 million for the six months ended December 31, 2019, compared with $843.1 million for the six months ended December 31, 2018, a decrease of $114.9 million, or 13.6%. Of this net revenue, $402.0 million, or 55.2%, was from Mobile product applications, $176.8 million, or 24.3%, was from IoT product applications, and $149.4 million, or 20.5%, was from PC product applications. The decrease in net revenue for the six months ended December 31, 2019 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from PC product applications and IoT product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 24.9%) as well as slightly lower average selling prices for Mobile product applications. Net revenue from PC product applications increased due to higher average selling prices (which increased 12.8%). Net revenue from IoT product applications increased as a result of an increase in units sold, partially offset by lower average selling prices for IoT product applications.

Gross Margin

Gross margin as a percentage of net revenue was 41.0%, or $159.3 million, for the three months ended December 31, 2019, compared with 35.2%, or $149.8 million, for the three months ended December 31, 2018. The 580 basis point increase in gross margin for the three months ended December 31, 2019, was primarily due to a favorable product mix and a $6.9 million decrease in amortization for amortizable intangibles which are now fully amortized.

Gross margin as a percentage of net revenue was 39.2%, or $285.5 million, for the six months ended December 31, 2019, compared with 34.5%, or $290.7 million, for the six months ended December 31, 2018. The 470 basis point increase in gross margin for the six months ended December 31, 2019, was primarily due to a favorable product mix and a $8.6 million decrease in amortization for amortizable intangibles which are now fully amortized.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $7.2 million to $77.0 million for the three months ended December 31, 2019, compared with the three months ended December 31, 2018. The decrease in research and development expenses primarily reflected a net $1.9 million decrease in personnel-related costs, which was due to a decrease in average headcount for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, as a result of restructuring activities to reduce operating costs; a $1.9 million decrease in infrastructure costs related to facilities; a $1.8 million decrease in non-employee services; and a $1.0 million decrease in travel related costs. The decrease in personnel-related costs was partially offset by $2.0 million of retention program costs with key engineering and management employees designed to ensure operational continuity and support as we transition the company through senior level management and product focus changes.

Research and development expenses decreased $11.3 million to $163.0 million for the six months ended December 31, 2019, compared with the six months ended December 31, 2018. The decrease in research and development expenses primarily reflected a net $3.7 million decrease in personnel-related costs which was due to a decrease in average headcount for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018, as a result of restructuring activities to reduce operating costs; a $3.0 million decrease in non-employee services; a $2.6 million decrease in infrastructure costs related to facilities; a $2.1 million decrease in project related costs; a $1.7 million decrease in travel related costs; and a $1.2 million decrease in software licensing and maintenance costs. The decrease in personnel-related costs was partially offset by $4.4 million of retention program costs with key engineering and management employees designed to ensure operational continuity and support as we transition the company through senior level management and product focus changes.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $4.1 million to $31.5 million for the three months ended December 31, 2019, compared with the three months ended December 31, 2018. The decrease in selling, general, and administrative expenses primarily reflected a net $1.6 million decrease in personnel-related costs which was primarily due to a reduction in headcount as a result of restructuring activities to reduce operating costs; a $1.2 million decrease in non-employee services; a $1.2 million decrease in bad debt expense; a $0.9 million decrease in travel related expenses; partially offset by a $1.1 million increase in legal fees. The decrease in personnel-related costs was partially offset by $1.5 million of retention program costs with key management employees designed to ensure operational continuity and support as we transition the company through senior level management and product focus changes.

Selling, general, and administrative expenses decreased $10.4 million to $59.0 million for the six months ended December 31, 2019, compared with the six months ended December 31, 2018. The decrease in selling, general, and administrative expenses primarily reflected a net $7.3 million decrease in personnel-related costs which was primarily due to a reduction in headcount as a result of restructuring activities to reduce operating costs; a $2.3 million decrease in non-employee services; a $1.5 million decrease in bad debt expense; a $1.4 million decrease in travel related expenses; partially offset by a $1.7 million increase in legal fees. The decrease in personnel-related costs was partially offset by $2.8 million of retention program costs with key management employees designed to ensure operational continuity and support as we transition the company through senior level management and product focus changes.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs.  Restructuring costs of $19.9 million in the six months ended December 31, 2019 reflect severance costs for restructuring of our operations to reduce ongoing operating costs, which commenced in the fourth quarter of fiscal 2019 and the second quarter of fiscal 2020. The restructuring activities are expected to be complete in the fourth quarter of fiscal 2020. See Note 16 Restructuring Activities included in the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt, partially offset by interest income earned on our cash and cash equivalents as well as impairment recovery on investments. Interest and other expense, net was relatively flat at $5.9 million for the six months ended December 31, 2019, as compared to $6.2 million for the six months ended December 31, 2018.

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

The provision for income taxes of $12.0 million and $7.5 million for the three months ended December 31, 2019 and 2018, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 31, 2019 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, the impact of accounting for qualified stock options, and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits, foreign tax credits and income taxed at lower tax rates. The effective tax rate for the three months ended December 31, 2018, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates.

The provision for income taxes of $7.1 million and $7.2 million for the six months ended December 31, 2019 and 2018, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 31, 2019 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, the impact of accounting for qualified stock options and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits, foreign tax credits and foreign income taxed at lower tax rates. The effective tax rate for the six months ended December 31, 2018, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign withholding taxes, nondeductible amortization, the impact of net shortfalls in share-based compensation deductions and GILTI, partially offset by the benefit of research credits, foreign tax credits, foreign-derived intangible income deduction, excess share-based compensation deductions, release of reserves related to uncertain tax positions and foreign income taxed at lower tax rates.

In June 2019, the U.S. Ninth Circuit Court of Appeals reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner which found that the Treasury regulations addressing the treatment of stock-based compensation in a cost-sharing arrangement with a related party were invalid. As our tax filing position is consistent with the Treasury regulations, no adjustment to our financial statements is required. However, due to uncertainties with respect to the ultimate resolution, we will continue to monitor developments in this case.

Liquidity and Capital Resources

Our cash and cash equivalents were $424.8 million as of December 31, 2019, compared with $327.8 million as of June 30, 2019, an increase of $97.0 million. The increase primarily reflected $120.0 million of net cash provided by operating activities, $4.8 million of net proceeds from issuance of shares, partially offset by $17.0 million used to repurchase 555,663 shares of our common stock, $8.2 million used for the purchase of property and equipment, and $2.5 million used for an asset acquisition completed in August 2019. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings. As of December 31, 2019, $172.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 31, 2019 generated $120.0 million compared with $63.5 million net cash generated during the six months ended December 31, 2018. For the six months ended December 31, 2019, the primary operating activities were adjustments for non-cash charges of $81.5 million and a net change in operating assets and liabilities of $14.7 million. The net change in operating assets and liabilities was primarily attributable to a $55.6 million decrease in inventory and a $15.1 million increase in accrued compensation, partially offset by a $30.0 million decrease in other accrued liabilities, a $16.4 million increase in accounts receivable, net, and a decrease of $7.4 million in accounts payable. From June 30, 2019 to December 31, 2019, our days sales outstanding decreased from 70 days to 57 days due to a larger percentage of the quarter’s net revenue occurring late in the June 30, 2019 quarter compared with a smaller percentage of the quarter’s net revenue occurring late in the December 31, 2019 quarter. Our annual inventory turns increased from five to eleven, which was driven by the classification of $20.9 million of inventory as current assets held for sale (which had an impact of 2 turns) as well as stronger product demand throughout the quarter.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 31, 2019 consisted of $8.2 million for purchases of property and equipment and $2.5 million used for an asset acquisition completed in August 2019.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 31, 2019 was $12.2 million compared with $73.1 million used in financing activities for the six months ended December 31, 2018. Net cash used in financing activities for the six months ended December 31, 2019 was related to $17.0 million used to repurchase 555,663 shares of our common stock.

Common Stock Repurchase Program. As of December 31, 2019, our board has cumulatively authorized $1.4 billion for our common stock repurchase program, which will expire in July 2021. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 31, 2019, we purchased 31,489,876 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the six months ended December 31, 2019, we repurchased 555,663 shares of our common stock for a total cost of $17.0 million. As of December 31, 2019, the remaining available authorization under our common stock repurchase program was $190.6 million.

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

Bank Credit Facility. We have a $200.0 million revolving credit facility, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the revolving credit facility, or the Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 31, 2019, there was no balance outstanding under the revolving credit facility.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as approved by the Administrative Agent, which is currently anticipated to be the SOFR.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements, including our debt service obligations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 31, 2019 were as follows (in millions):

	Remaining in Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Thereafter	Total
Long-term debt (1)	$1.3	$2.6	$527.6	$—	$—	$—	$531.5
Leases	4.7	8.6	5.8	3.8	2.5	1.8	27.2
Purchase obligations and other commitments (2)	38.5	13.0	—	—	—	—	51.5
Transition tax payable (3)	0.9	0.9	0.9	1.8	2.4	3.0	9.9
Total	$45.4	$25.1	$534.3	$5.6	$4.9	$4.8	$620.1

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the remaining balance of the one-time transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $20.8 million. As of December 31, 2019, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.4 billion for our common stock repurchase program, which expires at the end of July 2021. As of December 31, 2019, the remaining amount authorized for the repurchase of our common stock was $190.6 million. During the three-month period ended December 31, 2019, there were no repurchases under our common stock repurchase program.

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement by and among Synaptics Incorporated and Creative Legend Investments Ltd.

10.1*	Employment Offer Letter, dated October 7, 2019 between the registrant and Dean Butler

10.2 (a)*	2019 Equity and Incentive Compensation Plan (1)

10.2 (b)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (1)

10.2 (c)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (1)

10.2 (d)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (1)

10.3	2019 Employee Stock Purchase Plan (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to the registrant’s Form S-8 as filed with the Securities and Exchange Commission on November 1, 2019.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 6, 2020	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: February 6, 2020	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: February 6, 2020	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer