Form 10-Q
period 2020-03-28
SYNAPTICS Inc
filed 2020-05-07
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

Number of shares of Common Stock outstanding at April 30, 2020: 34,035,706

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2020

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March 31,	June 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$472.1	$327.8
Accounts receivable, net of allowances of $1.7 at March 31, 2020 and $2.1 at June 30, 2019	238.4	230.0
Inventories	95.5	158.7
Current assets held for sale	12.5	-
Prepaid expenses and other current assets	14.4	14.6
Total current assets	832.9	731.1
Property and equipment at cost, net of accumulated depreciation of $139.1 and $133.1 at March 31, 2020 and June 30, 2019, respectively	83.4	103.0
Non-current assets held for sale	17.6	—
Goodwill	361.8	372.8
Acquired intangibles, net	104.4	144.8
Non-current other assets	81.0	58.1
	$1,481.1	$1,409.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86.9	$98.3
Accrued compensation	47.7	30.4
Income taxes payable	11.8	19.1
Other accrued liabilities	92.8	106.1
Total current liabilities	239.2	253.9
Convertible notes, net	482.0	468.3
Other long-term liabilities	47.0	30.3
Total liabilities	768.2	752.5
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 65,752,215 and 64,283,948 shares issued, and 34,004,920 and 33,349,735 shares outstanding, at March 31, 2020 and June 30, 2019, respectively	0.1	0.1
Additional paid-in capital	1,323.9	1,266.1
Treasury stock: 31,747,295 and 30,934,213 common treasury shares at March 31, 2020 and June 30, 2019, respectively, at cost	(1,222.5)	(1,192.4)
Retained earnings	611.4	583.5
Total stockholders' equity	712.9	657.3
	$1,481.1	$1,409.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenue	$328.1	$334.0	$1,056.3	$1,177.1
Cost of revenue	192.5	218.0	635.2	770.4
Gross margin	135.6	116.0	421.1	406.7
Operating expenses:
Research and development	75.8	82.6	238.8	256.9
Selling, general, and administrative	31.6	34.2	90.6	103.6
Acquired intangibles amortization	2.9	3.0	8.8	8.8
Restructuring costs	6.3	-	26.2	10.4
Total operating expenses	116.6	119.8	364.4	379.7
Operating income	19.0	(3.8)	56.7	27.0
Interest and other expense, net	(3.2)	(4.3)	(9.1)	(10.5)
Income/(loss) before provision/(benefit) for income taxes and equity investment loss	15.8	(8.1)	47.6	16.5
Provision/(benefit) for income taxes	10.2	(15.3)	17.3	(8.1)
Equity investment loss	(0.6)	(0.5)	(1.5)	(1.3)
Net income	$5.0	$6.7	$28.8	$23.3
Net income per share:
Basic	$0.15	$0.19	$0.86	$0.67
Diluted	$0.14	$0.19	$0.83	$0.66
Shares used in computing net income per share:
Basic	34.0	34.4	33.5	34.7
Diluted	35.0	35.0	34.5	35.5

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$5.0	$6.7	$28.8	$23.3
Other comprehensive income:
Change in unrealized net gain on investment	—	—	—	(1.5)
Comprehensive income	$5.0	$6.7	$28.8	$21.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2019, as reported	64,283,948	$0.1	$1,266.1	$(1,192.4)	$583.5	$657.3
Cumulative effect of changes in accounting principles	—	—	—	—	(0.9)	$(0.9)
Balance at June 30, 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	582.6	656.4
Net income	—	—	—	—	4.0	4.0
Issuance of common stock for share- based award compensation plans	209,110	—	1.7	—	—	1.7
Payroll taxes for deferred stock units	—	—	(1.5)	—	—	(1.5)
Purchases of treasury stock	—	—	—	(17.0)	—	(17.0)
Share-based compensation	—	—	11.2	—	—	11.2
Balance at September 30, 2019	64,493,058	0.1	1,277.5	(1,209.4)	586.6	654.8
Net income	—	—	—	—	19.8	19.8
Issuance of common stock for share- based award compensation plans	895,755	—	11.8	—	—	11.8
Payroll taxes for deferred stock units	—	—	(7.2)	—	—	(7.2)
Share-based compensation	—	—	12.1	—	—	12.1
Balance at December 31, 2019	65,388,813	0.1	1,294.2	(1,209.4)	606.4	691.3
Net income	—	—	—	—	5.0	5.0
Issuance of common stock for share- based award compensation plans	363,402	—	16.5	—	—	16.5
Payroll taxes for deferred stock units	—	—	(0.6)	—	—	(0.6)
Purchases of treasury stock	—	—	—	(13.1)	—	(13.1)
Share-based compensation	—	—	13.8	—	—	13.8
Balance at March 31, 2020	65,752,215	$0.1	$1,323.9	$(1,222.5)	$611.4	$712.9

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$28.8	$23.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	37.1	48.7
Depreciation and amortization	21.9	27.5
Acquired intangibles amortization	40.4	56.1
Deferred taxes	0.9	(12.4)
Amortization of convertible debt discount and issuance costs	13.7	13.1
Amortization of debt issuance costs	0.4	0.4
Impairment recovery on investments	—	(2.8)
Acquired in-process research and development	3.7	—
Arbitration settlement	—	(1.9)
Equity investment loss	1.5	1.3
Foreign currency remeasurement loss	(0.6)	0.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8.4)	27.5
Inventories	50.7	(21.9)
Prepaid expenses and other current assets	(0.4)	(5.1)
Other assets	2.5	(1.3)
Accounts payable	(8.6)	(35.8)
Accrued compensation	17.4	(3.3)
Acquisition-related liabilities	—	(6.8)
Income taxes payable	(5.3)	(9.6)
Other accrued liabilities	(27.4)	13.6
Net cash provided by operating activities	168.3	110.8
Cash flows from investing activities
Purchase of in-process research and development	(2.5)	—
Proceeds from sales of investments	—	2.8
Purchases of property and equipment	(11.7)	(17.7)
Net cash used in investing activities	(14.2)	(14.9)
Cash flows from financing activities
Purchases of treasury stock	(30.1)	(77.3)
Proceeds from issuance of shares	30.0	13.1
Payroll taxes for deferred stock and market stock units	(9.3)	(8.9)
Payment of debt issuance costs	(0.2)	—
Net cash used in financing activities	(9.6)	(73.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Net increase/(decrease) in cash and cash equivalents	144.3	22.8
Cash and cash equivalents at beginning of period	327.8	301.0
Cash and cash equivalents at end of period	$472.1	$323.8

Supplemental disclosures of cash flow information
Cash paid for taxes	$24.0	$16.1
Cash refund on taxes	$1.3	$5.2
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1.2	$3.4

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2020 is a 52-week period ending June 27, 2020, and our fiscal 2019 was a 52-week period ending on June 29, 2019. The fiscal periods presented in this report are 13- and 39-weeks for the three and nine months ended March 28, 2020, and March 30, 2019. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

Effective at the beginning of our first quarter of fiscal 2020, the quarter ended September 30, 2019, we adopted the requirements of Accounting Standards Update, or ASU, 2016-02, Leases, or Topic 842, issued by the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in net losses of $0.1 million and less than $0.1 million in the three and nine months ended March 31, 2020, respectively, and net losses of $0.1 million and $0.7 million for the three and nine months ended March 31, 2019, respectively.

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

Asset Acquisition

We acquired an emerging technology startup company focused on the design of high-speed connectivity products in August 2019. The purchase price primarily included $2.5 million in cash paid at the closing, and up to $6.5 million in contingent consideration which is payable in set amounts upon meeting various milestones on dates from December 2021 through December 2023. As of March 31, 2020, we have accrued $1.3 million of the contingent consideration as that is the portion which is currently estimable and probable. The acquisition was accounted for as an asset purchase and accordingly we expensed $3.7 million of in-process research and development, recorded liabilities of approximately $1.5 million and recorded a long-term deferred tax asset of $0.3 million in the nine months ended March 31, 2020.

Divestiture

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our LCD Touch Controller and Display Driver Integration product line, or TDDI, for LCD mobile displays. We will retain our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. Subject to certain post-closing adjustments and indemnification obligations, the aggregate consideration payable by the buyer will be $120.0 million in cash, the dollar value of specified inventory at a purchase price of standard cost plus 5% in cash, and the assumption of certain liabilities as set forth in the asset purchase agreement. The assets sold under the asset purchase agreement, have a preliminary carrying value of approximately $30.1 million as of March 31, 2020, and have been included as $12.5 million of current assets held for sale and $17.6 million of non-current assets held for sale in our condensed consolidated balance sheets. The transaction closed in accordance with the terms of the asset purchase agreement in April 2020 for cash consideration of $120.0 million plus a preliminary inventory amount of $19.4 million.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material impairment losses on accounts receivable. There were $0.6 million in contract assets recorded on the condensed consolidated balance sheets as of March 31, 2020 and $0.9 million as of June 30, 2019. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $6.7 million and $24.2 million, respectively, as of March 31, 2020, and $4.5 million and $47.5 million, respectively, as of June 30, 2019. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the nine months ended March 31, 2020, and the nine months ended March 31, 2019, we recognized $1.4 million and $0.3 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of March 31, 2020, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue. We have elected to continue to account for collection of all taxes on a net basis.

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

4. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator:
Net income	$5.0	$6.7	$28.8	$23.3
Denominator:
Shares, basic	34.0	34.4	33.5	34.7
Effect of dilutive share-based awards	1.0	0.6	1.0	0.8
Shares, diluted	35.0	35.0	34.5	35.5
Net income per share:
Basic	$0.15	$0.19	$0.86	$0.67
Diluted	$0.14	$0.19	$0.83	$0.66

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

Dilutive net income per share amounts do not include the potential weighted average effect of 345,783 and 1,558,936 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 31, 2020 and 2019, respectively, and 800,857 and 1,434,049 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 31, 2020 and 2019, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

5. Fair Value

Our financial assets, measured at fair value on a recurring basis under the fair value hierarchy, consisted of money market funds within level 1 financial assets and totaled $262.2 million and $313.7 million as of March 31, 2020 and June 30, 2019, respectively. These money market funds were included in cash and cash equivalents in our condensed consolidated balance sheets.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March 31,	June 30,
	2020	2019
Raw materials and work-in-progress	$48.6	$110.7
Finished goods	46.9	48.0
	$95.5	$158.7

We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations, or other factors. As of March 31, 2020, we transferred $12.5 million of inventory to current assets held for sale. See Note 1 Basis of Presentation under the heading Divestiture included in the condensed consolidated financial statements contained elsewhere in this Report.

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets as of March 31, 2020 and June 30, 2019 (in millions):

		March 31, 2020			June 30, 2019
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(157.5)	$6.5	$164.0	$(148.1)	$15.9
Audio and video technology	5.3	138.6	(69.7)	68.9	138.6	(49.4)	89.2
Customer relationships	4.1	81.8	(58.5)	23.3	81.8	(49.9)	31.9
Fingerprint authentication technology	Not applicable	—	—	—	47.2	(47.2)	—
Licensed technology and other	4.2	7.7	(5.0)	2.7	7.7	(3.6)	4.1
Patents	8.1	4.4	(2.5)	1.9	4.4	(2.0)	2.4
Tradename	7.0	1.8	(0.7)	1.1	1.8	(0.5)	1.3
Acquired intangibles, gross	3.1	$398.3	$(293.9)	$104.4	$445.5	$(300.7)	$144.8

The total amortization expense for the acquired intangible assets was $11.1 million and $18.1 million for the three months ended March 31, 2020 and 2019, respectively, and $40.4 million and $56.1 million for the nine months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, $8.1 million and $15.2 million, respectively, and $31.6 million and $47.3 million for the nine months ended March 31, 2020 and 2019, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of March 31, 2020 (in millions):

Remainder of 2020	$11.1
2021	37.4
2022	32.9
2023	20.4
2024	2.5
2025	0.1
Future amortization	$104.4

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  There was a reclassification of $11.0 million of goodwill to non-current assets held for sale during the nine months ended March 31, 2020.

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2026, some of which include options to extend the lease for up to 5 years. For the nine months ended March 31, 2020, we recorded approximately $6.9 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of March 31, 2020, the components of leases and lease costs are as follows (in millions):

March 31,
2020
Operating lease right-of-use assets	$23.8
Operating lease liabilities	$7.6
Operating lease liabilities, long-term	16.2
Total operating lease liabilities	$23.8

Supplemental cash flow information related to leases is as follows (in millions):

Nine Months Ended
March 31,
2020
Cash paid for operating leases included in operating cash flows	$7.1
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	2.8

As of March 31, 2020, the weighted average remaining lease term is 3.7 years, and the weighted average discount rate is 4.21%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2020	$2.3
2021	7.9
2022	7.2
2023	4.0
2024	2.4
Thereafter	1.9
Total future minimum operating lease payments	25.7
Less: interest	(1.9)
Total lease liabilities	$23.8

As of the beginning of our fiscal quarter ended September 30, 2019, our aggregate minimum rental commitments for future fiscal years for non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2020	$7.4
2021	3.2
2022	0.9
2023	0.3
2024	0.1
Total future minimum operating lease payments	$11.9

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	March 31,	June 30,
	2020	2019
Customer Obligations	$30.9	$52.0
Inventory obligations	30.0	26.7
Operating lease liabilities	7.6	—
Warranty	4.0	4.0
Other	20.3	23.4
	$92.8	$106.1

Other long-term liabilities consisted of the following (in millions):

	March 31,	June 30,
	2020	2019
Income taxes payable, long-term	$17.4	$16.2
Operating lease liabilities, long-term	16.2	—
Other	13.4	14.1
	$47.0	$30.3

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

The contractual interest expense and amortization of discount on the Notes for the nine months ended March 31, 2020, were as follows (in millions):

Nine Months Ended
March 31,
2020
Interest expense	$2.0
Amortization of discount and debt issuance costs	13.7
Total interest	$15.7

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of March 31, 2020 were $4.3 million and $38.7 million, respectively.

Revolving Credit Facility

In February 2020, we entered into the First Amendment to Amended and Restated Credit Agreement, or the Amendment, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, related to that certain Amended and Restated Credit Agreement, dated September 27, 2017, or the Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to, among other things, (i) modify the definition of Consolidated EBITDA (as defined in the Credit Agreement) to increase the maximum limit on the add back of certain restructuring and integration cost and expenses to 30% from 15% of Consolidated EBITDA, (ii) modify the negative covenant for Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at the end of any fiscal quarter to 4.75:1.00 from 3.50:1.00, and for any four quarter period following a Material Acquisition (as defined in the Credit Agreement) to 5:00:1.00 from 3.75:1.00, (iii) modify the circumstances under which the maturity date of the Credit Agreement would be accelerated in advance of the maturity date of the Notes to eliminate the acceleration of the maturity date of the Credit Agreement if we meet certain specified leverage and liquidity covenants, (iv) add a minimum liquidity covenant for each two-week period beginning on the date that is 120 days prior to the maturity date of the Company’s existing convertible senior notes, (v) add certain technical amendments to address LIBOR transition matters, and  (vi) include or revise certain definitions and certain customary representation, warranties and acknowledgments.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 31, 2020, there was no balance outstanding under the revolving credit facility . In April 2020, we borrowed $100.0 million under the revolving credit facility.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022, and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date, subject to certain exceptions based on specific covenant calculations. Debt issuance costs of $2.3 million relating to the revolving credit facility will be amortized over 60 months.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued at the end of 2021. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as selected by the Administrative Agent and the Company, which may include the Secured Overnight Financing Rate, or SOFR.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 4.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 5.0 to 1.00, and thereafter 4.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.00. As of the end of the fiscal quarter, we were in compliance with the restrictive covenants.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of revenue	$0.8	$0.7	$2.1	$2.4
Research and development	9.0	8.6	24.6	25.4
Selling, general, and administrative	8.1	6.5	17.5	20.9
Total	$17.9	$15.8	$44.2	$48.7
Income tax expense/(benefit) on share-based compensation	$(1.8)	$(1.8)	$(4.5)	$(4.2)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2020
Cost of revenue	$0.1	$0.2
Research and development	3.3	5.8
Selling, general, and administrative	0.7	1.1
Total	$4.1	$7.1

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

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 30, 2019	1,191,929	$59.07
Granted	—	—
Exercised	(445,019)	43.48
Forfeited	(6,828)	51.12
Expired	(297,612)	73.95
Balance as of March 31, 2020	442,470	64.86	$1.9
Exercisable at March 31, 2020	439,141	64.98	$1.9

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2020 of $58.86 and excludes the impact of stock options that were not in-the-money.

Deferred Stock Units

DSU activity was as follows:

		Aggregate
	DSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	1,878,853
Granted	677,745
Delivered	(817,223)
Forfeited	(317,465)
Balance as of March 31, 2020	1,421,910	$83.7

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2020 of $58.86.

Of the shares delivered, 193,936 shares valued at $8.0 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our 2019 Incentive Plan and our Amended and Restated 2010 Incentive Compensation Plan provide for the grant of MSU awards to our employees, consultants, and directors, and our 2019 Inducement Equity Plan provides for the grant of MSU awards to certain of our employees. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

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

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	210,732
Granted	328,599
Performance adjustment	(58,707)
Delivered	(23,018)
Forfeited	(75,980)
Balance as of March 31, 2020	381,626	$22.5

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2020 of $58.86.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $16.5 million as of March 31, 2020, which will be recognized over a weighted average period of approximately 1.6 years.

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

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 30, 2019	192,618
Awarded	328,023
Performance adjustment	(10,242)
Released	(61,668)
Forfeited	(93,495)
Balance as of March 31, 2020	355,236	$20.9

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2020 of $58.86.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $18.5 million as of March 31, 2020, which will be recognized over a weighted average period of approximately 1.4 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $60.17 per unit at March 31, 2020 and our accrued liability for such units was $7.0 million.

Phantom stock activity was as follows:

		Aggregate
	Phantom	Intrinsic
	Stock Units	Value
	Outstanding	(in millions)
Granted	953,305
Forfeited	(95,859)
Balance as of March 31, 2020	857,446	$50.5

The aggregate intrinsic value was determined using the closing price of our common stock on March 27, 2020 of $58.86.

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $44.6 million as of March 31, 2020, which will be recognized over a weighted average period of approximately 2.6 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 31, 2020 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	346,502
Weighted average purchase price	$30.50
Cash received	$10.6
Aggregate intrinsic value	$10.1

13. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. As of this filing, we do not believe the CARES Act will have a material impact on the income tax provision for the fiscal year ended June 30, 2020.

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

The provision for income taxes of $10.2 million and a benefit of $15.3 million for the three months ended March 31, 2020 and 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, income taxed at higher tax rates, the impact of accounting for qualified stock options and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits and foreign tax credits. The effective tax rate for the three months ended March 31, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, the impact of accounting for qualified stock options, foreign deemed paid taxes, foreign income taxed at higher tax rates, and GILTI, partially offset by the benefit of research credits, foreign tax credits, and foreign-derived intangible income deduction.

The provision for income taxes of $17.3 million and the benefit for income taxes of $8.1 million for the nine months ended March 31, 2020 and 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, income taxed at higher tax rates, the impact of accounting for qualified stock options and GILTI, partially offset by the benefit of research credits and foreign tax credits. The effective tax rate for the nine months ended March 31, 2019, diverged from the combined U.S. federal and state statutory tax rate, because of foreign withholding taxes, the impact of accounting for qualified stock options, foreign deemed-paid taxes, foreign income taxed at higher tax rates and GILTI, partially offset by the benefit of research credits, release of reserves related to uncertain tax positions, the impact of net shortfalls in share-based compensation deduction, foreign tax credits and foreign-derived intangible income deduction.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $2.2 million during the nine months ended March 31, 2020, to $21.1 million from $18.9 million at June 30, 2019, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2020 were $2.0 million; this balance increased by $0.1 million compared to June 30, 2019. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes includes an increase in our liability of up to $2.5 million.

In February 2020, Altera Corporation filed a petition for a writ of certiorari asking the Supreme Court to review the Ninth Circuit Court of Appeals’ decision that reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner, which found that Treasury regulations addressing the treatment of stock-based compensation in a cost sharing agreement with a related party were invalid. As of March 31, 2020, there has been no response from the Supreme Court. As our tax filing position is consistent with the Treasury regulations, no adjustment to our financial statements is required. However, due to uncertainties with respect to the ultimate resolution of this case, we will continue to monitor developments in this case.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
China	$122.1	$190.0	$437.1	$669.5
Japan	128.1	58.4	340.8	204.9
Taiwan	42.3	47.6	164.0	185.0
Other	21.1	19.6	58.1	48.9
South Korea	13.1	13.8	51.0	45.6
United States	1.4	4.6	5.3	23.2
	$328.1	$334.0	$1,056.3	$1,177.1

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Mobile product applications	$176.6	$204.7	$578.6	$741.8
PC product applications	78.9	66.2	228.3	198.7
IoT product applications	72.6	63.1	249.4	236.6
	$328.1	$334.0	$1,056.3	$1,177.1

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Customer A	21%	*	17%	*
Customer B	13%	10%	12%	*
Customer C	*	17%	*	18%
Customer D	*	16%	*	14%

*	Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March 31,	June 30,
	2020	2019
Customer A	18%	*
Customer B	17%	*
Customer C	12%	25%
Customer D	*	16%

*	Less than 10%

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

Employee Severance
and Benefits
Accruals	$16.2
Cash payments	(10.0)
Balance as of March 31, 2020	$6.2

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business. The costs for this restructuring activity primarily related to severance costs for a reduction in headcount and related costs. These activities were complete as of June 30, 2019. In June 2019, we committed to and initiated a restructuring action intended to reduce our operating cost structure further. The costs for this restructuring action primarily related to severance costs for a reduction in headcount. Restructuring costs related to these fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our condensed consolidated statements of income. The activities relating to the June 2019 restructuring action are complete as of March 31, 2020.

The restructuring liability activities for the fiscal 2019 initiated activity during fiscal 2019 and the nine months ended March 31, 2020 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$17.7
Cash payments	(12.5)
Balance as of June 30, 2019	5.2
Accruals	7.7
Cash payments	(12.7)
Balance as of March 31, 2020	$0.2

In March 2020, we recorded severance costs related to employees who would be transitioning with the sale of our TDDI business in April 2020.  For further information, See Note 1 Basis of Presentation under the heading Divestiture included in the condensed consolidated financial statements contained elsewhere in this Report.  The restructuring liability activity for this restructuring activity during the nine months ended March 31, 2020 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$2.3
Cash payments	—
Balance as of March 31, 2020	$2.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in this Report, the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic is currently uncertain, we expect that it will adversely impact our business and consolidated results of operations in the near term and may impact our financial condition (including liquidity) in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact COVID-19 will have on our future results due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers and other factors.

We will continue to evaluate the nature and scope of the impact to our business, consolidated results of operations, and financial condition, and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

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

Divestiture

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our LCD Touch Controller and Display Driver Integration, or TDDI, product line for LCD mobile displays. We will retain our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. Subject to certain post-closing adjustments and indemnification obligations, the aggregate consideration payable by the buyer will be $120.0 million in cash, the dollar value of specified inventory at a purchase price of standard cost plus 5% in cash, and the assumption of certain liabilities, as set forth in the asset purchase agreement. The assets sold under the asset purchase agreement, have a preliminary carrying value of approximately $30.1 million as of March 31, 2020, and have been included as $12.5 million of current assets held for sale and $17.6 million of non-current assets held for sale in our condensed consolidated balance sheets. The transaction closed in accordance with the terms of the asset purchase agreement in April 2020 for cash consideration of $120.0 million plus a preliminary inventory amount of $19.4 million.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Mobile product applications	$176.6	$204.7	$(28.1)	(13.7%)	$578.6	$741.8	$(163.2)	(22.0%)
PC product applications	78.9	66.2	12.7	19.2%	228.3	198.7	29.6	14.9%
IoT product applications	72.6	63.1	9.5	15.1%	249.4	236.6	12.8	5.4%
Net revenue	328.1	334.0	(5.9)	(1.8%)	1,056.3	1,177.1	(120.8)	(10.3%)
Gross margin	135.6	116.0	19.6	16.9%	421.1	406.7	14.4	3.5%
Operating expenses:
Research and development	75.8	82.6	(6.8)	(8.2%)	238.8	256.9	(18.1)	(7.0%)
Selling, general, and administrative	31.6	34.2	(2.6)	(7.6%)	90.6	103.6	(13.0)	(12.5%)
Acquired intangibles amortization	2.9	3.0	(0.1)	(3.3%)	8.8	8.8	-	0.0%
Restructuring costs	6.3	-	6.3	100.0%	26.2	10.4	15.8	151.9%
Operating income	19.0	(3.8)	22.8	600.0%	56.7	27.0	29.7	110.0%
Interest and other expense, net	(3.2)	(4.3)	1.1	25.6%	(9.1)	(10.5)	1.4	13.3%
Income/(loss) before provision/ (benefit) for income taxes	15.8	(8.1)	23.9	295.1%	47.6	16.5	31.1	188.5%
Provision/(benefit) for income taxes	10.2	(15.3)	25.5	166.7%	17.3	(8.1)	25.4	313.6%
Equity investment loss	(0.6)	(0.5)	(0.1)	(20.0%)	(1.5)	(1.3)	(0.2)	(15.4%)
Net income	$5.0	$6.7	$(1.7)	(25.4%)	$28.8	$23.3	$5.5	23.6%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March 31,		Increase/	March 31,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)
Mobile product applications	53.9%	61.3%	(7.4%)	54.8%	63.0%	(8.2%)
PC product applications	24.0%	19.8%	4.2%	21.6%	16.9%	4.7%
IoT product applications	22.1%	18.9%	3.2%	23.6%	20.1%	3.5%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	41.3%	34.7%	6.6%	39.9%	34.6%	5.3%
Operating expenses:
Research and development	23.1%	24.7%	(1.6%)	22.6%	21.8%	0.8%
Selling, general, and administrative	9.6%	10.2%	(0.6%)	8.6%	8.8%	(0.2%)
Acquired intangibles amortization	0.9%	0.9%	0.0%	0.8%	0.7%	0.1%
Restructuring costs	1.9%	0.0%	1.9%	2.5%	0.9%	1.6%
Operating income	5.8%	(1.1%)	6.9%	5.4%	2.3%	3.1%
Interest and other expense, net	(1.0%)	(1.3%)	0.3%	(0.9%)	(0.9%)	0.0%
Income/(loss) before provision/ (benefit) for income taxes	4.8%	(2.4%)	7.2%	4.5%	1.4%	3.1%
Provision/(benefit) for income taxes	3.1%	(4.6%)	7.7%	1.6%	(0.7%)	2.3%
Equity investment loss	(0.2%)	(0.1%)	(0.1%)	(0.1%)	(0.1%)	0.0%
Net income	1.5%	2.0%	(0.5%)	2.7%	2.0%	0.7%

Net Revenue

Net revenue was $328.1 million for the three months ended March 31, 2020, compared with $334.0 million for the three months ended March 31, 2019, a decrease of $5.9 million, or 1.8%. Of this net revenue, $176.6 million, or 53.9%, was from Mobile product applications, $72.6 million, or 22.1%, was from IoT product applications, and $78.9 million, or 24.0%, was from PC product applications. The decrease in net revenue for the three months ended March 31, 2020 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from PC product applications and IoT product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 12.9%) as well as slightly lower average selling prices for Mobile product applications. Net revenue from PC product applications increased due to a growth in units sold (which increased 13.0%) for PC product applications as well as higher average selling prices (which increased 5.5%). Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 29.7%), partially offset by lower average selling prices for IoT product applications (which decreased 11.3%).

Net revenue was $1,056.3 million for the nine months ended March 31, 2020, compared with $1,177.1 million for the nine months ended March 31, 2019, a decrease of $120.8 million, or 10.3%. Of this net revenue, $578.6 million, or 54.8%, was from Mobile product applications, $249.4 million, or 23.6%, was from IoT product applications, and $228.3 million, or 21.6%, was from PC product applications. The decrease in net revenue for the nine months ended March 31, 2020 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from PC product applications and IoT product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 21.7%) as well as slightly lower average selling prices for Mobile product applications. Net revenue from PC product applications increased due to higher average selling prices (which increased 10.6%) as well as a small increase in units sold. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 12.9%), partially offset by lower average selling prices for IoT product applications.

Gross Margin

Gross margin as a percentage of net revenue was 41.3%, or $135.6 million, for the three months ended March 31, 2020, compared with 34.7%, or $116.0 million, for the three months ended March 31, 2019. The 660 basis point increase in gross margin for the three months ended March 31, 2020, was primarily due to a favorable product mix, and product cost reductions, and a $7.1 million decrease in amortization for amortizable intangibles which are now fully amortized.

Gross margin as a percentage of net revenue was 39.9%, or $421.1 million, for the nine months ended March 31, 2020, compared with 34.6%, or $406.7 million, for the nine months ended March 31, 2019. The 530 basis point increase in gross margin for the nine months ended March 31, 2020, was primarily due to a favorable product mix, and product cost reductions, and a $15.7 million decrease in amortization for amortizable intangibles which are now fully amortized.

We continually introduce new product solutions and we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, causing gross margin to vary on a product-by-product basis, making our cumulative gross margin a blend of our product-specific designs. As a fabless semiconductor company, our gross margin percentage is generally not materially impacted by our shipment volume. We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $6.8 million to $75.8 million for the three months ended March 31, 2020, compared with the three months ended March 31, 2019. The decrease in research and development expenses primarily reflected a net $1.1 million decrease in personnel-related costs, which was due to a decrease in average headcount for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as a result of restructuring activities to reduce operating costs; a $2.9 million decrease in non-employee services; and a $1.2 million decrease in project related costs. The decrease in personnel-related costs was partially offset by $2.1 million of retention program costs with key engineering and management employees designed to ensure operational continuity and support as we transition the Company through senior level management and product focus changes.

Research and development expenses decreased $18.1 million to $238.8 million for the nine months ended March 31, 2020, compared with the nine months ended March 31, 2019. The decrease in research and development expenses primarily reflected a net $5.0 million decrease in personnel-related costs which was due to a decrease in average headcount for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019, as a result of restructuring activities to reduce operating costs; a $5.9 million decrease in non-employee services; a $4.6 million decrease in infrastructure costs related to facilities; a $3.3 million decrease in project related costs. The decrease in personnel-related costs was partially offset by $6.6 million of retention program costs with key engineering and management employees designed to ensure operational continuity and support as we transition the Company through senior level management and product focus changes.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.6 million to $31.6 million for the three months ended March 31, 2020, compared with the three months ended March 31, 2019. The decrease in selling, general, and administrative expenses primarily reflected a $1.8 million decrease in non-employee services.

Selling, general, and administrative expenses decreased $13.0 million to $90.6 million for the nine months ended March 31, 2020, compared with the nine months ended March 31, 2019. The decrease in selling, general, and administrative expenses primarily reflected a net $6.9 million decrease in personnel-related costs which was primarily due to a reduction in headcount as a result of restructuring activities to reduce operating costs; a $4.1 million decrease in non-employee services. The decrease in personnel-related costs was partially offset by $3.9 million of retention program costs with key management employees designed to ensure operational continuity and support as we transition the Company through senior level management and product focus changes.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs.  Restructuring costs of $26.2 million in the nine months ended March 31, 2020 reflect severance costs for restructuring of our operations to reduce ongoing operating costs, which commenced in the fourth quarter of fiscal 2019 and the second and third quarters of fiscal 2020. The restructuring activities are expected to be complete in the fourth quarter of fiscal 2020. See Note 16 Restructuring Activities included in the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt, partially offset by interest income earned on our cash and cash equivalents as well as impairment recovery on investments. Interest and other expense, net decreased $1.4 million to $9.1 million for the nine months ended March 31, 2020, as compared to $10.5 million for the nine months ended March 31, 2019. The decrease in interest and other expense, net is primarily due to an increase in interest income as a result of higher cash balances and interest rates, partially offset by higher non-cash interest expense on our convertible debt.

Provision for Income Taxes.  On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. We do not believe the CARES Act will have a material impact on the income tax provision for the fiscal year ended June 30, 2020.

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

The provision for income taxes of $10.2 million and a benefit of $15.3 million for the three months ended March 31, 2020 and 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 31, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, income taxed at higher tax rates, the impact of accounting for qualified stock options and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits and foreign tax credits. The effective tax rate for the three months ended March 31, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, the impact of accounting for qualified stock options, foreign deemed paid taxes, foreign income taxed at higher tax rates, and GILTI, partially offset by the benefit of research credits, foreign tax credits, and foreign-derived intangible income deduction.

The provision for income taxes of $17.3 million and the benefit for income taxes of $8.1 million for the nine months ended March 31, 2020 and 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 31, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, income taxed at higher tax rates, the impact of accounting for qualified stock options and GILTI, partially offset by the benefit of research credits and foreign tax credits. The effective tax rate for the nine months ended March 31, 2019, diverged from the combined U.S. federal and state statutory tax rate, because of foreign withholding taxes, the impact of accounting for qualified stock options, foreign deemed-paid taxes, foreign income taxed at higher tax rates and GILTI, partially offset by the benefit of research credits, release of reserves related to uncertain tax positions, the impact of net shortfalls in share-based compensation deduction, foreign tax credits and foreign-derived intangible income deduction.

Liquidity and Capital Resources

Our cash and cash equivalents were $472.1 million as of March 31, 2020, compared with $327.8 million as of June 30, 2019, an increase of $144.3 million. The increase primarily reflected $168.3 million of net cash provided by operating activities, $30.0 million of net proceeds from issuance of shares, partially offset by $30.1 million used to repurchase 813,082 shares of our common stock, $11.7 million used for the purchase of property and equipment, $9.3 million used for payroll taxes on DSUs, and $2.5 million used for an asset acquisition completed in August 2019. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings. As of March 31, 2020, $191.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. and foreign taxes to repatriate these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 31, 2020 generated $168.3 million compared with $110.8 million net cash generated during the nine months ended March 31, 2019. For the nine months ended March 31, 2020, the primary operating activities were adjustments for non-cash charges of $119.0 million and a net change in operating assets and liabilities of $20.5 million. The net change in operating assets and liabilities was primarily attributable to a $50.7 million decrease in inventory and a $17.4 million increase in accrued compensation, partially offset by a $27.4 million decrease in other accrued liabilities, a $8.4 million increase in accounts receivable, net, a decrease of $8.6 million in accounts payable and a decrease of $5.3 million in income taxes payable. From June 30, 2019 to March 31, 2020, our days sales outstanding decreased from 70 days to 65 days due to a larger percentage of the quarter’s net revenue occurring late in the June 30, 2019 quarter compared with a smaller percentage of the quarter’s net revenue occurring late in the March 31, 2020 quarter. Our annual inventory turns increased from five to eight, which was driven by the classification of $12.5 million of inventory as current assets held for sale (which had an impact of 1 turn) as well as stronger product demand throughout the quarter.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 31, 2020 consisted of $11.7 million for purchases of property and equipment and $2.5 million used for an asset acquisition completed in August 2019.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended March 31, 2020 was $9.6 million compared with $73.1 million used in financing activities for the nine months ended March 31, 2019. Net cash used in financing activities for the nine months ended March 31, 2020 was related to $30.1 million used to repurchase 813,082 shares of our common stock and $9.3 million used for payroll taxes on DSUs, partially offset by $30.0 of proceeds from issuance of shares.

Common Stock Repurchase Program. As of March 31, 2020, our board has cumulatively authorized $1.4 billion for our common stock repurchase program, which will expire in July 2021. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 31, 2020, we purchased 31,747,295 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the nine months ended March 31, 2020, we repurchased 813,082 shares of our common stock for a total cost of $30.1 million. As of March 31, 2020, the remaining available authorization under our common stock repurchase program was $177.5 million.

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

Bank Credit Facility. We have a $200.0 million revolving credit facility, pursuant to that certain Amended and Restated Credit Agreement, dated September 27, 2017, or the Credit Agreement, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Proceeds under the revolving credit facility are available for working capital and general corporate purposes.

In February 2020, we entered into the First Amendment to the Amended and Restated Credit Agreement, or the Amendment, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. Pursuant to the Amendment, the Credit Agreement was amended to, among other things, (i) modify the definition of Consolidated EBITDA (as defined in the Credit Agreement) to increase the maximum limit on the add back of certain restructuring and integration cost and expenses to 30% from 15% of Consolidated EBITDA, (ii) modify the negative covenant for Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at the end of any fiscal quarter to 4.75:1.00 from 3.50:1.00, and for any four quarter period following a Material Acquisition (as defined in the Credit Agreement) to 5:00:1.00 from 3.75:1.00, (iii) modify the circumstances under which the maturity date of the Credit Agreement would be accelerated in advance of the maturity date of the Notes to eliminate the acceleration of the maturity date of the Credit Agreement if we meet certain specified leverage and liquidity covenants, (iv) add a minimum liquidity covenant for each two-week period beginning on the date that is 120 days prior to the maturity date of the Company’s existing convertible senior notes, (v) add certain technical amendments to address LIBOR transition matters, and (vi) include or revise certain definitions and certain customary representation, warranties and acknowledgments.

As of March 31, 2020, there was no balance outstanding under the revolving credit facility. In April 2020, we borrowed $100.0 million under the revolving credit facility.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022, and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date, subject to certain exceptions based on specific covenant calculations. Debt issuance costs of $2.3 million relating to the revolving credit facility will be amortized over 60 months

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our Company, subject to certain exceptions (such material subsidiaries, together with our Company, collectively, the Credit Parties). The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued at the end of 2021. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as selected by the Administrative Agent and the Company, which may include the Secured Overnight Financing Rate, or SOFR.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 4.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 5.0 to 1.00, and thereafter 4.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.00.

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

Liquidity and Capital Resources. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, we believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements, including our debt service obligations, for at least the next 12 months. On April 2, 2020, the Company borrowed $100 million under the Credit Agreement in order to increase its cash position and preserve financial flexibility out of an abundance of caution as a result of the ongoing uncertainty and volatility in the global markets driven by the COVID-19 pandemic. Our future capital requirements will depend on many factors, including our revenue, the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not currently anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, but if we did remit such earnings, we may be required to accrue and pay certain state and foreign taxes to repatriate these funds, which would adversely impact our financial position and results of operations.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 31, 2020 were as follows (in millions):

	Remaining in Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Thereafter	Total
Long-term debt (1)	$1.3	$2.6	$527.6	$—	$—	$—	$531.5
Leases	2.3	7.9	7.2	4.0	2.5	1.9	25.8
Purchase obligations and other commitments (2)	36.1	13.0	—	—	—	—	49.1
Transition tax payable (3)	-	-	0.9	1.8	2.4	3.0	8.1
Total	$39.7	$23.5	$535.7	$5.8	$4.9	$4.9	$614.5

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the remaining balance of the one-time transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $21.1 million. As of March 31, 2020, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home while under shelter-in-place orders or other governmental restrictions. Established business continuity plans were initiated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2019 as well as the risk factors discussed below for material risks that may affect our business. In addition to the risk factors discussed below, the impact of the COVID-19 pandemic may also exacerbate, or in some cases manifest, other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K, any of which could have a material effect on us.

Our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by health epidemics, including the recent COVID-19 pandemic.

Public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate could adversely impact our operations, as well as the operations of our suppliers and customers. Any of these public health threats and related consequences could adversely affect our financial results.

COVID-19, a potentially deadly respiratory tract infection caused by the SARS-CoV-2 virus, has spread rapidly and enveloped most of the world, causing a global public health crisis. On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Governments in affected countries are imposing travel bans, quarantines and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial lockdown measures, and other countries and local governments may enact similar policies. As of March 31, 2020, the United States has temporarily restricted travel by foreign nationals into the country from a number of areas, including China and Europe. In addition, the federal government and all of the states in the U.S., have declared a state of emergency or similar disaster declaration, and many states, including California where we are headquartered, have enacted shelter-in-place or similar restrictive orders. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions, which could materially adversely affect our future operations. Uncertainties regarding the economic impact of the COVID-19 outbreak is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The disruptions to our operations caused by the COVID-19 outbreak may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Also, some suppliers of materials used in the production of our products may be located in areas more severely impacted by COVID-19, which could limit our ability to obtain sufficient materials for our products. In addition, the severe global economic disruption caused by COVID-19 may cause our customers and end-users of our products to suffer significant economic hardship, which could result in decreased demand for our products in the future and materially adversely affect our business, results of operations, financial condition (including liquidity) and prospects.

The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption on our customers, end-users, overall demand for our products, supply chain, and the related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition (including liquidity).  Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.4 billion for our common stock repurchase program, which expires at the end of July 2021. As of March 31, 2020, the remaining amount authorized for the repurchase of our common stock was $177.5 million. During the three-month period ended March 31, 2020, repurchases under our common stock repurchase program were as follows:

			Total	Maximum Dollar
			Number of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
December 29, 2019 - January 25, 2020	—		—	$190,605,676
January 26, 2020 - February 22, 2020	—		—	190,605,676
February 23, 2020 - March 28, 2020	257,419	$51.09	257,419	177,454,132
Total	257,419

ITEM 6. EXHIBITS

10.1

The First Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2020, by and among Synaptics Incorporated, as borrower, the Lenders that are a party thereto, and Wells Fargo National Association, as administrative agent

10.2	First Amendment to Asset Purchase Agreement, entered into as of March 3, 2020, by and among Synaptics Incorporated and Creative Legend Investments Ltd.

10.3*	Separation Agreement and Release, executed on March 3, 2020, by and between Hing Chung (Alex) Wong and Synaptics Incorporated

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 7, 2020	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: May 7, 2020	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer