Form 10-K
period 2020-06-27
SYNAPTICS Inc
filed 2020-08-21
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2020

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (20,753,257 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 27, 2019 of $66.89, was $1,388,185,361.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 17, 2020, there were outstanding 34,229,602 shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2020

Statement Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 27, 2020 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic is still uncertain, we expect that it will continue to weigh on our business and consolidated results of operations in the near term and may further impact our financial condition (including liquidity) in the future. We have not incurred significant disruptions thus far from the COVID-19 outbreak, but we are unable to accurately predict the full impact COVID-19 will have on our future results due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers and other factors.

We will continue to evaluate the nature and scope of the impact to our business, consolidated results of operations, and financial condition, and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

Overview

We are a leading worldwide developer and supplier of custom-designed semiconductor solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for Internet of Things, or IoT, products, which include smart devices with voice, speech, video, wireless connectivity, smartphones, tablets, personal computer, or PC, products, and other select electronic devices, including devices in automobiles.  We deliver semiconductor solutions including connectivity products, audio input and output System-On-Chips, or SoCs, high-definition video and vision SoCs, touch controllers, display drivers, fingerprint sensors, and touchpads, which comprise our semiconductor chip, firmware, and software as a complete customer solution.

We are a market leader in providing premium mixed signal semiconductor solutions to our target markets. Our original equipment manufacturer, or OEM, customers include most of the world’s largest OEMs for smart home devices, automotive solutions, smartphones and tablets, PC devices and peripherals and many large OEMs for audio and video products.  We generally supply our product solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for such products.

Our website is located at www.synaptics.com.  Through our website, we make available, free of charge, all our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These reports are available on our website promptly after their electronic filing with the SEC.  You can also read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and our Board Committee Charters.  The contents of our website are not incorporated into or deemed to be a part of this report.

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were the 52-week periods ended June 27, 2020, and June 29, 2019 and the 53-week period ended June 30, 2018.

IoT Applications Market

Our IoT market solutions broadly consist of SoC products, audio and video solutions, and wireless connectivity solutions. We provide SoC products used in human interface solutions for enabling smart devices at the edge.  We enable products for service provider set-top boxes, smart assistant speakers, over-the-top multimedia devices, wireless speakers, voice driven intelligent devices, including those integrating far-field technology, personal voice and audio products, video interface solutions for docking stations, hubs, high-speed connectivity for virtual reality devices, video surveillance, and imaging solutions for use in printers and fax/modems.  In addition, our automotive solutions include over a decade of mass production experience in mature touch solutions and display drivers adapted from our mobile consumer business to meet automotive-grade quality standards. Net revenue for our IoT product solutions accounted for approximately 24%, 21% and 21% of our net revenue for fiscal 2020, 2019 and 2018, respectively.

Within the fast growing consumer IoT market, we continue to expand our footprint in various devices by bringing converged video, vision, audio, and voice technologies coupled with leading edge human interface solutions and wireless connectivity capabilities. Our deep investment in far-field voice technology, our intellectual property portfolio for video, vision, audio and security, and our significant experience enabling Android-based platforms for service providers, coupled with our focus on enabling high performance, low power, and highly secure SoC solutions enable us to effectively serve our existing customers and position us to grow within the addressable market of consumer IoT devices.

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human interface product solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the mobile product applications markets.  Mobile product applications include smartphones, tablets, large touchscreen applications, as well as a variety of mobile, handheld, and entertainment devices.  Our array of product solutions for mobile product applications are designed to enrich the interface on smartphones, tablets, and peripherals, and enable the owner to view the screen on these devices and to more seamlessly interact with the content on these devices.  We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, advanced functionality, small size, low power consumption, durability, and reliability enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Our human interface product solutions for mobile applications constitute a substantial percentage of our net revenue.  Net revenue for our mobile product applications accounted for approximately 52%, 61%, and 63% of our net revenue for fiscal 2020, 2019, and 2018, respectively.  Our ongoing success in serving these markets will depend upon the size of the smartphone portion of the overall mobile phone market; our ability to demonstrate to OEMs the advantages of our product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our human interface product solutions.  In addition, our success will depend on our ability to demonstrate to mobile OEMs the advantages of our high-performance touch controller products and Display Driver Integrated Circuits, or DDIC products, our flexible touchscreen panel and systems engineering expertise, including our ability to successfully deliver DDIC products into the Organic Light Emitting Diode, or OLED, smartphone market.  The OLED smartphone market remains a key growth area for us. The thinner bendable (e.g. flexible and folding) displays will require special touch solutions to address the unique challenges such displays present to touch controllers.  We believe we are well-positioned to take advantage of this growing market based on our technology, engineering know-how, systems engineering experience, and the acceptance of our product solutions by OEMs in this market. The adoption of flexible OLED at top OEMs is expected to continue to grow, which could drive opportunities for our products.

The extended reality, or XR markets, including virtual reality, augmented reality, and mixed reality, represents growth opportunities for our display driver products.  The XR market is expected to continue to grow, with major investors in the space including today’s major hardware makers, in addition to new start-ups. Our high-performance, low power display driver technology is well-suited to the demands of the XR market.  The wearables market is also continuing to grow with many high-end wearables such as smartwatches utilizing a touchscreen that can be addressed by our touch and DDIC technologies.  Our engineering know-how and technological expertise with display drivers could represent an opportunity for us in these markets.

PC Product Applications Market

We provide custom product solutions for navigation, cursor control, access to devices or applications through fingerprint authentication, and audio codecs for the world’s premier PC OEMs.  These functions are offered as both stand-alone and integrated touch pads plus fingerprint recognition solutions.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as high-end keyboards and accessory touchpads.  Net revenue for our human interface product solutions for PC product applications accounted for approximately 24%, 18%, and 16% of our net revenue for fiscal 2020, 2019, and 2018, respectively.

We continue to expand our available product offerings through technology development enabling us to increase our product content within each notebook unit.  We are also applying our technologies to enable adoption of fingerprint recognition solutions to broaden our market opportunities. Based on the strength of our technology and engineering know-how, we believe we are well positioned to continue taking advantage of opportunities in the PC product applications market.

Recent Divestiture

In April 2020, we completed the sale of the assets of our Liquid Crystal Display, or LCD, Touch Controller and Display Driver Integration product line, or TDDI, for LCD-based mobile displays.  We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. The assets sold under the asset purchase agreement, had a carrying value of approximately $33.6 million as of the closing date of the transaction for cash consideration of $138.7 million.  The gain on sale of the assets was $105.1 million.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of premium semiconductor product solutions for each of the target markets in which we operate, including the IoT applications market, mobile product applications markets, and the PC product applications market.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our current product solutions and offer new and innovative product solutions to customers across multiple markets.  We intend to continue utilizing our technological expertise to reduce the overall size, cost, and power consumption of our product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We plan to invest in our research and development efforts through our engineering activities, including advancement of existing technologies, the hiring of key engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, the most advanced, easy-to-use, functional human interface semiconductor product solutions to our target markets.

Capitalize on Growth of New and Evolving Markets

We intend to capitalize on the growth of new and evolving markets, such as the smart home and home automation market, voice enabled assistants, virtual reality, video interface docking, and wearables within the IoT market, the smartphone market, portions of the PC market, and the automotive market, brought about by the convergence of computing, communications, and entertainment devices.  We intend to build upon our existing innovative and intuitive and intelligent semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets.  We will offer our solutions to existing and potential customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of our OEMs’ products.  We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

Enhance Our Position in the Smartphone, Tablet, and PC Product Application Markets

We intend to continue introducing market-leading human interface product solutions in terms of performance, power consumption, functionality, size, and ease of use for the smartphone, tablet, and PC product applications markets.  We plan to continue enhancing our customers’ industrial design options and device functionality through innovative product development, in order to enhance and grow our position within our target markets. As the high-end market for smartphones continues the shift to OLED solutions, we intend to deliver further enhancements to our products to support that market.

Emphasize and Expand Customer Relationships

We intend to emphasize and expand our strong and long-standing customer relationships and seek to build and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human interface product solutions for our customers' products.  We believe that our human interface product solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality human interface product solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our product solutions.  We endeavor to streamline the entire design and delivery process through our ongoing design, engineering, and production improvement efforts.  We also focus on providing timely pre- and post-sales support to our customers, assisting with their efforts to develop, integrate, and manufacture their products with our solutions.

We plan to offer IoT voice, audio, and video solutions, wireless connectivity solutions, touch and display driver solutions, and fingerprint sensor solutions, as well as design tools, technical support and documentation to assist in the development of human interface designs in products such as digital entertainment devices, smartphones, notebooks, PC peripherals, and other applications.  We offer our customers a choice of our chip solutions or our custom module solutions.  Our chip solution consists of our proprietary integrated circuit, firmware and software, including customer-specific firmware and software, while our custom module solution enables customers to utilize our proprietary integrated circuit together with third-party components and assembly.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand our strategic relationships to enhance our ability to offer value-added semiconductor product solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions.  We also intend to evaluate the potential acquisitions of companies and assets in order to expand our technological expertise and to establish or strengthen our presence in selected target markets.

Fabless Semiconductor Manufacturing

We plan to selectively partner with foundries and backend processors to solidify our longstanding key supply chain relationships.  This strategy results in a scalable business model, enables us to concentrate on our core competencies of research and development and product design and engineering, and reduces our capital expenditures and working capital requirements.  Our fabless semiconductor manufacturing strategy allows us to maintain a variable cost model, in which we do not incur most of our manufacturing costs until our product solutions have been shipped and invoiced to our customers.

Competitive Advantages

We develop advanced human interface technologies that enrich the users’ experience in interacting with their computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human interface product solutions are engineered to accommodate diverse platforms, and our expertise in device interfaces and usability help improve the features and functionality of our solutions.  Our extensive array of technologies includes chips, firmware, software, mechanical and electrical designs, artificial intelligence, or AI, and algorithm-based pattern recognition, multi-finger touch-sensing technologies, advanced noise mitigation technologies, display driver technologies, image, voice and multimedia processing.

Our products are custom-engineered, total solutions including sensor design, module layout, application specific integrated circuits, or ASICs, firmware, and software features for which we provide design, manufacturing and testing support. This allows us to be a one-stop supplier for complete human interface design from concept prototyping, to product development, manufacturing, testing and support.  Through our engineering know-how and technological expertise, we provide our customers with solutions that address their individual design requirements and result in high-performance, feature-rich, and reliable interface solutions.  We believe our solutions offer the following characteristics:

•

Advanced Functionality.  Our solutions offer advanced features, such as voice barge-in, ambient noise cancellation, and video noise reduction to enhance the user experience, high-performance multimedia encode/decode for high resolution video processing and transport, security and AI algorithms embedded, face detect, force sensing, 240Hz touch report rate, and 144Hz display refresh technology for mobile applications.

•	Low Power Consumption. The low power consumption of our solutions enables our customers to offer products with longer battery life and/or smaller battery capacity.

•

Small Size.  The small, thin size of our solutions and reduced number of external components enables our customers to reduce the overall size and weight of their products in order to satisfy consumer demand for portability.

•	Ease of Use. Our solutions offer the ease of use and intuitive interaction that users demand.
•	Reliability. The reliability of our solutions satisfies consumer requirements for dependability, which is a major component of consumer satisfaction.
•	Durability. Our solutions withstand repeated use, harsh physical treatment, and temperature fluctuations while providing an enduring, superior level of performance.
•	Simplified Security. Our fingerprint authentication solutions protect the user’s identity, while simplifying the user experience for electronic devices.

We believe these characteristics will enable us to continue enhancing our position as a technological enabler within our target markets.

Our emphasis on technological leadership and design capabilities positions us to provide unique human interface product solutions that address specific customer requirements, as well as satisfy specifications, for features and functionality, industrial design, security, mechanical, and electrical requirements.  With our Edge SOC products, we offer full system solutions that enable an immersive voice/audio, multimedia and vision experience.  Our Edge SOCs enable secure artificial intelligence processing on device, for enhanced privacy and responsiveness. Our diversified audio product line enables clear voice for audio calls, immersive surround sound for gaming, advanced noise cancellation for consumer products and ultra-low-power hi-fidelity audio for mobile applications. Our products also offer unique integration options, including the ability to place our capacitive sensors underneath plastic or glass surfaces on a device or the combining of a touchpad and fingerprint sensor in one device and the ability to optimize the performance our wireless connectivity together with our AI enhanced edge SoC multimedia processors.

Our long-term working relationships with large, global OEMs and leading display manufacturers provide us with the experience to satisfy their demanding design specifications and other requirements.  Our custom product solutions provide OEMs with numerous benefits, including:

•	Shorter product time to market;
•	Improved product functionality and utility;
•	Reduced product development costs;
•	Ease of system integration;
•	Compact and efficient platforms;
•	Product differentiation; and
•	Continuity of supply.

Our collaborative efforts with our customers reduce duplication and overlap of investment and resources, enabling our OEM partners to devote more time and resources to the market development of their differentiated products.

Products

Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

VideoSmart™

Our VideoSmart series SoCs include CPUs running at up to 40K DMIPS, gaming-grade GPUs, voice, and Neural Network processing units.  These powerful solutions combine a CPU, NPU, and GPU into a single software-enriched SoC. They enable smart multimedia devices including set-top boxes, or STB, over-the-top, or OTT, streaming devices, soundbars, surveillance cameras and smart displays.

AudioSmart®

AudioSmart products bring forward optimum analog, mixed-signal and digital signal processor, or DSP, technologies for high-fidelity voice and audio processing. Our AudioSmart products include far-field voice technologies that enable accurate voice command recognition from a distance while disregarding other sounds, such as music, in order to activate smart devices such as smart speakers. AudioSmart also includes personal voice and audio solutions for high-performance headsets that enable active noise cancellation.

ConnectSmart™

Our ConnectSmart video interface IC portfolio offers a full range of high-speed video/audio/data connectivity solutions that are designed for linking CPUs/GPUs and various endpoints for applications including PC docking stations, travel docks, dongles, protocol converters and virtual reality head mounted displays.

DisplayLink®

Our DisplayLink products utilize highly efficient video encode/decode algorithms to deliver a semiconductor-based solution which transmits compressed video frames across low bandwidth connections. These solutions are used in PC docking applications, conference room video display systems, and video casting applications.

Wireless Connectivity

Our wireless connectivity solutions include state-of-the-art Wi-Fi, Bluetooth, GPS, and GNSS, to address broad IoT market applications including home automation, multimedia streamers, security cameras, wireless speakers, games, drones, printers, wearable and fitness devices, in addition to numerous other applications which require a wireless connection.

ImagingSmart™

Our ImagingSmart solutions include a product portfolio that spans four distinct product areas including document and photo imaging controllers, digital video, fax, and modem solutions. ImagingSmart products leverage image processing IP, JPEG encoders and DSP technology to deliver a wide range of fax, modem, digital video and printer solutions for home, mobile and imaging applications.

ClearPad®

Our ClearPad family of products enables the user to interact directly with the display on electronic devices, such as mobile smartphones, tablets, and automobiles.  Our ClearPad has distinct advantages, including low-profile form factor; high reliability, durability, and accuracy; and low power consumption.  We typically sell our ClearPad solution as a chip, together with customer-specific firmware, to sensor manufacturers, OLED manufacturers or LCD manufacturers, to integrate into their touch-enabled products.  A discrete touchscreen product typically consists of a transparent, thin capacitive sensor that is placed over or integrated into a display, such as an LCD or OLED, and combined with a flexible circuit board and a touch controller chip.  Each ClearPad solution is custom designed to integrate customer-specific input preferences such as force sensing, pen input, gloved finger recognition and proximity.

We utilize capacitive technology, rather than resistive or mechanical technology, in our touch and fingerprint solutions.  Unlike resistive and mechanical technology, our solid-state capacitive technology has no moving parts and does not require activation force, thereby providing a durable and more reliable solution that can be integrated into both curved and flat surfaces.  Capacitive technologies also allow for much thinner sensors than resistive or mechanical technology, providing for slimmer, more compact and unique industrial designs.

Our ClearPad Series 3 product family can provide full-time tracking of ten or more fingers simultaneously, and features stylus support as well as support for various sensor configurations, including traditional discrete sensors; sensor-on-lens, which includes sensor electrodes patterned on the bottom of the glass cover lens and on-cell, which includes sensor electrodes patterned on the display glass.

Our ClearPad Series 7 product family is designed to meet the requirements of the large touchscreen market for products more closely related to tablets, notebooks, slates and similar devices.  Our ClearPad Series 7 products include low-cost, single-chip touchscreen solutions and multi-chip touchscreen solutions designed for devices that have more demanding user input requirements, such as gaming applications.

ClearViewTM

Our ClearView display driver products offer advanced image processing and low power technology for displays on electronic devices, including smartphones and tablets. ClearView products include adaptive image processing that works in concert with proprietary customization options to enable development of efficient and cost-effective high-performance solutions and faster time to market.  Our display driver products offer automatic regional control of color balance that optimizes light and dark areas of an image simultaneously, and sunlight readability enhancement capabilities that optimize image quality under various lighting conditions.  Our virtual reality bridge and virtual reality DDIC chips enable our customers to move to higher resolution displays that solve the “screen door” effect caused by lower resolution displays.

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

TouchPadTM

Our TouchPad family of products, which can take the place of, and exceed the functionality of a mouse, consists of a touch-sensitive pad that senses the position and movement of one or more fingers on its surface through the measurement of capacitance.  Our TouchPad provides an accurate, comfortable, and reliable method for screen navigation, cursor movement, and gestures, and provides a platform for interactive input for both the consumer and corporate markets.  Our TouchPad solutions allow our OEMs to provide stylish, simple, user-friendly, and intuitive solutions to consumers.  Our TouchPad solutions also offer various advanced features, including scrolling, customizable tap zones, tapping and dragging of icons, and device interaction.

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

SecurePadTM

Our SecurePad integrates our Natural ID fingerprint sensor directly into the TouchPad area, improving usability and simplifying the supply chain for notebook PC manufacturers.

ClickPadTM

Our ClickPad introduces a clickable mechanical design to the TouchPad solution, eliminating the need for physical buttons. The button-less design of our ClickPad allows for unique, intuitive industrial design and makes an excellent alternative to conventional input and navigation devices.  Our ClickPad is activated by pressing down on the internal tact switch to perform left-button or right-button clicks and provides tactile feedback similar to pressing a physical button.  The latest version of ClickPad features ClickEQTM, a mechanical solution that provides uniform click depth to maximize the surface area available for gestures and improves click performance over hinged designs.

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

Other Products

Other product solutions we offer include Dual Pointing Solutions, and TouchStykTM.  Our dual pointing solutions offer TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice.  TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that used in our TouchPad.

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

Our broad line of human interface semiconductor product solutions is currently based upon the following key technologies:

•	Proprietary microcontroller technology;
•	Proprietary vector co-processor technology;
•	Multimedia processing technology;
•	Voice and audio technology;
•	Pattern recognition technology;
•	Deep learning and neural network inferencing technology.
•	Mixed-signal integrated circuit technology;
•	Wireless technology;
•	Video interface and compression technology;
•	Imaging and modem technology;
•	Capacitive position and force sensing technology;
•	Capacitive active pen technology;
•	Multi-touch technology; and
•	Display systems and circuit technology.

In addition to these technologies, we develop firmware and device driver software that we incorporate into our products, which provide unique and advanced features.  In addition, our ability to integrate all our products to interface with major operating systems provides us with a competitive advantage.

Proprietary Microcontroller Technology.  One example of our microcontroller technology is our proprietary 16-bit microcontroller core that is embedded in the digital portion of our capacitive touch mixed signal ASICs, which is allowing us to optimize our ASICs for position sensing tasks.  Our embedded microcontroller provides great flexibility in customizing our products via firmware, which eliminates the need to design new circuitry for each new application.

Proprietary Vector Co-Processor Technology.  Our vector co-processor technology is designed for use in our ASICs, accompanying either one of our own proprietary microcontroller cores or a commercially available one.  The co-processor boosts an ASIC’s computational performance by efficiently processing vectors of data for a range of mathematical operations.  This allows us to implement more computationally intensive algorithms within our firmware.

Multimedia Processing Technology.  This technology allows us to create multimedia SoC products for set-top boxes, soundbars, digital personal assistants, smart displays, virtual reality, OTT, audio and video.  Our video processing technology includes hardware and algorithms to reduce analog and digital noise, convert to different video formats, and enhance color and contrast.  Our products include security and secure encrypt/decrypt technology, including secure boot and hardware root of trust.

Voice and Audio Technology.  This technology allows us to develop human interface and communication products based on voice and audio interaction.  The technology embodies a broad range of analog and mixed signal circuits expertise and audio signal processing algorithms, including:

•	Noise suppression;
•	Acoustic echo cancellation;
•	De-reverberation;
•	Active noise cancellation;
•	Trigger word detection;
•	Mid-field and far-field voice processing;
•	Audio digital signal processor architecture;
•	Audio codecs;
•	Audio post processing;
•	Voice activity detection;
•	High performance audio analog-to-digital converters, or ADCs, and digital-to-analog converters, or DACs;
•	Audio amplifiers;
•	USB interfaces;
•	Efficient charge pumps and low drop-out regulators, or LDOs;
•	Low power audio processing;
•	Speaker protection; and
•	Product acoustic design.

Pattern Recognition Technology.  This technology is a set of software algorithms and techniques for converting real world data, such as gestures and handwriting, into a digital form that can be recognized and manipulated within a computer.  Our technology provides reliable gesture decoding and handwriting recognition and can be used in other applications such as signature verification for a richer user experience.

Deep Learning and Neural Network Inferencing Technology.  This technology allows us to create and train deep neural networks for audio, image processing, video processing and computer vision functions.  Some of our products contain hardware designed to evaluate deep neural networks securely and with low latency.  We also have technology that allows us to compress our trained neural networks for more efficient AI-at-the-edge on our hardware.  These neural network algorithms improve the quality of the sensed data (for example, reduce the noise, or increase the resolution) as well as interpret the sensed data.

Mixed-Signal Integrated Circuit Technology.  This hybrid analog-digital integrated circuit technology combines the power of digital computation with the ability to interface with non-digital, real-world signals, such as the position of a finger or stylus on a surface.  Our patented design techniques permit us to utilize this technology to optimize our core ASIC engine for all our products.  Our mixed-signal technology consists of a broad portfolio of circuit expertise in areas such as the following:

•	High-speed serial interfaces;
•	Analog-to-digital and digital-to-analog converters;
•	SRAM, DRAM, and non-volatile memories;
•	Electromagnetic emissions suppression and susceptibility hardening;
•	Very Large Scale Integrated, or VLSI, digital circuits with multiple clock and power domains;
•	Communications and signal processing circuits;
•	Power management (switching converters, charge pumps, and LDOs);
•	Precision capacitance measurement;
•	LCD source and VCOM drivers; and
•	Display timing controllers, or TCONs.

Wireless Technology.  Our wireless connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, and satellite-based GPS/GNSS mobile navigation receivers. Wi-Fi allows devices on a local area network to communicate wirelessly, adding the convenience of mobility to the utility of high-speed data networks. We offer a family of high performance, low power Wi-Fi chipsets. We offer products which incorporate the latest Wi-Fi standards such as 802.11AX, which is known as Wifi-6. Bluetooth is a low power technology that enables direct connectivity between devices. We offer a complete family of Bluetooth silicon and software solutions that enable customers to easily and cost-effectively add Bluetooth functionality to virtually any device. These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.

We also offer a family of GPS and GNSS semiconductor products, software and data services. These products are part of a broad location platform that enable customer devices to wirelessly communicate and receive precise location and navigational data from satellite constellations for use in various location services applications.

Video Compression Technology.  Our video interface solutions include our ConnectSmart and DisplayLink portfolios, offering a full range of interface solutions that connect devices to external displays and support the latest versions of the most widely used protocols, connectors and operating systems. Our flexible product lines for connecting devices combine high-performance interface with low power consumption and are designed for both commercial and consumer end-products. Our solutions have been broadly adopted by the top OEMs and original device manufacturers, or ODMs, to enable video expansion and protocol conversion, leverage high-end features, and deliver the bandwidth needed to drive multiple high-resolution external displays simultaneously.

Imaging and Modem Technology.  This technology allows us to create a family of SoC integrated circuits and software for printers, video cameras, fax machines and modems.  Key functional blocks include:

•	Image processing hardware accelerators;
•	Motion detection;
•	Low power video codecs;
•	Printer imaging pipeline;
•	Inkjet, laser, and thermal print engine and motor control;
•	Scan/camera and peripheral control; and
•	Data and fax modem hardware and firmware.

Capacitive Fingerprint Sensing Technology.  Our fingerprint sensing technology simplifies the system or application authentication process by substituting the user’s fingerprint for the login name and password. Our capacitive fingerprint sensing technology provides for fingerprint authentication by scanning and matching an image of a user’s fingerprint, as well as initial fingerprint enrollment.  Our sensing technology also incorporates spoof detection and includes many implementation choices including the back of the phone or PC, button integration, touchpad integration, and under glass.

Capacitive Position and Force Sensing Technology.  Our Position Sensing technology provides a method for sensing the presence, position, and contact area of one or more fingers or a stylus on a flat or curved surface.  Our technology works with very light touch, supports full multi-touch capabilities, and provides highly responsive cursor navigation, scrolling, and selection.  It uses no moving parts, can be implemented under plastic or glass, and is extremely durable.  Our technology can also track one or more fingers in proximity to the touch surface. Our Force Sensing technology senses the direction and magnitude of a force applied to an object.  The object can either move when force is applied, like a typical joystick used for gaming applications, or it can be isometric, with no perceptible motion during use, like our TouchStyk, ForcePad, or ClearForce.  The primary competition for this technology is resistive strain gauge technology.  Our electronic circuitry determines the magnitude and direction of an applied force, permits very accurate sensing of tiny changes in capacitance, and minimizes electrical interference from other sources.  Our capacitive force sensing technology can be integrated with our position sensing technology.

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

Display Systems and Circuit Technology.  This technology enables us to develop optimized human interface semiconductor product solutions with improved compatibility with their application environments. This technology consists of mobile and large format display semiconductor expertise, including the following functional blocks:

•	Display timing controllers, or TCONs;
•	Thin-Film-Transistor, or TFT, gamma references;
•	Smooth dimming and content adaptive brightness control;
•	Contrast enhancement;
•	Color enhancement;
•	Color space adjustment;
•	Gamma curve control;
•	Force, touch and display synchronization;
•	Local area active contrast optimization;
•	Sunlight readability enhancements;
•	Adaptive image compression and decompression;
•	Sub-pixel rendering;
•	Demura compensation;
•	Rounded corner processing;
•	Video scaling;
•	Edge enhancement;

•	Frame rate control;
•	High-speed serial interfaces such as MIPI DSI and Qualcomm MDDI; and
•	Display power circuits such as inductive switchers, charge pumps, and LDOs.

This technology also enables us to develop advanced products that combine the functions of the display and touch sensing systems to enable highly integrated display and touch functionality with improved performance, thinner form factors, and lower system cost.

Our latest addition to our automotive portfolio is an automotive grade integrated touch and display drivers, or TDDI, for indium gallium zinc oxide and amorphous silicon gate-in-panel displays and low-temperature polycrystalline panels up to 4K resolution.

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

Our research and development programs focus on the development of accurate, easy to use, reliable, and intuitive human interfaces for electronic devices.  We believe our innovative interface technologies can be applied to many diverse products, and we believe the interface is a key factor in the differentiation of these products.  AI-at-the-edge is a focus area for us in enabling better performance and enhancing user experience in many of these products.  We believe that our interface technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability.  We also intend to pursue strategic relationships and acquisitions to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.

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

As of the end of fiscal 2020, we employed 1,012 people in our technology, engineering, and product design functions in the United States, China, Taiwan, Japan, India, Korea, and Hong Kong.  Our research and development expenses were $302.5 million, $342.7 million, and $363.2 million for fiscal 2020, 2019, and 2018, respectively.

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

As of June 27, 2020, we held 1,851 active patents and 725 pending patent applications worldwide.  Collectively, these patents and patent applications cover various aspects of our key technologies, including those for capacitive sensing, secure biometrics, display driver and integrated sensing, video processing, optical imaging, acoustics and audio processing, far-field voice and speech capture, image processing, edge computing, and wired connectivity.  Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

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

Our leading OEM customers in fiscal 2020 included the following:

• Acer • Dell • Ford • Google	• Microsoft • Nikon • Oppo Mobile • Samsung
• Hewlett-Packard	• Sony
• Huawei	• Technicolor
• Lenovo	• Vivo
• LG Electronics

We generally supply custom-designed products to OEMs through their contract manufacturers, supply chain or distributors. Sales to Fuhrmeister Electronics Co., Ltd. and Sharp Corporation accounted for 18% and 12%, respectively, of our net revenue in fiscal 2020.

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

Sales and Marketing

We sell our product solutions for incorporation into the products of our OEM customers.  We generate sales through direct sales employees as well as outside sales representatives, distributors and value-added resellers.  Our sales personnel receive substantial technical assistance and support from our internal technical marketing and engineering resources because of the highly technical nature of our product solutions.  Sales frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our customers' decision makers throughout the product development and order process.

As of the end of fiscal 2020, we employed 172 sales and marketing professionals.  We maintain customer support offices domestically and internationally, which are located in the United States, Taiwan, China, India, Korea, Japan, and Europe.  In addition, we utilize value-added resellers and sales distributors which are primarily located in the United States, China, Korea and Taiwan.

International sales constituted over 94% of our revenue for each of fiscal 2020, 2019, and 2018. Approximately 78%, 78% and 75% of our sales in fiscal 2020, 2019 and 2018, respectively, were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with Note 12 Segment, Customers, and Geographic Information to the consolidated financial statements contained elsewhere in this report.

Manufacturing

We employ a fabless semiconductor manufacturing platform through third-party relationships.  We currently utilize third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications.  The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom interface products or processed as our ASIC-based solution.

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

We diversify our production capacity through third-party relationships, thereby strengthening our supply chain platform.  We believe our third-party manufacturing strategy provides a scalable business model, enables us to concentrate on our core competencies of research and development, technological advances, and product design and engineering, and reduces our capital investment.

Our third-party contract manufacturers and semiconductor fabricators are predominately Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We generally do not have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  Our reliance on these parties exposes us to vulnerability owing to our dependence on a few sources of supply.  We believe, however, that other sources of supply are available.  We may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.

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

Backlog

As of the end of fiscal 2020, we had a backlog of orders of $256.6 million, a decrease of $20.4 million compared with a backlog of orders as of the end of fiscal 2019 of $277.0 million.  The decrease in backlog as compared to those reflected in backlog at the end of fiscal 2019 is primarily due to a lower number of units in backlog for our mobile business at the end of fiscal 2020, largely due to the sale of our TDDI mobile business which closed in April 2020, partially offset by an increase in the number of units in backlog for the same period in our PC business, as well as higher average selling prices of products ordered in backlog in all our businesses.  Our backlog consists of products for which purchase orders have been received and are scheduled for shipment on a subsequent date.  Most orders are subject to rescheduling or cancellation with limited penalties.  Because of the possibility of customer changes in product shipments, our backlog as of a particular date may not necessarily be indicative of net revenue for any succeeding period.

Competition

IoT

Our SoC solutions enabling new forms of media consumption paradigms integrate video processing, far-field voice and linguistics processing products are sold into market segments that offer significant potential growth, ranging from home automation applications, smart assistant platforms, surveillance cameras, to STB/OTT platforms and VR/AR solutions. The markets for STB/OTT products, surveillance cameras, home automation, and smart assistant solutions require strong technology innovation and deep systems and systems engineering expertise. Our principal competition in these markets include Broadcom, MediaTek, AmLogic, and Ambarella, among others.

We provide voice processing silicon and software solutions for voice-enabled devices, consumer and commercial imaging, and next-generation audio applications. In addition to our voice solutions, we support the audio headphone and virtual reality/mixed reality head mounted display industry with USB-C audio codec solutions for next generation wireless audio devices and wearables. Our competitors in the sale of audio products include Cirrus Logic, DSP Group, BES Technic, and Realtek.

Our wireless products for use in IoT application markets include our technologies such as Wi-Fi, Bluetooth, Wi-Fi-Bluetooth combinations, and GPS/GNSS support our customers’ need to develop products which can wirelessly communicate to networks, remote control of edge-devices, machine-to-machine communication, among other purposes.  Our principal competition includes Infineon, Qualcomm, MediaTek, NXP, and Silicon Labs, among others.

Our automotive products include touch, display driver, and TDDI solutions for major automotive OEMs.  Our principal competitors for these products include Focaltech, Himax, and Microchip.  Our IoT video interface products are sold into PC and smartphone docks and wireless adapter market applications. Our principal competitors in the sale of IoT interface products are Parade, Megachips, and Realtek.  We provide fax, modem and print silicon and software solutions for printers, fax machines, point of sale terminals, and medical applications. Our principal competitors in these markets are Marvell and Qbit.

PC and Mobile

Our touch, display and fingerprint-based semiconductor products are sold into markets for mobile product applications, PC product applications, and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Samsung LSI, Broadcom, Goodix and various other companies involved in human interface semiconductor product solutions.  Our principal competitors in the sale of notebook touch pads are Cirque Corporation, Elan Microelectronics and Goodix.  Our principal competitors in the sale of display driver products for the mobile and PC product applications markets include Focaltech, Novatek Microelectronics, Samsung LSI and SiliconWorks.  Our principal competitors in the sale of fingerprint authentication solutions for PC product applications markets are Egis Technology, Elan Microelectronics, and Goodix.

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

Employees

As of the end of fiscal 2020, we employed a total of 1,387 persons, including 203 in operations, finance, and administration; 172 in sales and marketing; and 1,012 in research and development.  Of these employees, 483 were located in North America and 904 in Asia/Pacific and the rest of the world. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel.  Our success depends on our continued ability to attract, hire, and retain qualified personnel.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of August 17, 2020:

Name	Age	Position
Michael Hurlston	53	President and Chief Executive Officer
Dean Butler	38	Chief Financial Officer
Saleel Awsare	55	Senior Vice President and General Manager, PC & Peripherals Division
Philip Kumin	55	Senior Vice President, Worldwide Sales
John McFarland	53	Senior Vice President, General Counsel and Secretary
Kermit Nolan	60	Chief Accounting Officer

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

Dean Butler has been the Chief Financial Officer of our Company since October 21, 2019.  Prior to joining our company, Mr. Butler served as Vice President of Finance at Marvell Technology Group Ltd. from July 2016 to October 2019. Prior to joining Marvell, he served as Controller of the Ethernet Switching Division at Broadcom Limited from January 2015 through July 2016. Prior to joining Broadcom, Mr. Butler held senior finance positions at Maxim Integrated from May 2007 to December 2014.  Mr. Butler received his Bachelor’s degree in Finance from the University of Minnesota Duluth.

Saleel Awsare became the Senior Vice President and General Manager of our PC & Peripherals Division in July 2020 and had been the Senior Vice President and General Manager of our IoT Division since April 2019 and the Senior Vice President of Corporate Marketing & Investor Relations since December 2018. Before joining our company as Corporate Vice President and General Manager of Audio & Imaging Products, he was President of Conexant Systems, LLC (“Conexant”) from March 2016 to July 2017, and Senior Vice President & General Manager of Audio & Imaging from April 2012 to March 2016.  Synaptics acquired Conexant in July 2017. Mr. Awsare served as President of Nuvoton Technology Corporation's U.S. operations and General Manager of Nuvoton’s audio and voice divisions from December 2008 to March 2012. Prior to Nuvoton, Mr. Awsare was the Executive Vice President and General Manager of mixed signal products for Winbond Electronics Corporation America. Before Winbond, Mr. Awsare was a director of engineering for Information Storage Devices. Mr. Awsare is a member of the Board of Directors, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of Sigma Designs, Inc. and a member of the Board of Trustees of Stevens Institute of Technology. Mr. Awsare holds a Bachelor of Science in Electrical Engineering from Stevens Institute of Technology and a Master of Science in Engineering Management from Santa Clara University.

Philip Kumin has been the Senior Vice President, Sales of our Company since March 30, 2020. Prior to joining our company, Mr. Kumin was the founder and managing partner of Paragon Technical from July 1997 to March 2020. Mr. Kumin has more than 30 years of industry experience with more than 20 semiconductor companies, including leadership roles at Brooktree (acquired by Rockwell) and Texas Instruments. Mr. Kumin received a Bachelor of Science degree in Electrical Engineering from the University of Massachusetts Lowell.

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

Kermit Nolan has been the Chief Accounting Officer since February 2019 and was Interim Chief Financial Officer of our company from February 2019 to October 2019. Mr. Nolan joined the company in March 2004 and has served in various accounting, tax and finance roles including most recently as Vice President of Finance and Corporate Controller. Prior to joining our company, Mr. Nolan worked in various tax and accounting positions at two public companies including Hello Direct (acquired by GN Netcom in November 2000), and Inmac (acquired by MicroWarehouse in January 1996). Mr. Nolan began his career in accounting with KPMG, formerly, Peat, Marwick, Mitchell and Co. Mr. Nolan holds a Bachelor of Science degree in Accounting from San Jose State University.

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

We currently depend on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.

We currently depend on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue. Any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.  Similarly, a softening of demand in the smartphone market, the tablet market, or the notebook portion of the PC product applications market, or a slowdown of growth in the mobile product applications market because of consumer preferences, the emergence of applications not including our solutions, or other factors would cause our business, operating results, and financial position to suffer.

Net revenue from our solutions for mobile product applications has been volatile in the past and may not increase or be less volatile in the future.

Net revenue from our solutions for mobile product applications, particularly smartphones, has been volatile in the past, and may not increase or be less volatile in the future.  Net revenue from our solutions for mobile product applications was $698.9 million for fiscal 2020, $900.1 million for fiscal 2019, and $1,021.0 million for fiscal 2018.  Our business for mobile product applications faces many uncertainties, including our success in enhancing our position in evolving markets dominated by a limited number of OEMs, and market acceptance of our products over competitive or lower-cost solutions. Our inability to address these uncertainties successfully would negatively affect our business.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to Sharp Corporation and Fuhrmeister Electronics Co., Ltd. accounted for 10% or more of our net revenue in fiscal 2020.  During fiscal 2020, we had two OEM customers that integrated our products into their mobile products representing approximately 30% and 12% of our revenue and one OEM customer that integrated our products into their PC products that represented approximately 15% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition and business.

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

COVID-19, a potentially deadly respiratory tract infection caused by the SARS-CoV-2 virus, has spread rapidly and enveloped most of the world, causing a global public health crisis. On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Governments in affected countries are imposing travel bans, quarantines and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial lockdown measures, and other countries and local governments may enact similar policies. The United States has temporarily restricted travel by foreign nationals into the country from a number of areas. In addition, the federal government and all of the states in the U.S., have declared a state of emergency or similar disaster declaration, and many states, including California where we are headquartered, have enacted shelter-in-place or similar restrictive orders. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions, which could materially adversely affect our future operations. Uncertainties regarding the economic impact of the COVID-19 outbreak have resulted in market turmoil, which could also negatively impact our business, financial condition and cash flows.

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

We cannot assure you that our product solutions for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.

Our product solutions may not be successful in new markets despite the fact that these product solutions are capable of enabling people to interact more easily and intuitively with a wide variety of personal computer, mobile computing, communications, entertainment, automotive, electronic and smart devices.

Various target markets for our product solutions, such as automotive touchscreens and IoT, may develop slower than anticipated or could utilize competing technologies.  The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

Our ability to generate significant revenue from new markets will depend on various factors, including the following:

•	the development and growth of these markets;
•	the ability of our technologies and product solutions to address the needs of these markets, the price and performance requirements of OEMs, and the preferences of end users; and

•

our ability to provide OEMs with solutions that provide advantages in terms of size, power consumption, reliability, durability, performance, and value-added features compared with alternative solutions.

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

If we fail to maintain and build relationships with our customers, or our customers’ products which utilize our solutions do not gain widespread market acceptance, our revenue may stagnate or decline.

We do not sell any products to end users and we do not control or influence the manufacture, promotion, distribution, or pricing of the products that incorporate our solutions.  Instead, we design various solutions that our OEM customers incorporate into their products, and we depend on such OEM customers to successfully manufacture and distribute products incorporating our solutions and to generate consumer demand through marketing and promotional activities.  As a result of this, our success depends almost entirely upon the widespread market acceptance of our OEM customers’ products that incorporate our solutions.  Even if our technologies successfully meet our customers' price and performance goals, our sales could decline or fail to develop if our customers do not achieve commercial success in selling their products that incorporate our solutions.

We must maintain our relationships with our existing customers, particularly with leading notebook computer, smartphone and tablet OEMs, and expand our relationships with IoT OEMs. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay, subject to certain limitations.  In order to meet the expectations of our customers, we must provide innovative solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals.  If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

In addition to maintaining and expanding our customer relationships, we must also identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that incorporate our solutions.  Our failure to identify potential growth opportunities, particularly in the smartphone and the tablet market, the PC product applications market, or the IoT market, or our failure to establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our operating results.

We depend on our contract manufacturers and semiconductor fabricators to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in Asia.  We provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We generally do not, however, have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins.  Although we have been able to obtain increased production capacity from our third-party contract manufacturers in the past, there is no guarantee that our contract manufacturers will be able to increase production capacity to meet customer demands in the future.  Our contract manufacturers also serve other customers, a number of which have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs or disrupt our supply of such products.  The loss of relationships with our contract manufacturers or assemblers, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and adversely affect our operating results.

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

We provide solutions that are incorporated by OEMs into the products they sell.  OEMs make the determination during their product development programs whether to incorporate our solutions or pursue other alternatives.  This process requires us to make significant investments of time and resources in the design of solutions for our OEMs’ products well before our customers introduce their products incorporating our interface solutions into the market, and before we can be sure that we will generate any significant sales to our customers or even recover our investment.  During a customer’s entire product development process, we face the risk that our interfaces will fail to meet our customer’s technical, performance, or cost requirements, or that our products will be replaced by competitive products or alternative technological solutions.  Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts.  The occurrence of any of these events could cause sales to not materialize, be deferred, or be cancelled, which could adversely affect our operating results.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control.  These factors include the following:

•	our success in designing and introducing new solutions, including those implementing new technologies;
•	our ability to predict the evolving needs of our customers and to assist them in incorporating our technologies into their new and existing products;
•	our ability to meet our customers’ requirements for low power consumption, ease of use, reliability, durability, and small form factor;
•	our ability to meet our customers’ price and performance requirements;
•	the quality of our customer service and support;
•	the rate at which customers incorporate our solutions into their own products;

•	product or technology introductions by our competitors; and
•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions.

If we do not keep pace with technological innovations, our products may not remain competitive and our revenue and operating results may suffer.

We operate in rapidly changing, highly competitive markets.  Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions.  Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets.  Therefore, we will be required to expend substantial funds for and commit significant resources to enhancing and developing new technology, which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential solutions.

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

Our future operating results will depend to a significant extent on our ability to continue to provide new solutions that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences.  Our success in maintaining existing customers, attracting new customers, and developing new business depends on various factors, including the following:

•	innovative development of new solutions for customer products;
•	utilization of advances in technology;
•	maintenance of quality standards;
•	performance advantages;
•	efficient and cost-effective solutions; and
•	timely completion of the design and introduction of new solutions.

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

Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia.  The imposition of tariffs against foreign imports of certain materials could make it more difficult or expensive for us or our OEMs to obtain sufficient quantities of components and other materials necessary for the production of our products or products which incorporate our product solutions.  Any interruptions to supply could result in delay or cancellation of our products, which could adversely affect our business and operating results.

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

Our manufacturing and assembly operations are primarily conducted in China, Taiwan, and Thailand by contract manufacturers and semiconductor fabricators.  We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, Denmark, India, Japan, Korea, Poland, Switzerland, Taiwan, and the U.K.  These international operations expose us to various economic, political, regulatory, and other risks that could adversely affect our operations and operating results, including the following:

•	difficulties and costs of staffing and managing a multinational organization;
•	unexpected changes in regulatory requirements;
•	differing labor regulations;
•	differing environmental laws and regulations, including in response to climate change;
•	potentially adverse tax consequences;
•	possible employee turnover or labor unrest;
•	greater difficulty in collecting accounts receivable;
•	the burdens and costs of compliance with a variety of foreign laws;

•	the volatility of currency exchange rates;
•	potentially reduced protection for intellectual property rights;
•	political or economic instability in certain parts of the world; and
•	natural disasters, including earthquakes or tsunamis.

If any of these risks associated with international operations materialize, our operations could significantly increase in cost or be disrupted, which would negatively affect our revenue and operating results.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2020, approximately 12% of our costs were denominated in non-U.S. currencies, including Armenian dram, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, and Swiss francs.

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

The failure to manage our planned growth effectively could strain our resources, which would impede our ability to increase revenue.  We have increased the number of our solutions in the past and may plan to further expand the number and diversity of our solutions and their use in the future.  Our ability to manage our planned diversification and growth effectively will require us to:

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

We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products and therefore, some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited.  Confidentiality and non-disclosure agreements which are in place may not be adequate to protect our proprietary technologies or may be breached by other parties. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention assignment agreements.  Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products or may use our technologies and products competitively and without appropriate limitations. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Other companies, including our competitors, may independently develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our technologies and products.

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

We cannot be certain that our technologies and products do not and will not infringe issued patents or other third party proprietary rights.  Any claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us.  We may also have to pay substantial damages to third parties or indemnify customers or licensees for damages they suffer if the products they purchase from us or the technology they license from us violates any third party intellectual property rights. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses to use such third-party technology could prevent us from manufacturing, using, or selling certain of our products, and there is no guarantee that we will be able to develop or acquire alternate non-infringing technology.

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

We expect to continue to pursue opportunities to acquire other businesses and technologies in order to complement our current solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise create growth opportunities.  We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria.  Acquisitions may also become more difficult in the future as we or others acquire the most attractive candidates.  Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.  If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

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

Transactions relating to our Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

On June 26, 2017, we completed the offering of the Notes in the aggregate principal amount of $525.0 million, of which $220.0 million of the net proceeds were used to repay the amounts outstanding under our credit agreement (which we refer to herein, as amended and supplemented, as the “Credit Agreement”) with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders, with a corresponding reduction of revolver commitments under the Credit Agreement to $250.0 million, $100.0 million of which was outstanding as of June 27, 2020.  We are permitted under the indenture governing our Notes and the Credit Agreement to incur additional debt under certain conditions, including additional secured debt.  If new debt were to be incurred in the future, the related risks that we now face could intensify.

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, 470-20, Debt with Conversion and Other Options. Under ASC 470-20, companies are required to separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s effective interest. The equity component of our Notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, under certain circumstances, the convertible debt instruments that may be settled entirely or partially in cash will be accounted for utilizing the treasury stock method beginning in the first quarter of fiscal 2018, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

We face risks associated with security breaches or cyberattacks.

We face risks associated with security breaches or cyber-attacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company, our employees and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following: liability for stolen assets or information; fines imposed on us by governmental authorities for failure to comply with privacy laws or for disclosure of any personally identifiable information as a part of such attack; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; and expenses to rectify the consequences of the security breach or cyberattack.  In addition, any compromise of security from a security breach or cyberattack could deter customers or business partners from entering into transactions that involve providing confidential information to us.  As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

The accounting requirements for income taxes on certain of our share-based compensation awards may subject our future quarterly and annual effective tax rates to volatility.

We recognize a tax benefit upon expensing nonqualified stock options and restricted stock units, or RSUs, issued under our share-based compensation plans.  However, under current accounting standards, we cannot recognize that tax benefit concurrent with expensing incentive stock options and employee stock purchase plan shares (qualified stock options) issued under our share-based compensation plans.  For qualified stock options that vested after our adoption of the applicable accounting standards, we recognize the tax benefit only in the period when disqualifying dispositions of the underlying stock occur and, for qualified stock options that vested prior to our adoption of the applicable accounting standards, the tax benefit is recorded directly to additional paid-in capital.  Accordingly, because we cannot recognize the tax benefit for share-based compensation expense associated with qualified stock options until the occurrence of future disqualifying dispositions of the underlying stock, such disqualified dispositions may happen in periods when our stock price substantially increases, and because a portion of that tax benefit may be directly recorded to additional paid-in capital, our future quarterly and annual effective tax rates may be subject to volatility.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

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

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we own and utilize approximately 161,000 square feet of facilities.  We also have research and development functions in leased offices in California, Georgia, Massachusetts and Texas.  Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions.  We have leased facilities with logistics operations in Hong Kong and Japan, leased facilities with sales and support operations in China, Denmark, Hong Kong, Japan, Korea, Switzerland and Taiwan, and leased facilities with engineering design support operations in China, England, India, Japan, Korea, Poland, Switzerland, Taiwan, the U.K. and California, U.S.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various litigation matters and claims arising from time to time in the ordinary course of business.  While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

For further information regarding current legal proceedings, see Note 7 Leases, Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

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

Stockholders

As of August 17, 2020, there were approximately 126 holders of record of our common stock.  The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 17, 2020 was $84.95.

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

Issuer Purchases of Equity Securities

From April 2005 through June 2020, our Board of Directors cumulatively authorized the repurchase of $1.4 billion for our common stock in our stock repurchase program, which expires in July 2021.  The remaining amount authorized for repurchase under our stock repurchase program was $177.4 million as of June 27, 2020.  During the three-month period ended June 27, 2020, repurchases under the stock repurchase program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 29, 2020 - April 25, 2020	1,900	$54.31	1,900	$177,350,939
April 26, 2020 - May 23, 2020	—		—	$177,350,939
May 24, 2020 - June 27, 2020	—		—	$177,350,939
Total	1,900

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 27, 2020 for (i) our common stock, (ii) the Nasdaq Composite Index (iii) S&P Semiconductor Select Industry Index and (iv) the Russell 2000 Index.  The graph assumes an investment of $100 on June 30, 2015.  The calculations of cumulative stockholder return on the Nasdaq Composite Index, the S&P Semiconductor Select Industry Index, and the Russell 2000 Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index, The S&P Semiconductor Select Industry Index, The Russell 2000 Index

$270
$220
$170
$120
$70
$20
6/15
6/16
6/17
6/18
6/19
6/20
Synaptics Incorporated
Nasdaq Composite Index
Russell 2000 Index
S&P Semiconductor Select Industry Index

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each fiscal year in the five-year period ended June 27, 2020.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Fiscal 2018 was a 53-week period and all other fiscal years presented were 52-week periods. Our past results of operations are not necessarily indicative of our future results of operations.  You should read the selected financial data below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes contained elsewhere in this report.

	2020	2019	2018	2017	2016
	(in millions, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$1,333.9	$1,472.2	$1,630.3	$1,718.2	$1,666.9
Cost of revenue	790.8	975.1	1,150.2	1,194.6	1,085.4
Gross margin	543.1	497.1	480.1	523.6	581.5
Operating expenses:
Research and development	302.5	342.7	363.2	292.3	311.2
Selling, general, and administrative	127.0	131.3	154.0	137.6	161.7
Acquired intangibles amortization	11.7	11.7	12.8	11.7	18.6
Impairment of acquired intangibles	—	—	—	—	6.7
Change in contingent consideration	—	—	—	—	(0.5)
Restructuring costs	33.0	17.7	12.0	7.3	8.6
Litigation settlement charge	—	—	—	10.0	—
Total operating expenses	474.2	503.4	542.0	458.9	506.3
Operating income/(loss)	68.9	(6.3)	(61.9)	64.7	75.2
Interest income	7.9	3.9	2.3	0.7	3.1
Interest expense	(22.5)	(21.2)	(22.2)	(6.0)	(4.8)
Gain on sale of assets	105.1	—	—	—	—
Impairment recovery on investments, net	—	2.8	—	1.9	2.1
Income/(loss) before provision for income taxes and equity investment loss	159.4	(20.8)	(81.8)	61.3	75.6
Provision for income taxes	38.6	0.3	40.5	12.2	3.4
Equity investment loss	(2.0)	(1.8)	(1.8)	(0.3)	—
Net income/(loss)	$118.8	$(22.9)	$(124.1)	$48.8	$72.2

Net income/(loss) per share:
Basic	$3.54	$(0.66)	$(3.63)	$1.40	$1.97
Diluted	$3.41	$(0.66)	$(3.63)	$1.37	$1.91
Shares used in computing net income/(loss) per share:
Basic	33.6	34.6	34.2	34.8	36.6
Diluted	34.8	34.6	34.2	35.6	37.9

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$763.4	$327.8	$301.0	$367.8	$352.2
Working capital	833.5	477.2	455.7	481.6	429.3
Total assets	1,693.8	1,409.8	1,499.8	1,266.7	1,300.2
Long-term debt	100.0	—	—	202.0	216.7
Convertible notes, net	486.6	468.3	450.7	—	—
Treasury shares, at cost	1,222.6	1,192.4	1,073.9	980.3	892.3
Total stockholders' equity	819.1	657.3	729.3	740.2	705.0

Our basic net income/(loss) per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.  Our diluted net income/(loss) per share amounts for each period presented include the weighted average effect of potentially dilutive shares.  We used the “treasury stock” method to determine the dilutive effect of our stock options, RSUs, Performance Stock Units, or PSUs, Market Stock Units, or MSUs, and our Notes.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread in the U.S. and globally. Governmental authorities have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions.

The health and wellbeing of our workforce is our highest priority.  Many of our employees are able to work from home to minimize the potential risk of spread of COVID-19 in our office environment.  For those employees that are comfortable returning to an office work environment, we have introduced various return to work protocols, based on guidance from local and global health organizations, to monitor and assess the health of our employees, including temperature checks and risk assessments, and further require all employees that do work in the office to wear face coverings in public locations.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic is still uncertain, we expect that it will continue to weigh on our business and consolidated results of operations in the near term and may further impact our financial condition (including liquidity) in the future. The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that we may not be able to predict. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact COVID-19 will have on our future results due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers and other factors.

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

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions.  Our net revenue decreased from $1,666.9 million for fiscal 2016 to $1,333.9 million for fiscal 2020.  For fiscal 2016, we derived 12.4% of our net revenue from the PC product applications market, 83.9% of our net revenue from the mobile product applications market and 3.7% from the IoT product applications market.  For fiscal 2020, revenue from the PC product applications market accounted for 23.8% of our net revenue, revenue from the mobile product applications market accounted for 52.4% of our net revenue, and revenue from the IoT product applications market accounted for 23.8% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia.  With our global presence, including offices in China, Hong Kong, India, Japan, South Korea, Poland,

Switzerland, Taiwan, the U.K., and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

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

Gain on sale of assets includes the sale of our TDDI product line for LCD mobile displays.  See below under “Divestiture”.

Equity investment loss includes amortization of intangible assets reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd. See Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report.

Divestiture

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our TDDI product line for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. The assets sold under the asset purchase agreement had a carrying value of approximately $33.6 million as of the closing date of the transaction in April 2020 for cash consideration of $138.7 million.  The gain on sale of this business component was $105.1.

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

We invoice customers and recognize all of our revenue, except an inconsequential amount, at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We classify shipping and handling costs as fulfillment costs before the customer obtains control of the goods.  We continue to account for collection of all taxes on a net basis.

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

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2020 and 2019 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2020	2019	$ Change	% Change
Mobile product applications	$698.9	$900.1	$(201.2)	(22.4%)
PC product applications	317.4	258.9	58.5	22.6%
IoT product applications	317.6	313.2	4.4	1.4%
Net revenue	1,333.9	1,472.2	(138.3)	(9.4%)
Gross margin	543.1	497.1	46.0	9.3%

Operating expenses:
Research and development	302.5	342.7	(40.2)	(11.7%)
Selling, general, and administrative	127.0	131.3	(4.3)	(3.3%)
Acquired intangibles amortization	11.7	11.7	—	0.0%
Restructuring costs	33.0	17.7	15.3	86.4%
Operating income/(loss)	68.9	(6.3)	75.2	(1193.7%)
Interest and other income, net	7.9	3.9	4.0	102.6%
Interest expense	(22.5)	(21.2)	(1.3)	6.1%
Gain on sale of assets	105.1	—	105.1	nm
Impairment recovery on investments, net	—	2.8	(2.8)	(100.0%)
Income/(loss) before provision for income taxes	159.4	(20.8)	180.2	(866.3%)
Provision for income taxes	38.6	0.3	38.3	12766.7%
Equity investment loss	(2.0)	(1.8)	(0.2)	11.1%
Net income/(loss)	$118.8	$(22.9)	$141.7	(618.8%)

nm – not meaningful

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2020 and 2019:

			Percentage
			Point
			Increase
	2020	2019	(Decrease)
Mobile product applications	52.4%	61.1%	(8.7%)
PC product applications	23.8%	17.6%	6.2%
IoT product applications	23.8%	21.3%	2.5%
Net revenue	100.0%	100.0%
Gross margin	40.7%	33.8%	6.9%

Operating expenses:
Research and development	22.7%	23.3%	(0.6%)
Selling, general, and administrative	9.5%	8.9%	0.6%
Acquired intangibles amortization	0.9%	0.8%	0.1%
Restructuring costs	2.5%	1.2%	1.3%
Operating income/(loss)	5.2%	(0.4%)	5.6%
Interest and other income, net	0.6%	0.3%	0.3%
Interest expense	(1.7%)	(1.4%)	(0.3%)
Gain on sale of assets	7.9%	0.0%	7.9%
Impairment recovery on investments, net	0.0%	0.2%	(0.2%)
Income/(loss) before provision for income taxes	11.9%	(1.4%)	13.3%
Provision for income taxes	2.9%	0.0%	2.9%
Equity investment loss	(0.1%)	(0.1%)	0.0%
Net income/(loss)	8.9%	(1.6%)	10.5%

Fiscal 2020 Compared with Fiscal 2019

Net Revenue.

Net revenue was $1,333.9 million for fiscal 2020 compared with $1,472.2 million for fiscal 2019, a decrease of $138.3 million, or 9.4%.  Of our fiscal 2020 net revenue, $698.9 million, or 52.4%, of net revenue was from the mobile product applications market, $317.4 million, or 23.8%, of net revenue was from the PC product applications market, and $317.6 million, or 23.8%, of net revenue was from the IoT product applications market.  The overall decrease in net revenue for fiscal 2020 was attributable to a $201.2 million, or 22.4%, decrease in net revenue from mobile product applications, partially offset by an increase of $58.5 million, or 22.6%, in net revenue from PC product applications and an increase of $4.4 million, or 1.4%, in net revenue from IoT product applications.  The decrease in mobile product applications was driven by a decrease in the units sold (23.5% less units), including the divestment of our TDDI business during the fourth quarter of fiscal 2020.  The increase in net revenue from PC product applications was driven by an increase in the units sold (11.8% increase in units) and an increase in average selling prices (which increased 9.7%).  The increase in net revenue from IoT product applications was primarily driven by an increase in the units sold (4.0% increase in units), partially offset by a decrease in average selling prices (decreased 2.5%).

Gross Margin.

Gross margin as a percentage of net revenue was 40.7%, or $543.1 million, for fiscal 2020 compared with 33.8%, or $497.1 million, for fiscal 2019.  The 690 basis point increase in gross margin was primarily due to a $23.0 million decrease in acquired intangibles amortization that was charged to cost of revenue during the year, and a favorable mix due primarily to our mobile and PC business products which have improved gross margins in fiscal 2020.

We continuously introduce new product solutions, that may have life cycles of less than one year.  Further, because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs.  As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume.  We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses.

Research and Development Expenses.  Research and development expenses decreased $40.2 million, to $302.5 million, for fiscal 2020 compared with fiscal 2019.  The decrease in research and development expenses primarily reflected (i) a $16.3 million decrease in employee compensation and employment-related costs, resulting from a 15.7% decrease in research and development headcount due to restructuring actions initiated in both fiscal 2019 and 2020 to reduce costs; (ii) a $8.3 million decrease in non-employee services; (iii) a $7.7 million decrease in infrastructure costs related to facilities; (iv) a $4.3 million decrease in travel and entertainment related costs as a result of reduced headcount as well as travel restrictions related to the COVID-19 pandemic; and (v) a $4.1 million decrease in supplies and project related costs; which was partially offset by a $2.4 million in-process research and development charge in fiscal 2020 related to an acquisition in August 2019.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $4.3 million, to $127.0 million, for fiscal 2020 compared with fiscal 2019.  The decrease in selling, general, and administrative expenses primarily reflected (i) a $2.0 million decrease in employee compensation and employment-related costs, resulting from a 14.6% decrease in selling, general, and administrative headcount due to restructuring actions initiated in both fiscal 2019 and 2020 to reduce costs; (ii) a $4.8 million decrease in non-employee services; (iii) a $3.8 million decrease in travel and entertainment related costs as a result of travel restrictions related to the COVID-19 pandemic; partially offset by (i) a $3.7 million increase in legal fees ; (ii) and a $2.7 million increase in bad debt expense.

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See Note 5 Acquired Intangibles to the consolidated financial statements contained elsewhere in this report.

Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2020 were $33.0 million, which were due to restructuring plans implemented in the second and fourth quarters of fiscal 2020 as well as the completion of the fiscal 2019 activities initiated in the fourth quarter of fiscal 2019. The second quarter restructuring activities were completed in fiscal 2020 and the restructuring activities initiated in the fourth quarter of fiscal 2020 are expected to be completed in the first half of fiscal 2021.  Restructuring costs incurred in fiscal 2019 were $17.7 million, which were due to restructuring plans implemented in the first and fourth quarters of fiscal 2019. The first quarter restructuring activities were completed in fiscal 2019.  The fourth quarter restructuring activities were completed in the first half of fiscal 2020. See Note 13 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and Other Income, Net.  Interest and other income, net was $7.9 million for fiscal 2020 compared with $3.9 million for fiscal 2019.  The increase in interest and other income, net was due to the increase in cash and cash equivalent balances in fiscal 2020, partially offset by lower interest rates late in fiscal 2020.

Interest Expense.  Interest expense was $22.5 million and $21.2 million, in fiscal 2020 and 2019, respectively, which represents interest and amortization of debt issuance costs and discount on the $525.0 million aggregate principal amount of the Notes issued on June 26, 2017. See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Assets. Gain on sale of assets includes the sale of our TDDI product line for LCD mobile displays.  See Note 1 Organization and Summary of Significant Accounting Policies, under Divestiture, to the consolidated financial statements contained elsewhere in this report.

Provision for Income Taxes.

As a result of the decrease in the U.S. tax rate from the comprehensive tax legislation enacted in December 2017 by the United States government, commonly known as the Tax Cuts and Jobs Act, our U.S. statutory tax rate is lower than tax rates in many foreign jurisdictions in which we operate. This resulted in an increase to our effective tax rate relating to foreign tax rate differential for our fiscal 2019. However, this was largely offset by the remeasurement and release of various uncertain tax positions. See Note 11 Income Taxes to the consolidated financial statements contained elsewhere in this report for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2020, 2019 and 2018.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.7 million to an increase of $2.3 million.

Fiscal 2019 Compared with Fiscal 2018.

For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2019 Form 10-K, which was filed with the SEC on August 23, 2019.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for the eight quarters in the two-year period ended June 27, 2020.  The following table should be read in conjunction with the financial statements and related notes contained elsewhere in this report.  We have prepared this unaudited information on the same basis as our audited financial statements.  This table includes all adjustments, which are of a normal and recurring nature that we consider necessary for a fair presentation of our financial position and results of operations for the quarters presented.  Past results of operations are not necessarily indicative of future operating performance; accordingly, you should not draw any conclusions about our future results from the results of operations for any quarter presented.

	Three Months Ended
(in millions, except per share amounts) (unaudited)	June 2020	March 2020	December 2019	September 2019	June 2019	March 2019	December 2018	September 2018
Net revenue	$277.6	$328.1	$388.3	$339.9	$295.1	$334.0	$425.5	$417.6
Cost of revenue	155.6	192.5	229.0	213.7	204.7	218.0	275.7	276.7
Gross margin	122.0	135.6	159.3	126.2	90.4	116.0	149.8	140.9
Operating expenses:
Research and development	63.7	75.8	77.0	86.0	85.9	82.6	84.2	90.0
Selling, general, and administrative	36.4	31.6	31.5	27.5	27.6	34.2	35.6	33.9
Acquired intangibles amortization	2.9	2.9	3.0	2.9	2.9	3.0	2.9	2.9
Restructuring costs	6.8	6.3	13.3	6.6	7.3	—	2.1	8.3
Total operating expenses	109.8	116.6	124.8	123.0	123.7	119.8	124.8	135.1
Operating income/(loss)	12.2	19.0	34.5	3.2	(33.3)	(3.8)	25.0	5.8
Interest and other income, net	0.8	2.3	3.1	1.7	1.3	1.0	1.0	0.6
Interest expense	(6.3)	(5.5)	(5.4)	(5.3)	(5.3)	(5.3)	(5.3)	(5.3)
Gain on sale of assets	105.1	—	—	—	—	—	—	—
Impairment recovery on investments, net	—	—	—	—	—	—	—	2.8

Income/(loss) before income taxes	111.8	15.8	32.2	(0.4)	(37.3)	(8.1)	20.7	3.9
Provision/(benefit) for income taxes	21.3	10.2	12.0	(4.9)	8.4	(15.3)	7.5	(0.3)
Equity investment loss	(0.5)	(0.6)	(0.4)	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)
Net income/(loss)	90.0	5.0	19.8	4.0	$(46.2)	6.7	12.8	3.8

Net income/(loss) per share:
Basic	$2.64	$0.15	$0.59	$0.12	$(1.35)	$0.19	$0.37	$0.11
Diluted	$2.55	$0.14	$0.58	$0.12	$(1.35)	$0.19	$0.36	$0.11

Shares used in computing net income/(loss) per share:
Basic	34.1	34.0	33.5	33.0	34.3	34.4	34.5	35.1
Diluted	35.3	35.0	34.4	33.6	34.3	35.0	35.1	36.1

Liquidity and Capital Resources

Our cash and cash equivalents were $763.4 million as of the end of fiscal 2020 compared with $327.8 million as of the end of fiscal 2019, an increase of $435.6 million. This increase reflected cash flows provided by operating activities of $221.8 million, $119.9 million of cash provided by investing activities and $93.9 million of cash provided by financing activities.

We consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings.  As of June 27, 2020, $213.6 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the United States, we would be required to accrue and pay foreign withholding taxes to repatriate certain of these funds.

Cash Flows from Operating Activities.  For fiscal 2020, the $221.8 million in net cash provided by operating activities was primarily attributable to net income of $118.8 million plus adjustments for non-cash charges, including acquired intangibles amortization of $51.4 million, share-based compensation costs of $49.3 million, depreciation and amortization of $26.7 million, and a reduction of $105.1 million for gain on sale of assets, as well as other non-cash adjustments of $28.9 million, and a net change in operating assets and liabilities of $51.8 million.  The net change in operating assets and liabilities related primarily to a $43.0 million decrease in inventories, a $31.0 million decrease in accounts receivable, a $29.1 million increase in accrued compensation, and a $13.8 million increase in income taxes payable; partially offset by a $36.2 million decrease in accounts payable and a $29.9 million decrease in other accrued liabilities.  Our days sales outstanding decreased from 70 days to 63 days from fiscal 2019 to fiscal 2020. Our inventory turns increased to six in fiscal 2020 from five in 2019.

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

Cash Flows from Investing Activities.  Net cash provided by investing activities for fiscal 2020 was $119.9 million and net cash used in investing activities in 2019 was $20.9 million. Net cash provided by investing activities for fiscal 2020 consisted primarily of $138.7 million of proceeds from sale of assets, partially offset by $16.3 million used for the purchases of capital assets.  Net cash used in investing activities for fiscal 2019 consisted primarily of $23.7 million used for the purchases of capital assets.

Cash Flows from Financing Activities.  Net cash provided by financing activities for fiscal 2020 was $93.9 million and net cash used in financing activities for fiscal 2019 was $106.6 million.  Our net cash provided by financing activities for fiscal 2020 was primarily attributable to $100.0 million proceeds from borrowing under the line-of-credit and $34.5 million of proceeds from issuance of shares, partially offset by $30.2 million used to repurchase shares of our common stock in the open market and $9.7 million used for payroll taxes for RSUs, MSUs and PSUs. Our net cash used in financing activities for fiscal 2019 was primarily attributable to $118.5 million used to repurchase shares of our common stock in the open market and $9.4 million used for payroll taxes for RSUs; partially offset by $21.3 million of proceeds from issuance of shares.

For discussion related to the statement of cash flows for fiscal 2018, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2018 Form 10-K, which was filed with the SEC on August 24, 2018.

Common Stock Repurchase Program. As of June 27, 2020, our Board of Directors has authorized the purchase of up to an aggregate of $1.4 billion of our common stock pursuant to our common stock repurchase program, which expires in July 2021.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased, and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2020, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion.  As of June 27, 2020, we had $177.4 million unpurchased common stock remaining under our common stock repurchase program.

Convertible Debt. On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we issued and sold, and the Initial Purchasers purchased, $500 million aggregate principal amount of our 0.50% convertible senior notes due in 2022, or the Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which included proceeds from the Initial Purchasers’ exercise of their option to purchase additional Notes. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

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

Commencing June 20, 2020, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.  Our policy is to settle the principal amount of our Notes with cash upon conversion or redemption.

Bank Credit Facility.

In February 2020, we entered into the First Amendment to Amended and Restated Credit Agreement, or the Amendment, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, related to that certain Amended and Restated Credit Agreement, dated September 27, 2017, or the Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to, among other things, (i) modify the definition of Consolidated EBITDA (as defined in the Credit Agreement) to increase the maximum limit on the add back of certain restructuring and integration costs and expenses to 30% from 15% of Consolidated EBITDA, (ii) modify the negative covenant for Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at the end of any fiscal quarter to 4.75:1.00 from 3.50:1.00, and for any four quarter period following a Material Acquisition (as defined in the Credit Agreement) to 5:00:1.00 from 3.75:1.00, (iii) modify the circumstances under which the maturity date of the Credit Agreement would be accelerated in advance of the maturity date of the Notes to eliminate the acceleration of the maturity date of the Credit Agreement if we meet certain specified leverage and liquidity covenants, (iv) add a minimum liquidity covenant for each two-week period beginning on the date that is 120 days prior to the maturity date of the Notes, (v) add certain technical amendments to address LIBOR transition matters, and  (vi) include or revise certain definitions and certain customary representations, warranties and acknowledgments.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 27, 2020, there was a $100.0 million balance outstanding under the revolving credit facility.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022, and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date, subject to certain exceptions. Debt issuance costs of $2.3 million relating to the revolving credit facility will be amortized over 60 months.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement, which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued at the end of 2021. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as selected by us and the Administrative Agent, which may include the Secured Overnight Financing Rate, or SOFR.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2020 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$633.0	$5.4	$627.6	$—	$—
Leases	22.8	7.2	10.3	3.2	2.1
Purchase obligations and other commitments (2)	49.9	43.9	6.0	—	—
Transition tax payable (3)	8.1	—	2.7	5.4	—
Total	$713.8	$56.5	$646.6	$8.6	$2.1

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the tax amount for the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the Tax Cuts and Jobs Act, enacted into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $20.1 million.  As of June 27, 2020, we were unable to make a reasonably reliable estimate of when settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This ASU requires measurement and recognition of expected credit losses for financial assets.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  ASU 2016-13 is effective for us beginning in the first quarter of fiscal 2021. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We do not expect this standard to have a material impact on our financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our total net revenue for fiscal 2020, 2019, and 2018 was denominated in U.S. dollars.  Costs denominated in foreign currencies were approximately 12%, 11%, and 10% of our total costs for fiscal 2020, 2019, and 2018, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 3% and 7% of our accounts payable were denominated in foreign currencies at June 27, 2020 and June 29, 2019, respectively.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $15.1 million and our net income by approximately $17.6 million for fiscal 2020, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Interest Rate Risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use our investment portfolio for trading or other speculative purposes.

There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2020.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 27, 2020, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 27, 2020.  The effectiveness of our internal control over financial reporting as of June 27, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Information about our Executive Officers.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits

Exhibit Number	Exhibit

2.1#	Securities Purchase Agreement, dated June 11, 2017, by and among Synaptics Incorporated, Lakestar Semi, Inc., CNXT Holdings, Inc. and Conexant Systems, LLC (1)

2.2(a)	Asset Purchase Agreement, dated December 18, 2019, by and among Synaptics Incorporated and Creative Legend Investments Ltd. (2)

2.2(b)	First Amendment to Asset Purchase Agreement, dated March 3, 2020, by and among Synaptics Incorporated and Creative Legend Investments Ltd. (3)

2.2(c)	Second Amendment to Asset Purchase Agreement, dated April 15, 2020, by and among Synaptics Incorporated and Beijing OmniVision Technologies Co. Ltd.

3.1	Certificate of Incorporation (4)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (5)

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010) (6)

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant (7)

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant (8)

4.1	Form of Common Stock Certificate (9)

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee (10)

4.3	Form of 0.50% Convertible Senior Note due 2022 (11)

4.4	Description of Registrant’s Securities (21)

10.1(a)

Amendment and Restatement Agreement, dated September 27, 2017, by and among Synaptics, as borrower, certain material domestic subsidiaries of Synaptics, as subsidiary guarantors, the Lenders, as lenders, and Wells Fargo, as administrative agent for the Lenders (12)

10.1(b)

Amended and Restated Credit Agreement, dated September 27, 2017, by and among Synaptics, as borrower, the Lenders, as lenders, Wells Fargo, as administrative Agent, Wells Fargo Securities, LLC as joint lead arranger and joint bookrunner, MUFG Union Bank, N.A. and BMO Capital Markets Corp. as joint lead arrangers, joint book runners and co-syndication agents (12)

10.1(c)

First Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2020, by and among Synaptics Incorporated, as borrower, the Lenders that are a party thereto, and Wells Fargo Bank, National Association, as administrative agent (3)

10.2(a)*	Synaptics Incorporated 2019 Inducement Equity Plan (13)

10.2(b)*	Form of Restricted Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan (13)

10.2(c)*	Form of Market Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan (13)

10.2(d)*	Form of Performance Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan (13)

10.3(a)*	2019 Equity and Incentive Compensation Plan (14)

10.3(b)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (14)

Exhibit Number	Exhibit

10.3(c)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (14)

10.3(d)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (14)

10.4*	2019 Employee Stock Purchase Plan (14)

10.5(a)*	Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 30, 2018 (15)

10.5(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan (11)

10.5(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan (16)

10.5(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan (11)

10.5(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan (17)

10.5(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan (17)

10.6*	Change of Control Severance Policy for Principal Executive Officers (21)

10.7*	Severance Policy for Principal Executive Officers (21)

10.8*	Form of Director and Officer Indemnification Agreement (18)

10.9*	Employment Offer Letter, dated February 7, 2019 between the registrant and Kermit Nolan (19)

10.10*	Written Description of the Synaptics Incorporated Retention Program Adopted May 6, 2019 (21)

10.11*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston (20)

10.12*	Employment Offer Letter, dated October 7, 2019 between the registrant and Dean Butler (2)

10.13*	Employment Offer Letter, dated February 26, 2020 between the registrant and Phil Kumin

10.14*	Employment Offer Letter, dated December 4, 2018 between the registrant and Saleel Awsare

10.15*	Separation Agreement and Release, executed on March 3, 2020, by and between Hing Chung (Alex) Wong and Synaptics Incorporated (3)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1##	Section 1350 Certification of Chief Executive Officer

32.2##	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 12, 2017.
(2)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on February 6, 2020.
(3)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 7, 2020.
(4)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 21, 2002.
(5)	Incorporated by reference to the registrant’s Form 8-A as filed with the SEC on August 16, 2002.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 7, 2004.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(9)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on September 12, 2002.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on June 26, 2017.
(11)	Incorporated by reference to the registrant’s Annual Report on Form 10-K as filed with the SEC on August 18, 2017.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 2, 2017.
(13)	Incorporated by reference to the registrant’s Form S-8 as filed with the SEC on August 16, 2019.
(14)	Incorporated by reference to the registrant’s Form S-8 as filed with the SEC on November 1, 2019.
(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on November 1, 2018.
(16)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 22, 2010.
(17)	Incorporated by reference to the registrant's Form 10-Q as filed with the SEC on February 8, 2018.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on May 17, 2016.
(19)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on May 9, 2019.
(20)	Incorporated by reference to the registrant’s Form 10-Q as filed with the SEC on November 7, 2019.
(21)	Incorporated by reference to the registrant’s Form 10-K as filed with the SEC on August 23, 2019.

*	Indicates a contract with management or compensatory plan or arrangement.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted
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

SYNAPTICS INCORPORATED

Date: August 21, 2020	By:	/s/ Michael E. Hurlston
Michael E. Hurlston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Hurlston	President and Chief Executive Officer,	August 21, 2020
Michael E. Hurlston	and Director

/s/ Dean Butler	Senior Vice President and Chief Financial Officer	August 21, 2020
Dean Butler

/s/ Kermit Nolan	Corporate Vice President and Chief Accounting	August 21, 2020
Kermit Nolan	Officer

/s/ Nelson C. Chan	Chairman of the Board	August 21, 2020
Nelson C. Chan

/s/ Kiva A. Allgood	Director	August 21, 2020
Kiva A. Allgood

/s/ Jeffrey D. Buchanan	Director	August 21, 2020
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 21, 2020
Keith B. Geeslin

/s/ Susan Hardman	Director	August 21, 2020
Susan Hardman

/s/ Richard L. Sanquini	Director	August 21, 2020
Richard L. Sanquini

/s/ James L. Whims	Director	August 21, 2020
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 27, 2020 and June 29, 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended June 27, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended June 27, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net realizable value of inventories and losses on inventory purchase obligations

As discussed in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. As of June 27, 2020, the Company held inventories of $102.0 million. The Company records a write-down for excess, obsolete or unmarketable inventories based on forecasts of future demand and market conditions.  Additionally, a liability and a charge is recorded to cost of sales for estimated losses on inventory the Company is obligated to purchase from contract manufacturers when a customer delays its delivery schedule, cancels its order, or for other factors.

We identified the evaluation of net realizable value of inventories associated with excess, obsolete or unmarketable inventories and losses on inventory purchase obligations as a critical audit matter.  A higher degree of auditor judgment was required to evaluate the Company’s estimate of net realizable value for these inventories and losses on inventory purchase obligations. Specifically, there is a high degree of subjectivity in evaluating the effect of any unexpected or sudden declines in market demand which may result from changes to or cancellations of customer orders, rapid product or technological advances, due to the nature of the evidence available related to these factors.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop the estimated net realizable value of inventory and recognition of losses related to outstanding inventory purchase obligations. We assessed the Company’s assumptions by comparing them to historical activity and demand forecasts. We also considered customer communications, as well as end user and third-party publications. We performed an analysis to recalculate the required write-downs and losses and we compared this to the recorded amounts. We inspected reporting from significant vendors regarding outstanding purchase obligations of the Company. Additionally, we tested returns which resulted from quality related issues of the Company's products during the year and subsequent to period-end to evaluate if additional write-downs or losses were warranted.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Santa Clara, California

August 21, 2020

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$763.4	$327.8
Accounts receivable, net of allowances of $5.8 and $2.1 at June 2020 and 2019, respectively	195.3	230.0
Inventories	102.0	158.7
Prepaid expenses and other current assets	16.9	14.6
Total current assets	1,077.6	731.1
Property and equipment, net	84.3	103.0
Goodwill	360.8	372.8
Acquired intangibles, net	93.4	144.8
Non-current other assets	77.7	58.1
	$1,693.8	$1,409.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60.6	$98.3
Accrued compensation	59.5	30.4
Income taxes payable	33.0	19.1
Other accrued liabilities	91.0	106.1
Total current liabilities	244.1	253.9

Long-term debt	100.0	—
Convertible notes, net	486.6	468.3
Other long-term liabilities	44.0	30.3
Total liabilities	874.7	752.5

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 65,871,648 and 64,283,948 shares issued, and 34,122,453 and 33,349,735 shares outstanding, at June 2020 and 2019, respectively	0.1	0.1
Additional paid-in capital	1,340.2	1,266.1
Treasury stock: 31,749,195 and 30,934,213 common shares at June 2020 and 2019, respectively, at cost	(1,222.6)	(1,192.4)
Retained earnings	701.4	583.5
Total stockholders' equity	819.1	657.3
	$1,693.8	$1,409.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2020	2019	2018
Net revenue	$1,333.9	$1,472.2	$1,630.3
Cost of revenue	790.8	975.1	1,150.2
Gross margin	543.1	497.1	480.1
Operating expenses:
Research and development	302.5	342.7	363.2
Selling, general, and administrative	127.0	131.3	154.0
Acquired intangibles amortization	11.7	11.7	12.8
Restructuring costs	33.0	17.7	12.0
Total operating expenses	474.2	503.4	542.0
Operating income/(loss)	68.9	(6.3)	(61.9)
Interest and other income	7.9	3.9	2.3
Interest expense	(22.5)	(21.2)	(22.2)
Gain on sale of assets	105.1	—	—
Impairment recovery on investments, net	—	2.8	—
Income/(loss) before provision for income taxes and equity investment loss	159.4	(20.8)	(81.8)
Provision for income taxes	38.6	0.3	40.5
Equity investment loss	(2.0)	(1.8)	(1.8)
Net income/(loss)	$118.8	$(22.9)	$(124.1)

Net income/(loss) per share:
Basic	$3.54	$(0.66)	$(3.63)
Diluted	$3.41	$(0.66)	$(3.63)

Shares used in computing net income/(loss) per share:
Basic	33.6	34.6	34.2
Diluted	34.8	34.6	34.2

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Fiscal Year
	2020	2019	2018
Net income/(loss)	$118.8	$(22.9)	$(124.1)
Other comprehensive loss:
Change in unrealized net loss on investments	—	(1.5)	—
Comprehensive income/(loss)	$118.8	$(24.4)	$(124.1)

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 2017, as reported	60,579,911	$0.1	$1,004.8	$(980.3)	$1.5	$714.1	$740.2
Cumulative effect of changes in accounting principles for share-based compensation	—	—	1.0	—	—	24.7	25.7
Cumulative effect of changes in accounting principles for income taxes: intra-entity transfers of assets other than inventory	—	—	—	—	—	(8.3)	(8.3)
Balance at June 2017, as adjusted	60,579,911	0.1	1,005.8	(980.3)	1.5	730.5	757.6
Net loss	—	—	—	—	—	(124.1)	(124.1)
Issuance of common stock for share- based award compensation plans	1,583,102	—	32.3	—	—	—	32.3
Issuance of common stock for acquisition	726,666	—	39.1	—	—	—	39.1
Payroll taxes for deferred stock units	—	—	(5.4)	—	—	—	(5.4)
Purchases of treasury stock	—	—	—	(93.6)	—	—	(93.6)
Share-based compensation	—	—	71.3	—	—	—	71.3
Issuance of convertible debt	—	—	52.1	—	—	—	52.1
Balance at June 2018	62,889,679	0.1	1,195.2	(1,073.9)	1.5	606.4	729.3
Net loss	—	—	—	—	—	(22.9)	(22.9)
Other comprehensive income	—	—	—	—	(1.5)	—	(1.5)
Issuance of common stock for share- based award compensation plans	1,394,269	—	21.3	—	—	—	21.3
Payroll taxes for deferred stock units	—	—	(9.4)	—	—	—	(9.4)
Purchases of treasury stock	—	—	—	(118.5)	—	—	(118.5)
Share-based compensation	—	—	59.0	—	—	—	59.0
Balance at June 2019, as reported	64,283,948	0.1	1,266.1	(1,192.4)	—	583.5	657.3
Cumulative effect of changes in accounting principles for leases	—	—	—	—	—	(0.9)	(0.9)
Balance at June 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	—	582.6	656.4
Net income	—	—	—	—	—	118.8	118.8
Issuance of common stock for share- based award compensation plans	1,587,700	—	34.5	—	—	—	34.5
Payroll taxes for deferred stock units	—	—	(9.7)	—	—	—	(9.7)
Purchases of treasury stock	—	—	—	(30.2)	—	—	(30.2)
Share-based compensation	—	—	49.3	—	—	—	49.3
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$—	$701.4	$819.1

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities
Net income/(loss)	$118.8	$(22.9)	$(124.1)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	49.3	59.0	71.3
Depreciation and amortization	26.7	35.6	38.9
Acquired intangibles amortization	51.4	74.4	83.9
Gain on sale of assets	(105.1)	—	—
Gain on sale of property and equipment	(1.2)	—	—
Deferred taxes	2.7	(15.2)	4.9
Amortization of convertible debt discount and issuance costs	18.3	17.6	16.9
Amortization of debt issuance costs	0.6	0.5	1.6
Impairment recovery on investments, net	—	(2.8)	—
Acquired in-process research and development	2.4	—	—
Arbitration settlement	—	(1.9)	—
Equity investment loss	2.0	1.8	1.8
Provision for bad debt reserves	3.7	—	—
Foreign currency remeasurement (gain)/loss	0.4	0.1	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	31.0	64.3	(22.7)
Inventories	43.0	(27.5)	79.5
Prepaid expenses and other current assets	(2.9)	3.6	18.8
Other assets	3.9	3.9	(7.2)
Accounts payable	(36.2)	(55.8)	6.2
Accrued compensation	29.1	4.9	(8.1)
Acquisition related liabilities	—	(6.8)	—
Income taxes payable	13.8	0.9	5.4
Other accrued liabilities	(29.9)	20.5	(22.1)
Net cash provided by operating activities	221.8	154.2	145.0
Cash flows from investing activities
Proceeds from sale of assets	138.7	—	—
Purchase of in-process research and development	(2.5)	—	—
Acquisition of businesses, net of cash and cash equivalents acquired	—	—	(396.7)
Proceeds from sales of investments	—	2.8	—
Purchases of property and equipment	(16.3)	(23.7)	(34.1)
Purchase of intangible assets	—	—	(7.7)
Net cash provided by/(used in) investing activities	119.9	(20.9)	(438.5)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	—	—	514.5
Proceeds from borrowings under line-of-credit	100.0	—	—
Payment of debt	—	—	(220.0)
Purchases of treasury stock	(30.2)	(118.5)	(93.6)
Proceeds from issuance of shares	34.5	21.3	32.3
Payment of debt issuance costs	(0.7)	—	(1.1)
Payroll taxes for deferred stock and market stock units	(9.7)	(9.4)	(5.4)
Net cash provided by/(used in) financing activities	93.9	(106.6)	226.7
Effect of exchange rate changes on cash and cash equivalents	—	0.1	—
Net increase/(decrease) in cash and cash equivalents	435.6	26.8	(66.8)
Cash and cash equivalents at beginning of year	327.8	301.0	367.8
Cash and cash equivalents at end of year	$763.4	$327.8	$301.0
Supplemental disclosures of cash flow information
Cash paid for interest	$3.7	$3.6	$3.8
Cash paid for taxes	$18.9	$16.4	$26.4
Cash refund on taxes	$1.3	$6.4	$1.7
Non-cash investing and financing activities:
Property and equipment received but unpaid	$1.2	$3.8	$6.6
Common stock issued pursuant to acquisition	—	—	$39.1

See accompanying notes to consolidated financial statement

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed semiconductor solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices.  We currently generate revenue from the markets for Internet of Things, or IoT, products, which include smart devices with voice, speech, video, wireless connectivity, smartphones, tablets, personal computer, or PC, products, and other select electronic devices, including devices in automobiles.  We deliver semiconductor solutions including connectivity products, audio input and output System-On-Chips, or SoCs, high-definition video and vision SoCs, touch controllers, display drivers, fingerprint sensors, and touchpads, which comprise our semiconductor chip, firmware, and software as a complete customer solution.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 27, 2020 and June 29, 2019 and a 53-week period ended June 30, 2018.

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

Our cash equivalents as of the end of fiscal 2020 and 2019 are money market accounts with a fair value of $521.1 million and $313.7 million, respectively.

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

Our financial assets measured at fair value are money markets, are included on a recurring basis, and are level 1 within the fair value hierarchy. As of the end of fiscal 2020 and 2019 our money market balances were $521.1 million and $313.7 million, respectively.

There were no transfers in or out of our Level 1, 2 or 3 assets during fiscal 2020 or 2019.

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

The fair value of our $525.0 million principal amount of 0.50% convertible notes due 2022 is measured at fair value for disclosure purposes. The fair value of the convertible notes as of June 27, 2020 was approximately $542.5 million, based on the last trading price of the convertible notes for the period.

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

We sell our products to contract manufacturers that provide manufacturing services for OEMs, to some OEMs directly, and to distributors.  We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral.

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2020 and 2019:

	2020	2019
Customer A	21%	*
Customer B	18%	*
Customer C	*	25%
Customer D	*	16%

*	Less than 10%

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. In fiscal 2020, there was no material bad debt charge recorded on accounts receivable. There was $0.4 million of contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the consolidated balance sheets as of June 27, 2020, and $0.9 million as of June 29, 2019. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $3.2 million and $25.8 million, respectively, as of June 27, 2020, and $4.5 million and $47.5 million, respectively, as of June 29, 2019. Both contract liabilities and refund liabilities are presented as part of customer obligations in other accrued liabilities on our consolidated balance sheets. During fiscal 2020 and 2019, we recognized $2.0 million and $0.3 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of June 27, 2020, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year.  Accordingly, under the optional exception provided by the ASC, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue.  We have elected to continue to account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the selling, general and administrative expense line item in the consolidated statements of operations) are expensed when the product is shipped because such commissions are incurred after the product has been shipped.

Revenue from contracts with customers disaggregated by geographic area based on customer location and groups of similar products is presented in Note 12 Segment, Customers, and Geographical Information.

Advertising Costs

Advertising costs, if any, are expensed when incurred.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations.  On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors.  In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position.  If circumstances change adversely, additional bad debt allowances may be required.  For the fiscal year ended June 27, 2020, credit losses on our accounts receivable were $3.7 million and were insignificant in prior periods presented, and we believe that an adequate allowance for doubtful accounts has been provided.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2020 and 2019, and consisted of the following (in millions):

	2020	2019
Raw materials and work-in-progress	$53.6	$110.7
Finished goods	48.4	48.0
	$102.0	$158.7

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

Other Assets

In April 2017, we paid $18.4 million for a 14.4% interest in OXi Technology Ltd., or OXi. In April 2019, our investment ownership was reduced to 13.8% as a result of new investment in OXi.  Our investment in OXi is included in non-current other assets on our consolidated balance sheets.  We determined the equity method of accounting applies to our investment as we have significant influence over OXi’s operating and financial policies.  We record our portion of OXi’s net income/(loss) on a one quarter lag due to the timing of the availability of OXi’s financial records.  In addition, we amortize intangible assets that we recorded under the equity method of accounting, and such amortization as well as our portion of Oxi’s net income/(loss) is included in equity investment loss on our consolidated statements of operations.  As of June 27, 2020, we did not have any material related party transactions with OXi. As our investment in OXi is not material in relation to our financial position or results of operations, we have not summarized information as to the assets, liabilities and results of operations of OXi.

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net gain of $0.2 million in fiscal 2020 and a net loss of $1.1 million in each of fiscal 2019 and 2018.  Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for fiscal 2020 and 2019 were as follows (in millions):

	2020	2019
Beginning balance	$372.8	$372.8
Goodwill allocated to sale of product line	(12.0)	—
Ending balance	$360.8	$372.8

We have allocated our goodwill to two reporting units.  We perform a qualitative assessment of the goodwill in the fourth quarter of each fiscal year, or earlier if a triggering event occurs.  In assessing the qualitative factors, we considered the impact of key factors including change in industry and competitive environment, potential impacts on our business of the COVID-19 pandemic, market capitalization, stock price, gross margin and cash flow from operating activities. During fiscal 2020, the sale of TDDI was a triggering event which required us to allocate goodwill to TDDI which was included in the gain on sale of the product line.  During our qualitative assessment in fiscal 2020, we determined there were no additional triggering events which led us to performing a step 1 quantitative assessment. We concluded that the fair value of each reporting unit exceeded its carrying amount by a significant amount, therefore, there was no need for impairment. No goodwill impairment was recognized for fiscal 2020, 2019, and 2018.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  No impairment of long-lived assets was recognized for fiscal 2020, 2019 and 2018.

Leases

We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use, or ROU, assets are included in non-current other assets on our consolidated balance sheet. Operating lease liabilities are separated into a current portion, included within other accrued liabilities on our consolidated balance sheet, and a non-current portion, included within other long-term liabilities on our consolidated balance sheet. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control the right to use the identified asset until the lease commencement date.

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

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods if a triggering event occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

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

Other Accrued Liabilities and Other Long-Term Liabilities

As of the end of fiscal 2020 and 2019, other accrued liabilities consisted of the following (in millions):

	2020	2019
Customer obligations	$29.0	$52.0
Inventory obligations	27.9	26.7
Warranty	3.9	4.0
Other	30.2	23.4
	$91.0	$106.1

As of the end of fiscal 2020 and 2019, other long-term accrued liabilities consisted of the following (in millions):

	2020	2019
Income taxes payable, long-term	$16.4	$16.2
Operating lease liabilities, long-term	14.6	—
Other	13.0	14.1
	$44.0	$30.3

Retention Costs

Retention costs reflect the cost associated with retention agreements entered into with key employees designed to ensure their continued commitment to the support and management of the operations of the company during the transition to new executive leadership.  The retention period for employees covered under the retention program continues through November 2020.  For the year ended June 27, 2020, retention costs were recorded in the following areas: cost of revenue $0.5 million, research and development $8.4 million and selling, general and administrative $5.0 million.  For the year ended June 29, 2019, retention costs were previously reported as one separate line in operating expenses and were reclassified in this report to be consistent with the current year presentation and were recorded in the following areas: research and development $1.5 million and selling, general and administrative $0.9 million.  There were no retention costs in the year ended June 30, 2018.

Segment Information

We operate in one segment:  the development, marketing, and sale of human interface semiconductor solutions for electronic devices and products.  The chief operating decision maker, or CODM, at the beginning of our fiscal year ended June 27, 2020 was our Board of Directors collectively, on a temporary basis until our new chief executive officer, or CEO, was hired in August 2019, whereupon our CEO became the CODM. Our CODM evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Share-Based Compensation

We charge the estimated fair value less actual forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our restricted stock units, or RSU, awards and stock options, three years for our market stock units, or MSU, awards, three years for our performance stock units, or PSU, awards, up to two years for shares purchased under our 2010 employee stock purchase plan and up to one year for shares purchased under our 2019 employee stock purchase plan .

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

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Historical and implied volatilities were used in estimating the fair value of our stock option awards.  The contractual life of our outstanding options is seven years.  No options were granted in fiscal 2020 or 2019.

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

The computation of basic and diluted net income/(loss) per share for fiscal 2020, 2019, and 2018 was as follows (in millions, except per share amounts):

	2020	2019	2018
Numerator:
Net income/(loss)	$118.8	$(22.9)	$(124.1)
Denominator:
Shares, basic	33.6	34.6	34.2
Effect of dilutive share-based awards	1.2	—	—
Shares, diluted	34.8	34.6	34.2
Net income/(loss) per share:
Basic	$3.54	$(0.66)	$(3.63)
Diluted	$3.41	$(0.66)	$(3.63)

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2020, 2019, and 2018 as follows (in millions):

	2020	2019	2018
Share-based awards	0.7	2.2	2.3

These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding.  Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares.  We used the “treasury stock” method to determine the dilutive effect of our stock options, RSUs, MSUs, PSUs and our convertible notes.

3.	Property and Equipment

Property and equipment as of the end of fiscal 2020 and 2019 consisted of the following (in millions):

	Life	2020	2019
Land	—	$13.3	$13.3
Building and building improvements	Up to 35 years	52.7	52.7
Computer equipment	3 - 5 years	41.6	48.2
Manufacturing equipment	1 - 5 years	51.9	63.0
Furniture, fixtures, and leasehold improvements	3 - 10 years	25.2	25.1
Capitalized software	3 - 7 years	30.8	33.8
		215.5	236.1
Accumulated depreciation and amortization		(131.2)	(133.1)
Property and equipment, net		$84.3	$103.0

In fiscal 2020 and 2019, there was $16.6 million and $16.8 million, respectively, of property and equipment retired which was fully amortized.

4.	Divestiture

In April 2020, we completed the sale of the assets of our LCD Touch Controller and Display Driver Integration product line, or TDDI, for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. The assets sold under the asset purchase agreement had a carrying value of approximately $33.6 million as of the closing date of the transaction for cash consideration of $138.7 million.  The gain on sale of the assets was $105.1 million.

5.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2020 and 2019 (in millions):

		2020			2019
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Display driver technology	5.3	$164.0	$(158.2)	$5.8	$164.0	$(148.1)	$15.9
Audio and video technology	5.4	138.6	(76.5)	62.1	138.6	(49.4)	89.2
Customer relationships	4.1	81.8	(61.4)	20.4	81.8	(49.9)	31.9
Fingerprint authentication technology	Not applicable	—	—	—	47.2	(47.2)	—
Licensed technology and other	4.2	7.7	(5.5)	2.2	7.7	(3.6)	4.1
Patents	8.0	4.4	(2.6)	1.8	4.4	(2.0)	2.4
Tradename	7.0	1.8	(0.7)	1.1	1.8	(0.5)	1.3
Acquired intangibles, gross	5.1	$398.3	$(304.9)	$93.4	$445.5	$(300.7)	$144.8

In fiscal 2020, there was $47.2 million of fingerprint authentication technology retired which was fully amortized. In fiscal 2019, there was $8.5 million of fingerprint developed technology, $1.3 million of licensed technology and other, $0.5 million of backlog and $0.2 million of patents retired which were fully amortized.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $51.4 million in fiscal 2020, $74.4 million in fiscal 2019, and $83.9 million in fiscal 2018.  This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2021	$37.5
2022	32.9
2023	20.4
2024	2.5
2025	0.1
Future amortization	$93.4

6.	Debt

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

Commencing June 20, 2020, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.  This criteria has not been met as of June 27, 2020.  Our policy is to settle the principal amount of our Notes with cash upon conversion or redemption.

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

The contractual interest expense and amortization of discount on the Notes for fiscal 2020, were as follows (in millions):

Fiscal
2020
Interest expense	$2.6
Amortization of discount and debt issuance costs	18.3
Total interest	$20.9

The unamortized amounts of the debt issuance cost and discount associated with the Notes as of June 27, 2020, were $3.8 million and $34.5 million, respectively.

Revolving Credit Facility

In February 2020, we entered into the First Amendment to Amended and Restated Credit Agreement, or the Amendment, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, related to that certain Amended and Restated Credit Agreement, dated September 27, 2017, or the Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to, among other things, (i) modify the definition of Consolidated EBITDA (as defined in the Credit Agreement) to increase the maximum limit on the add back of certain restructuring and integration cost and expenses to 30% from 15% of Consolidated EBITDA, (ii) modify the negative covenant for Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at the end of any fiscal quarter to 4.75:1.00 from 3.50:1.00, and for any four quarter period following a Material Acquisition (as defined in the Credit Agreement) to 5:00:1.00 from 3.75:1.00, (iii) modify the circumstances under which the maturity date of the Credit Agreement would be accelerated in advance of the maturity date of the Notes to eliminate the acceleration of the maturity date of the Credit Agreement if we meet certain specified leverage and liquidity covenants, (iv) add a minimum liquidity covenant for each two-week period beginning on the date that is 120 days prior to the maturity date of the Notes, (v) add certain technical amendments to address LIBOR transition matters, and  (vi) include or revise certain definitions and certain customary representation, warranties and acknowledgments.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 27, 2020, there was a $100.0 million balance outstanding under the revolving credit facility. The weighted average annualized interest rate on these borrowings for the year ended June 27, 2020 was 2.75%.

The revolving credit facility is required to be repaid in full on the earlier of (i) September 27, 2022, and (ii) the date 91 days prior to the Maturity Date of the Notes if the Notes have not been refinanced in full by such date, subject to certain exceptions. Debt issuance costs relating to the revolving credit facility of $2.3 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued at the end of 2021. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as selected by us and the Administrative Agent, which may include the Secured Overnight Financing Rate, or SOFR.

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 4.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 5.0 to 1.00, and thereafter 4.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.00  As of June 27, 2020, we were in compliance with the restrictive covenants.

7.	Leases, Commitments and Contingencies

Leases

On June 29, 2019, we adopted Accounting Standards Codification Topic 842, or ASC 842, Leases, which requires recognition of ROU assets and lease liabilities for most leases on our consolidated balance sheet. We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption. We elected the package of practical expedients which allows us not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. We also elected the practical expedient to not separate lease and non-lease components for our leases, and to not recognize ROU assets and liabilities for short-term leases.

The most significant impact of the adoption of the standard was the recognition of ROU assets and lease liabilities for operating leases on our consolidated balance sheet.  Adoption of the standard did not have a material impact on our consolidated statements of operations or cash flows.

The adoption of this new standard at June 29, 2019, resulted in the following changes:

•	assets increased by $27.8 million, primarily representing the recognition of ROU assets for operating leases; and
•	liabilities increased by $28.4 million, primarily representing the recognition of lease liabilities for operating leases.

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2028, some of which include options to extend the lease for up to 5 years. For the fiscal year ended June 27, 2020, we recorded approximately $8.8 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of June 27, 2020, the components of leases are as follows (in millions):

June
2020
Operating lease right-of-use assets	$21.0
Operating lease liabilities	$6.5
Operating lease liabilities, long-term	14.6
Total operating lease liabilities	$21.1

Supplemental cash flow information related to leases is as follows (in millions):

Fiscal
2020
Cash paid for operating leases included in operating cash flows	$8.4
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	2.9

As of June 27, 2020, the weighted average remaining lease term was 4.09 years, and the weighted average discount rate was 4.01%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2021	$7.2
2022	6.7
2023	3.6
2024	2.1
2025	1.1
Thereafter	2.1
Total future minimum operating lease payments	22.8
Less: interest	(1.7)
Total lease liabilities	$21.1

We recognized rent expense on a straight-line basis of $10.3 million, and $12.0 million for fiscal 2019 and 2018, respectively.

As of June 29, 2019, prior to the adoption of ASC 842, future minimum lease payments under non-cancelable operating leases were as follows (in millions):

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2020, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2020 were as follows:

Stock options outstanding	329,786
Restricted stock units outstanding	1,360,324
Market stock units outstanding	391,532
Performance stock units outstanding	333,848
Awards available for grant under all share-based compensation plans	3,190,152
Reserved for future issuance	5,605,642

Treasury Stock

Our cumulative authorization of repurchases under our common stock repurchase program as of the end of fiscal 2020 was $1.4 billion, which is set to expire in July 2021.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock repurchased under this program is held as treasury stock.  As of the end of fiscal 2020, we had $177.4 million of common stock remaining to be repurchased under our common stock repurchase program.

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

New Share-Based Compensation Plans

On October 29, 2019, our stockholders approved: (i) our 2019 Equity and Incentive Compensation Plan, or the 2019 Incentive Plan, to replace our Amended and Restated 2010 Incentive Compensation Plan, or the 2010 Incentive Plan, and (ii) our 2019 Employee Stock Purchase Plan, or the 2019 ESPP, to replace our Amended and Restated 2010 Employee Stock Purchase Plan, or our 2010 ESPP. Upon approval of the 2019 Incentive Plan, new awards are no longer issued under the 2010 Incentive Plan. Awards outstanding at October 29, 2019 under our prior share-based compensation plans were not impacted by the approval of the 2019 Incentive Plan and continue to remain outstanding and vest by their terms under the applicable share-based compensation plan.

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, cash incentive awards, performance shares, performance stock units, and other stock-based awards.  The number of shares approved by stockholders under the 2019 Incentive Plan was 1,230,000. The 2019 ESPP authorizes the Company to provide eligible employees with an opportunity to acquire an equity interest in the Company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Our share-based compensation plans with outstanding awards consist of our 2010 Incentive Plan, our 2019 Incentive Plan, our 2019 Inducement Equity Plan, and our 2019 ESPP.

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2020, were as follows:

	Awards		2019	2019		2010
	Available	2019	Employee	Employee	2010	Employee
	Under All	Incentive	Inducement	Stock	Incentive	Stock
	Share-Based	Compensation	Equity	Purchase	Compensation	Purchase
	Award Plans	Plan	Plan	Plan	Plan	Plan
Balance at June 2019	2,891,466	—	—	—	2,743,563	147,903
Additional shares authorized	3,508,175	1,230,000	650,000	1,500,000	—	128,175
Transferred between plans	—	705,452	—	—	(705,452)	—
Stock options granted	—	—	—	—	—	—
Restricted stock units granted	(742,586)	(320,032)	(92,813)	—	(329,741)	—
Market stock units granted	(359,336)	(140,381)	(187,958)	—	(30,997)	—
Performance stock units granted	(335,966)	(130,110)	(20,449)	—	(185,407)	—
Performance stock units performance adjustment	10,242	—	—	—	10,242	—
Market stock units performance adjustment	58,707	—	—	—	58,707	—
Purchases under employee stock purchase plan	(346,502)	—	—	(71,029)	—	(275,473)
Forfeited	1,186,383	67,472	—	—	1,118,911	—
Fungible share ratio adjustment	(308,424)	—	—	—	(308,424)	—
Plan shares no longer available for grant	(2,371,402)	—	—	—	(2,371,402)	—
Plan shares cancelled	(605)	—	—	—	—	(605)
Balance at June 2020	3,190,152	1,412,401	348,780	1,428,971	—	—

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2020, 2019, and 2018 were as follows (in millions):

	2020	2019	2018
Cost of revenue	$2.1	$3.1	$3.2
Research and development	32.3	33.7	38.6
Selling, general, and administrative	26.0	22.2	29.5
Total	$60.4	$59.0	$71.3
Income tax benefit on share-based compensation	$6.3	$4.3	$11.1

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

2020
Cost of revenue	$0.2
Research and development	9.1
Selling, general, and administrative	1.8
Total	$11.1

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including nonqualified stock options, RSUs, market stock units, or MSUs, and PSUs, but we cannot recognize a tax benefit concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock awards).  For qualified stock awards we recognize a tax benefit only in the period when disqualifying dispositions of the underlying stock occur, which historically has been up to several years after vesting and in a period when our stock price substantially increases.

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

Stock Options

Our share-based compensation plans with outstanding stock option awards include our 2010 Incentive Plan.  Under our 2010 Incentive Plan, we were able to grant incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant. Option granting ceased in fiscal 2018.

Options granted under our 2010 Incentive Plan generally vest three to four years from the vesting commencement date and expire seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2020 and balances as of the end of fiscal 2020 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2019	1,191,929	$59.07
Exercised	(542,776)	44.03
Forfeited	(8,117)	50.70
Expired	(311,250)	74.16
Balance at June 2020	329,786	69.78	$0.4
Exercisable at June 2020	329,057	69.83	$0.4

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2020, or June 26, 2020, of $56.26 and excludes the impact of options that were not in-the-money.  Approximately 23% of the stock option awards outstanding were vested and in-the-money as of the end of fiscal 2020.

At the end of fiscal 2020, we estimated that we have 0.3 million fully vested options with an aggregate intrinsic value of $0.4 million, having a weighted average exercise price of $69.83 and a weighted average remaining contractual term of 1.7 years.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2020, 2019, and 2018 were as follows (in millions):

	2020	2019	2018
Cash received	$23.9	$5.2	$16.7
Aggregate intrinsic value	$10.8	$2.4	$15.2

There were no stock options granted in fiscal 2020 or 2019.  The fair value of each award granted under our share-based compensation plans for fiscal 2018 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

2018
Expected volatility	46.2%
Expected life in years	4.4
Risk-free interest rate	1.8%
Fair value per award	$18.04

The unrecognized share-based compensation costs for stock options granted under our various plans was less than $0.1 million as of the end of fiscal 2020, to be recognized over a weighted average period of approximately 0.11 years.

Restricted Stock Units

Our 2019 Incentive Plan and our 2019 Inducement Equity Plan provide for the grant of RSUs to our employees, consultants, and directors, and previously our 2010 Incentive Plan provided for the grant of deferred stock units, or DSUs, to our employees, consultants, and directors.  An RSU and a DSU are each a promise to deliver shares of our common stock at a future date in accordance with the terms of the grant agreement and the words can be used interchangeably.  We began granting DSUs in January 2006 and RSUs in 2019.  The use of RSUs will cover the meaning of both RSUs and DSUs.

RSUs granted generally vest ratably over three to four years from the vesting commencement date.  Delivery of shares under the plans take place on the quarterly vesting dates.  At the delivery date, we withhold shares to cover applicable statutory minimum tax withholding for grantees subject to withholding and deliver a net quantity of shares to the grantee after such withholding.  Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award.

RSU activity, including RSUs granted, delivered, and forfeited in fiscal 2020, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2020 was as follows:

		Aggregate	Weighted
		Intrinsic	Average
	RSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2019	1,878,853		$40.90
Granted	742,586		46.26
Delivered	(845,550)		43.75
Forfeited	(415,565)		39.77
Balance at June 2020	1,360,324	$76.5	42.40

Of the shares delivered, 200,587 shares valued at $8.4 million were withheld to meet statutory tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2020, or June 26, 2020, of $56.26.

The unrecognized share-based compensation cost for RSUs granted under our 2019 Incentive Plan, our 2019 Inducement Equity Plan and our 2010 Incentive Plan was approximately $41.5 million as of the end of fiscal 2020, which will be recognized over a weighted average period of approximately 2.04 years.  The aggregate market value of RSUs delivered in fiscal 2020, 2019, and 2018 was $36.0 million, $35.7 million, and $21.4 million, respectively.

Market Stock Units

Our 2019 Incentive Plan and our 2019 Inducement Equity Plan provide for the grant of MSU awards, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSUs to our executive officers and other management members, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on the achievement of a specified level of total stockholder return, or TSR, relative to the TSR of the S&P Semiconductor Select Industry Index, or Index, for grants made beginning in fiscal 2018.  The potential payout ranges from 0% to 200% of the grant target quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the Index TSR using the following formula:

(100% + ([Synaptics TSR—{Index TSR}] x 2))

The payout for tranche one and two will not exceed 100% and the payout for tranche three will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche. In the event the performance for the three-year performance period results in a payout that is less than the combined payout of tranche one and two, we do not claw-back shares delivered in the earlier performance periods.

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable performance period. On the delivery date, we withhold shares to cover applicable statutory tax withholding for grantees subject to withholding and deliver a net quantity of shares to the grantee after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award.

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2020, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2020 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2019	210,732		$52.15
Granted	359,336		57.51
Performance adjustment	(58,707)		—
Delivered	(23,018)		52.39
Forfeited	(96,811)		52.46
Balance at June 2020	391,532	$22.0	56.93

As a result of the Synaptics TSR underperforming the SOX Index TSR by 136 percentage points for the payout period ended in fiscal 2020, we did not deliver any of the targeted shares underlying the fiscal 2017 MSU grants.  As a result of the Synaptics TSR underperforming the Index TSR by 34.2 percentage points for the payout period ended in fiscal 2020, we delivered 31.6% of the targeted shares underlying the fiscal 2018 MSU grants.  As a result of the Synaptics TSR underperforming the Index TSR by 34.3 percentage points for the payout period ended in fiscal 2020, we delivered 31.5% of the targeted shares underlying the fiscal 2019 MSU grants.

Of the shares delivered, 8,706 shares valued at $0.4 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2020, or June 26, 2020, of $56.26.

The fair value of each MSU granted from our plans for fiscal 2020, 2019, and 2018 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2020	2019	2018
Expected volatility of company	45.46% - 52.55%	50.58%	49.16% - 50.60%
Expected volatility of Index	24.64% - 33.44%	23.40%	22.37% - 22.52%
Correlation coefficient	0.53 - 0.58	0.51	0.52 - 0.53
Expected life in years	2.50 - 4.00	2.88	2.80 - 2.92
Risk-free interest rate	0.26% - 1.52%	2.92%	1.72% - 1.88%
Fair value per award	$55.52 - $100.38	$27.70 - $85.52	$48.22 - $59.19

We amortize the compensation expense over the three-year performance and service period.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $16.6 million as of the end of fiscal 2020, which will be recognized over a weighted average period of approximately 1.35 years.

Performance Stock Units

Our 2019 Incentive Plan and our 2010 Incentive Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

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

Delivery of shares earned, if any, will take place on the dates provided in the applicable PSU grant agreement, assuming the grantee is still an employee, consultant, or director of our company at the end of the applicable service period. On the delivery date, we withhold shares to cover applicable statutory tax withholding for grantees subject to withholding and deliver a net quantity of shares to the grantee after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award.

During the fiscal year ended June 27, 2020, PSU activity, including PSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of PSUs as of June 27, 2020 was as follows:

		Aggregate	Weighted
		Intrinsic	Average
	PSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2019	192,618		$38.35
Granted	335,966		41.90
Performance adjustment	604		—
Delivered	(61,668)		39.63
Forfeited	(133,672)		38.56
Balance at June 2020	333,848	$18.8	41.61

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. Of the shares delivered, 22,521 shares valued at $0.9 million were withheld to meet statutory minimum tax withholding requirements.  The unrecognized share-based compensation cost of our outstanding PSUs was approximately $14.6 million as of June 27, 2020, which will be recognized over a weighted average period of approximately 1.22 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $64.18 per unit at June 27, 2020 and our accrued liability for such units was $11.1 million.

Phantom stock activity was as follows:

		Aggregate
	Phantom	Intrinsic
	Stock Units	Value
	Outstanding	(in millions)
Granted	953,305
Forfeited	(164,192)
Balance as of June 2020	789,113	$44.4

Employee Stock Purchase Plan

Our 2019 ESPP became effective October 29, 2019 which replaced our 2010 ESPP.  The 2019 ESPP, and previously the 2010 ESPP, allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date.  Under the 2019 ESPP, the offering period extends for up to one year and includes two exercise dates occurring at six-month intervals.  Under the 2010 ESPP, the offering period extended for up to two years and included four exercise dates occurring at six-month intervals.  Under the terms of our 2019 ESPP, and previously under our 2010 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2020, 2019, and 2018 were as follows (in millions, except shares purchased and weighted average purchase price):

	2020	2019	2018
Shares purchased	346,502	544,886	486,263
Weighted average purchase price	$30.50	$29.48	$32.07
Cash received	$10.6	$16.1	$15.6
Aggregate intrinsic value	$10.1	$2.8	$3.9

The fair value of each award granted under our 2019 ESPP and our 2010 ESPP for fiscal 2020, 2019, and 2018 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2020	2019	2018
Expected volatility	43.8%-45.4%	43.8%-44.2%	43.7% - 49.8%
Expected life in years	0.25 - .75	0.5 - 1.5	0.5 - 2.0
Risk-free interest rate	1.62% - 2.43%	2.43%-2.68%	1.42% - 2.45%
Fair value per award	$15.48	$15.63	$13.54

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

Unrecognized share-based compensation costs for awards granted under our 2019 ESPP at the end of fiscal 2020 were approximately $0.6 million that will be amortized over the next 2 months.

10.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the United States. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $19,500, or $26,000 for employees who are 50 years or older.  In fiscal 2020, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest immediately.  We made matching contributions of $2.1 million, $2.4 million, and $2.8 million in fiscal  2020,  2019, and 2018, respectively.

11.	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the fiscal year ended June 27, 2020.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly revised the Internal Revenue Code of 1986, as amended.  The Act contains broad and complex changes to corporate taxation, including, in part, reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered indefinitely reinvested overseas, and creates new taxes on certain foreign sourced earnings. As our accounting and tax year is the fiscal period ending on the last Saturday in June, U.S. federal tax law requires that taxpayers with a fiscal year that spans the effective date of a rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date.  As a result, our U.S. federal tax rate for fiscal 2018 was a days-weighted blended tax rate of 28.17%. For fiscal 2019 and subsequent tax years, including fiscal 2020, our U.S. federal tax rate is 21%.

Staff Accounting Bulletin 118 allows companies to record provisional amounts and recognize the effect of the tax law during a measurement period. The measurement period ended in the second quarter of our fiscal 2019. As of June 29, 2019, we finalized our accounting for the tax impact of the Act. However, further technical guidance related to the Act, including final regulations on a broad range of topics, is expected to be issued and, as such, if our interpretation and final accounting are inconsistent with future regulations and guidance, we will recognize the impact as a discrete item in the period such guidance is issued.

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

Income/(loss) before provision for income taxes for fiscal 2020, 2019, and 2018 consisted of the following (in millions):

	2020	2019	2018
United States	$(13.5)	$(40.6)	$(51.1)
Foreign	172.9	19.8	(30.7)
Income/(loss) before provision for income taxes	$159.4	$(20.8)	$(81.8)

The provision for income taxes for fiscal 2020, 2019, and 2018 consisted of the following (in millions):

	2020	2019	2018
Current tax expense/(benefit)
Federal	$0.8	$(4.9)	$21.5
Foreign	35.4	20.4	14.1
	36.2	15.5	35.6
Deferred tax expense/(benefit)
Federal	(5.8)	(8.5)	14.4
State	0.1	—	—
Foreign	8.1	(6.7)	(9.5)
	2.4	(15.2)	4.9
Provision for income taxes	$38.6	$0.3	$40.5

The provision for income taxes differs from the federal statutory rate for fiscal 2020, 2019, and 2018 as follows (in millions):

	2020	2019	2018
Provision at U.S. federal statutory tax rate	$33.5	$(4.4)	$(22.9)
Non-deductible share-based compensation	3.0	4.0	4.9
Shortfall related to share-based compensation	2.1	3.3	4.1
Non-deductible officer compensation	1.9	1.1	—
Business credits	(6.1)	(6.1)	(4.9)
Foreign tax differential	4.9	1.0	16.5
Nondeductible amortization	—	0.7	1.2
Taxes associated with one-time transition tax	—	—	44.1
Impact of corporate tax rate change on deferred taxes	—	—	(2.7)
Other differences	(0.7)	0.7	0.2
Provision for income taxes	$38.6	$0.3	$40.5

Net deferred tax assets of $28.7 million and $31.1 million were non-current as of the end of fiscal 2020 and 2019, respectively, and were included in other assets in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2020 and 2019 consisted of the following (in millions):

	2020	2019
Deferred tax assets:
Inventory write downs	$4.0	$12.1
Property and equipment	1.2	1.5
Accrued compensation	3.4	0.8
Deferred compensation	0.6	0.5
Share-based compensation	6.8	9.5
Business credit carryforward	41.3	37.3
Acquisition intangibles	6.6	7.0
Other accruals	5.2	3.3
	69.1	72.0
Valuation allowance	(33.3)	(30.4)
	35.8	41.6
Deferred tax liabilities:
Interest	(7.1)	(10.5)
	(7.1)	(10.5)
Net deferred tax assets	$28.7	$31.1

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2020, a valuation allowance of $33.3 million was maintained to reduce deferred tax assets to levels we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2020 was an increase of $2.9 million.

Undistributed earnings of our foreign subsidiaries were approximately $1.0 billion as of the end of fiscal 2020 and are considered to be indefinitely reinvested overseas.

As of the end of fiscal 2020, we had federal and California net operating loss carryforwards of approximately $1.5 million and $46.2 million, respectively.  The California net operating loss will begin to expire in fiscal 2021, if not utilized.  Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $14.0 million and $38.5 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2020. The federal research tax credit carryforward will begin to expire in 2026 and the state research tax credit can be carried forward indefinitely.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $1.2 million from $18.9 million in fiscal 2019 to $20.1 million in fiscal 2020.  Of this amount, $12.6 million will reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2020, 2019, and 2018 consisted of the following (in millions):

	2020	2019	2018
Beginning balance	$18.9	$24.8	$15.2
Increase in unrecognized tax benefits related to current year tax positions	3.2	4.2	10.5
Increase in unrecognized tax benefits related to prior year tax positions	0.1	—	—
Decrease due to effective settlement with tax authorities	—	(6.2)	—
Remeasurement of unrecognized tax benefits	—	(2.0)	—
Decrease due to statute expiration	(2.1)	(1.9)	(0.9)
Ending Balance	$20.1	$18.9	$24.8

Accrued interest and penalties remained flat in fiscal 2020 and 2019 and increased by $0.7 million representing income tax expense in fiscal 2018 as compared to fiscal 2017.  Accrued interest and penalties were $1.9 million as of June 27, 2020 and June 29, 2019.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.7 million to an increase of $2.3 million.

In February 2020, Altera Corporation filed a petition for a writ of certiorari asking the Supreme Court to review the Ninth Circuit Court of Appeals’ decision that reversed the 2015 decision of the U.S. Tax Court in Altera Corp. v. Commissioner, which found that Treasury regulations addressing the treatment of stock-based compensation in a cost sharing agreement with a related party were invalid.  In June 2020, the U.S. Supreme Court declined the writ of certiorari in the case of Altera Corp vs Commissioner. As our tax filing position and consolidated financials are consistent with the treasury regulations and the findings of the Ninth Circuit Court of Appeals decision, no adjustment to our financial statements is required.

Our major tax jurisdictions are the United States, Hong Kong SAR, and Japan. From fiscal 2014 onward, we remain subject to examination by one or more of these jurisdictions. In August 2018, we received the revenue agent’s report resolving the fiscal 2014 and fiscal 2015 examination by the Internal Revenue Service with no material impact on our consolidated financial statements. Our case was reviewed by the Joint Committee on Taxation, which concluded in September 2019 with no further impact to our consolidated financial statements. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

12.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from three broad product categories:  the mobile product applications market, the personal computing, or PC, product applications market, and the Internet of Things, or IoT, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2020, 2019, and 2018, consisted of the following (in millions):

	2020	2019	2018
China	$540.6	$844.8	$803.2
Japan	446.5	234.6	358.6
Taiwan	204.5	239.8	235.2
Other	77.3	64.9	74.9
South Korea	58.3	63.5	67.5
United States	6.7	24.6	90.9
	$1,333.9	$1,472.2	$1,630.3

Net revenue from external customers for each group of similar products for fiscal 2020, 2019, and 2018 consisted of the following (in millions):

	2020	2019	2018
Mobile product applications	$698.9	$900.1	$1,021.0
PC product applications	317.4	258.9	257.8
IoT product applications	317.6	313.2	351.5
	$1,333.9	$1,472.2	$1,630.3

Long-lived assets within geographic areas as of the end of fiscal 2020 and 2019 consisted of the following (in millions):

	2020	2019
United States	$137.1	$149.8
Asia/Pacific	223.5	257.0
Europe	177.9	213.8
	$538.5	$620.6

Our goodwill of $360.8 million has been allocated to two reporting units which include IoT and Mobile/PC.

Major customers’ revenue as a percentage of total net revenue for fiscal 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Customer A	18%	*	*
Customer B	12%	*	12%
Customer C	*	15%	15%
Customer D	*	14%	*
Customer E	*	10%	*

*	Less than 10%

13.	Restructuring Activities

During fiscal 2020 we initiated restructuring activities, some of which included severance costs which were for activities intended to further improve efficiencies in our operational activities to align our cost structure consistent with our revenue levels and one was severance costs related to employees who transitioned with the sale of our assets of our TDDI product line for LCD mobile displays (See Note 4. Divestiture included in the consolidated financial statements contained elsewhere in this Report).  The restructuring costs related to these activities were recorded to the restructuring costs line item within our consolidated statements of operation. Some of the activities relating to these restructurings are complete as of June 27, 2020. The remaining activities are expected to be complete in the third quarter of fiscal 2021.

The restructuring liability activity for these restructuring activities during fiscal 2020 was as follows (in millions):

Employee Severance
and Benefits
Accruals	$25.1
Cash payments	(19.0)
Balance as of June 2020	$6.1

In August 2018, we committed to and initiated a restructuring of our mobile fingerprint optical business.  The costs for this restructuring activity primarily related to severance costs for a reduction in headcount and related costs. These activities were complete as of June 29, 2019.  In June 2019, we committed to and initiated a restructuring action intended to reduce our operating cost structure further.  The costs for this restructuring action primarily related to severance costs for a reduction in headcount. Restructuring costs related to these fiscal 2019 restructuring activities were recorded to the restructuring costs line item within our consolidated statements of operations. The activities relating to the June 2019 restructuring action are complete as of June 27, 2020.

The restructuring liability activities during fiscal 2019 and 2020 for restructurings initiated in fiscal 2019 were as follows (in millions):

Employee Severance
and Benefits
Accruals	$17.7
Cash payments	(12.5)
Balance as of June 2019	5.2
Accruals	7.9
Cash payments	(13.1)
Balance as of June 2020	$—

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

The restructuring liability activities during fiscal years 2018 and 2019 for restructurings initiated in fiscal 2018 were as follows (in millions):

	Employee Severance	Facility Consolidation
	and Benefits	and Related Charges	Total
Accruals	$11.0	$1.0	$12.0
Cash payments	(8.8)	(0.2)	(9.0)
Non-cash settlements	—	(0.7)	(0.7)
Balance as of June 2018	2.2	0.1	2.3
Additional accruals	$0.2	—	$0.2
Cash payments	(2.4)	(0.1)	(2.5)
Balance as of June 2019	$—	$—	$—

14.	Subsequent Events

Acquisitions

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, for aggregate consideration of $250 million in cash which closed on July 23, 2020.  We also entered into certain transition agreements with Broadcom for a period of three years. We acquired these assets and assumed certain liabilities from Broadcom in order to obtain wireless connectivity technology which will enhance our current IoT business. This acquisition will be accounted for using the purchase method of accounting in accordance with the business acquisition guidance.

On July 17, 2020, we entered into a definitive agreement to acquire DisplayLink Corporation, a leader in high-performance video compression technology, for $305 million in cash. The acquisition closed on July 31, 2020. The intent of this acquisition is to obtain performance video compression technology which will further enhance our current IoT business. This acquisition will be accounted for using the purchase method of accounting in accordance with the business acquisition guidance.

Export Administration Regulation

On August 17, 2020, the Bureau of Industry and Security of the U.S. Department of Commerce issued final rules that further restrict access by Huawei Technologies (Huawei) and its non-U.S. affiliates on the Entity List to items produced domestically and abroad from U.S. technology and software.  The final rules may prevent us from selling products to Huawei entities without a license issued subject to the Export Administration Regulation (EAR).  We anticipate applying for an EAR export license, but it is unclear if an EAR export license will be granted.  Further, even if we are unaffected by the rule or are able to obtain an export license, Huawei may not be able to source other components from U.S. suppliers, which could indirectly negatively impact Huawei’s demand for our products.  At this time, we believe the new rules will not materially impact revenue in our September 2020 quarter, while the longer-term revenue impact remains unclear.  During our most recently completed fiscal quarter, June 2020, our direct and indirect sales to Huawei represented less than 10% of our revenue. See Item 1A. Risk Factors for further discussion of the potential for changes to import, export and economic sanction laws that may adversely affect our operating results.