Form 10-Q
period 2020-09-26
SYNAPTICS Inc
filed 2020-11-05
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

Number of shares of Common Stock outstanding at October 29, 2020: 34,518,242

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2020

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September	June
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$180.2	$763.4
Short-term investments	63.7	—
Accounts receivable, net of allowances of $5.8 at September 2020 and June 2020	227.8	195.3
Inventories	114.6	102.0
Prepaid expenses and other current assets	33.7	16.9
Total current assets	620.0	1,077.6
Property and equipment at cost, net of accumulated depreciation of $135.1 and $131.2 at September 2020 and June 2020, respectively	90.5	84.3
Goodwill	570.9	360.8
Acquired intangibles, net	386.2	93.4
Non-current other assets	107.3	77.7
	$1,774.9	$1,693.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77.2	$60.6
Accrued compensation	60.5	59.5
Income taxes payable	17.2	33.0
Other accrued liabilities	102.6	91.0
Total current liabilities	257.5	244.1
Long-term debt	100.0	100.0
Convertible notes, net	491.4	486.6
Other long-term liabilities	87.3	44.0
Total liabilities	936.2	874.7
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 66,168,565 and 65,871,648 shares issued, and 34,419,370 and 34,122,453 shares outstanding, at September 2020 and June 2020, respectively	0.1	0.1
Additional paid-in capital	1,362.6	1,340.2
Treasury stock: 31,749,195 common treasury shares at September 2020 and June 2020, at cost	(1,222.6)	(1,222.6)
Retained earnings	698.6	701.4
Total stockholders' equity	838.7	819.1
	$1,774.9	$1,693.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September
	2020	2019
Net revenue	$328.4	$339.9
Cost of revenue	193.9	213.7
Gross margin	134.5	126.2
Operating expenses:
Research and development	80.9	86.0
Selling, general, and administrative	35.3	27.5
Acquired intangibles amortization	6.7	2.9
Restructuring costs	5.6	6.6
Total operating expenses	128.5	123.0
Operating income	6.0	3.2
Interest and other expense, net	(4.7)	(3.6)
Income/(loss) before provision/(benefit) for income taxes and equity investment loss	1.3	(0.4)
Provision/(benefit) for income taxes	3.6	(4.9)
Equity investment loss	(0.5)	(0.5)
Net income/(loss) and Comprehensive income/(loss)	$(2.8)	$4.0
Net income/(loss) per share:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.12
Shares used in computing net income/(loss) per share:
Basic	34.2	33.0
Diluted	34.2	33.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$701.4	$819.1
Net loss	—	—	—	—	(2.8)	(2.8)
Issuance of common stock for share- based award compensation plans	296,917	—	10.4	—	—	10.4
Payroll taxes for deferred stock units	—	—	(5.6)	—	—	(5.6)
Share-based compensation attributable to acquisition	—	—	3.2	—	—	3.2
Share-based compensation	—	—	14.4	—	—	14.4
Balance at September 2020	66,168,565	$0.1	$1,362.6	$(1,222.6)	$698.6	$838.7

	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2019, as reported	64,283,948	$0.1	$1,266.1	$(1,192.4)	$583.5	$657.3
Cumulative effect of changes in accounting principles	—	—	—	—	(0.9)	$(0.9)
Balance at June 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	582.6	656.4
Net income	—	—	—	—	4.0	4.0
Issuance of common stock for share- based award compensation plans	209,110	—	1.7	—	—	1.7
Payroll taxes for deferred stock units	—	—	(1.5)	—	—	(1.5)
Purchases of treasury stock	—	—	—	(17.0)	—	(17.0)
Share-based compensation	—	—	11.2	—	—	11.2
Balance at September 2019	64,493,058	$0.1	$1,277.5	$(1,209.4)	$586.6	$654.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September
	2020	2019
Cash flows from operating activities
Net income/(loss)	$(2.8)	$4.0
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	14.4	11.2
Depreciation and amortization	5.2	7.2
Acquired intangibles amortization	25.4	18.2
Deferred taxes	(3.7)	(2.4)
Amortization of convertible debt discount and issuance costs	4.8	4.5
Amortization of debt issuance costs	0.1	0.1
Amortization of cost of development services	1.7	—
Acquired in-process research and development	—	3.7
Equity investment loss	0.5	0.5
Foreign currency remeasurement loss	(0.7)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(25.4)	(2.2)
Inventories	20.5	20.5
Prepaid expenses and other current assets	(10.0)	(1.9)
Other assets	(11.4)	(1.0)
Accounts payable	11.7	2.6
Accrued compensation	(1.5)	0.9
Income taxes payable	(16.2)	(9.4)
Other accrued liabilities	(6.1)	(9.2)
Net cash provided by operating activities	6.5	47.3
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(621.8)	—
Purchase of in-process research and development	—	(2.5)
Proceeds from maturities of investments	31.1	—
Purchases of property and equipment	(3.9)	(5.0)
Net cash used in investing activities	(594.6)	(7.5)
Cash flows from financing activities
Purchases of treasury stock	—	(17.0)
Proceeds from issuance of shares	10.4	1.7
Payroll taxes for deferred stock and market stock units	(5.6)	(1.5)
Net cash provided by/(used in) financing activities	4.8	(16.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net increase/(decrease) in cash and cash equivalents	(583.2)	23.0
Cash and cash equivalents at beginning of period	763.4	327.8
Cash and cash equivalents at end of period	$180.2	$350.8

Supplemental disclosures of cash flow information
Cash paid for taxes	$23.6	$7.1
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1.0	$1.9

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2021 and 2020 are 52-week periods ending June 26, 2021 and June 27, 2020, respectively. The fiscal periods presented in this report are 13-week periods ended September 26, 2020, and September 28, 2019.

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

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  Our cash equivalents as of September 26, 2020 included bank deposits with a carrying value of $0.9 million, which approximates fair value, and as of June 27, 2020 they included money market accounts with a carrying value of $521.1 million, which approximates fair value, and are included in cash and cash equivalents on the condensed consolidated balance sheets.

Short-term investments comprise deposits held with banks with original maturities of greater than three months but less than one year when purchased.  All of our short-term investments are classified as investments recorded at amortized cost, which approximates fair value.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in net losses of $0.1 million in the three months ended September 26, 2020 and net gains of $0.4 million in the three months ended September 28, 2019.

Leases

We determine if a contract is a lease or contains a lease at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use, or

ROU, assets are included in non-current other assets on our condensed consolidated balance sheet. Operating lease liabilities are separated into a current portion, included within accrued liabilities on our condensed consolidated balance sheet, and a non-current portion, included within other long-term liabilities on our condensed consolidated balance sheet. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control the right to use the identified asset until the lease commencement date.

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

2. Revenue Recognition

We account for revenue using Accounting Standards Codification Topic 606, or ASC 606, Revenue from Contracts with Customers. Our revenue is primarily generated from the sale of application specific integrated circuit chips, or ASIC chips, either directly to a customer or to a distributor. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time we recognize revenue as the warranty is considered an assurance warranty and not a performance obligation. Non-product revenue is recognized over the same period of time such performance obligations are satisfied. We then select an appropriate method for measuring satisfaction of the performance obligations.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $0.5 million in contract assets recorded on the condensed consolidated balance sheets as of September 26, 2020 and $0.4 million as of June 27, 2020. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $5.9 million and $30.0 million, respectively, as of September 26, 2020, and $3.2 million and $25.8 million, respectively, as of June 27, 2020. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the three months ended September 26, 2020, and the three months ended September 28, 2019, we recognized $0.6 million and $0.2 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of September 26, 2020, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September
	2020	2019
Numerator:
Net income/(loss)	$(2.8)	$4.0
Denominator:
Shares, basic	34.2	33.0
Effect of dilutive share-based awards	-	0.6
Shares, diluted	34.2	33.6
Net income/(loss) per share:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.12

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the treasury stock method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, performance stock units, or PSUs, and our convertible notes.

Dilutive net income per share amounts do not include the potential weighted average effect of 1,827,212 and 1,340,521 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 26, 2020 and September 28, 2019, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Our carrying values of cash equivalents and short-term investments approximate their fair values due to the short period of time to maturity.

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

The fair value of our $525.0 million principal amount of 0.50% convertible notes due 2022 is measured at fair value for disclosure purposes. The fair value of the convertible notes as of September 26, 2020 and June 27, 2020 was approximately $639.5 and $542.5 million, respectively, based on the last trading price of the convertible notes for the periods presented.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September	June
	2020	2020
Raw materials and work-in-progress	$66.2	$53.6
Finished goods	48.4	48.4
	$114.6	$102.0

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

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire 100% of equity interest in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology, for $305 million in cash adjusted for (i) estimated cash and cash equivalents and short-term investments at the closing (ii) estimated indebtedness outstanding immediately prior to the closing, (iii) unpaid portion as of the closing of certain transaction expenses incurred by DisplayLink, and (iv) the amount that the estimated working capital of DisplayLink exceeds or falls short, respectively, of a certain specified target working capital set forth in an Agreement and Plan of Merger, or the Merger Agreement, with $3.1 million of the purchase price held in escrow accounts for adjustments after closing and to secure the Seller Parties’ indemnification obligations under the Merger Agreement. The acquisition closed on July 31, 2020, or the DisplayLink Closing Date, whereupon we obtained high-performance video compression technology which will further enhance our current IoT business.

This acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at September 26, 2020, is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the DisplayLink Closing Date.  Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the DisplayLink Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The adjusted purchase price paid for DisplayLink was $443.2 million, which continues to be subject to change for working capital adjustments as allowed under the Merger Agreement.

The following table summarizes the preliminary amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the DisplayLink Closing Date (in millions):

Cash and cash equivalents	$40.9
Short-term investments	94.0
Accounts receivable, net	7.1
Inventory	33.1
Prepaid expenses and other current assets	6.8
Property and equipment	6.8
Intangible assets	193.0
Right-of-use lease asset	20.0
Non-current other assets	0.6
Total identifiable assets acquired	402.3
Accounts payable	(5.2)
Other accrued liabilities	(9.9)
Short-term lease liabilities	(1.7)
Long-term lease liabilities	(18.2)
Other long-term liabilities	(31.4)
Total liabilities	(66.4)
Net identifiable assets acquired	335.9
Goodwill	107.3
Net assets acquired	$443.2

The following table summarizes the preliminary estimate of the intangible assets as of the DisplayLink Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value

Developed technology	3.0	$82.0
Customer contracts and related relationships	3.0	54.0
In process research and development	N/A	51.0
Trade names	4.0	3.0
Licensed technology	2.5	3.0
Estimated fair value of acquired intangibles		$193.0

We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 11.0% to 11.5%.  The fair value of these intangible assets is primarily affected by the projected revenue, gross margins, operating expenses, the technology migration curve, customer ramp up period and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

In-process research and development consists of a next generation docking and video interface products for the IoT market. We expect to complete the in-process research and development project in early fiscal 2023.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DisplayLink as of the DisplayLink Closing Date. As of September 26, 2020, none of the goodwill is expected to be deductible for income tax purposes.

Prior to the DisplayLink acquisition, we did not have an existing relationship or transactions with DisplayLink.

The condensed consolidated financial statements include approximately $16.9 million of revenue from DisplayLink from the DisplayLink Closing Date through September 26, 2020. It is impracticable to determine the effect on net income attributable to DisplayLink as we integrated a substantial portion of DisplayLink into our ongoing operations during the quarter.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and DisplayLink as if the DisplayLink acquisition had occurred on June 30, 2019. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the DisplayLink acquisition actually taken place on June 30, 2019 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the DisplayLink acquisition.

	Three Months Ended
	September
	2020 (1)	2019
Revenue	$335.7	$365.1
Net income/(loss)	(2.1)	1.1

(1)	Includes results of Broadcom Wireless Connectivity Business

Pro forma adjustments used to arrive at pro forma net income included adjustments for historical amortization expense, the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, transaction costs and restructuring costs.  The total pro forma adjustments for the three months ended September 26, 2020 and September 28, 2019 were an increase to net income/(loss) of $7.1 million and a decrease of net income/(loss) of $12.2 million, respectively.

Broadcom Wireless Connectivity Business

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, or Broadcom Business Acquisition, for an aggregate consideration of $250 million in cash which closed on July 23, 2020, or the Broadcom Business Acquisition Closing Date.  We also entered into certain transition agreements with Broadcom for a period of three years. We acquired these assets and assumed certain liabilities from Broadcom in order to obtain wireless connectivity technology which will enhance our current IoT business.

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at the Broadcom Business Acquisition Closing Date is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Broadcom Business Acquisition Closing Date. Changes to amounts recorded as acquired intangible assets and liabilities assumed will be recorded as adjustments to the provisional amounts recognized as of the Broadcom Business Acquisition Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

The following table summarizes the adjusted purchase price paid for the Broadcom Business Acquisition (in millions):

Cash	$250.1
Adjustments to consideration transferred, net	1.5
Roadmap products - estimated cost of development	(25.0)
$226.6

We entered into a derivative and roadmap product agreement and an asset purchase agreement with Broadcom. The derivative and roadmap product agreement includes the purchase of derivative and roadmap product development services to be performed by

Broadcom. We estimated the value of the development services to be approximately $25.0 million, accounted for it separate from the business combination, and included $10.0 million in prepaid expenses and other current assets and $15.0 million ($13.3 million after amortization as of September 26, 2020) in non-current other assets in our condensed consolidated balance sheets. The estimated value of the development services is amortizing over the period of time estimated to complete the development or approximately thirty months. The amortization of the estimated cost of development is included in research and development in our condensed consolidated statements of comprehensive income/(loss). In addition, under the terms of the asset purchase agreement we provided replacement equity compensation awards to the transferred employees and Broadcom agreed to make cash payments to transferred employees as incentive to accept employment offers from our company. We determined $3.5 million of value related to these arrangements should be included as consideration transferred, which was partially offset by $2.0 million of cash payments to transferred employees as a reduction of consideration transferred.

The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Broadcom Business Acquisition Closing Date (in millions):

Property and equipment	$1.0
Acquired intangible assets	123.0
Total identifiable assets acquired	124.0
Liabilities assumed	(0.2)
Goodwill	102.8
Net assets acquired	$226.6

We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets.  These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement.  Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which is 2.2% for order backlog and 13.0% for the rest of the intangible assets.  The fair value of these intangible assets is primarily affected by the projected revenue, gross margins, operating expenses, the technology migration curve, customer ramp up period and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values.  We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The following table summarizes the preliminary estimate of the intangible assets as of the Broadcom Business Acquisition Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value

Developed technology	6.0	$93.0
Customer contracts and related relationships	6.0	18.0
Order backlog	0.5	12.0
Estimated fair value of acquired intangibles		$123.0

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Broadcom Business assets as of the Broadcom Business Acquisition Closing Date. As of September 26, 2020, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Broadcom Business Acquisition, we did not have an existing relationship or transactions with Broadcom.

The condensed consolidated financial statements include approximately $15.3 million of revenue from the Broadcom Business Acquisition from the Broadcom Business Acquisition Closing Date through September 26, 2020. It is impracticable to determine the effect on net income attributable to the Broadcom Business Acquisition as we had integrated a substantial portion of the Broadcom Business Acquisition into our ongoing operations during the quarter.

We determined it is impractical to include pro forma information given the difficulty in obtaining the historical financial information for the Broadcom Business Acquisition as the business was part of Broadcom and did not have discrete financial information prior to the acquisition. Inclusion of such information would require us to make estimates and assumptions regarding the acquired business historical financial results that we believe may ultimately prove inaccurate.

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		September 2020			June 2020
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.4	$138.6	$(82.7)	$55.9	$138.6	$(76.5)	$62.1
Customer relationships	4.2	125.5	(39.5)	86.0	81.8	(61.4)	20.4
Wireless connectivity technology	6.0	93.0	(2.6)	90.4	—	—	—
Video interface technology	3.0	82.0	(4.6)	77.4	—	—	—
Display driver technology	7.0	20.4	(15.3)	5.1	164.0	(158.2)	5.8
Backlog	0.5	12.0	(4.0)	8.0	—	—	—
Licensed technology and other	4.1	13.0	(6.2)	6.8	7.7	(5.5)	2.2
Patents	8.0	4.4	(2.7)	1.7	4.4	(2.6)	1.8
Tradename	5.1	4.8	(0.9)	3.9	1.8	(0.7)	1.1
In process research and development	N/A	51.0	—	51.0	—	—	—
Acquired intangibles totals	5.1	$544.7	$(158.5)	$386.2	$398.3	$(304.9)	$93.4

The total amortization expense for the acquired intangible assets was $25.4 million and $18.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively. During the three months ended September 26, 2020 and September 28, 2019, $18.7 million and $15.3 million, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of September 26, 2020 (in millions):

Remainder of 2021	$84.7
2022	99.0
2023	86.1
2024	25.9
2025	19.0
Thereafter	20.5
To be determined	51.0
Future amortization	$386.2

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for the three months ended September 26, 2020 were as follows (in millions):

Beginning balance	$360.8
Acquisition activity	210.1
Ending balance	$570.9

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2029, some of which include options to extend the lease for up to 5 years. For the three months ended September 26, 2020, we recorded approximately $2.4 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of September 26, 2020, the components of leases and lease costs are as follows (in millions):

	September	June
	2020	2020
Operating lease right-of-use assets	$38.7	$21.0
Operating lease liabilities	$9.2	$6.5
Operating lease liabilities, long-term	29.7	14.6
Total operating lease liabilities	$38.9	$21.1

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended
	September
	2020	2019
Cash paid for operating leases included in operating cash flows	$1.9	$2.3
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	1.8	2.0

As of September 26, 2020, the weighted average remaining lease term is 6.3 years, and the weighted average discount rate is 4.03%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2021	$7.6
2022	9.6
2023	6.0
2024	4.6
2025	3.7
Thereafter	12.6
Total future minimum operating lease payments	44.1
Less: interest	(5.2)
Total lease liabilities	$38.9

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	September	June
	2020	2020
Customer obligations	$35.9	$29.0
Inventory obligations	27.6	27.9
Operating lease liabilities	9.2	6.5
Other	29.9	27.6
	$102.6	$91.0

Other long-term liabilities consisted of the following (in millions):

	September	June
	2020	2020
Operating lease liabilities, long-term	$29.7	$14.6
Deferred tax liability	27.9	—
Income taxes payable, long-term	15.9	16.4
Other	13.8	13.0
	$87.3	$44.0

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

Commencing June 20, 2020, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. This criteria has not been met as of September 26, 2020. Our policy is to settle the principal amount of our Notes with cash upon conversion or redemption.

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

The contractual interest expense and amortization of discount on the Notes for the three months ended September 26, 2020, were as follows (in millions):

Three Months Ended
September
2020
Interest expense	$0.7
Amortization of discount and debt issuance costs	4.8
Total interest	$5.5

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of September 26, 2020 were $3.4 million and $30.3 million, respectively.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 26, 2020, there was a $100.0 million balance outstanding under the revolving credit facility.  The weighted average annualized interest rate on these borrowings for the three months ended September 26, 2020 was 2.75%.

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

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 4.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 5.0 to 1.00, and thereafter 4.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.00.  As of September 26, 2020, we remain in compliance with the restrictive covenants.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September
	2020	2019
Cost of revenue	$0.8	$0.7
Research and development	11.0	7.5
Selling, general, and administrative	9.7	3.0
Total	$21.5	$11.2
Income tax expense/(benefit) on share-based compensation	$(3.6)	$(0.9)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

Three Months Ended
September
2020
Cost of revenue	$0.1
Research and development	5.8
Selling, general, and administrative	1.3
Total	$7.2

Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Share-Based Compensation Plans

On October 29, 2019, our stockholders approved: (i) our 2019 Equity and Incentive Compensation Plan, or the 2019 Incentive Plan, to replace our Amended and Restated 2010 Incentive Compensation Plan, or 2010 Incentive Plan, and (ii) our 2019 Employee Stock Purchase Plan, or the 2019 ESPP, to replace our Amended and Restated 2010 Employee Stock Purchase Plan. Upon approval of the 2019 Incentive Plan, new awards are no longer issued under the replaced share-based compensation plan. Awards outstanding at October 29, 2019 under our prior share-based compensation plans were not impacted by the approval of the 2019 Incentive Plan and continue to remain outstanding by their terms under the applicable share-based compensation plan. Shares underlying certain share-based awards forfeited under the 2010 Incentive Plan subsequent to the approval of the 2019 Incentive Plan automatically transfer to and become available for award issuance from the 2019 Incentive Plan.

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards, performance shares, PSUs, and other stock-based awards.  The cumulative number of shares approved by stockholders under the 2019 Incentive Plan was 2,590,000 as of October 27, 2020. The 2019 ESPP authorizes the Company to provide eligible employees with an opportunity to acquire an equity interest in the Company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Outstanding as of June 2020	329,786	$69.78
Exercised	(63,228)	61.42
Expired	(49,058)	74.44
Outstanding and Exercisable as of September 2020	217,500	71.16	$2.2

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2020 of $78.22 and excludes the impact of stock options that were not in-the-money.

Restricted Stock Units

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	1,360,324
Granted	692,858
Delivered	(118,956)
Forfeited	(80,582)
Balance as of September 2020	1,853,644	$145.0

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2020 of $78.22.

Of the shares delivered, 42,024 shares valued at $3.4 million were withheld to meet statutory tax withholding requirements.

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

We have granted MSU awards to our executive officers and other management members under our Amended and Restated 2010 Incentive Compensation Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three or four tranches with the target quantity for each tranche equal to one-third or one-fourth of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; the third tranche vests based on a three-year performance period; and the fourth tranche (in the case of four-year vesting) vests based on a four-year performance period.

For MSU awards granted in fiscal 2021, performance is measured based on our achievement of a specified level of total stockholder return, or TSR, relative to the TSRs of each company in the Russell 2000 Index. The potential payout ranges from 0% to 200% of the target grant quantity based on our TSR performance relative to the TSRs of each company in the Russell 2000 Index.  No payout will occur if our TSR performance falls below the 25th percentile of the TSRs of each company in the Russell 2000 Index, and a 200% payout will occur if our TSR performance exceeds the 75th percentile of the TSRs of each company in the Russell 2000 Index. Performance payouts between the 25th and 75th percentiles will be determined on a linear basis with performance at the 50th percentile equal to 100% of target.

For MSU awards granted in fiscal 2021, the first tranche and the second tranche can payout up to 200%, and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche.

For outstanding MSU awards granted prior to fiscal 2021, performance is measured based on our achievement of a specified level of TSR relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index. The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to SPSISC Index TSR.

For MSU awards granted prior to fiscal 2021 and vesting over three years, the payout for the first tranche and the second tranche will not exceed 100% and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche. For MSUs vesting over four years, the payout for the first tranche, the second tranche and the third tranche will not exceed 100% and the payout for the fourth tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the four-year performance period, less shares issued for the first tranche, the second tranche and the third tranche.

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

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	391,532
Granted	101,009
Delivered	(46,497)
Forfeited	(14,773)
Balance as of September 2020	431,271	$33.7

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2020 of $78.22.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a straight-line basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $28.2 million as of September 26, 2020, which will be recognized over a weighted average period of approximately 1.4 years.

Performance Stock Units

Our 2019 Incentive Plan and our Amended and Restated 2010 Incentive Compensation Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members under our Amended and Restated 2010 Incentive Compensation Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. The grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of certain performance criteria (for PSUs granted in fiscal 2021 it is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses and for the PSUs granted prior to fiscal 2021 it is based on non-GAAP earnings per share). The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results equals greater than 65% of the target with a maximum payout achieved at 135% of target.

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

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	333,848
Awarded	170,994
Forfeited	(36,079)
Balance as of September 2020	468,763	$36.7

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2020 of $78.22.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $23.3 million as of September 26, 2020, which will be recognized over a weighted average period of approximately 1.4 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $82.11 per unit at September 26, 2020 and our accrued liability for such units was $7.2 million.

Phantom stock activity was as follows:

		Aggregate
	Phantom	Intrinsic
	Stock Units	Value
	Outstanding	(in millions)
Balance as of June 2020	789,113
Forfeited	(50,718)
Balance as of September 2020	738,395	$57.8

The aggregate intrinsic value was determined using the closing price of our common stock on September 25, 2020 of $78.22.

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $42.3 million as of September 26, 2020, which will be recognized over a weighted average period of approximately 2.1 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three months ended September 26, 2020 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	134,601
Weighted average purchase price	$48.67
Cash received	$6.6
Aggregate intrinsic value	$4.6

13. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the three months ended September 26, 2020.

We account for income taxes under the asset and liability method. The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before provision for income taxes, excluding the effects of significant unusual or infrequently occurring discrete items and jurisdictions where annual effective tax rate cannot be reasonably estimated. In these cases, we will determine the actual effective tax rate for the year-to-date period. The tax effects of discrete items are recorded in the same period that the related discrete items are reported and results in a difference between the actual effective tax rate and the estimated annual effective tax rate.

The provision for income taxes of $3.6 million and a benefit of $4.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 26, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and global intangible low-taxed income, or GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended September 28, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign deemed-paid taxes, foreign income taxed at higher tax rates, and global intangible low taxed income, or GILTI, partially offset by the benefit of research credits and foreign tax credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions remained unchanged during the three months ended September 26, 2020, at $22.0 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 26, 2020 were $1.7 million; this balance decreased by $0.2 million compared to June 27, 2020, largely due to the expiration of the relevant statute of limitations. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes includes an increase in our liability of up to $3.4 million.

Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Japan and the United Kingdom. From fiscal 2014 onward, we remain subject to examination by one or more of these jurisdictions.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September
	2020	2019
China	$131.2	$176.8
Japan	103.1	63.2
Taiwan	71.8	65.2
Other	16.0	16.5
South Korea	5.0	16.4
United States	1.3	1.8
	$328.4	$339.9

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September
	2020	2019
Mobile product applications	$133.5	$184.3
PC product applications	80.5	67.8
IoT product applications	114.4	87.8
	$328.4	$339.9

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2020	2019
Customer A	21%	*
Customer B	13%	*
Customer C	*	12%
Customer D	*	12%

____________________

*Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September	June
	2020	2020
Customer A	25%	21%
Customer B	18%	18%

15. Comprehensive Income/(Loss)

Our comprehensive income/(loss) generally consists of net income. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

16. Restructuring Activities

During the first quarter of fiscal 2021, we initiated restructuring activities, which included severance costs for activities intended to gain synergies from our recent acquisitions.  The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of comprehensive income/(loss), and are expected to be complete by the end of fiscal 2021. The restructuring liability activity for these restructuring activities during fiscal 2021 was as follows (in millions):

Employee Severance
and Benefits
Accruals	$3.7
Cash payments	(1.9)
Balance as of September 2020	$1.8

During fiscal 2020, we initiated restructuring activities, some of which included severance costs which were for activities intended to further improve efficiencies in our operational activities to align our cost structure consistent with our revenue levels and severance costs related to employees who transitioned with the sale of our assets of our TDDI product line for LCD mobile displays. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of comprehensive income/(loss). Some of the activities relating to these restructurings are complete as of June 27, 2020. The remaining activities are expected to be complete by the end of fiscal 2021.  The restructuring liability activity for these restructuring activities during fiscal 2021 was as follows (in millions):

Employee Severance
and Benefits
Balance as of June 2020	$6.1
Accruals	1.9
Cash payments	(6.1)
Balance as of September 2020	$1.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 26, 2020 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For ease of presentation, this Report shows reporting periods ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to following: our dependence on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for mobile product applications; our dependence on one or more large customers; the risk that our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by heath epidemics, including the recent COVID-19 pandemic; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread broadly in the U.S. and globally. In response to the outbreak, governmental authorities implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. In certain countries in which we operate governments took rapid and effective measures to stem the spread, while in other countries in which we operate governments were slow to react or have missed opportunities to effectively contain the spread. Although some of these restrictions and other containment measured have since been lifted or scaled back, ongoing surges of COVID-19 have resulted in the re-imposition of certain restrictions and containment measures and may lead to other restrictions being re-implemented in the future in response to efforts to reduce the spread of COVID-19.

The health and wellbeing of our workforce is our highest priority.  Many of our employees are able to work from home to minimize the potential risk of spread of COVID-19 in our office environment.  For those employees that are comfortable returning to an office work environment, we have introduced various return to work protocols, based on guidance from local and global health organizations, to monitor and assess the health of our employees, including temperature checks and risk assessments, and further require all employees that do work in the office to wear face coverings and social distance while in communal locations in the office.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic remains uncertain, we expect that it will continue to weigh on our business and consolidated results of operations in the near term and may further impact our financial condition (including liquidity) in the future. The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that we may not be able to anticipate. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact COVID-19 will have on our future results due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the severity and duration of future surges of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers and other factors.

We will continue to evaluate the nature and scope of the impact to our business, consolidated results of operations, and financial condition, and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

Overview

We are a leading worldwide developer and supplier of custom-designed human interface semiconductor product solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We currently generate revenue from the markets for smartphones, tablets, personal computer, or PC, products, primarily notebook computers, Internet of Things, or IoT, products which include smart devices with voice, speech and video solutions, wireless connectivity and other select electronic devices, including devices in automobiles, with our custom human interface solutions. The solutions we deliver either contain or consist of our touch-, display driver-, fingerprint authentication-based-, voice and speech-, wireless- or video-semiconductor solutions, which include our chip, and, as applicable, customer-specific firmware and software.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia. With our expanding global presence, including offices in China, Hong Kong, India, Japan, Korea, Poland, Switzerland, Taiwan, the United Kingdom, and the United States, we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

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

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human interface solutions for OEM customers prior to and after our OEMs’ commitment to incorporate those solutions into their products. In addition, we expense in-process research and development projects acquired as part of a business acquisition, which have not yet reached technological feasibility, and which have no foreseeable alternative future use. We continue to commit to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

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

Interest and other expense, net, primarily reflects interest expense on our convertible notes and revolving line of credit as well as the amortization of debt issuance costs and discount on our convertible notes, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Equity investment loss includes amortization of intangible assets as well as our portion of the net loss reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd.

Acquisitions

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020. As of September 26, 2020, our preliminary purchase consideration was $443.2 million, subject to certain additional post-closing adjustments. The results of DisplayLink are included in our condensed consolidated financial statements for the period from August 1, 2020 through September 26, 2020.  For further discussion of the DisplayLink acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, or Broadcom Business Acquisition, for an aggregate consideration of $250 million in cash which closed on July 23, 2020.  We also entered into certain transition agreements with Broadcom for a period of three years. The results of the Broadcom Business Acquisition are included in our condensed consolidated financial statements for the period from July 24, 2020 through September 26, 2020.  For further discussion of the Broadcom Business Acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Divestiture

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our LCD Touch Controller and Display Driver Integration, or TDDI, product line for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. The assets sold under the asset purchase agreement for cash consideration of $138.7 million and had a carrying value of approximately $33.6 million as of the closing date of the transaction in April 2020.  The gain on sale of this business component was $105.1 million.

Critical Accounting Policies and Estimates

Business Combinations

We have applied significant estimates and judgments in order to determine the fair value of the identified assets acquired, liabilities assumed and goodwill recognized in connection with our business combinations to ensure the value of the assets and liabilities acquired are recognized at fair value as of the acquisition date. In measuring the fair value, we utilize valuation techniques consistent with the market approach, income approach, or cost approach.

The valuation of the identifiable assets and liabilities includes assumptions made in performing the valuation, such as projected revenue, weighted average cost of capital, discount rates, estimated useful lives, and other relevant assessments. These assessments can be significantly affected by our estimates, judgments, and assumptions.  If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our purchase accounting or our results of operations.

Other than the above item, there have been no significant changes in our critical accounting policies and estimates during the three months ended September 26, 2020, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September
	2020	2019	$ Change	% Change
Mobile product applications	$133.5	$184.3	$(50.8)	(27.6%)
PC product applications	80.5	67.8	12.7	18.7%
IoT product applications	114.4	87.8	26.6	30.3%
Net revenue	328.4	339.9	(11.5)	(3.4%)
Gross margin	134.5	126.2	8.3	6.6%
Operating expenses:
Research and development	80.9	86.0	(5.1)	(5.9%)
Selling, general, and administrative	35.3	27.5	7.8	28.4%
Acquired intangibles amortization	6.7	2.9	3.8	131.0%
Restructuring costs	5.6	6.6	(1.0)	(15.2%)
Operating income	6.0	3.2	2.8	87.5%
Interest and other expense, net	(4.7)	(3.6)	(1.1)	(30.6%)
Income/(loss) before provision/ (benefit) for income taxes	1.3	(0.4)	1.7	425.0%
Provision/(benefit) for income taxes	3.6	(4.9)	8.5	173.5%
Equity investment loss	(0.5)	(0.5)	-	0.0%
Net income/(loss)	$(2.8)	$4.0	$(6.8)	(170.0%)

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September		Increase/
	2020	2019	(Decrease)
Mobile product applications	40.7%	54.3%	(13.6%)
PC product applications	24.5%	19.9%	4.6%
IoT product applications	34.8%	25.8%	9.0%
Net revenue	100.0%	100.0%	(0.0%)
Gross margin	41.0%	37.1%	3.9%
Operating expenses:
Research and development	24.6%	25.3%	(0.7%)
Selling, general, and administrative	10.7%	8.1%	2.6%
Acquired intangibles amortization	2.0%	0.9%	1.1%
Restructuring costs	1.7%	1.9%	(0.2%)
Operating income	1.8%	0.9%	0.9%
Interest and other expense, net	(1.4%)	(1.1%)	(0.3%)
Income/(loss) before provision/ (benefit) for income taxes	0.4%	(0.1%)	0.5%
Provision/(benefit) for income taxes	1.1%	(1.4%)	2.5%
Equity investment loss	(0.2%)	(0.1%)	(0.1%)
Net income/(loss)	(0.9%)	1.2%	(2.1%)

Net Revenue

Net revenue was $328.4 million for the three months ended September 26, 2020, compared with $339.9 million for the three months ended September 28, 2019, a decrease of $11.5 million, or 3.4%. Of this net revenue, $133.5 million, or 40.7%, was from Mobile product applications, $114.4 million, or 34.8%, was from IoT product applications, and $80.5 million, or 24.5%, was from PC product applications. The decrease in net revenue for the three months ended September 26, 2020 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from IoT product applications and PC product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 23%) as well as slightly lower average selling prices for Mobile product applications. The decline in unit sales in Mobile product applications was primarily due to the divestiture of our TDDI business in the fourth quarter of fiscal 2020. Net revenue from IoT product applications, which includes products from both acquisitions that closed in July 2020, increased as a result of higher average selling prices for IoT product applications due to our product sales mix (which increased 24%) and an increase in units sold (which increased 5%). Net revenue from PC product applications increased due to a growth in units sold (which increased 8%) for PC product applications as well as higher average selling prices (which increased 10%).

Gross Margin

Gross margin as a percentage of net revenue was 41.0%, or $134.5 million, for the three months ended September 26, 2020, compared with 37.1%, or $126.2 million, for the three months ended September 28, 2019. The 390 basis point increase in gross margin for the three months ended September 26, 2020, was primarily due to a favorable product mix and product cost reductions, partially offset by a $10.5 million increase in amortization for amortizable intangibles related to the acquisition of DisplayLink and the Broadcom Business Acquisition and $9.8 million of inventory fair value adjustments associated with the DisplayLink acquisition.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $5.1 million to $80.9 million for the three months ended September 26, 2020, compared with the three months ended September 28, 2019. The decrease in research and development expenses primarily reflected a $3.7 million decrease due to acquired in-process research and development recorded in the first quarter of fiscal 2020, a net $2.9 million decrease in personnel-related costs, which was due to a reduction in average headcount for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019, as a result of restructuring activities to reduce operating costs, partially offset by increased headcount as a result of recent acquisitions; a $1.3 million decrease in travel related costs, partially offset by an increase of $2.1 million in project related costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.8 million to $35.3 million for the three months ended September 26, 2020, compared with the three months ended September 28, 2019. The increase in selling, general, and administrative expenses primarily reflected a $6.7 million increase in stock based compensation costs which was incurred in connection with grants of awards primarily to new employees in fiscal 2020 and the first quarter of fiscal 2021, as well as a $1.4 million increase in legal and accounting fees related to recent acquisitions.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs.  Restructuring costs of $5.6 million in the three months ended September 26, 2020 reflect severance costs for restructuring of our operations to reduce ongoing operating costs. Restructuring activities commenced in each of fiscal 2020 and 2021 and are all expected to be complete by the end of fiscal 2021. See Note 16 Restructuring Activities included in the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net increased $1.0 million to $4.6 million for the three months ended September 26, 2020, as compared to $3.6 million for the three months ended September 28, 2019. The increase in interest and other expense, net is primarily due to a decrease in interest income as a result of lower cash balances and interest rates, higher interest expense on our debt due to borrowings under our revolving line of credit, partially offset by $1.2 million income from the sale of non-operating assets.

Provision for Income Taxes.  On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the three months ended September 26, 2020.

We account for income taxes under the asset and liability method. The provision for income taxes recorded in interim periods is recorded by applying the estimated annual effective tax rate to year-to-date income before provision for income taxes, excluding the effects of significant unusual or infrequently occurring discrete items, and jurisdictions where annual effective tax rate cannot be reasonably estimated. In these cases, we will determine the actual effective tax rate for the year-to-date period. The tax effects of discrete items are recorded in the same period that the related discrete items are reported and results in a difference between the actual effective tax rate and the estimated annual effective tax rate.

The provision for income taxes of $3.6 million and a benefit of $4.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 26, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and global intangible low-taxed income, or GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended September 28, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign deemed-paid taxes, foreign income taxed at higher tax rates, and GILTI, partially offset by the benefit of research credits and foreign tax credits. .

Liquidity and Capital Resources

Our cash and cash equivalents were $180.2 million as of September 26, 2020, compared with $763.4 million as of June 27, 2020, a decrease of $583.2 million. The decrease primarily reflected $621.8 million used for the acquisition of businesses, net of cash and cash equivalents acquired, partially offset by $31.1 million of proceeds from maturities of investments, $10.4 of proceeds from issuance of shares and $6.5 million of net cash provided by operating activities. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings. As of September 26, 2020, $158.9 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay foreign withholding taxes to repatriate certain of these funds.

Cash Flows from Operating Activities. Operating activities during the three months ended September 26, 2020 generated $6.5 million compared with $47.3 million net cash generated during the three months ended September 28, 2019. For the three months ended September 26, 2020, the primary operating activities were adjustments for non-cash charges of $47.7 million and a net change in operating assets and liabilities of $38.4 million. The net change in operating assets and liabilities was primarily attributable to a $25.4 million increase in accounts receivable, net, a $16.2 million decrease in income taxes payable, a $11.4 million increase in other assets, and a $10.0 million increase in prepaid expenses and other current assets, partially offset by a $20.5 million decrease in inventories and a $11.7 increase in accounts payable. From June 27, 2020 to September 26, 2020, our days sales outstanding remained flat at 63 days compared to 62 days. Our annual inventory turns remained flat at six.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 26, 2020 primarily consisted of $621.8 million used for the acquisition of businesses and $3.9 million for purchases of property and equipment, partially offset by $31.1 million in proceeds from maturities of investments.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended September 26, 2020 was $4.8 million compared with $16.8 million used in financing activities for the three months ended September 28, 2019. Net cash provided by financing activities for the three months ended September 26, 2020 consisted of $10.4 of proceeds from issuance of shares, partially offset by $5.6 million used for payroll taxes on RSUs and MSUs.

Common Stock Repurchase Program. As of September 26, 2020, our board has cumulatively authorized $1.4 billion for our common stock repurchase program, which will expire in July 2021. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 26, 2020, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the three months ended September 26, 2020, we did not repurchase any shares of our common stock. As of September 26, 2020, the remaining available authorization under our common stock repurchase program was $177.4 million.

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

In February 2020, we entered into the First Amendment to the Amended and Restated Credit Agreement, or the Amendment, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. Pursuant to the Amendment, the Credit Agreement was amended to, among other things, (i) modify the definition of Consolidated EBITDA (as defined in the Credit Agreement) to increase the maximum limit on the add back of certain restructuring and integration cost and expenses to 30% from 15% of Consolidated EBITDA, (ii) modify the negative covenant for Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at the end of any fiscal quarter to 4.75:1.00 from 3.50:1.00, and for any four quarter period following a Material Acquisition (as defined in the Credit Agreement) to 5:00:1.00 from 3.75:1.00, (iii) modify the circumstances under which the maturity date of the Credit Agreement would be accelerated in advance of the maturity date of the Notes to eliminate the acceleration of the maturity date of the Credit Agreement if we meet certain specified leverage and liquidity covenants, (iv) add a minimum liquidity covenant for each two-week period beginning on the date that is 120 days prior to the maturity date of the Company’s existing convertible senior notes, (v) add certain technical amendments to address LIBOR transition matters, and (vi) include or revise certain definitions and certain customary representation, warranties and acknowledgments. As of September 26, 2020, there was $100.0 million balance outstanding under the revolving credit facility. The weighted average annualized interest rate on these borrowings for the three months ended September 26, 2020 was 2.75%.

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

Liquidity and Capital Resources. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, we believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements, including the DisplayLink acquisition, the Broadcom Business Acquisition, and our debt service obligations, for at least the next 12 months. On April 2, 2020, the Company borrowed $100 million under the Credit Agreement in order to increase its cash position and preserve financial flexibility out of an abundance of caution as a result of the ongoing uncertainty and volatility in the global markets driven by the COVID-19 pandemic. Our future capital requirements will depend on many factors, including our revenue, the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 26, 2020 were as follows (in millions):

	Remaining in Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	Thereafter	Total
Long-term debt (1)	$4.7	$627.7	$—	$—	$—	$—	$632.4
Leases	7.6	9.6	6.0	4.6	3.7	12.6	44.1
Purchase obligations and other commitments (2)	37.9	3.0	3.0	—	—	—	43.9
Transition tax payable (3)	—	0.9	1.8	2.4	3.0	—	8.1
Total	$50.2	$641.2	$10.8	$7.0	$6.7	$12.6	$728.5

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the remaining balance of the one-time transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $22.0 million. As of September 26, 2020, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 26, 2020, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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

Due to the COVID-19 pandemic, a significant portion of our employees are working from home while under governmental restrictions. Established business continuity plans were initiated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

Our assessment excluded DisplayLink which was acquired on July 31, 2020. DisplayLink had net revenues of approximately $16.9 million and total tangible assets of approximately $136.6 million, which are included in our condensed consolidated financial statements as of and for the three months ended September 26, 2020. We are currently assessing the control environment of this acquired business. DisplayLink sales constitute approximately 5.1% of our sales for the three-month period covered by this Report, their tangible assets constitute approximately 16.7% of our tangible assets as of the end of such period and their total liabilities constitute approximately 6.5% of our total liabilities.

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. During the integration period, management is developing additional controls to ensure the financial information provided by DisplayLink is complete and accurate in all material respects.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the period ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020 for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.4 billion for our common stock repurchase program, which expires at the end of July 2021. As of September 26, 2020, the remaining amount authorized for the repurchase of our common stock was $177.4 million. During the three-month period ended September 26, 2020, we did not repurchase any shares under our common stock repurchase program.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated July 17, 2020, by and among Synaptics Incorporated, DisplayLink Corp., Falcon Merger Sub, Inc., the sellers who became parties thereto and Shareholder Representative Services LLC

10.1*	Amended and Restated 2019 Equity and Incentive Compensation Plan (1)

10.2*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan

10.3*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 29, 2020.
*	Indicates a contract with management or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 5, 2020	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: November 5, 2020	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer