Form 10-Q
period 2020-12-26
SYNAPTICS Inc
filed 2021-02-04
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

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

Number of shares of Common Stock outstanding at January 29, 2021: 34,952,361

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 26, 2020

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December	June
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$309.9	$763.4
Short-term investments	7.0	—
Accounts receivable, net of allowances of $5.8 at December 2020 and June 2020	249.3	195.3
Inventories	73.1	102.0
Prepaid expenses and other current assets	32.3	16.9
Total current assets	671.6	1,077.6
Property and equipment at cost, net of accumulated depreciation of $129.0 and $131.2 at December 2020 and June 2020, respectively	93.6	84.3
Goodwill	568.6	360.8
Acquired intangibles, net	354.6	93.4
Non-current other assets	103.8	77.7
	$1,792.2	$1,693.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74.4	$60.6
Accrued compensation	37.5	59.5
Income taxes payable	16.2	33.0
Other accrued liabilities	97.4	91.0
Total current liabilities	225.5	244.1
Long-term debt	100.0	100.0
Convertible notes, net	496.1	486.6
Other long-term liabilities	82.6	44.0
Total liabilities	904.2	874.7
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 66,677,341 and 65,871,648 shares issued, and 34,928,146 and 34,122,453 shares outstanding, at December 2020 and June 2020, respectively	0.1	0.1
Additional paid-in capital	1,362.3	1,340.2
Treasury stock: 31,749,195 common treasury shares at December 2020 and June 2020, at cost	(1,222.6)	(1,222.6)
Retained earnings	748.2	701.4
Total stockholders' equity	888.0	819.1
	$1,792.2	$1,693.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
Net revenue	$357.6	$388.3	$686.0	$728.2
Cost of revenue	207.2	229.0	401.1	442.7
Gross margin	150.4	159.3	284.9	285.5
Operating expenses:
Research and development	77.3	77.0	158.2	163.0
Selling, general, and administrative	39.5	31.5	74.8	59.0
Acquired intangibles amortization	8.7	3.0	15.4	5.9
Restructuring costs	0.6	13.3	6.2	19.9
Gain on sale of audio technology assets	(34.2)	—	(34.2)	—
Total operating expenses	91.9	124.8	220.4	247.8
Operating income	58.5	34.5	64.5	37.7
Interest and other expense, net	(6.0)	(2.3)	(10.7)	(5.9)
Income before provision for income taxes and equity investment loss	52.5	32.2	53.8	31.8
Provision for income taxes	2.4	12.0	6.0	7.1
Equity investment loss	(0.5)	(0.4)	(1.0)	(0.9)
Net income and Comprehensive income	$49.6	$19.8	$46.8	$23.8
Net income per share:
Basic	$1.43	$0.59	$1.36	$0.72
Diluted	$1.36	$0.58	$1.29	$0.70
Shares used in computing net income per share:
Basic	34.8	33.5	34.5	33.2
Diluted	36.5	34.4	36.4	34.1

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$701.4	$819.1
Net loss	—	—	—	—	(2.8)	(2.8)
Issuance of common stock for share- based award compensation plans	296,917	—	10.4	—	—	10.4
Payroll taxes for deferred stock units	—	—	(5.6)	—	—	(5.6)
Share-based compensation attributable to acquisition	—	—	3.2	—	—	3.2
Share-based compensation	—	—	14.4	—	—	14.4
Balance at September 2020	66,168,565	0.1	1,362.6	(1,222.6)	698.6	838.7
Net income	—	—	—	—	49.6	49.6
Issuance of common stock for share- based award compensation plans	508,776	—	0.8	—	—	0.8
Payroll taxes for deferred stock units	—	—	(20.2)	—	—	(20.2)
Share-based compensation	—	—	19.1	—	—	19.1
Balance at December 2020	66,677,341	$0.1	$1,362.3	$(1,222.6)	$748.2	$888.0

	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2019, as reported	64,283,948	$0.1	$1,266.1	$(1,192.4)	$583.5	$657.3
Cumulative effect of changes in accounting principles	—	—	—	—	(0.9)	$(0.9)
Balance at June 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	582.6	656.4
Net income	—	—	—	—	4.0	4.0
Issuance of common stock for share- based award compensation plans	209,110	—	1.7	—	—	1.7
Payroll taxes for deferred stock units	—	—	(1.5)	—	—	(1.5)
Purchases of treasury stock	—	—	-	(17.0)	—	(17.0)
Share-based compensation	—	—	11.2	-	—	11.2
Balance at September 2019	64,493,058	0.1	1,277.5	(1,209.4)	586.6	654.8
Net income	—	—	—	—	19.8	19.8
Issuance of common stock for share- based award compensation plans	895,755	—	11.8	—	—	11.8
Payroll taxes for deferred stock units	—	—	(7.2)	—	—	(7.2)
Share-based compensation	—	—	12.1	—	—	12.1
Balance at December 2019	65,388,813	$0.1	$1,294.2	$(1,209.4)	$606.4	$691.3

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December
	2020	2019
Cash flows from operating activities
Net income	$46.8	$23.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	33.5	23.3
Depreciation and amortization	10.2	15.3
Acquired intangibles amortization	57.0	29.3
Gain on sale of audio technology assets	(34.2)	—
Deferred taxes	(5.8)	—
Amortization of convertible debt discount and issuance costs	9.5	9.1
Amortization of debt issuance costs	0.4	0.2
Amortization of cost of development services	4.2	—
Acquired in-process research and development	—	3.7
Equity investment loss	1.0	0.9
Foreign currency remeasurement loss	(0.6)	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(46.9)	(16.4)
Inventories	62.0	55.6
Prepaid expenses and other current assets	(8.6)	(2.5)
Other assets	(7.9)	0.8
Accounts payable	9.1	(7.4)
Accrued compensation	(24.6)	15.1
Income taxes payable	(15.3)	(0.5)
Other accrued liabilities	(11.9)	(30.0)
Net cash provided by operating activities	77.9	120.0
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(623.0)	—
Proceeds from sale of audio technology assets	34.2	—
Purchase of in-process research and development	—	(2.5)
Proceeds from maturities of investments	88.0	—
Purchases of property and equipment	(12.2)	(8.2)
Cost method investment	(5.0)	—
Net cash used in investing activities	(518.0)	(10.7)
Cash flows from financing activities
Purchases of treasury stock	—	(17.0)
Proceeds from issuance of shares	11.2	13.5
Payroll taxes for deferred stock and market stock units	(25.8)	(8.7)
Net cash used in financing activities	(14.6)	(12.2)
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.1)
Net increase/(decrease) in cash and cash equivalents	(453.5)	97.0
Cash and cash equivalents at beginning of period	763.4	327.8
Cash and cash equivalents at end of period	$309.9	$424.8

Supplemental disclosures of cash flow information
Cash paid for taxes	$27.1	$7.9
Cash refund on taxes	$0.3	$1.3
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$0.7	$1.9

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2021 and 2020 are 52-week periods ending June 26, 2021 and June 27, 2020, respectively. The fiscal periods presented in this report are 13-week and 26-week periods ended December 26, 2020, and December 28, 2019, respectively.

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

Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  Our cash equivalents as of December 26, 2020 included bank deposits with a carrying value of $0.9 million, which approximates fair value, and as of June 27, 2020 they included money market accounts with a carrying value of $521.1 million, which approximates fair value, and are included in cash and cash equivalents on the condensed consolidated balance sheets.

Short-term investments consist of bank deposits with original maturities of greater than three months but less than one year when purchased.  All of our short-term investments are classified as investments recorded at amortized cost, which approximates fair value.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in net losses of $1.1 million and $1.0 million in the three and six months ended December 26, 2020, respectively, and net losses of $0.4 million and net gains of $0.1 million in the three and six months ended December 28, 2019, respectively.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $0.2 million in contract assets recorded on the condensed consolidated balance sheets as of December 26, 2020 and $0.4 million as of June 27, 2020. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $5.4 million and $29.2 million, respectively, as of December 26, 2020, and $3.2 million and $25.8 million, respectively, as of June 27, 2020. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the six months ended December 26, 2020, and the six months ended December 28, 2019, we recognized $1.1 million and $0.3 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of December 26, 2020, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
Numerator:
Net income	$49.6	$19.8	$46.8	$23.8
Denominator:
Shares, basic	34.8	33.5	34.5	33.2
Effect of dilutive share-based awards and convertible notes	1.7	0.9	1.9	0.9
Shares, diluted	36.5	34.4	36.4	34.1
Net income per share:
Basic	$1.43	$0.59	$1.36	$0.72
Diluted	$1.36	$0.58	$1.29	$0.70

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

Dilutive net income per share amounts do not include the potential weighted average effect of 179,491 and 775,347 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 26, 2020 and December 28, 2019, respectively, and 502,657 and 1,074,778 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 26, 2020 and December 28, 2019, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

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

The convertible notes are recorded at amortized cost of $496.1 million and $486.6 million as of December 26, 2020 and June 27, 2020, respectively and the fair value of the convertible notes was approximately $676.1 and $542.5 million as of December 26, 2020 and June 27, 2020, respectively, based on the last trading price of the convertible notes for the periods presented.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December	June
	2020	2020
Raw materials and work-in-progress	$43.6	$53.6
Finished goods	29.5	48.4
	$73.1	$102.0

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

6.	Acquisitions, Divestiture and Investment

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

This acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at December 26, 2020, is preliminary and subject to change and has been based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.  The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date throughout the remainder of the measurement period.

The adjusted purchase price paid for DisplayLink was $442.8 million.

The following table summarizes the preliminary amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the DisplayLink Closing Date (in millions):

Cash and cash equivalents	$40.9
Short-term investments	94.0
Accounts receivable, net	7.1
Inventory	33.1
Prepaid expenses and other current assets	9.1
Property and equipment	6.8
Intangible assets	193.0
Right-of-use lease asset	20.0
Non-current other assets	0.6
Total identifiable assets acquired	404.6
Accounts payable	(5.2)
Other accrued liabilities	(9.9)
Short-term lease liabilities	(1.7)
Long-term lease liabilities	(18.2)
Other long-term liabilities	(31.8)
Total liabilities	(66.8)
Net identifiable assets acquired	337.8
Goodwill	105.0
Net assets acquired	$442.8

During the three months ended December 26, 2020, the Company recorded measurement period adjustments of $2.3 million to goodwill comprising of increases of $2.3 million in prepaid expenses and $0.4 million in other long-term liabilities for a net increase of $1.9 million to the fair value of other acquired net tangible assets.

The following table summarizes the preliminary estimated fair value of the intangible assets as of the DisplayLink Closing Date (in millions):

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DisplayLink as of the DisplayLink Closing Date. As of December 26, 2020, none of the goodwill is expected to be deductible for income tax purposes.

Prior to the DisplayLink acquisition, we did not have an existing relationship or transactions with DisplayLink.

The condensed consolidated financial statements include approximately $45.0 million of revenue from DisplayLink from the DisplayLink Closing Date through December 26, 2020. It is impracticable to determine the effect on net income attributable to DisplayLink as we integrated a substantial portion of DisplayLink into our ongoing operations during the first quarter of fiscal 2021.

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

	Three Months Ended		Six Months Ended
	December		December
	2020 (1)	2019	2020 (1)	2019
Revenue	$357.6	$414.1	$693.3	$779.1
Net income/(loss)	68.5	(10.6)	48.4	(6.3)

(1)	Includes results of Broadcom Wireless Connectivity Business

Pro forma adjustments used to arrive at pro forma net income/(loss) included adjustments for historical amortization expense, the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, transaction costs and restructuring costs.  The total pro forma adjustments for the three months ended December 26, 2020 and December 28, 2019 were an increase to net income/(loss) of $6.9 million and a decrease of net income/(loss) of $9.7 million, respectively.  The total pro forma adjustments for the six months ended December 26, 2020 and December 28, 2019 were an increase to net income/(loss) of $8.0 million and a decrease of net income/(loss) of $18.4 million, respectively.

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

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at the Broadcom Business Acquisition Closing Date is preliminary and was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The following table summarizes the adjusted purchase price paid for the Broadcom Business Acquisition (in millions):

Cash	$250.1
Adjustments to consideration transferred, net	1.5
Roadmap products - estimated cost of development	(25.0)
$226.6

We entered into a derivative and roadmap product agreement and an asset purchase agreement with Broadcom. The derivative and roadmap product agreement includes the purchase of derivative and roadmap product development services to be performed by Broadcom. We estimated the value of the development services to be approximately $25.0 million, accounted for it separate from the business combination, and included $10.0 million in prepaid expenses and other current assets and $15.0 million ($10.8 million after amortization as of December 26, 2020) in non-current other assets in our condensed consolidated balance sheets. The estimated value of the development services is amortizing over the period of time estimated to complete the development or approximately thirty months. The amortization of the estimated cost of development is included in research and development in our condensed consolidated statements of comprehensive income. In addition, under the terms of the asset purchase agreement we provided replacement equity compensation awards to the transferred employees and Broadcom agreed to make cash payments to transferred employees as incentive to accept employment offers from our company. We determined $3.5 million of value related to these arrangements should be included as consideration transferred, which was partially offset by $2.0 million of cash payments to transferred employees as a reduction of consideration transferred.

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Broadcom Business assets as of the Broadcom Business Acquisition Closing Date. As of December 26, 2020, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Broadcom Business Acquisition, we did not have an existing relationship or transactions with Broadcom.

The condensed consolidated financial statements include approximately $39.4 million of revenue from the Broadcom Business Acquisition from the Broadcom Business Acquisition Closing Date through December 26, 2020. It is impracticable to determine the effect on net income attributable to the Broadcom Business Acquisition as we had integrated a substantial portion of the Broadcom Business Acquisition into our ongoing operations during the quarter.

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

Divestiture

In December 2020, we completed the sale of limited audio technology intangible assets, received a fully-paid up perpetual license back from the buyer and, as an element of the transaction, licensed other audio technology intangible assets to the buyer under a fully-paid up perpetual license arrangement.  Under the asset purchase agreement and the intellectual property license agreement, we received $35.0 million in cash.  The gain on the sale of the audio technology assets was $34.2 million.

Investment

In December 2020, we invested $5.0 million in Eta Compute in exchange for preferred stock.  This investment provides us with a partnership which enables us to better address expanded industry opportunities for artificial intelligence applications.  The investment is accounted for under the cost method.

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		December 2020			June 2020
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.4	$138.6	$(87.7)	$50.9	$138.6	$(76.5)	$62.1
Customer relationships	4.2	125.5	(47.6)	77.9	81.8	(61.4)	20.4
Wireless connectivity technology	6.0	93.0	(6.5)	86.5	—	—	—
Video interface technology	3.0	82.0	(11.4)	70.6	—	—	—
Display driver technology	7.0	20.4	(16.0)	4.4	164.0	(158.2)	5.8
Backlog	0.5	12.0	(10.0)	2.0	—	—	—
Licensed technology and other	4.1	13.0	(6.8)	6.2	7.7	(5.5)	2.2
Patents	8.0	4.4	(2.9)	1.5	4.4	(2.6)	1.8
Tradename	5.1	4.8	(1.2)	3.6	1.8	(0.7)	1.1
In process research and development	N/A	51.0	—	51.0	—	—	—
Acquired intangibles totals	5.1	$544.7	$(190.1)	$354.6	$398.3	$(304.9)	$93.4

The total amortization expense for the acquired intangible assets was $31.6 million and $11.1 million for the three months ended December 26, 2020 and December 28, 2019, respectively, and $57.0 million and $29.3 million for the six months ended December 26, 2020 and December 28, 2019, respectively. During the three months ended December 26, 2020 and December 28, 2019, $22.9 million and $8.2 million, respectively, and $41.6 million and $23.5 million for the six months ended December 26, 2020 and December 28, 2019, respectively, of amortization expense was included in our condensed consolidated statements of comprehensive income in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of December 26, 2020 (in millions):

Remainder of 2021	$53.1
2022	99.0
2023	86.1
2024	25.9
2025	19.0
Thereafter	20.5
To be determined	51.0
Future amortization	$354.6

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for the six months ended December 26, 2020 were as follows (in millions):

Beginning balance	$360.8
Acquisition activity	207.8
Ending balance	$568.6

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2029, some of which include options to extend the lease for up to 5 years. For the six months ended December 26, 2020, we recorded approximately $5.0 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of December 26, 2020, the components of leases and lease costs are as follows (in millions):

	December	June
	2020	2020
Operating lease right-of-use assets	$37.2	$21.0
Operating lease liabilities	$10.5	$6.5
Operating lease liabilities, long-term	28.9	14.6
Total operating lease liabilities	$39.4	$21.1

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended
	December
	2020	2019
Cash paid for operating leases included in operating cash flows	$3.9	$4.7
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	21.7	1.5

As of December 26, 2020, the weighted average remaining lease term is 6.2 years, and the weighted average discount rate is 4.02%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2021	$6.0
2022	10.2
2023	6.3
2024	4.8
2025	3.9
Thereafter	13.2
Total future minimum operating lease payments	44.4
Less: interest	(5.0)
Total lease liabilities	$39.4

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	December	June
	2020	2020
Customer obligations	$34.6	$29.0
Inventory obligations	26.9	27.9
Operating lease liabilities	10.5	6.5
Other	25.4	27.6
	$97.4	$91.0

Other long-term liabilities consisted of the following (in millions):

	December	June
	2020	2020
Operating lease liabilities, long-term	$28.9	$14.6
Deferred tax liability	23.9	—
Income taxes payable, long-term	16.0	16.4
Other	13.8	13.0
	$82.6	$44.0

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

Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 under certain defined circumstances, including (1) if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter or (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day.

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

Commencing June 20, 2020, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. This criteria has not been met as of December 26, 2020. Our policy is to settle the principal amount of our Notes with cash upon conversion or redemption.

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

The contractual interest expense and amortization of discount on the Notes for the six months ended December 26, 2020, were as follows (in millions):

Six Months Ended
December
2020
Interest expense	$1.3
Amortization of discount and debt issuance costs	9.5
Total interest	$10.8

The unamortized amounts of the debt issuance costs and discount associated with the Notes as of December 26, 2020 were $2.9 million and $26.0 million, respectively.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $200 million, which includes a $20 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $100 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 26, 2020, there was a $100.0 million balance outstanding under the revolving credit facility.  The weighted average annualized interest rate on these borrowings for the three months ended December 26, 2020 was 2.73%.

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

Under the Credit Agreement, there are various restrictive covenants, including three financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction which places a limit on the amount of capital expenditures that may be made in any fiscal year, a restriction that permits up to $50 million per fiscal quarter of accounts receivable financings, and sets the Specified Leverage Ratio. The leverage ratio is the ratio of debt as of the measurement date to earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 4.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 5.0 to 1.00, and thereafter 4.75 to 1.0. The interest coverage ratio is EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. The Specified Leverage Ratio is the ratio used in determining, among other things, whether we are permitted to make dividends and/or prepay certain indebtedness, at a fixed ratio of 2.25 to 1.00.  As of December 26, 2020, we remain in compliance with the restrictive covenants.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
Cost of revenue	$1.0	$0.6	$1.8	$1.3
Research and development	9.5	8.1	20.5	15.6
Selling, general, and administrative	12.9	6.4	22.6	9.4
Total	$23.4	$15.1	$44.9	$26.3
Income tax benefit on share-based compensation	$(5.4)	$(1.8)	$(9.0)	$(2.7)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
Cost of revenue	$0.1	$0.1	$0.2	$0.1
Research and development	3.4	2.5	9.2	2.5
Selling, general, and administrative	0.7	0.4	2.0	0.4
Total	$4.2	$3.0	$11.4	$3.0

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

Effective August 19, 2019, we adopted the 2019 Inducement Equity Plan. 650,000 shares of our common stock have been reserved for issuance under the 2019 Inducement Equity Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The 2019 Inducement Equity Plan is intended to comply with Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules, which provide an exception to the Nasdaq Stock Market Listing Rules’ on the shareholder approval requirement for the issuance of securities with regards to grants to employees of the Company or its subsidiaries as an inducement material to such individuals entering into employment with the Company or its subsidiaries. An individual was eligible to receive an award under the 2019 Inducement Equity Plan only if he or she was not previously an employee or director of our Company (or is returning to work after a bona-fide period of non-employment), and an award under the 2019 Inducement Equity Plan is a material inducement for him or her to accept employment with our Company. As a result of approval by our stockholders of our amended and restated 2019 Incentive Plan on October 27, 2020, no new awards will be granted under the 2019 Inducement Equity Plan.

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Outstanding as of June 2020	329,786	$69.78
Exercised	(76,060)	61.73
Expired	(53,561)	75.48
Outstanding and Exercisable as of December 2020	200,165	71.31	$3.1

The aggregate intrinsic value was determined using the closing price of our common stock on December 24, 2020 of $86.15 and excludes the impact of stock options that were not in-the-money.

Restricted Stock Units

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	1,360,324
Granted	768,662
Delivered	(510,713)
Forfeited	(152,363)
Balance as of December 2020	1,465,910	$126.3

The aggregate intrinsic value was determined using the closing price of our common stock on December 24, 2020 of $86.15.

Of the shares delivered, 151,595 shares valued at $11.8 million were withheld to meet statutory tax withholding requirements.

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

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	391,532
Granted	101,009
Performance adjustment	77,534
Delivered	(208,275)
Forfeited	(14,773)
Balance as of December 2020	347,027	$29.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 24, 2020 of $86.15.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $23.8 million as of December 26, 2020, which will be recognized over a weighted average period of approximately 1.5 years.

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

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	333,848
Awarded	174,231
Performance adjustment	84,111
Released	(201,835)
Forfeited	(48,671)
Balance as of December 2020	341,684	$29.4

The aggregate intrinsic value was determined using the closing price of our common stock on December 24, 2020 of $86.15.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $18.3 million as of December 26, 2020, which will be recognized over a weighted average period of approximately 1.6 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $81.31 per unit at December 26, 2020 and our accrued liability for such units was $2.8 million.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2020	789,113
Released	(242,692)
Forfeited	(100,709)
Balance as of December 2020	445,712

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $33.5 million as of December 26, 2020, which will be recognized over a weighted average period of approximately 1.9 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six months ended December 26, 2020 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	134,601
Weighted average purchase price	$48.67
Cash received	$6.6
Aggregate intrinsic value	$4.6

13. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the six months ended December 26, 2020.

We account for income taxes under the asset and liability method. The provision for income taxes recorded in interim periods is based on our estimate of the annual effective tax rate applied to year-to-date income before provision for income taxes, adjusted for discrete items required to be recognized in the period in which they are incurred.  In each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision and our quarterly estimate of the annual effective tax rate can be subject to volatility due to several factors, including our ability to accurately forecast annual income before provision for income taxes in each of the tax jurisdictions in which we operate.

The provision for income taxes of $2.4 million and $12.0 million for the three months ended December 26, 2020 and December 28, 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 26, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and global intangible low-taxed income, or GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended December 28, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes and GILTI partially offset by the benefit of research credits, foreign tax credits and income taxed at lower tax rates.

The provision for income taxes of $6.0 million and $7.1 million for the six months ended December 26, 2020 and December 28, 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 26, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and GILTI partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the six months ended December 28, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of withholding taxes and GILTI partially offset by the benefit of research credits, foreign tax credits and income taxed at lower tax rates.

The total liability for gross unrecognized tax benefits related to uncertain tax positions remained unchanged during the six months ended December 26, 2020, at $22.1 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 26, 2020 were $1.7 million; this balance decreased by $0.3 million compared to June 27, 2020, largely due to the expiration of the relevant statute of limitations. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes includes an increase in our liability of up to $3.2 million.

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

14. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the Internet of Things, or IoT, product market, the personal computing, or PC, product market, and the Mobile product market. We sell our products to original equipment manufacturers, or OEMs, and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
China	$144.1	$138.2	$275.3	$315.0
Taiwan	94.8	56.4	166.6	121.6
Japan	88.3	149.5	191.4	212.7
Other	22.0	20.5	38.0	37.0
South Korea	6.5	21.6	11.5	38.0
United States	1.9	2.1	3.2	3.9
	$357.6	$388.3	$686.0	$728.2

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
IoT product applications	$155.1	$89.0	$269.5	$176.8
PC product applications	91.5	81.6	172.0	149.4
Mobile product applications	111.0	217.7	244.5	402.0
	$357.6	$388.3	$686.0	$728.2

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2020	2019	2020	2019
Customer A	18%	21%	20%	15%
Customer B	*	13%	11%	11%
Customer C	13%	*	11%	*

____________________

*Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December	June
	2020	2020
Customer A	17%	21%
Customer B	13%	18%

15. Comprehensive Income

Our comprehensive income generally consists of net income. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

16. Restructuring Activities

During the first quarter of fiscal 2021, we initiated restructuring activities, which included severance costs for activities intended to gain synergies from our recent acquisitions.  The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of comprehensive income, and are expected to be complete by the end of fiscal 2021. The restructuring liability activity for these restructuring activities during fiscal 2021 was as follows (in millions):

Employee Severance
and Benefits
Accruals	$4.1
Cash payments	(3.7)
Balance as of December 2020	$0.4

During fiscal 2020, we initiated restructuring activities, some of which included severance costs which were for activities intended to further improve efficiencies in our operational activities to align our cost structure consistent with our revenue levels and severance costs related to employees who transitioned with the sale of our assets of our TDDI product line for LCD mobile displays. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of comprehensive income. Some of the activities relating to these restructurings are complete as of June 27, 2020. The remaining activities are expected to be complete by the end of fiscal 2021.  The restructuring liability activity for these restructuring activities during fiscal 2021 was as follows (in millions):

Employee Severance
and Benefits
Balance as of June 2020	$6.1
Accruals	2.0
Cash payments	(7.4)
Balance as of December 2020	$0.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 26, 2020 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to following: our dependence on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for mobile product applications; our dependence on one or more large customers; the risk that our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by heath epidemics, including the COVID-19 pandemic; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to rapidly spread broadly in the U.S. and globally. In response to the outbreak, governmental authorities implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. In certain countries in which we operate governments took rapid and effective measures to stem the spread, while in other countries in which we operate governments were slow to react or have missed opportunities to effectively contain the spread. Although some of these restrictions and other containment measures have since been lifted or scaled back, ongoing surges of COVID-19 have resulted in the re-imposition of certain restrictions and containment measures and may lead to other restrictions being re-implemented in the future in response to efforts to reduce the rapid spread of COVID-19.

The health and wellbeing of our workforce is our highest priority.  Many of our employees are able to work from home to minimize the potential risk of spread of COVID-19 in our office environment.  For those employees that are comfortable returning to an office work environment, we implemented various return to work protocols, based on guidance from local and global health organizations, to monitor and assess the health of our employees, including temperature checks and risk assessments, and further require all employees that do work in the office to wear face coverings and social distance while in communal locations in the office.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic remains uncertain, we expect that it will continue to weigh on our business and consolidated results of operations in the near term and may further impact our financial condition (including liquidity) in the future. The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that we may not be able to anticipate. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact COVID-19 will have on our future results due to numerous uncertainties, including the effectiveness of recently approved vaccines against the virus and its mutations, timing and effectiveness of the broad deployment of vaccines to mitigate or stem the spread of the virus, severity of the disease, the duration of the current outbreak, the severity and duration of future surges of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers and other factors.

We will continue to evaluate the nature and scope of the impact to our business, consolidated results of operations, and financial condition, and may take actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences. We are optimistic that the recent changes in the United States to a more science-based, disciplined, and deliberate approach to addressing the virus and the ancillary effects of steps taken to slow the spread may temper the potential mid- to longer-term negative economic impact.

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

Gain on sale of audio technology assets includes the sale of certain intangible assets related to our audio business.  See below under “Divestitures”.

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

Acquisitions

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020. As of December 26, 2020, our preliminary purchase consideration was $442.8 million, subject to certain additional post-closing adjustments. The results of DisplayLink are included in our condensed consolidated financial statements for the period from August 1, 2020 through December 26, 2020.  For further discussion of the DisplayLink acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, or Broadcom Business Acquisition, for an aggregate consideration of $250 million in cash which closed on July 23, 2020.  We also entered into certain transition agreements with Broadcom for a period of three years. The results of the Broadcom Business Acquisition are included in our condensed consolidated financial statements for the period from July 24, 2020 through December 26, 2020.  For further discussion of the Broadcom Business Acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Divestitures

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

In December 2020, we completed the sale of limited audio technology intangible assets, received a fully-paid up perpetual license back from the buyer and, as an element of the transaction licensed other audio technology intangible assets to the buyer under a fully-paid up perpetual license arrangement.  Under the asset purchase agreement and the intellectual property license agreement, we received $35.0 million in cash.  The gain on the sale of the audio technology assets was $34.2 million.

Investment

In December 2020, we invested $5.0 million in Eta Compute in exchange for preferred stock.  This investment provides us with a partnership which enables us to better address expanded industry opportunities for artificial intelligence applications.  The investment is accounted for under the cost method.

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

Other than the above item, there have been no significant changes in our critical accounting policies and estimates during the six months ended December 26, 2020, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December				Six Months Ended December
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
IoT product applications	$155.1	$89.0	$66.1	74.3%	$269.5	$176.8	$92.7	52.4%
PC product applications	91.5	81.6	9.9	12.1%	172.0	149.4	22.6	15.1%
Mobile product applications	111.0	217.7	(106.7)	(49.0%)	244.5	402.0	(157.5)	(39.2%)
Net revenue	357.6	388.3	(30.7)	(7.9%)	686.0	728.2	(42.2)	(5.8%)
Gross margin	150.4	159.3	(8.9)	(5.6%)	284.9	285.5	(0.6)	(0.2%)
Operating expenses:
Research and development	77.3	77.0	0.3	0.4%	158.2	163.0	(4.8)	(2.9%)
Selling, general, and administrative	39.5	31.5	8.0	25.4%	74.8	59.0	15.8	26.8%
Acquired intangibles amortization	8.7	3.0	5.7	190.0%	15.4	5.9	9.5	161.0%
Restructuring costs	0.6	13.3	(12.7)	(95.5%)	6.2	19.9	(13.7)	(68.8%)
Gain on sale of audio technology assets	(34.2)	—	(34.2)	100.0%	(34.2)	—	(34.2)	100.0%
Operating income	58.5	34.5	24.0	69.6%	64.5	37.7	26.8	71.1%
Interest and other expense, net	(6.0)	(2.3)	(3.7)	(160.9%)	(10.7)	(5.9)	(4.8)	(81.4%)
Income before provision for income taxes	52.5	32.2	20.3	63.0%	53.8	31.8	22.0	69.2%
Provision for income taxes	2.4	12.0	(9.6)	(80.0%)	6.0	7.1	(1.1)	(15.5%)
Equity investment loss	(0.5)	(0.4)	(0.1)	(25.0%)	(1.0)	(0.9)	(0.1)	(11.1%)
Net income	$49.6	$19.8	$29.8	150.5%	$46.8	$23.8	$23.0	96.6%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December		Increase/	December		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)
IoT product applications	43.4%	22.9%	20.5%	39.3%	24.3%	15.0%
PC product applications	25.6%	21.0%	4.6%	25.1%	20.5%	4.6%
Mobile product applications	31.0%	56.1%	(25.1%)	35.6%	55.2%	(19.6%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	42.1%	41.0%	1.1%	41.5%	39.2%	2.3%
Operating expenses:
Research and development	21.6%	19.8%	1.8%	23.1%	22.4%	0.7%
Selling, general, and administrative	11.0%	8.1%	2.9%	10.9%	8.1%	2.8%
Acquired intangibles amortization	2.4%	0.8%	1.6%	2.2%	0.8%	1.4%
Restructuring costs	0.2%	3.4%	(3.2%)	0.9%	2.7%	(1.8%)
Gain on sale of audio technology assets	(9.6%)	0.0%	(9.6%)	(5.0%)	0.0%	(5.0%)
Operating income	16.4%	8.9%	7.5%	9.4%	5.2%	4.2%
Interest and other expense, net	(1.7%)	(0.6%)	(1.1%)	(1.6%)	(0.8%)	(0.8%)
Income before provision for income taxes	14.7%	8.3%	6.4%	7.8%	4.4%	3.4%
Provision for income taxes	0.7%	3.1%	(2.4%)	0.9%	1.0%	(0.1%)
Equity investment loss	(0.1%)	(0.1%)	0.0%	(0.1%)	(0.1%)	0.0%
Net income	13.9%	5.1%	8.8%	6.8%	3.3%	3.5%

Net Revenue

Net revenue was $357.6 million for the three months ended December 26, 2020, compared with $388.3 million for the three months ended December 28, 2019, a decrease of $30.7 million, or 7.9%. Of this net revenue, $155.1 million, or 43.4%, was from IoT product applications, and $91.5 million, or 25.6%, was from PC product applications, and $111.0 million, or 31.0%, was from Mobile product applications. The decrease in net revenue for the three months ended December 26, 2020 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from IoT product applications and PC product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 36%) as well as lower average selling prices due to product sales mix (which declined 20%) for Mobile product applications. The decline in unit sales in Mobile product applications was primarily due to the divestiture of our TDDI business in the fourth quarter of fiscal 2020. Net revenue from IoT product applications, which includes products from both acquisitions that closed in July 2020, increased as a result of higher average selling prices for IoT product applications due to our product sales mix (which increased 48%) and an increase in units sold (which increased 18%). Net revenue from PC product applications increased due to a growth in units sold (which increased 12%) for PC product applications.

Net revenue was $686.0 million for the six months ended December 26, 2020, compared with $728.2 million for the six months ended December 28, 2019, a decrease of $42.2 million, or 5.8%. Of this net revenue, $269.5 million, or 39.3%, was from IoT product applications, and $172.0 million, or 25.1%, was from PC product applications, and $244.5 million, or 35.6%, was from Mobile product applications. The decrease in net revenue for the three months ended December 26, 2020 was attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from IoT product applications and PC product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 30%) as well as lower average selling prices (a decline of 13%) for Mobile product applications. The decline in unit sales in Mobile product applications was primarily due to the divestiture of our TDDI business in the fourth quarter of fiscal 2020. Net revenue from IoT product applications, which includes products from both acquisitions that closed in July 2020, increased as a result of higher average selling prices for IoT product applications due to our product sales mix (which increased 36%) and an increase in units sold (which increased 12%). Net revenue from PC product applications increased due to a growth in units sold (which increased 10%) for PC product applications as well as slightly higher average selling prices.

Gross Margin

Gross margin as a percentage of net revenue was 42.1%, or $150.4 million, for the three months ended December 26, 2020, compared with 41.0%, or $159.3 million, for the three months ended December 28, 2019. The 110 basis point increase in gross margin for the three months ended December 26, 2020, was primarily due to a favorable product mix and product cost reductions, partially offset by a $20.5 million increase in amortization for amortizable intangibles primarily related to the acquisition of DisplayLink and the Broadcom Business Acquisition and $11.9 million of inventory fair value adjustments associated with the DisplayLink acquisition.

Gross margin as a percentage of net revenue was 41.5%, or $284.9 million, for the six months ended December 26, 2020, compared with 39.2%, or $285.5 million, for the six months ended December 28, 2019.  The 230 basis point increase in gross margin for the six months ended December 28, 2019, was primarily due to a favorable product mix and product cost reductions, partially offset by a $27.7 million increase in amortization for amortizable intangibles primarily related to the acquisition of DisplayLink and the Broadcom Business Acquisition and $21.7 million of inventory fair value adjustments associated with the DisplayLink acquisition

We continuously introduce new product solutions, that may have life cycles of less than one year.  Further, because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs.  As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume.  We charge losses on inventory purchase obligations and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value (including warranty costs) to cost of revenue.

Operating Expenses

Research and Development Expenses. Research and development expenses remained flat at $77.3 million for the three months ended December 26, 2020, compared with $77.0 million for the three months ended December 28, 2019. A majority of expenses have declined from the three months ended December 28, 2019 to the three months ended December 26, 2020, as a result of a reduction in average headcount. However, the declines in other expenses have been offset by acquisition related product development services.

Research and development expenses decreased $4.8 million to $158.2 million for the six months ended December 26, 2020, compared with the six months ended December 28, 2019. The decrease in research and development expenses reflected a net $3.6 million decrease in personnel-related costs, which was due to a reduction in average headcount for the six months ended December 26, 2020 as compared to the six months ended December 28, 2019, as a result of restructuring activities to reduce operating costs, partially offset by increased headcount as a result of recent acquisitions; a $3.7 million decrease due to acquired in-process research and development recorded in the first quarter of fiscal 2020; a $2.0 million decrease in travel related costs; a $1.6 million decrease in software license and maintenance costs; and a $1.3 million decrease in facilities and infrastructure costs; partially offset by an increase of $3.5 million in project related costs and a $3.0 million increase in intellectual property amortization.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $8.0 million to $39.5 million for the three months ended December 26, 2020, compared with the three months ended December 28, 2019. The increase in selling, general, and administrative expenses primarily reflected a $6.5 million increase in stock based compensation costs which were incurred in connection with grants of awards primarily to new employees in fiscal 2020 and the first half of fiscal 2021, as well as a $1.4 million increase in legal and accounting fees related to recent acquisitions.

Selling, general, and administrative expenses increased $15.8 million to $74.8 million for the six months ended December 26, 2020, compared with the six months ended December 28, 2019. The increase in selling, general, and administrative expenses primarily reflected a $13.2 million increase in stock based compensation costs which were incurred in connection with grants of awards primarily to new employees in fiscal 2020 and the first half of fiscal 2021, as well as a $1.1 million increase in foreign exchange losses.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs.  Restructuring costs of $6.2 million in the six months ended December 26, 2020 reflect severance costs for restructuring of our operations to reduce ongoing operating costs. Restructuring activities commenced in each of fiscal 2020 and the first half of fiscal 2021 and are all expected to be complete by the end of fiscal 2021. See Note 16 Restructuring Activities included in the condensed consolidated financial statements contained elsewhere in this Report.

Gain on sale of audio technology assets.  Gain on sale of audio technology assets includes the sale of certain intangible assets related to our audio business. See Note 6 Acquisitions, Divestiture and Investment included in the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net increased $3.7 million to $6.0 million for the three months ended December 26, 2020, as compared to $2.3 million for the three months ended December 28, 2019.  The increase in interest and other expense, net is primarily due to a decrease in interest income as a result of lower cash balances and interest rates and higher interest expense on our debt due to borrowings under our revolving line of credit. Interest and other expense, net increased $4.8 million to $10.7 million for the six months ended December 26, 2020, as compared to $5.9 million for the six months ended December 28, 2019. The increase in interest and other expense, net is primarily due to a decrease in interest income as a result of lower cash balances and interest rates and higher interest expense on our debt due to borrowings under our revolving line of credit.

Provision for Income Taxes On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the three and six months ended December 26, 2020.

We account for income taxes under the asset and liability method. The provision for income taxes recorded in interim periods is based on our estimate of the annual effective tax rate applied to year-to-date income before provision for income taxes, adjusted for discrete items required to be recognized in the period in which they are incurred.  In each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision and our quarterly estimate of the annual effective tax rate can be subject to volatility due to several factors, including our ability to accurately forecast annual income before provision for income taxes in each of the tax jurisdictions in which we operate.

The provision for income taxes of $2.4 million and $12.0 million for the three months ended December 26, 2020 and December 28, 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 26, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended December 28, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes and GILTI partially offset by the benefit of research credits, foreign tax credits and income taxed at lower tax rates.

The provision for income taxes of $6.0 million and $7.1 million for the six months ended December 26, 2020 and December 28, 2019, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 26, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the six months ended December 28, 2019, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes and GILTI partially offset by the benefit of research credits, foreign tax credits and income taxed at lower tax rates.

Liquidity and Capital Resources

Our cash and cash equivalents were $309.9 million as of December 26, 2020, compared with $763.4 million as of June 27, 2020, representing a decrease of $453.5 million. The decrease primarily reflected $623.0 million used for the acquisition of businesses, net of cash and cash equivalents acquired, $25.8 million used for payroll taxes for restricted stock units, market stock units and performance stock units, and $12.2 million used for purchases of property and equipment, partially offset by $88.0 million of proceeds from maturities of investments, $77.9 million of net cash provided by operating activities, $34.2 million of proceeds from sale of audio technology assets and $11.2 of proceeds from issuance of shares. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings. As of December 26, 2020, $198.4 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay foreign withholding taxes to repatriate certain of these funds.

Cash Flows from Operating Activities. Operating activities during the six months ended December 26, 2020 generated $77.9 million compared with $120.0 million net cash generated during the six months ended December 28, 2019. For the six months ended December 26, 2020, the primary operating activities were adjustments for non-cash charges of $75.2 million and a net change in operating assets and liabilities of $44.1 million. The net change in operating assets and liabilities was primarily attributable to a $46.9 million increase in accounts receivable, net, a $24.6 million decrease in accrued compensation, $15.3 million decrease in income taxes payable and a $11.9 million decrease in other accrued liabilities, partially offset by a $62.0 million decrease in inventories. From June 27, 2020 to December 26, 2020, our days sales outstanding remained flat at 63 days. Our annual inventory turns increased from six to nine over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 26, 2020 primarily consisted of $623.0 million used for the acquisition of businesses and $12.2 million for purchases of property and equipment, partially offset by $88.0 million in proceeds from maturities of investments and $34.2 million of proceeds from sale of audio technology assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended December 26, 2020 was $14.6 million compared with $12.2 million for the six months ended December 28, 2019. Net cash used in financing activities for the six months ended December 26, 2020 consisted of $25.8 million used for payroll taxes on RSUs, MSUs and PSUs, partially offset by $11.2 of proceeds from issuance of shares.

Common Stock Repurchase Program. As of December 26, 2020, our board has cumulatively authorized $1.4 billion for our common stock repurchase program, which will expire in July 2021. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 26, 2020, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the three months ended December 26, 2020, we did not repurchase any shares of our common stock. As of December 26, 2020, the remaining available authorization under our common stock repurchase program was $177.4 million.

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

Holders may convert all or any portion of their Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 under certain defined circumstances, including (1) if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter or (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day.

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

In February 2020, we entered into the First Amendment to the Amended and Restated Credit Agreement, or the Amendment, with the lenders that are party thereto, or the Lenders, and Wells Fargo Bank, National Association, as administrative agent for the Lenders. Pursuant to the Amendment, the Credit Agreement was amended to, among other things, (i) modify the definition of Consolidated EBITDA (as defined in the Credit Agreement) to increase the maximum limit on the add back of certain restructuring and integration cost and expenses to 30% from 15% of Consolidated EBITDA, (ii) modify the negative covenant for Consolidated Total Leverage Ratio (as defined in the Credit Agreement) at the end of any fiscal quarter to 4.75:1.00 from 3.50:1.00, and for any four quarter period following a Material Acquisition (as defined in the Credit Agreement) to 5:00:1.00 from 3.75:1.00, (iii) modify the circumstances under which the maturity date of the Credit Agreement would be accelerated in advance of the maturity date of the Notes to eliminate the acceleration of the maturity date of the Credit Agreement if we meet certain specified leverage and liquidity covenants, (iv) add a minimum liquidity covenant for each two-week period beginning on the date that is 120 days prior to the maturity date of the Company’s existing convertible senior notes, (v) add certain technical amendments to address LIBOR transition matters, and (vi) include or revise certain definitions and certain customary representation, warranties and acknowledgments. As of December 26, 2020, there was $100.0 million balance outstanding under the revolving credit facility. The weighted average annualized interest rate on these borrowings for the three months ended December 26, 2020 was 2.73%.

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

Liquidity and Capital Resources. Although consequences of the COVID-19 pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future, we believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements, including the DisplayLink acquisition, the Broadcom Business Acquisition, and our debt service obligations, for at least the next 12 months. On April 2, 2020, the Company borrowed $100 million under the Credit Agreement in order to increase its cash position and preserve financial flexibility out of an abundance of caution as a result of the ongoing uncertainty and volatility in the global markets driven by the COVID-19 pandemic. Our future capital requirements will depend on many factors, including our revenue, the effectiveness of recently approved vaccines including the deployment of those vaccines to help reduce the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 26, 2020 were as follows (in millions):

	Remaining in Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	Thereafter	Total
Long-term debt (1)	$2.6	$627.7	$—	$—	$—	$—	$630.3
Leases	6.0	10.2	6.3	4.8	3.9	13.2	44.4
Purchase obligations and other commitments (2)	34.6	8.1	8.8	1.4	—	—	52.9
Transition tax payable (3)	—	0.9	1.8	2.4	3.0	—	8.1
Total	$43.2	$646.9	$16.9	$8.6	$6.9	$13.2	$735.7

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the remaining balance of the one-time transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $22.1 million. As of December 26, 2020, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 26, 2020, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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

Our assessment excluded DisplayLink which was acquired on July 31, 2020. DisplayLink had net revenues of approximately $45.0 million and total tangible assets of approximately $59.0 million, which are included in our condensed consolidated financial statements as of and for the six months ended December 26, 2020. We are currently assessing the control environment of this acquired business. DisplayLink sales constitute approximately 6.6% of our sales for the six-month period covered by this Report, their tangible assets constitute approximately 6.8% of our tangible assets as of the end of such period and their total liabilities constitute approximately 6.3% of our total liabilities.

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

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.4 billion for our common stock repurchase program, which expires at the end of July 2021. As of December 26, 2020, the remaining amount authorized for the repurchase of our common stock was $177.4 million. During the three-month period ended December 26, 2020, we did not repurchase any shares under our common stock repurchase program.

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

SYNAPTICS INCORPORATED

Date: February 4, 2021	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: February 4, 2021	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: February 4, 2021	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer