Form 10-Q
period 2021-03-27
SYNAPTICS Inc
filed 2021-05-06
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

Number of shares of Common Stock outstanding at May 3, 2021: 35,201,940

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 27, 2021

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March	June
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$756.2	$763.4
Accounts receivable, net of allowances of $5.8 at March 2021 and June 2020	233.7	195.3
Inventories	69.3	102.0
Prepaid expenses and other current assets	31.6	16.9
Total current assets	1,090.8	1,077.6
Property and equipment at cost, net of accumulated depreciation of $134.2 and $131.2 at March 2021 and June 2020, respectively	95.3	84.3
Goodwill	569.0	360.8
Acquired intangibles, net	327.1	93.4
Non-current other assets	98.8	77.7
	$2,181.0	$1,693.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$106.9	$60.6
Accrued compensation	59.8	59.5
Income taxes payable	18.7	33.0
Other accrued liabilities	90.7	91.0
Total current liabilities	276.1	244.1
Long-term debt	394.4	100.0
Convertible notes, net	500.9	486.6
Other long-term liabilities	77.0	44.0
Total liabilities	1,248.4	874.7
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 66,929,462 and 65,871,648 shares issued, and 35,180,267 and 34,122,453 shares outstanding, at March 2021 and June 2020, respectively	0.1	0.1
Additional paid-in capital	1,393.1	1,340.2
Treasury stock: 31,749,195 common treasury shares at March 2021 and June 2020, at cost	(1,222.6)	(1,222.6)
Retained earnings	762.0	701.4
Total stockholders' equity	932.6	819.1
	$2,181.0	$1,693.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
Net revenue	$325.8	$328.1	$1,011.8	$1,056.3
Cost of revenue	170.3	192.5	571.4	635.2
Gross margin	155.5	135.6	440.4	421.1
Operating expenses:
Research and development	77.5	75.8	235.7	238.8
Selling, general, and administrative	36.8	31.6	111.6	90.6
Acquired intangibles amortization	8.7	2.9	24.1	8.8
Restructuring costs	0.9	6.3	7.1	26.2
Gain on sale of audio technology assets	—	—	(34.2)	—
Total operating expenses	123.9	116.6	344.3	364.4
Operating income	31.6	19.0	96.1	56.7
Interest and other expense, net	(7.0)	(3.2)	(17.7)	(9.1)
Income before provision for income taxes and equity investment loss	24.6	15.8	78.4	47.6
Provision for income taxes	10.4	10.2	16.4	17.3
Equity investment loss	(0.4)	(0.6)	(1.4)	(1.5)
Net income and Comprehensive income	$13.8	$5.0	$60.6	$28.8
Net income per share:
Basic	$0.39	$0.15	$1.75	$0.86
Diluted	$0.35	$0.14	$1.62	$0.83
Shares used in computing net income per share:
Basic	35.0	34.0	34.7	33.5
Diluted	39.1	35.0	37.5	34.5

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$701.4	$819.1
Net loss	—	—	—	—	(2.8)	(2.8)
Issuance of common stock for share- based award compensation plans	296,917	—	10.4	—	—	10.4
Payroll taxes for deferred stock units	—	—	(5.6)	—	—	(5.6)
Share-based compensation attributable to acquisition	—	—	3.2	—	—	3.2
Share-based compensation	—	—	14.4	—	—	14.4
Balance at September 2020	66,168,565	0.1	1,362.6	(1,222.6)	698.6	838.7
Net income	—	—	—	—	49.6	49.6
Issuance of common stock for share- based award compensation plans	508,776	—	0.8	—	—	0.8
Payroll taxes for deferred stock units	—	—	(20.2)	—	—	(20.2)
Share-based compensation	—	—	19.1	—	—	19.1
Balance at December 2020	66,677,341	0.1	1,362.3	(1,222.6)	748.2	888.0
Net income	—	—	—	—	13.8	13.8
Issuance of common stock for share- based award compensation plans	252,121	—	15.7	—	—	15.7
Payroll taxes for deferred stock units	—	—	(1.2)	—	—	(1.2)
Share-based compensation	—	—	16.3	—	—	16.3
Balance at March 2021	66,929,462	$0.1	$1,393.1	$(1,222.6)	$762.0	$932.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2019, as reported	64,283,948	$0.1	$1,266.1	$(1,192.4)	$583.5	$657.3
Cumulative effect of changes in accounting principles	—	—	—	—	(0.9)	$(0.9)
Balance at June 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	582.6	656.4
Net income	—	—	—	—	4.0	4.0
Issuance of common stock for share- based award compensation plans	209,110	—	1.7	—	—	1.7
Payroll taxes for deferred stock units	—	—	(1.5)	—	—	(1.5)
Purchases of treasury stock	—	—	—	(17.0)	—	(17.0)
Share-based compensation	—	—	11.2	—	—	11.2
Balance at September 2019	64,493,058	0.1	1,277.5	(1,209.4)	586.6	654.8
Net income	—	—	—	—	19.8	19.8
Issuance of common stock for share- based award compensation plans	895,755	—	11.8	—	—	11.8
Payroll taxes for deferred stock units	—	—	(7.2)	—	—	(7.2)
Share-based compensation	—	—	12.1	—	—	12.1
Balance at December 2019	65,388,813	0.1	1,294.2	(1,209.4)	606.4	691.3
Net income	—	—	—	—	5.0	5.0
Issuance of common stock for share- based award compensation plans	363,402	—	16.5	—	—	16.5
Payroll taxes for deferred stock units	—	—	(0.6)	—	—	(0.6)
Purchases of treasury stock	—	—	—	(13.1)	—	(13.1)
Share-based compensation	—	—	13.8	—	—	13.8
Balance at March 31, 2020	65,752,215	$0.1	$1,323.9	$(1,222.5)	$611.4	$712.9

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March
	2021	2020
Cash flows from operating activities
Net income	$60.6	$28.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	49.8	37.1
Depreciation and amortization	15.5	21.9
Acquired intangibles amortization	84.5	40.4
Gain on sale of audio technology assets	(34.2)	—
Deferred taxes	(10.1)	0.9
Amortization of convertible debt discount and issuance costs	14.3	13.7
Amortization of debt issuance costs	0.3	0.4
Amortization of cost of development services	6.7	—
Acquired in-process research and development	—	3.7
Equity investment loss	1.4	1.5
Foreign currency remeasurement loss	(1.9)	(0.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(31.3)	(8.4)
Inventories	65.8	50.7
Prepaid expenses and other current assets	(7.9)	(0.4)
Other assets	(4.3)	2.5
Accounts payable	37.9	(8.6)
Accrued compensation	(1.7)	17.4
Income taxes payable	(11.8)	(5.3)
Other accrued liabilities	(19.3)	(27.4)
Net cash provided by operating activities	214.3	168.3
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(626.5)	—
Proceeds from sale of audio technology assets	34.2	—
Purchase of in-process research and development	—	(2.5)
Proceeds from maturities of investments	95.8	—
Purchases of property and equipment	(15.5)	(11.7)
Cost method investment	(5.0)	—
Net cash used in investing activities	(517.0)	(14.2)
Cash flows from financing activities
Proceeds from issuance of debt	400.0	—
Payment on line of credit borrowings	(100.0)	—
Purchases of treasury stock	—	(30.1)
Proceeds from issuance of shares	26.9	30.0
Payroll taxes for deferred stock and market stock units	(27.0)	(9.3)
Payment of debt issuance costs	(5.9)	(0.2)
Net cash provided by/(used in) financing activities	294.0	(9.6)
Effect of exchange rate changes on cash and cash equivalents	1.5	(0.2)
Net increase/(decrease) in cash and cash equivalents	(7.2)	144.3
Cash and cash equivalents at beginning of period	763.4	327.8
Cash and cash equivalents at end of period	$756.2	$472.1

Supplemental disclosures of cash flow information
Cash paid for taxes	$37.9	$24.0
Cash refund on taxes	$0.3	$1.3
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$4.4	$1.2

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2021 and 2020 are 52-week periods ending June 26, 2021 and June 27, 2020, respectively. The fiscal periods presented in this report are 13-week and 39-week periods ended March 27, 2021, and March 28, 2020, respectively.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  Our cash equivalents as of March 27, 2021 included bank deposits with a carrying value of $350.9 million, which approximates fair value, and as of June 27, 2020 they included money market accounts with a carrying value of $521.1 million, which approximates fair value, and are included in cash and cash equivalents on the condensed consolidated balance sheets.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in net losses of $0.3 million and $1.4 million in the three and nine months ended March 27, 2021, respectively, and net losses of $0.1 million and less than $0.1 million in the three and nine months ended March 28, 2020, respectively.

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

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in ASC Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the revenue standard, and are shown as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration. When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates applied to distributor inventory subject to stock rotation rights and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets. In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangements to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $0.6 million in contract assets recorded on the condensed consolidated balance sheets as of March 27, 2021 and $0.4 million as of June 27, 2020. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $4.9 million and $33.7 million, respectively, as of March 27, 2021, and $3.2 million and $25.8 million, respectively, as of June 27, 2020. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During each of the nine months ended March 27, 2021, and the nine months ended March 28, 2020, we recognized $1.4 million in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of March 27, 2021, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
Numerator:
Net income	$13.8	$5.0	$60.6	$28.8
Denominator:
Shares, basic	35.0	34.0	34.7	33.5
Effect of dilutive share-based awards and convertible notes	4.1	1.0	2.8	1.0
Shares, diluted	39.1	35.0	37.5	34.5
Net income per share:
Basic	$0.39	$0.15	$1.75	$0.86
Diluted	$0.35	$0.14	$1.62	$0.83

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

Dilutive net income per share amounts do not include the potential weighted average effect of 32,109 and 345,783 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 27, 2021 and March 28, 2020, respectively, and 68,795 and 800,857 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 27, 2021 and March 28, 2020, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

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

The convertible notes are recorded at amortized cost of $500.9 million and $486.6 million as of March 27, 2021 and June 27, 2020, respectively and the fair value of the convertible notes was approximately $978.1 and $542.5 million as of March 27, 2021 and June 27, 2020, respectively, based on the last trading price of the convertible notes for the periods presented.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March	June
	2021	2020
Raw materials and work-in-progress	$43.3	$53.6
Finished goods	26.0	48.4
	$69.3	$102.0

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

This acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at March 27, 2021, is preliminary and has been based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The adjusted purchase price paid for DisplayLink was $444.0 million.

The following table summarizes the preliminary amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the DisplayLink Closing Date (in millions):

Cash and cash equivalents	$40.9
Short-term investments	94.0
Accounts receivable, net	7.1
Inventory	33.1
Prepaid expenses and other current assets	9.1
Property and equipment	6.8
Intangible assets	193.0
Right-of-use lease asset	20.0
Non-current other assets	0.6
Total identifiable assets acquired	404.6
Accounts payable	(5.2)
Other accrued liabilities	(9.1)
Short-term lease liabilities	(1.7)
Long-term lease liabilities	(18.2)
Other long-term liabilities	(31.8)
Total liabilities	(66.0)
Net identifiable assets acquired	338.6
Goodwill	105.4
Net assets acquired	$444.0

During the nine months ended March 27, 2021, the Company recorded measurement period adjustments of $1.9 million to goodwill comprising of increases of $2.3 million in prepaid expenses and decreases of $0.8 million to other accrued liabilities and increases of $0.4 million in other long-term liabilities for a net increase of $2.7 million to the fair value of other acquired net tangible assets.

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DisplayLink as of the DisplayLink Closing Date. As of March 27, 2021, none of the goodwill is expected to be deductible for income tax purposes.

Prior to the DisplayLink acquisition, we did not have an existing relationship or transactions with DisplayLink.

The condensed consolidated financial statements include approximately $78.9 million of revenue from DisplayLink from the DisplayLink Closing Date through March 27, 2021. It is impracticable to determine the effect on net income attributable to DisplayLink as we integrated a substantial portion of DisplayLink into our ongoing operations during the first quarter of fiscal 2021.

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

	Three Months Ended		Nine Months Ended
	March		March
	2021 (1)	2020	2021 (1)	2020
Revenue	$325.8	$359.1	$1,019.1	$1,138.2
Net income/(loss)	20.9	3.2	61.5	(1.0)

(1)	Includes results of Broadcom Wireless Connectivity Business

Pro forma adjustments used to arrive at pro forma net income/(loss) included adjustments for historical amortization expense, the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, transaction costs and restructuring costs.  The total pro forma adjustments for the three months ended March 27, 2021 and March 28, 2020 were an increase to net income/(loss) of $7.1 million and a decrease of $9.4 million, respectively.  The total pro forma adjustments for the nine months ended March 27, 2021 and March 28, 2020 were an increase to net income/(loss) of $7.3 million and a decrease of $25.7 million, respectively.

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
$226.6

We entered into a derivative and roadmap product agreement and an asset purchase agreement with Broadcom. The derivative and roadmap product agreement includes the purchase of derivative and roadmap product development services to be performed by Broadcom. We estimated the value of the development services to be approximately $25.0 million, accounted for it separate from the business combination, and included $10.0 million in prepaid expenses and other current assets and $15.0 million ($8.3 million after amortization as of March 27, 2021) in non-current other assets in our condensed consolidated balance sheets. The estimated value of the development services is amortizing over the period of time estimated to complete the development or approximately thirty months. The amortization of the estimated cost of development is included in research and development in our condensed consolidated statements of comprehensive income. In addition, under the terms of the asset purchase agreement we provided replacement equity compensation awards to the transferred employees and Broadcom agreed to make cash payments to transferred employees as incentive to accept employment offers from our company. We determined $3.5 million of value related to these arrangements should be included as consideration transferred, which was partially offset by $2.0 million of cash payments to transferred employees as a reduction of consideration transferred.

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Broadcom Business assets as of the Broadcom Business Acquisition Closing Date. As of March 27, 2021, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Broadcom Business Acquisition, we did not have an existing relationship or transactions with Broadcom.

The condensed consolidated financial statements include approximately $63.8 million of revenue from the Broadcom Business Acquisition from the Broadcom Business Acquisition Closing Date through March 27, 2021. It is impracticable to determine the effect on net income attributable to the Broadcom Business Acquisition as we had integrated a substantial portion of the Broadcom Business Acquisition into our ongoing operations at the close.

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

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		March 2021			June 2020
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.4	$138.6	$(92.7)	$45.9	$138.6	$(76.5)	$62.1
Customer relationships	4.2	125.5	(55.7)	69.8	81.8	(61.4)	20.4
Wireless connectivity technology	6.0	93.0	(10.3)	82.7	$-	$-	$-
Video interface technology	3.0	82.0	(18.2)	63.8	$-	$-	$-
Display driver technology	7.0	20.4	(16.8)	3.6	164.0	(158.2)	5.8
Backlog	0.5	12.0	(12.0)	-	$-	$-	$-
Licensed technology and other	4.1	13.0	(7.5)	5.5	7.70	(5.5)	2.2
Patents	8.0	4.4	(3.0)	1.4	4.4	(2.6)	1.8
Tradename	5.1	4.8	(1.4)	3.4	1.8	(0.7)	1.1
In process research and development	N/A	51.0	$-	51.0	$-	$-	$-
Acquired intangibles totals	5.1	$544.7	$(217.6)	$327.1	$398.3	$(304.9)	$93.4

The total amortization expense for the acquired intangible assets was $27.5 million and $11.1 million for the three months ended March 27, 2021 and March 28, 2020, respectively, and $84.5 million and $40.4 million for the nine months ended March 27, 2021 and

March 28, 2020, respectively. During the three months ended March 27, 2021 and March 28, 2020, $18.9 million and $8.1 million, respectively, and $60.5 million and $31.6 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, of amortization expense was included in our condensed consolidated statements of comprehensive income in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents expected annual fiscal year aggregate amortization expense as of March 27, 2021 (in millions):

Remainder of 2021	$25.6
2022	99.0
2023	86.1
2024	25.9
2025	19.0
Thereafter	20.5
To be determined	51.0
Future amortization	$327.1

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for the nine months ended March 27, 2021 were as follows (in millions):

Beginning balance	$360.8
Acquisition activity	208.2
Ending balance	$569.0

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2029, some of which include options to extend the lease for up to 5 years. For the nine months ended March 27, 2021, we recorded approximately $7.5 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of March 27, 2021, the components of leases and lease costs are as follows (in millions):

	March	June
	2021	2020
Operating lease right-of-use assets	$35.1	$21.0
Operating lease liabilities	$9.7	$6.5
Operating lease liabilities, long-term	26.9	14.6
Total operating lease liabilities	$36.6	$21.1

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended
	March
	2021	2020
Cash paid for operating leases included in operating cash flows	$7.3	$7.1
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	21.7	2.8

As of March 27, 2021, the weighted average remaining lease term is 6.2 years, and the weighted average discount rate is 4.0%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2021	$2.7
2022	10.1
2023	6.3
2024	4.8
2025	4.0
Thereafter	13.4
Total future minimum operating lease payments	41.3
Less: interest	(4.7)
Total lease liabilities	$36.6

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	March	June
	2021	2020
Customer obligations	$38.6	$29.0
Inventory obligations	22.1	27.9
Operating lease liabilities	9.7	6.5
Other	20.3	27.6
	$90.7	$91.0

Other long-term liabilities consisted of the following (in millions):

	March	June
	2021	2020
Operating lease liabilities, long-term	$26.9	$14.6
Deferred tax liability	20.9	—
Income taxes payable, long-term	16.6	16.4
Other	12.6	13.0
	$77.0	$44.0

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

11. Debt

Senior Debt

On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, or the Indenture, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee.

The Indenture provides that the Senior Notes will bear interest at a rate of 4.000% per annum, payable in cash semi-annually in arrears on December 15 and June 15 of each year, commencing on June 15, 2021. The Senior Notes will mature on June 15, 2029 and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our current and future domestic restricted subsidiaries that guarantee our obligations under our senior secured credit facilities.

Prior to June 15, 2024, we may redeem the Senior Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the Indenture, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.

We may redeem some or all of the Senior Notes on or after June 15, 2024 at the redemption prices specified below, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date:

Year	Price
2024	102%
2025	101%
2026 and thereafter	100%

In addition, at any time prior to June 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 104% of the principal amount thereof, plus accrued and unpaid interest, if any, up to, but excluding, the applicable redemption date with the net cash proceeds from one or more equity offerings by us.

The Senior Notes are the general unsecured obligations of our company. The Senior Note guarantees are the senior unsecured obligations of each guarantor. Under certain circumstances, the guarantors may be released from their Senior Note guarantees without consent of the holders of Senior Notes. Under the terms of the Indenture, the Senior Notes rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to our and the guarantors’ future indebtedness and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes. The Senior Notes are effectively subordinated to our and the guarantors’ existing and future secured indebtedness, including secured indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing such indebtedness. The Senior Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes.

The Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all or substantially all of its assets.

The Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the maturity of the principal, and accrued and unpaid interest, if any, on all outstanding Notes.

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense using the effective interest method over 99 months. The total interest expense recorded on the Senior Notes during the nine months ended March 27, 2021 was $0.9 million.

Convertible Debt

Our convertible debt consists of an original $525 million aggregate principal amount of 0.50% convertible senior notes due 2022, or the Convertible Notes, which were issued in a private placement transaction. The net proceeds from the Convertible Notes, after deducting discounts, were $514.5 million.

The Convertible Notes bear interest at a rate of 0.50% per year, which is payable semi-annually in arrears, on June 15 and December 15 of each year. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Convertible Notes mature on June 15, 2022, or the Maturity Date, unless earlier repurchased, redeemed or converted.

Holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 under certain defined circumstances, including (1) if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter (the Sales Price Condition) or (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day (the Trading Price Condition).

The Sales Price Condition was met on March 31, 2021, and became effective April 1, 2021. Holders of our Convertible Notes have the right to redeem their notes during the calendar quarter ending June 30, 2021.  Generally, settlement will occur two trading days following the 40 consecutive trading day observation period or approximately two months after receipt of the holder’s conversion notice.

On or after March 15, 2022 until the close of business on the business day immediately preceding the Maturity Date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amounts, at the option of the holder. Upon conversion, we will pay or deliver, at our election, shares of common stock, cash, or a combination of cash and shares of common stock.

The conversion rate for the Convertible Notes is initially 13.6947 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $73.02 per share of common stock). The conversion rate is subject to adjustment in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Convertible Notes indenture), holders of the Convertible Notes may require us to repurchase for cash all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

Commencing June 20, 2020, we may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. This criteria has been met as of March 27, 2021. Our policy is to settle the principal amount of our Convertible Notes with cash upon conversion or redemption.

As of the issuance date of the Convertible Notes, we recorded $82.1 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 4.39% and the coupon rate of the Convertible Notes of 0.50% using a five-year life, which coincides with the term of the Convertible Notes. In addition, we allocated the total of $11.1 million of debt issuance costs, consisting of the initial purchaser’s discount and legal, accounting, and printing costs, pro rata, to the equity and debt components of the Convertible Notes, or $1.9 million and $9.2 million, respectively. The debt discount and the debt issuance costs allocated to the debt component of the Convertible Notes are amortized as interest expense using the effective interest method over five years.

The contractual interest expense and amortization of the discount on the Convertible Notes for the nine months ended March 27, 2021, were as follows (in millions):

Nine Months Ended
March
2021
Interest expense	$2.0
Amortization of discount and debt issuance costs	14.3
Total interest	$16.3

The unamortized amounts of the debt issuance costs and discount associated with the Convertible Notes as of March 27, 2021 were $2.4 million and $21.6 million, respectively.

Revolving Credit Facility

On March 11, 2021, we amended and restated our Amended and Restated Credit Agreement, with the lenders and Wells Fargo Bank, National Association, as administrative agent, or the Credit Agreement, to, among other changes, extend the maturity date of our senior secured revolving credit facility, to five years from the closing date of the amendment, increase the facility size from $200.0 million to $250.0 million, and replace the requirement to maintain a total debt to Consolidated EBITDA (as defined in the Credit Agreement) ratio of not more than 4.75 to 1.00 with a requirement to maintain a net total debt to Consolidated EBITDA ratio of not more than 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.00, provided further, that such deemed increase pursuant to the foregoing shall not apply to more than two material acquisitions consummated during the term of the Credit Agreement.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of March 27, 2021, there was no balance outstanding under the revolving credit facility.  The weighted average annualized interest rate on these borrowings for the three months ended March 27, 2021 was 2.5%.

Borrowings under the revolving credit facility are required to be repaid in full by March 11, 2026. Debt issuance costs relating to the revolving credit facility of $1.6 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock and 100% of the non-voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of March 27, 2021, we remain in compliance with the restrictive covenants.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
Cost of revenue	$0.8	$0.8	$2.6	$2.1
Research and development	12.9	9.0	33.4	24.6
Selling, general, and administrative	11.4	8.1	34.0	17.5
Total	$25.1	$17.9	$70.0	$44.2
Income tax benefit on share-based compensation	$(2.5)	$(1.8)	$(11.5)	$(4.5)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
Cost of revenue	$0.1	$0.1	$0.3	$0.2
Research and development	7.2	3.3	16.4	5.8
Selling, general, and administrative	1.5	0.7	3.5	1.1
Total	$8.8	$4.1	$20.2	$7.1

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

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Outstanding as of June 2020	329,786	$69.78
Exercised	(209,767)	68.73
Expired	(53,561)	75.48
Outstanding and Exercisable as of March 2021	66,458	68.50	$4.5

The aggregate intrinsic value was determined using the closing price of our common stock on March 26, 2021 of $136.91.

Restricted Stock Units

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	1,360,324
Granted	782,450
Delivered	(555,976)
Forfeited	(206,972)
Balance as of March 2021	1,379,826	$188.9

The aggregate intrinsic value was determined using the closing price of our common stock on March 26, 2021 of $136.91.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 338,428 shares valued at $26.9 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our 2019 Incentive Plan and our 2010 Incentive Plan provide for the grant of MSU awards to our employees, consultants, and directors, and our 2019 Inducement Equity Plan provides for the grant of MSU awards to certain of our employees. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSU awards to our executive officers and other management members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three or four tranches with the target quantity for each tranche equal to one-third or one-fourth of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; the third tranche vests based on a three-year performance period; and the fourth tranche (in the case of four-year vesting) vests based on a four-year performance period.

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

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our Company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	391,532
Granted	101,009
Performance adjustment	77,534
Delivered	(208,275)
Forfeited	(14,773)
Balance as of March 2021	347,027	$47.5

The aggregate intrinsic value was determined using the closing price of our common stock on March 26, 2021 of $136.91.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $20.2 million as of March 27, 2021, which will be recognized over a weighted average period of approximately 1.3 years.

Performance Stock Units

Our 2019 Incentive Plan, our 2010 Incentive Plan and our 2019 Inducement Equity Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. Generally the grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of certain performance criteria (for PSUs granted in fiscal 2021 it is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses and for the PSUs granted prior to fiscal 2021 it is based on non-GAAP earnings per share). The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results equals greater than 65% of the target with a maximum payout achieved at 135% of target.

Delivery of shares earned, if any, will take place on the dates provided in the applicable PSU grant agreement, assuming the grantee is still an employee, consultant, or director of our Company at the end of the applicable service period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2020	333,848
Awarded	174,231
Performance adjustment	84,111
Released	(201,835)
Forfeited	(64,344)
Balance as of March 2021	326,011	$44.6

The aggregate intrinsic value was determined using the closing price of our common stock on March 26, 2021 of $136.91.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $17.2 million as of March 27, 2021, which will be recognized over a weighted average period of approximately 1.3 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $135.33 per unit at March 27, 2021 and our accrued liability for such units was $11.6 million.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2020	789,113
Released	(242,692)
Forfeited	(121,941)
Balance as of March 2021	424,480

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $45.9 million as of March 27, 2021, which will be recognized over a weighted average period of approximately 1.6 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 27, 2021 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	220,389
Weighted average purchase price	$57.00
Cash received	$12.6
Aggregate intrinsic value	$10.3

13. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the nine months ended March 27, 2021.

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

The provision for income taxes of $10.4 million and $10.2 million for the three months ended March 27, 2021 and March 28, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 27, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and global intangible low-taxed income, or GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended March 28, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, income taxed at higher tax rates, non-deductible stock-based compensation and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits and foreign tax credits.

The provision for income taxes of $16.4 million and $17.3 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 27, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, the impact of accounting for qualified stock options and GILTI partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the nine months ended March 28, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, income taxed at higher tax rates, the impact of accounting for qualified stock options and GILTI, partially offset by the benefit of research credits and foreign tax credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $0.8 million during the nine months ended March 27, 2021, at $22.9 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 27, 2021 were $1.7 million; this balance decreased by $0.2 million compared to June 27, 2020, largely due to the expiration of the relevant statute of limitations. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits may change within the next twelve months and an estimate of the range of possible changes includes an increase in our liability of up to $3.1 million.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
China	$130.9	$122.1	$406.2	$437.1
Taiwan	101.5	42.3	268.1	164.0
Japan	67.5	128.1	258.9	340.8
Other	16.7	21.1	54.7	58.1
South Korea	8.5	13.1	20.0	51.0
United States	0.7	1.4	3.9	5.3
	$325.8	$328.1	$1,011.8	$1,056.3

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
IoT product applications	$146.0	$72.6	$415.5	$249.4
PC product applications	98.4	78.9	270.4	228.3
Mobile product applications	81.4	176.6	325.9	578.6
	$325.8	$328.1	$1,011.8	$1,056.3

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2021	2020	2021	2020
Customer A	13%	*	12%	*
Customer B	11%	13%	11%	12%
Customer C	*	21%	16%	17%

____________________

*Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March	June
	2021	2020

Customer A	15%	18%
Customer B	12%	*
Customer C	*	21%

15. Comprehensive Income

Our comprehensive income generally consists of net income. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

16. Restructuring Activities

During the first quarter and third quarter of fiscal 2021, we initiated restructuring activities, which included severance costs for activities intended to gain synergies from our recent acquisitions.  The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of comprehensive income and are expected to be complete by the end of fiscal 2021. The restructuring liability activity for these restructuring activities during fiscal 2021 was as follows (in millions):

Employee Severance
and Benefits
Accruals	$5.1
Cash payments	(4.6)
Balance as of March 2021	$0.5

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

Employee Severance
and Benefits
Balance as of June 2020	$6.1
Accruals	2.0
Cash payments	(7.6)
Balance as of March 2021	$0.5

17. Subsequent Events

Effective April 1, 2021, the Sales Price Condition of our Convertible Notes had been met at the end of the preceding calendar quarter and holders of our notes became entitled to redeem their notes in accordance with the terms of the Indenture during the calendar quarter ending June 30, 2021. As of May 3, 2021, $19.4 million principal amount of our Convertible Notes had been submitted for conversion, which is expected to occur during our fiscal fourth quarter through a combination of cash and common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 27, 2021 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for mobile product applications; our dependence on one or more large customers; the risk that our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by heath epidemics, including the COVID-19 pandemic; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which rapidly spread broadly in the U.S. and globally. In response to the outbreak, governmental authorities implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. In certain countries in which we operate governments took swift and effective measures to stem the spread, while in other countries in which we operate governments were slow to react or missed opportunities to effectively contain the spread. Although some of these restrictions and other containment measures have since been lifted or scaled back, ongoing surges of COVID-19 have resulted in the re-imposition of certain restrictions and containment measures and may lead to other restrictions being re-implemented in the future in response to efforts to reduce the rapid spread of COVID-19.

The health and wellbeing of our workforce is our highest priority.  Many of our employees worked from home since the COVID-19 outbreak was declared a pandemic in order to minimize the potential risk of spread of COVID-19 in our office environment.  However, as the broad roll out of vaccines continues in many countries in which we operate, we anticipate employees will begin to return to the office environment on a part- or full-time basis.  As more employees return to the office, we will continue to adhere to return to work protocols, based on guidance from local and global health organizations, designed to monitor and assess the health of our employees, which include temperature checks and risk assessments, and requires all employees to wear face coverings and social distance while moving about in the office.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic continues to remain uncertain, we expect that the ongoing global vaccination programs will moderate the overall severity and duration and are cautiously optimistic the most significant impact has passed.  Certainly, our optimism could change if more infectious variants of COVID-19 become resistant to the existing vaccines.  To date, we have not incurred significant disruptions to our business or a materially negative impact on our condensed consolidated results of operations and financial condition from the COVID-19 outbreak, and at this time do not believe our business will be severely impacted as steps continue to be taken globally to disrupt the spread, vaccinate large portions of the population and achieve herd immunity.

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

Acquisitions

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020. As of March 27, 2021, our purchase consideration was $444.0 million. The results of DisplayLink are included in our condensed consolidated financial statements for the period from August 1, 2020 through March 27, 2021.  For further discussion of the DisplayLink acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, or Broadcom Business Acquisition, for an aggregate consideration of $250 million in cash which closed on July 23, 2020.  We also entered into certain transition agreements with Broadcom for a period of three years. The results of the Broadcom Business Acquisition are included in our condensed consolidated financial statements for the period from July 24, 2020 through March 27, 2021.  For further discussion of the Broadcom Business Acquisition, see Note 6 included in the condensed consolidated financial statements contained elsewhere in this Report.

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

In December 2019, we entered into an asset purchase agreement with a third party to sell the assets of our LCD Touch Controller and Display Driver Integration, or TDDI, product line for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. The assets sold under the asset purchase agreement for cash consideration of $138.7 million and had a carrying value of approximately $33.6 million as of the closing date of the transaction in April 2020.  The gain on sale of this portion of a product line was $105.1 million.

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

Other than the above item, there have been no significant changes in our critical accounting policies and estimates during the nine months ended March 27, 2021, compared with our critical accounting policies and estimates disclosed in Management’s

Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March				Nine Months Ended March
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
IoT product applications	$146.0	$72.6	$73.4	101.1%	$415.5	$249.4	$166.1	66.6%
PC product applications	98.4	78.9	19.5	24.7%	270.4	228.3	42.1	18.4%
Mobile product applications	81.4	176.6	(95.2)	(53.9%)	325.9	578.6	(252.7)	(43.7%)
Net revenue	325.8	328.1	(2.3)	(0.7%)	1,011.8	1,056.3	(44.5)	(4.2%)
Gross margin	155.5	135.6	19.9	14.7%	440.4	421.1	19.3	4.6%
Operating expenses:
Research and development	77.5	75.8	1.7	2.2%	235.7	238.8	(3.1)	(1.3%)
Selling, general, and administrative	36.8	31.6	5.2	16.5%	111.6	90.6	21.0	23.2%
Acquired intangibles amortization	8.7	2.9	5.8	200.0%	24.1	8.8	15.3	173.9%
Restructuring costs	0.9	6.3	(5.4)	(85.7%)	7.1	26.2	(19.1)	(72.9%)
Gain on sale of audio technology assets	—	—	—		(34.2)	—	(34.2)	100.0%
Operating income	31.6	19.0	12.6	66.3%	96.1	56.7	39.4	69.5%
Interest and other expense, net	(7.0)	(3.2)	(3.8)	(118.8%)	(17.7)	(9.1)	(8.6)	(94.5%)
Income before provision for income taxes	24.6	15.8	8.8	55.7%	78.4	47.6	30.8	64.7%
Provision for income taxes	10.4	10.2	0.2	2.0%	16.4	17.3	(0.9)	(5.2%)
Equity investment loss	(0.4)	(0.6)	0.2	33.3%	(1.4)	(1.5)	0.1	6.7%
Net income	$13.8	$5.0	$8.8	176.0%	$60.6	$28.8	$31.8	110.4%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March		Increase/	March		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
IoT product applications	44.8%	22.1%	22.7%	41.1%	23.6%	17.5%
PC product applications	30.2%	24.0%	6.2%	26.7%	21.6%	5.1%
Mobile product applications	25.0%	53.9%	(28.9%)	32.2%	54.8%	(22.6%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	47.7%	41.3%	6.4%	43.5%	39.9%	3.6%
Operating expenses:
Research and development	23.8%	23.1%	0.7%	23.3%	22.6%	0.7%
Selling, general, and administrative	11.3%	9.6%	1.7%	11.0%	8.6%	2.4%
Acquired intangibles amortization	2.7%	0.9%	1.8%	2.4%	0.8%	1.6%
Restructuring costs	0.3%	1.9%	(1.6%)	0.7%	2.5%	(1.8%)
Gain on sale of audio technology assets	0.0%	0.0%	0.0%	(3.4%)	0.0%	(3.4%)
Operating income	9.7%	5.8%	3.9%	9.5%	5.4%	4.1%
Interest and other expense, net	(2.1%)	(1.0%)	(1.1%)	(1.7%)	(0.9%)	(0.8%)
Income before provision for income taxes	7.6%	4.8%	2.8%	7.7%	4.5%	3.2%
Provision for income taxes	3.2%	3.1%	0.1%	1.6%	1.6%	0.0%
Equity investment loss	(0.1%)	(0.2%)	0.1%	(0.1%)	(0.1%)	0.0%
Net income	4.2%	1.5%	2.7%	6.0%	2.7%	3.3%

Net Revenue

Net revenue was $325.8 million for the three months ended March 27, 2021, compared with $328.1 million for the three months ended March 28, 2020, a decrease of $2.3 million, or 0.7%. Of this net revenue, $146.0 million, or 44.8%, was from IoT product applications, and $98.4 million, or 30.2%, was from PC product applications, and $81.4 million, or 25.0%, was from Mobile product applications. The decrease in net revenue for the three months ended March 27, 2021 was primarily attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from IoT product applications and PC product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 47%) as well as lower average selling prices due to product sales mix (which declined 13%) for Mobile product applications. The decline in unit sales in Mobile product applications was primarily due to the overall reduction in our display driver product applications and the divestiture of a portion of our TDDI product line in the fourth quarter of fiscal 2020. Net revenue from IoT product applications, which includes products from both acquisitions that closed in July 2020, increased as a result of higher average selling prices for IoT product applications due to our product sales mix (which increased 72%) and an increase in units sold (which increased 17%). Net revenue from PC product applications increased due to a growth in units sold (which increased 34%) for PC product applications partially offset by lower average selling prices due to our product sales mix (which decreased 7%).

Net revenue was $1,011.8 million for the nine months ended March 27, 2021, compared with $1,056.3 million for the nine months ended March 28, 2020, a decrease of $44.5 million, or 4.2%. Of this net revenue, $415.5 million, or 41.1%, was from IoT product applications, and $270.4 million, or 26.7%, was from PC product applications, and $325.9 million, or 32.2%, was from Mobile product applications. The decrease in net revenue for the nine months ended March 27, 2021 was attributable to a decrease in net revenue from Mobile product applications, partially offset by an increase in net revenue from IoT product applications and PC product applications. Net revenue from Mobile product applications decreased as a result of a decline in units sold (which decreased 35%) as well as lower average selling prices due to product sales mix (a decline of 13%) for Mobile product applications. The decline in unit sales in Mobile product applications was primarily due to the divestiture of a portion of our TDDI product line in the fourth quarter of fiscal 2020. Net revenue from IoT product applications, which includes products from both acquisitions that closed in July 2020, increased as a result of higher average selling prices for IoT product applications due to our product sales mix (which increased 47%) and an increase in units sold (which increased 13%). Net revenue from PC product applications increased due to a growth in units sold (which increased 18%) for PC product applications.

Gross Margin

Gross margin as a percentage of net revenue was 47.7%, or $155.5 million, for the three months ended March 27, 2021, compared with 41.3%, or $135.6 million, for the three months ended March 28, 2020. The 640 basis point increase in gross margin for the three months ended March 27, 2021, was primarily due to a favorable product mix and product cost reductions, partially offset by a $10.8 million increase in amortization for amortizable intangibles primarily related to the acquisition of DisplayLink and the Broadcom Business Acquisition and $4.3 million of inventory fair value adjustments associated with the DisplayLink acquisition.

Gross margin as a percentage of net revenue was 43.5%, or $440.4 million, for the nine months ended March 27, 2021, compared with 39.9%, or $421.1 million, for the nine months ended March 28, 2020.  The 360 basis point increase in gross margin for the nine months ended March 28, 2020, was primarily due to a favorable product mix and product cost reductions, partially offset by a $28.9 million increase in amortization for amortizable intangibles primarily related to the acquisition of DisplayLink and the Broadcom Business Acquisition and $26.0 million of inventory fair value adjustments associated with the DisplayLink acquisition.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased slightly to $77.5 million for the three months ended March 27, 2021, compared with $75.8 million for the three months ended March 28, 2020. A majority of expenses have declined from the three months ended March 28, 2020 to the three months ended March 27, 2021, as a result of a reduction in average headcount. However, the declines in other expenses have been offset by acquisition related product development services and phantom stock expense.

Research and development expenses decreased $3.1 million to $235.7 million for the nine months ended March 27, 2021, compared with the nine months ended March 28, 2020. The decrease in research and development expenses reflected a net $9.0 million decrease in personnel-related costs, which was due to a reduction in average headcount for the nine months ended March 27, 2021 as compared to the nine months ended March 28, 2020, as a result of restructuring activities to reduce operating costs, partially offset by increased headcount as a result of recent acquisitions; a $5.0 million decrease in software license and maintenance costs; a $3.7 million decrease due to acquired in-process research and development recorded in the first quarter of fiscal 2020; a $2.6 million decrease in travel related costs and a $1.5 million decrease in facilities and infrastructure costs; partially offset by an $8.7 million increase in stock based compensation (primarily related to phantom stock expense), an increase of $5.8 million in project related costs and a $2.6 million increase in intellectual property amortization.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.2 million to $36.8 million for the three months ended March 27, 2021, compared with the three months ended March 28, 2020. The increase in selling, general, and administrative expenses primarily reflected a $3.4 million increase in stock based compensation costs which were incurred in connection with grants of awards primarily to new employees in fiscal 2020 and the first nine months of fiscal 2021, as well as a $2.1 million increase in personnel and related costs due to an increase in headcount related to recent acquisitions.

Selling, general, and administrative expenses increased $21.0 million to $111.6 million for the nine months ended March 27, 2021, compared with the nine months ended March 28, 2020. The increase in selling, general, and administrative expenses primarily reflected a $16.6 million increase in stock based compensation costs which were incurred in connection with grants of awards primarily to new employees in fiscal 2020 and the first nine months of fiscal 2021 and a $3.9 million increase in personnel and related costs due to an increase in headcount related to recent acquisitions.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill included in the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs.  Restructuring costs of $7.1 million in the nine months ended March 27, 2021 reflect severance costs for restructuring of our operations to reduce ongoing operating costs. Restructuring activities commenced in each of fiscal 2020 and the first nine months of fiscal 2021 are all expected to be complete by the end of fiscal 2021. See Note 16 Restructuring Activities included in the condensed consolidated financial statements contained elsewhere in this Report.

Gain on sale of audio technology assets.  Gain on sale of audio technology assets includes the sale of certain intangible assets related to our audio products. See Note 6 Acquisitions, Divestiture and Investment included in the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes the amortization of debt discount and issuance costs, as well as interest on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net increased $3.8 million to $7.0 million for the three months ended March 27, 2021, as compared to $3.2 million for the three months ended March 28, 2020.  The increase in interest and other expense, net is primarily due to a decrease in interest income as a result of lower cash balances through most of the quarter and lower interest rates as well as higher interest expense on our debt due to borrowings under our revolving line of credit and our new Senior Notes issued during the quarter. Interest and other expense, net increased $8.6 million to $17.7 million for the nine months ended March 27, 2021, as compared to $9.1 million for the nine months ended March 28, 2020. The increase in interest and other expense, net is primarily due to a decrease in interest income as a result of lower cash balances during most of the first nine months of fiscal 2021 and lower interest rates, as well as higher interest expense on our debt due to borrowings under our revolving line of credit and our new Senior Notes issued during the quarter .

Provision for Income Taxes. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the three and nine months ended March 27, 2021.

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

The provision for income taxes of $10.4 million and $10.2 million for the three months ended March 27, 2021 and March 28, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 27, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation and global intangible low-taxed income, or GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended March 28, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, income taxed at higher tax rates, non-deductible stock-based compensation and GILTI, partially offset by the benefit of research credits and foreign tax credits.

The provision for income taxes of $16.4 million and $17.3 million for the nine months ended March 27, 2021 and March 28, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 28, 2020 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation and GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the nine months ended March 28, 2020 diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, income taxed at higher tax rates, non-deductible stock-based compensation and GILTI, partially offset by the benefit of research credits and foreign tax credits.

Liquidity and Capital Resources

Our cash and cash equivalents were $756.2 million as of March 27, 2021, compared with $763.4 million as of June 27, 2020, representing a decrease of $7.2 million. The decrease primarily reflected $626.5 million used for the acquisition of businesses, net of cash and cash equivalents acquired, a $100.0 million payment on line of credit borrowings, $27.0 million used for payroll taxes for restricted stock units, market stock units and performance stock units, and $15.5 million used for purchases of property and equipment, partially offset by $400.0 million of proceeds from issuance of debt, $95.8 million of proceeds from maturities of investments, $214.3 million of net cash provided by operating activities, $34.2 million of proceeds from the sale of audio technology assets and $26.9 of proceeds from issuance of shares. At this time, we consider earnings of our foreign subsidiaries indefinitely invested overseas and have made no provision for income or withholding taxes, other than the one-time transition tax incurred as part of the Tax Cuts and Jobs Act, that may result from a future repatriation of those earnings. As of March 27, 2021, $257.1 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay foreign withholding taxes to repatriate certain of these funds.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 27, 2021 generated $214.3 million compared with $168.3 million net cash generated during the nine months ended March 28, 2020. For the nine months ended March 27, 2021, the primary operating activities were adjustments for non-cash charges of $126.3 million and a net change in operating assets and liabilities of $27.4 million. The net change in operating assets and liabilities was primarily attributable to a $65.8 million decrease in inventories and a $37.9 increase in accounts payable, partially offset by a $31.3 million increase in accounts receivable, net, a $19.3 million decrease in other accrued liabilities, a $11.8 million decrease in income taxes payable, and a $7.9 increase in prepaid expenses and other current assets. From June 27, 2020 to March 27, 2021, our days sales outstanding increased slightly from 63 days to 65 days. Our annual inventory turns increased from six to nine over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 27, 2021 primarily consisted of $626.5 million used for the acquisition of businesses and $15.5 million for purchases of property and equipment, partially offset by $95.8 million in proceeds from maturities of investments and $34.2 million of proceeds from sale of audio technology assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended March 27, 2021 was $294.0 million compared with $9.6 million cash used in financing activities for the nine months ended March 28, 2020. Net cash provided by financing activities for the nine months ended March 27, 2021 consisted of $400.0 million of proceeds from issuance of debt and $26.9 of proceeds from issuance of shares, partially offset by primarily a $100.0 million payment on line of credit borrowings and $27.0 million used for payroll taxes on RSUs, MSUs and PSUs.

Common Stock Repurchase Program. As of March 27, 2021, our board has cumulatively authorized $1.4 billion for our common stock repurchase program, which will expire in July 2021. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 27, 2021, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the three months ended March 27, 2021, we did not repurchase any shares of our common stock. As of March 27, 2021, the remaining available authorization under our common stock repurchase program was $177.4 million.

Senior Debt

On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.000% senior notes due 2029, or the Senior Notes, in a private offering. The Notes were issued pursuant to the Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee.

The Indenture provides that the Senior Notes will bear interest at a rate of 4.000% per annum, payable in cash semi-annually in arrears on December 15 and June 15 of each year, commencing on June 15, 2021. The Senior Notes will mature on June 15, 2029 and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our current and future domestic restricted subsidiaries that guarantee our obligations under our senior secured credit facilities.

Prior to June 15, 2024, we may redeem the Senior Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

We may redeem some or all of the Senior Notes on or after June 15, 2024 at the redemption prices specified below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date:

Year	Price
2024	102%
2025	101%
2026 and thereafter	100%

In addition, at any time prior to June 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 104% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date with the net cash proceeds from one or more equity offerings by us.

The Senior Notes are the general unsecured obligations of our company. The Senior Note guarantees are the senior unsecured obligations of each guarantor. Under certain circumstances, the guarantors may be released from their Senior Note guarantees without consent of the holders of Senior Notes. Under the terms of the Indenture, the Senior Notes rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to our and the guarantors’ future indebtedness and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes. The Senior Notes are effectively subordinated to our and the guarantors’ existing and future secured indebtedness, including secured indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing such indebtedness. The Senior Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes.

The Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all or substantially all of its assets.

The Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the maturity of the principal, and accrued and unpaid interest, if any, on all outstanding Senior Notes.

Convertible Debt

On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, collectively, the Initial Purchasers, pursuant to which we agreed to issue and sell, and the Initial Purchasers agreed to purchase, $500 million aggregate principal amount of our 0.50% convertible senior notes due 2022, or the Convertible Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Notes, which was exercised in full on June 21, 2017. We received the net proceeds on June 26, 2017, after deducting the Initial Purchasers’ discounts, of $514.5 million, which included proceeds from the Initial Purchasers’ exercise of their option to purchase additional Convertible Notes.

The Convertible Notes bear interest at a rate of 0.50% per year. Interest has accrued since June 26, 2017 and is payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on December 15, 2017. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The Convertible Notes mature on June 15, 2022, or the Maturity Date, unless earlier repurchased, redeemed or converted.

Holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amounts, at their option at any time prior to the close of business on the business day immediately preceding March 15, 2022 under certain defined circumstances, including (1) if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter or (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day.

On or after March 15, 2022 until the close of business on the business day immediately preceding the Maturity Date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amounts, at the option of the holder. Upon conversion, we will pay or deliver, at our election, shares of common stock, cash, or a combination of cash and shares of common stock.

The conversion rate for the Convertible Notes is initially 13.6947 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $73.02 per share of common stock). The conversion rate is subject to adjustment in certain circumstances.

Upon the occurrence of a fundamental change (as defined in the Notes indenture), holders of the Convertible Notes may require us to repurchase for cash all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

Commencing June 20, 2020, we may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. This criteria has been met as of March 27, 2021. Our policy is to settle the principal amount of our Convertible Notes with cash upon conversion or redemption.

Bank Credit Facility. On March 11, 2021, we amended and restated our Amended and Restated Credit Agreement, with the lenders and Wells Fargo Bank, National Association, as administrative agent, or the Credit Agreement, to, among other changes, extend the maturity date of our senior secured revolving credit facility, to five years from the closing date of the amendment, increase the facility size from $200.0 million to $250.0 million, and replace the requirement to maintain a total debt to Consolidated EBITDA ratio (as defined in the Credit Agreement) of not more than 4.75 to 1.00 with a requirement to maintain a net total debt to Consolidated EBITDA ratio of not more than 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.00, provided further, that such deemed increase pursuant to the foregoing shall not apply to more than two material acquisitions consummated during the term of the Credit Agreement.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable.  Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of March 27, 2021, there was no balance outstanding under the revolving credit facility.  The weighted average annualized interest rate on these borrowings for the three months ended March 27, 2021 was 2.5%.

Borrowings under the revolving credit facility are required to be repaid in full by March 11, 2026. Debt issuance costs relating to the revolving credit facility of $1.6 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions (such material subsidiaries, together with our company, collectively, the Credit Parties). The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock and 100% of the non-voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of March 27, 2021, we remain in compliance with the restrictive covenants.

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

Liquidity and Capital Resources. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements, including the DisplayLink acquisition, the Broadcom Business Acquisition, and our debt service obligations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the effectiveness of vaccines on variants of COVID-19, including the deployment of those vaccines to help reduce the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 27, 2021 were as follows (in millions):

	Remaining in Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	Thereafter	Total
Long-term debt (1)	$5.6	$543.7	$16.0	$16.0	$16.0	$464.0	$1,061.3
Leases	2.7	10.1	6.3	4.8	4.0	13.4	41.3
Purchase obligations and other commitments (2)	44.0	67.6	44.9	4.6	—	—	161.1
Transition tax payable (3)	—	0.9	1.8	2.4	3.0	—	8.1
Total	$52.3	$622.3	$69.0	$27.8	$23.0	$477.4	$1,271.8

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the remaining balance of the one-time transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits of $22.9 million. As of March 27, 2021, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 27, 2021, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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

Our assessment excluded DisplayLink which was acquired on July 31, 2020. DisplayLink had net revenues of approximately $78.9 million and total tangible assets of approximately $60.2 million, which are included in our condensed consolidated financial statements as of and for the nine months ended March 27, 2021. We are currently assessing the control environment of this acquired business. DisplayLink sales constitute approximately 7.8% of our sales for the nine-month period covered by this Report, their tangible assets constitute approximately 4.7% of our tangible assets as of the end of such period and their total liabilities constitute approximately 3.6% of our total liabilities.

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

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 27, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.4 billion for our common stock repurchase program, which expires at the end of July 2021. As of March 27, 2021, the remaining amount authorized for the repurchase of our common stock was $177.4 million. During the three-month period ended March 27, 2021, we did not repurchase any shares under our common stock repurchase program.

ITEM 6. EXHIBITS

4.1

Indenture, dated as of March 11, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 11, 2021).

4.2	Form of 4.000% Senior Notes due 2029 (included in Exhibit 4.1).

10.1

Second Amended and Restated Credit Agreement, dated March 11, 2021, by and among Synaptics Incorporated, as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, MUFG Union Bank, N.A. and BMO Capital Markets Corp., as joint lead arrangers, joint bookrunners and co-syndication agents (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 11, 2021.)

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

SYNAPTICS INCORPORATED

Date: May 6, 2021	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: May 6, 2021	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer