Form 10-K
period 2021-06-26
SYNAPTICS Inc
filed 2021-08-23
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 26, 2021

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (22,303,576 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 24, 2020 of $86.15, was $1,921,453,072.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 13, 2021, there were outstanding 38,854,107 shares of the registrant's Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2021

Statement Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 26, 2021 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based.  Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response to the outbreak, governmental authorities implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. In certain countries in which we operate, governments took swift and effective measures to stem the spread, while in other countries in which we operate governments were slow to react or missed opportunities to effectively contain the spread. Although some of these restrictions and other containment measures have since been lifted or scaled back, ongoing surges of COVID-19 have resulted in the re-imposition of certain restrictions and containment measures and may lead to other restrictions being re-implemented in the future in response to efforts to reduce the rapid spread of COVID-19 and its variants.

The health and wellbeing of our workforce is our highest priority.  Many of our employees have worked from home since the COVID-19 outbreak was declared a pandemic in order to minimize the potential risk of spread of COVID-19 in our office environment.  As the broad roll out of vaccines continues in various countries in which we operate, many employees have returned to the office environment on a part- or full-time basis.  As more employees return to the office, we will continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic continues to remain uncertain, we expect that the ongoing global vaccination programs will moderate the overall severity and duration and remain cautiously optimistic the most significant impact has passed.  If more infectious COVID-19 variants become resistant to the existing vaccines, however, we could experience renewed and sustained business disruption.  To date, we have not incurred significant disruptions to our business or a materially negative impact on our condensed consolidated results of operations and financial condition from the COVID-19 outbreak, and continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread, vaccinate large portions of the population and achieve herd immunity.

We will continue to evaluate the nature and scope of the impact to our business, consolidated results of operations, and financial condition and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

Overview

We are a leading worldwide developer and supplier of custom-designed semiconductor solutions that is changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go.  Our current served markets include Internet of Things, or IoT, personal computer, or PC, and Mobile.  We deliver complete chip, firmware and software semiconductor solutions that include connectivity products, audio input and output System-On-Chips, or SoCs, high-definition video and vision SoCs, SoCs with artificial intelligence capabilities, touch controllers, touchpads, display drivers and fingerprint biometric sensors.

We are a market leader in providing premium mixed signal semiconductor solutions to our target markets. Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smart home devices, automotive solutions, notebook computers and peripherals, smartphones and tablets, and many large OEMs for audio and video products.  We generally supply our product solutions to our OEM customers through their contract manufacturers, which take delivery of our products and pay us directly for such products.

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

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002.  Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were the 52-week periods ended June 26, 2021, and June 27, 2020, and the 53-week period ended June 29, 2019.

IoT Applications Market

Our IoT market solutions broadly consist of wireless connectivity (Wi-Fi, Bluetooth and global positioning system, or GPS) products, SoC products, display and touch integrated circuits for use in automobiles, and a wide range of audio and video products and solutions. Our SoC products are used in human experience solutions for enabling smart devices at the edge.  We enable products that power smart assistant speakers, over-the-top multimedia devices, wireless speakers, voice driven intelligent devices including those integrating far-field technology, personal voice and audio products, set top boxes, video interface solutions for docking stations, high-speed connectivity for virtual reality devices, video surveillance, SoCs and imaging solutions for use in printers and fax/modems.  In addition, our automotive solutions include over a decade of mass production experience in mature touch solutions and display drivers adapted from our mobile consumer business to meet automotive-grade quality standards. Net revenue for our IoT product solutions accounted for approximately 43%, 24%, and 21% of our net revenue for fiscal 2021, 2020 and 2019, respectively.

Within the fast-growing consumer IoT market, we continue to expand our footprint in various devices by bringing converged video, vision, audio, and voice technologies coupled with artificial intelligence and wireless connectivity capabilities. Our deep investment in far-field voice technology, our intellectual property portfolio for video, vision, audio and security, and our significant experience enabling Android-based platforms for service providers, coupled with our focus on enabling high performance, low power, and highly secure SoC solutions enable us to effectively serve our existing customers and position us to grow within the addressable market of consumer IoT devices.

PC Product Applications Market

We provide custom product solutions for navigation, cursor control, and access to devices or applications through fingerprint authentication, for many of the world’s premier PC OEMs.  These functions are offered as both stand-alone and integrated touch pads plus fingerprint recognition solutions.  In addition to notebook applications, other PC product applications for our technology include peripherals, such as high-end keyboards and accessory touchpads.  Net revenue for our product solutions for PC product applications accounted for approximately 27%, 24%, and 18% of our net revenue for fiscal 2021, 2020, and 2019, respectively.

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

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human experience product solutions to major OEMs of electronic devices position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the mobile product applications markets.  Mobile product applications include smartphones, augmented reality and virtual reality devices, tablets, large touchscreen applications, as well as a variety of mobile, handheld, and entertainment devices.  Our array of product solutions for mobile product applications are designed to enrich the interface on smartphones, tablets, and peripherals, and enable the owner to view the screen on these devices and to more seamlessly interact with the content on these devices.  We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, advanced functionality, small size, low power consumption, durability, and reliability enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Net revenue for our mobile product applications accounted for approximately 30%, 52%, and 61% of our net revenue for fiscal 2021, 2020, and 2019, respectively.  Our ongoing success in serving these markets will depend upon our ability to demonstrate to OEMs the advantages of our product solutions in terms of performance, usability, size, simplified security, durability, power consumption, integration, and industrial design possibilities; and the success of products utilizing our product solutions.

The virtual reality, or VR, augmented reality, or AR, and mixed reality markets represent growth opportunities for our differentiated display driver products.  The AR/VR market is expected to continue to grow, with many large OEMs developing new products and applications.  Our high-performance, low power display driver technology is well-suited to the demands of the AR/VR market.

Acquisitions

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020. As of March 27, 2021, our purchase consideration was $444.0 million. The results of DisplayLink are included in our consolidated financial statements for the period from August 1, 2020 through June 26, 2021.  For further discussion of the DisplayLink acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/global navigation satellite system, or GNSS, products and business in the IoT market, or the Broadcom Business Acquisition, for an aggregate consideration of $250.0 million in cash that closed on July 23, 2020.  We also entered into certain transition agreements with Broadcom for a period of three years. The results of the Broadcom Business Acquisition are included in our condensed consolidated financial statements for the period from July 24, 2020 through June 26, 2021.  For further discussion of the Broadcom Business Acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

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

In December 2019, we entered into an asset purchase agreement with a third-party to sell the assets of our liquid-crystal display, or LCD, Touch Controller and Display Driver Integration, or TDDI, product line for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and organic light-emitting diode, or OLED, for the mobile market. The assets sold under the asset purchase agreement for cash consideration of $138.7 million and had a carrying value of approximately $33.6 million as of the closing date of the transaction in April 2020.  The gain on sale of this portion of a product line was $105.1 million.

Investment

In December 2020, we invested $5.0 million in Eta Compute in exchange for preferred stock.  This investment provides us with a partnership that enables us to better address expanded industry opportunities for artificial intelligence applications.  The investment is accounted for under the cost method.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of premium semiconductor product solutions for each of the target markets in which we operate, including the IoT applications market, the PC product applications market, and the mobile product applications markets, with a key focus on expanding our market share.  Key aspects of our strategy to achieve this objective include those set forth below.

Extend Our Technological Leadership

We plan to utilize our extensive intellectual property portfolio, engineering know-how, and technological expertise to extend the functionality of our current product solutions and offer new and innovative product solutions to customers across multiple markets.  We intend to continue utilizing our technological expertise to reduce the overall size, cost, and power consumption of our product solutions while increasing their applications, capabilities, and performance.  We plan to continue enhancing the ease of use and functionality of our solutions.  We plan to invest in our research and development efforts through our engineering activities, including advancement of existing technologies, the hiring of key engineering personnel, and strategic acquisitions and alliances.  We believe that these efforts will enable us to meet customer expectations and achieve our goal of supplying, on a timely and cost-effective basis, easy to use, functional human experience semiconductor product solutions to our target markets.

Focus on and Grow in the IoT Market

We intend to capitalize on the growth of the IoT market including solutions for smart home and home automation, video delivery over wired and wireless, voice enabled assistants, virtual reality, video interface docking, and wearables.  We intend to build upon our existing innovative and intuitive and intelligent semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets.  We will offer our solutions to existing and potential customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of our OEMs’ products.  We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

Enhance Our Position in the PC Product, Smartphone, and Tablet Application Markets

We intend to continue introducing market-leading human experience product solutions in terms of performance, power consumption, functionality, size, and ease of use for the PC product, smartphone, and tablet applications markets.  We plan to continue enhancing our customers’ industrial design options and device functionality through innovative product development, in order to enhance and grow our position within our target markets. As the high-end market for smartphones continues the shift to OLED solutions, we intend to deliver further enhancements to our products to support that market.

Emphasize and Expand Customer Relationships

We intend to emphasize and expand our strong and long-standing customer relationships and seek to build and establish successful relationships with new customers.  In each market we serve, we plan to provide the most advanced human experience product solutions for our customers.  We believe that our human experience product solutions enable our customers to deliver a positive user experience and to differentiate their products from those of their competitors.  We continually strive to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality solutions on a timely and cost-effective basis.  To do so, we work continually to improve our productivity, reduce costs, and increase the speed of delivery of our product solutions.  We focus on providing timely pre- and post-sales support to our customers, assisting with their efforts to develop, integrate, and manufacture their products with our solutions.

We plan to offer IoT voice, audio, and video solutions, wireless connectivity solutions, touch and display driver solutions, and fingerprint sensor solutions, as well as design tools, technical support and documentation to assist in the development of human experience designs in products such as PC peripherals, digital entertainment devices, smartphones, notebooks, and other applications.  We offer our customers a choice of our chip solutions or our custom module solutions.  Our chip solution consists of our proprietary integrated circuit, firmware, and software, including customer-specific firmware and software, while our custom module solution enables customers to utilize our proprietary integrated circuit together with third-party components and assembly.

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

Competitive Advantages

We develop advanced human experience technologies that enrich the users’ experience in interacting and engaging with their computing, communications, and entertainment devices.  We engage with our customers in the design of their custom products and offer product solutions ranging from chips, which may include customer-specific firmware, to full module solutions. Our innovative and intuitive human experience product solutions are engineered to accommodate diverse platforms, and our expertise in device interfaces and usability help improve the features and functionality of our solutions.  Our extensive array of technologies includes chips, firmware, software, mechanical and electrical designs, artificial intelligence, or AI, and algorithm-based pattern recognition, multi-finger touch-sensing technologies, advanced noise mitigation technologies, display driver technologies, image, voice, and multimedia processing.

Our products are custom-engineered, total solutions including sensor design, module layout, application specific integrated circuits, or ASICs, firmware, and software features for which we provide design, manufacturing, and testing support. This allows us to be a one-stop supplier for complete human experience design from concept prototyping, to product development, manufacturing, testing and support.  Through our engineering know-how and technological expertise, we provide our customers with solutions that address their individual design requirements and result in high-performance, feature-rich, and reliable interface solutions.  We believe our solutions offer the following characteristics:

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

Ultra-Low Power Edge AI

Our ultra-low power edge AI platform includes a highly integrated edge AI SOC designed for battery powered wireless devices equipped with audio or camera capabilities for consumer and industrial IoT applications.  These solutions are designed for a wide range of power constrained IoT applications used in office buildings, retail, factories, warehouses, robotics, and smart homes and cities.

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

VideoSmart™

Our VideoSmart series SoCs include CPUs running at up to 40K Dhrystone Million Instructions per Second, gaming-grade Graphics Processing Unit, or GPUs, voice, and neural network processing units, or NPU.  These powerful solutions combine a central processing unit, or CPU, NPU, and GPU, into a single software-enriched SoC. They enable smart multimedia devices including set-top boxes, or STB, over-the-top, or OTT, streaming devices, soundbars, surveillance cameras and smart displays.

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

ClearViewTM

Our ClearView display driver products offer advanced image processing and low power technology for displays on electronic devices, including smartphones and tablets. ClearView products include adaptive image processing that works in concert with proprietary customization options to enable development of efficient and cost-effective high-performance solutions and faster time to market.  Our display driver products offer automatic regional control of color balance that optimizes light and dark areas of an image simultaneously, and sunlight readability enhancement capabilities that optimize image quality under various lighting conditions.  Our virtual reality bridge and virtual reality display driver integrated circuit, or DDIC, chips enable our customers to move to higher resolution displays that solve the “screen door” effect caused by lower resolution displays.

TouchViewTM

Our TouchView solutions include our TDDI products that combine two chips, a touch controller, and a display driver, into a single chip that incorporates all the features of our ClearView and ClearPad products.  TouchView products enable thinner form factors to help customers minimize component count and add flexibility to their industrial designs.  These products are used in large screen devices, including notebooks and tablets, and are also certified for automotive display applications.

Other Products

Other product solutions we offer include Dual Pointing Solutions, and TouchStykTM.  Our dual pointing solutions offer TouchPad with a pointing stick in a single notebook computer, enabling users to select their interface of choice.  TouchStyk is a self-contained pointing stick module that uses capacitive technology similar to that used in our TouchPad.

Technologies

We have developed and own an extensive array of technologies, encompassing ASICs, firmware, software, mechanical and electrical designs, display systems, pattern recognition, touch-sensing technologies, fingerprint sensing, voice, audio, imaging, modem, and multimedia technologies.  We continue to develop technology in these areas.  We believe these technologies and the related intellectual property rights create barriers for competitors and allow us to provide high-value human experience semiconductor product solutions in a variety of high-growth markets.

Our broad line of semiconductor product solutions is currently based upon the following key technologies:

•	Proprietary microcontroller technology;
•	Proprietary vector co-processor technology;
•	Multimedia processing technology;
•	Voice and audio technology;
•	Pattern recognition technology;
•	Deep learning and neural network inferencing technology.
•	Mixed-signal integrated circuit technology;
•	Wireless connectivity technology;
•	Video interface and compression technology;
•	Imaging and modem technology;
•	Capacitive position and force sensing technology;
•	Capacitive active pen technology;
•	Multi-touch technology; and
•	Display systems and circuit technology.

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

Multimedia Processing Technology.  This technology allows us to create multimedia SoC products for set-top boxes, soundbars, digital personal assistants, smart displays, virtual reality, OTT, audio, and video.  Our video processing technology includes hardware and algorithms to reduce analog and digital noise, convert to different video formats, and enhance color and contrast.  Our products include security and secure encrypt/decrypt technology, including secure boot and hardware root of trust.

Voice and Audio Technology.  This technology allows us to develop human experience and communication products based on voice and audio interaction.  The technology embodies a broad range of analog and mixed signal circuits expertise and audio signal processing algorithms, including:

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

Wireless Technology.  Our wireless connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, and satellite-based GPS/GNSS mobile navigation receivers. Wi-Fi allows devices on a local area network to communicate wirelessly, adding the convenience of mobility to the utility of high-speed data networks. We offer a family of high performance, low power Wi-Fi chipsets. We offer products which incorporate the latest Wi-Fi standards such as 802.11AX, which is known as Wifi-6. Bluetooth is a low power technology that enables direct connectivity between devices. We offer a family of Bluetooth silicon and software solutions that enable customers to easily and cost-effectively add Bluetooth functionality to virtually any device. These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.

We also offer a family of GPS and GNSS semiconductor products, software, and data services. These products are part of a broad location platform that enable customer devices to wirelessly communicate and receive precise location and navigational data from satellite constellations for use in various location services applications.

Video Compression Technology.  Our video interface solutions include our ConnectSmart and DisplayLink portfolios, offering a full range of interface solutions that connect devices to external displays and support the latest versions of the most widely used protocols, connectors, and operating systems. Our flexible product lines for connecting devices combine high-performance interface with low power consumption and are designed for both commercial and consumer end-products. Our solutions have been broadly adopted by the top OEMs and original device manufacturers, or ODMs, to enable video expansion and protocol conversion, leverage high-end features, and deliver the bandwidth needed to drive multiple high-resolution external displays simultaneously.

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

Multi-touch Technology.  This technology allows us to create capacitive touch products that simultaneously track the presence, position, and other characteristics of multiple objects in contact with or in close proximity to a flat or curved touch surface.  It enables, for example, the recognition of multi-finger gestures, the tracking of a stylus position while the user’s palm is also in contact with the touch surface, and the simultaneous interaction of multiple users with the same touch surface.

Display Systems and Circuit Technology.  This technology enables us to develop optimized human experience semiconductor product solutions with improved compatibility with their application environments. This technology consists of mobile and large format display semiconductor expertise, including the following functional blocks:

•	TCONs;
•	Thin-Film-Transistor, or TFT, gamma references;
•	Smooth dimming and content adaptive brightness control;
•	Contrast enhancement;
•	Color enhancement;

•	Gamma curve control;
•	Force, touch, and display synchronization;
•	Local area active contrast optimization;
•	Adaptive image compression and decompression;
•	Sub-pixel rendering;
•	Demura compensation;
•	Rounded corner processing;
•	Frame rate control;
•	High-speed serial interfaces such as mobile industry processor interface display serial interface, or MIPI DSI, and Qualcomm mobile display digital interface, or MDDI; and
•	Display power circuits such as inductive switchers, charge pumps, and LDOs.

This technology also enables us to develop advanced products that combine the functions of the display and touch sensing systems to enable highly integrated display and touch functionality with improved performance, thinner form factors, and lower system cost.

Our latest addition to our automotive portfolio is an automotive-grade TDDI for indium gallium zinc oxide and amorphous silicon gate-in-panel displays and low-temperature polycrystalline panels up to 4K resolution.

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

Our research and development programs focus on the development of accurate, easy to use, reliable, and intuitive human experiences for electronic devices.  We believe our innovative interface technologies can be applied to many diverse products, and we believe the interface is a key factor in the differentiation of these products.  AI-at-the-edge is a focus area for us in enabling better performance and enhancing user experience in many of these products.  We believe that our interface technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability.  We also intend to pursue strategic relationships and acquisitions to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.

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

As of the end of fiscal 2021, we employed 1,085 people in our technology, engineering, and product design functions in the United States, or the U.S., China, Taiwan, Japan, the United Kingdom, or the U.K., India, Poland, Korea, and Hong Kong.  Our research and development expenses were $313.4 million, $302.5 million, and $342.7 million for fiscal 2021, 2020, and 2019, respectively.

Intellectual Property Rights

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products.  We rely on a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, and other statutory and contractual provisions to protect our intellectual property, but these measures may provide only limited protection.

As of June 26, 2021, we held 2,095 active patents and 708 pending patent applications worldwide that expire between 2021 and 2042.  Collectively, these patents and patent applications cover various aspects of our key technologies, including those for touch sensing, voice processing, secure biometrics, display drivers, touch and display integration, docks and adapters, video interfaces, WiFi, Bluetooth, GPS, audio processing, video processing, edge computing, open AI tools, and computer vision.  Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

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

Customers

Our customers include many of the world’s largest mobile and PC OEMs, based on unit shipments, as well as many large IoT OEMs, automotive manufacturers and a variety of consumer electronics manufacturers.  Our demonstrated track record of technological leadership, design innovation, product performance, cost-effectiveness, and on-time deliveries have resulted in our leadership position in providing human experience semiconductor product solutions.  We believe our strong relationship with our OEM customers, many of which are also currently developing product solutions which are focused in several of our target markets, will continue to position us as a source of supply for their product offerings.

Our leading OEM customers in fiscal 2021 included the following:

•Acer	•Microsoft
•Ampak	•Oculus
•Bouygues Telecom	•Oppo Mobile
•Dell	•Poly
•Ford	•Samsung
•Fujitsu	•Sony
•Google	•Targus
•Goodway	•Technicolor
•Hewlett-Packard	•Toshiba
•Honor	•Toyota Motor
•Huawei	•Vivo
•Lenovo	•Winstar
•Logitech	•Xiaomi

We generally supply custom-designed products to OEMs through their contract manufacturers, supply chain or distributors.

We consider both the OEMs and their contract manufacturers or supply chain partners to be our customers, as well as in some cases, our distributors.  Both the OEMs and their partners may determine the design and pricing requirements and make the overall decision regarding the use of our human experience semiconductor product solutions in their products.  The contract manufacturers and distributors place orders with us for the purchase of our products, take title to the products purchased upon delivery by us, and pay us directly for those purchases.  The majority of these customers do not have return rights except for warranty provisions.

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

As of the end of fiscal 2021, we employed 189 sales and marketing professionals.  We maintain customer support offices domestically and internationally, which are located in the U.S., Taiwan, China, India, Korea, Japan, and Europe.  In addition, we utilize value-added resellers and sales distributors that are primarily located in the U.S., China, Korea and Taiwan.

International sales constituted over 98% of our revenue for each of fiscal 2021, 2020, and 2019. Approximately 68%, 78%, and 78% of our sales in fiscal 2021, 2020, and 2019, respectively, were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major notebook computer and mobile product applications OEMs.  Our sales are almost exclusively denominated in U.S. dollars.  This information should be read in conjunction with Note 12 Segment, Customers, and Geographic Information to the consolidated financial statements contained elsewhere in this report.

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

After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or are shipped directly to our customers.  During the assembly process, our die or ASIC is either combined with other components to complete the module for our custom human experience solution or the ASIC is maintained as a standalone finished good.  The finished assembled product is subsequently shipped directly to our customers or by our contract manufacturers directly to our customers for integration into their products.

We believe our third-party manufacturing strategy provides a scalable business model, enables us to concentrate on our core competencies of research and development, technological advances, and product design and engineering, and reduces our capital investment.

Our third-party contract manufacturers and semiconductor fabricators are predominately Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements.  As a result of recent supply constraints and capacity shortages affecting the global semiconductor industry, we have entered into long-term capacity and pricing agreements with some suppliers.  Our reliance on these parties exposes us to vulnerability owing to our dependence on a few sources of supply.  We believe, however, that other sources of supply are available.  In some cases, we have alternative sources of suppliers to mitigate supplier risk; however, in the current environment, all of them could be constrained.  We may establish relationships with other contract manufacturers in order to reduce our dependence on any one source of supply.

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order.  In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to its net realizable value and charge such write-downs to cost of revenue.  We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations.  In addition, the impact of entering into long-term capacity agreements could create significant inventory write-down if the end customer demand declines.

Competition

IoT

Our SoC solutions enable new forms of media consumption and integrate video processing, far-field voice and linguistics processing products are sold into market segments that offer significant potential growth, ranging from home automation applications, smart assistant platforms, surveillance cameras, to STB/OTT platforms. The markets for STB/OTT products, surveillance cameras, home automation, and smart assistant solutions require strong technology innovation and deep systems and systems engineering expertise. Our principal competition in these markets include Broadcom, MediaTek, AmLogic, and Ambarella, among others.

We provide voice processing silicon and software solutions for voice-enabled devices, consumer and commercial imaging, and next-generation audio applications. In addition to our voice solutions, we support the audio headphone and virtual reality/mixed reality head mounted display industry with universal serial bus-c, or USB-C, audio codec solutions for next generation wireless audio devices and wearables. Our competitors in the sale of audio products include Cirrus Logic, DSP Group, BES Technic, and Realtek.

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

We also provide fax, modem and print silicon and software solutions for printers, fax machines, point of sale terminals, and medical applications. Our principal competitors in these markets are Marvell and Qbit.

PC and Mobile

Our touch, display and fingerprint-based semiconductor products are sold into markets for PC product applications, mobile product applications, and other electronic devices.  The markets for touchscreen products are characterized by rapidly changing technology and intense competition.  Our principal competition in the sale of touchscreen products includes Samsung LSI, Broadcom, Goodix and various other companies involved in human experience semiconductor product solutions.  Our principal competitors in the sale of notebook touch pads are Cirque Corporation, Elan Microelectronics and Goodix.  Our principal competitors in the sale of display driver products for the PC and mobile product applications markets include Focaltech, Novatek Microelectronics, Samsung LSI and SiliconWorks.  Our principal competitors in the sale of fingerprint authentication solutions for PC product applications markets are Egis Technology, Elan Microelectronics, and Goodix.

Corporate Social Responsibility

Synaptics strives to be a leading corporate citizen.  We uphold the most ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to social and governance priorities will help enhance long-term value for our stockholders. Our Board of Directors is responsible for overseeing our environmental, social, and governance policies and practices.  With guidance from the Board of Directors, our management team applies an integrated methodology to financial matters, corporate governance, and corporate responsibility, leading to increased accountability, better decision making and ultimately creating better long-term value. This focus on environmental, social and governance factors influences everything we do.

Environmental

We have implemented internal green programs and initiatives to reinforce our commitment to minimizing natural resource consumption, improving sustainability, disposing of end-of-life products in an environmentally safe manner, reducing waste, and increasing reuse and recycling programs company-wide.  For example, our headquarters uses 100% renewable energy sources, and we follow the European Union’s rules regarding the Restriction of Hazardous Substances in Electrical and Electronic Equipment in the design and manufacture of all our products.

Social

Our employees and communities are the heart of our company, and we take pride in our social responsibility to them as well becoming better global citizens. We support our local communities through charitable causes and events, and we have numerous programs in place around the world that promote our commitments to diversity, equality of opportunity, non-discrimination, and the highest standards of human rights.  We are committed to the use of a socially responsible supply chain.  Our efforts include maintaining a supplier policy that bars the use of forced or child labor and governs the use and distribution of conflict minerals.

Governance

We are dedicated to supporting leading corporate governance and board practices to ensure oversight accountability and transparency in our business practices. We place a high value on ethical actions, individual integrity, and fair dealing in every aspect of what we do.

Accountability

Our Board of Directors and management are strongly committed to our corporate responsibility policies and will continue to regularly evaluate these policies to ensure an effective outcome and strict adherence by our employees, suppliers, vendors, and partners.  We actively monitor and audit our internal compliance with our Code of Conduct and other corporate social responsibility policies and programs.

Human Capital

Our company has been built on the collective contributions from people of many countries, religions, and ethnic backgrounds. People are our most critical asset and our success depends on them. We want to attract, develop, and retain the world’s best talent.

Competition for talent in our industry is extremely intense. Our human resource strategy and programs are focused on attracting, engaging, and retaining this talent.

Our Board of Directors and Board committees provide oversight on certain human capital matters. The Audit Committee provides oversight of business risks and our company’s Code of Business Conduct and Ethics, both of which have relevance for human capital. The Nominations and Corporate Governance Committee has oversight for environment, social, and governance strategy, which includes talent attraction and retention and inclusion and diversity. The Compensation Committee provides oversight of our overall compensation philosophy, policies, and programs, and assesses whether our compensation establishes appropriate incentives for executive officers and employees

As of June 26, 2021, we employed 1,463 employees. We have employees in North America, Asia/Pacific and Europe which represent approximately 27%, 62% and 11%, respectively, of our employee population as of June 26, 2021.

Competitive Compensation and Benefits

We provide competitive compensation, benefits, and wellness offerings to our employees. We have a strong pay for performance philosophy. We align executive compensation with our corporate strategies, business objectives and the creation of long-term value for our stockholders without encouraging unnecessary or excessive risk-taking.

Engagement and Development

We strive to create exceptional employee experiences. Our focus is on creating a space for employees to do their best work and feel valued and engaged. We also provide opportunities for employees to connect and use their time, talent, and resources to enhance the communities where we live and work. We have created multiple channels of communication between our Chief Executive Officer, or CEO, and our employees. We gather insights into successes, challenges, solutions to problems and what is top of mind for employees across the business through formal and informal channels.

Employees have various opportunities to learn though technical, compliance and other professional trainings.  We offer career advancement opportunities to employees at Synaptics and are focused on leadership development.

Inclusion & Diversity

We believe that diverse teams are more innovative and productive. Our goal is to cultivate an environment that not only allows for, but also encourages, everyone to collaborate and participate equally to foster individual and company growth.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of August 13, 2021:

Name	Age	Position
Michael Hurlston	54	President and Chief Executive Officer
Dean Butler	39	Chief Financial Officer
Saleel Awsare	56	Senior Vice President and General Manager, PC & Peripherals Division
John McFarland	54	Senior Vice President, General Counsel and Secretary
Craig Stein	54	Senior Vice President and General Manager, Mobile and IoT Divisions

Michael Hurlston has been the President and Chief Executive Officer of our company since August 19, 2019. Prior to joining our company, Mr. Hurlston served as the Chief Executive Officer and a member of the Board of Directors of Finisar Corporation (“Finisar”) from January 2018 to August 2019. Prior to joining Finisar, he served as Senior Vice President and General Manager of the Mobile Connectivity Products/Wireless Communications and Connectivity Division and held senior leadership positions in sales, marketing, and general management at Broadcom Limited (“Broadcom”) and its predecessor corporation from November 2001 through October 2017. Prior to joining Broadcom in 2001, Mr. Hurlston held senior marketing and engineering positions at Oren Semiconductor, Inc., Avasem, Integrated Circuit Systems, Micro Power Systems, Exar and IC Works from 1991 until 2001. Mr. Hurlston is a member of the board of directors of Flex Ltd. Mr. Hurlston serves on the Board of Executive Trustees of the UC Davis Foundation and on the Dean’s Executive Committee for the College of Engineering and the Dean’s Advisory Counsel for the Graduate School of Management at the University of California, Davis. Mr. Hurlston holds Bachelor of Science and Master of Science degrees in Electrical Engineering and a Master of Business Administration degree from the University of California, Davis.

Dean Butler has been the Chief Financial Officer of our company since October 21, 2019. Prior to joining our company, Mr. Butler served as Vice President of Finance at Marvell Technology Group Ltd. (“Marvell”) from July 2016 to October 2019. Prior to joining Marvell, he served as Controller of the Ethernet Switching Division at Broadcom from January 2015 through July 2016. Prior to joining Broadcom, Mr. Butler held senior finance positions at Maxim Integrated from May 2007 to December 2014. Mr. Butler holds a Bachelor of Business Administration degree in Finance from the University of Minnesota Duluth.

Saleel Awsare has been the Senior Vice President and General Manager of our PC and Peripherals unit since July 2020. Previously, Saleel was the Senior Vice President and General Manager of our IoT Division from April 2019 to July 2020 and the Senior Vice President of Corporate Marketing & Investor Relations from December 2018 until April 2019. Prior to joining our company as Corporate Vice President and General Manager of Audio & Imaging Products in July 2017, he was President of Conexant Systems, LLC (“Conexant”) from March 2016 to July 2017, and Senior Vice President & General Manager of Audio & Imaging from April 2012 to March 2016. Synaptics acquired Conexant in July 2017. Prior to joining Conexant, Mr. Awsare served as President of Nuvoton Technology Corporation's (“Nuvoton”) U.S. operations and General Manager of Nuvoton’s audio and voice divisions from December 2008 to March 2012. Prior to joining Nuvoton, Mr. Awsare was the Executive Vice President and General Manager of mixed signal products for Winbond Electronics Corporation America (“Winbond”). Prior to joining Winbond, Mr. Awsare was a director of engineering for Information Storage Devices. Mr. Awsare is a member of the Board of Trustees of Stevens Institute of Technology. Mr. Awsare holds a Bachelor of Science degree in Electrical Engineering from Stevens Institute of Technology and a Master of Science degree in Engineering Management from Santa Clara University.

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

Craig Stein has been the Senior Vice President and General Manager, Mobile & IoT Division since March 2021. Previously, Mr. Stein was the Senior Vice President of Product Development from September 2020 to March 2021. Prior to joining our company, Mr. Stein was Vice President & General Manager in the Data Center Products Group at Intel Corporation (“Intel”) and Head of Engineering & General Manager, Data Center Group from May 2016 to August 2018. Prior to joining Intel, Mr. Stein held key leadership positions at other semiconductor, technology, and transportation companies, including Chief Operating Officer and General Manager at Polara Engineering, Vice President of Research & Development at Knowles Corp., Director of Engineering at Broadcom, and Research & Development Manager at Hewlett Packard. Mr. Stein has five issued patents and five others pending. Mr. Stein holds a Bachelor of Science degree in Electrical

Engineering from the University of California, Berkeley, and a Master of Science degree in Electrical Engineering from San Jose State University.

ITEM 1A.RISK FACTORS

You should carefully consider the following factors, together with all the other information included in this report, in evaluating our company and our business.

Risks Related to Our Markets and Customers

We currently depend on our solutions for the Internet of Things (IoT), PC, and mobile product applications markets for a substantial portion of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.

We currently depend on our solutions for the IoT, PC, and mobile product applications markets for a substantial portion of our revenue. Any downturn in sales of our products into any of these markets would adversely affect our business, revenue, operating results, and financial condition.  Similarly, a softening of demand in any of these markets, or a slowdown of growth in any of these markets because of changes in customer preferences, the emergence of applications not including our solutions, or other factors would cause our business, operating results, and financial position to suffer.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to three direct customers each accounted for 10% or more of our net revenue in fiscal 2021.  During fiscal 2021, we had three OEM customers that integrated our products into their products representing approximately 22%, 17% and 11% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

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

Our product solutions may not be successful in new markets. Various target markets for our product solutions, such as IoT, may develop slower than anticipated or could utilize competing technologies.  The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

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

If we fail to maintain and build relationships with our customers, or our customers’ products that utilize our solutions do not gain widespread market acceptance, our revenue may stagnate or decline.

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

We must maintain our relationships with our existing customers and expand our relationships with OEMs in new markets. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay, subject to certain limitations.  In order to meet the expectations of our customers, we must provide innovative solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals.  If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue.

In addition to maintaining and expanding our customer relationships, we must also identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that incorporate our solutions.  Our failure to identify potential growth opportunities in the markets in which we operate, particularly in the IoT market, or our failure to establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

Risks Related to Our Supply Chain

We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our operating results.

We depend on our contract manufacturers and semiconductor fabricators to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in Asia.  We provide our contract manufacturers with six-month rolling forecasts of our production requirements.  We generally do not, however, have long-

term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  In our fiscal year 2021, we faced manufacturing capacity constraints as a result of the supply constraints and capacity shortages affecting the global semiconductor industry that materially limited our ability to meet our customers’ demand forecasts, thereby limiting our potential revenue growth during the fiscal year. As a result of the supply shortages, we have entered into long-term capacity and pricing agreements with certain of our suppliers.  If end customer demand declines, these long-term capacity agreements could result in significant write-downs of inventory.  On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins.  Although we have been able to obtain increased production capacity from our third-party contract manufacturers in the past, there is no guarantee that our contract manufacturers will be able to increase production capacity to enable us to meet our customer demands in the future.  Our contract manufacturers also serve other customers, a number of which have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice.

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

The inability to obtain sufficient quantities of components and other materials necessary for the production of our products could result in reduced or delayed sales or lost orders.  Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia.  In most cases, neither we nor our contract manufacturers have long-term supply contracts with these suppliers.  As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials.  Our customers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products into which our product solutions are incorporated. Supply shortages in our fiscal year 2021 have resulted in increased product costs, not all of which we passed on to our customers. Future shortages of materials and components, including potential supply constraints of silicon, could cause delayed shipments and customer dissatisfaction, which may result in lower revenue.

Risks Related to Product Development

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

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies.  This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.  Depressed economic conditions, a slowdown in the markets in which we operate, the emergence of new products not including our product solutions, rapid changes in the markets in which we operate, and competitive pressures may result in lower demand for our product solutions and reduced unit margins.

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

We operate in rapidly changing, highly competitive markets.  Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions.  Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets.  Therefore, we may be required to expend substantial funds for and commit significant resources to enhancing and developing new technology, which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential solutions.

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

Risks Related to International Sales and Operations

Changes to import, export and economic sanction laws may expose us to liability, increase our costs and adversely affect our operating results.

As a global company headquartered in the U.S., we are subject to U.S. laws and regulations, including import, export, and economic sanction laws. These laws may include prohibitions on the sale or supply of certain products to embargoed or sanctioned countries, regions, governments, persons, and entities, may require an export license prior to the export of the controlled item, or may otherwise limit and restrict the export of certain products and technologies.  Many of our customers, suppliers and contract manufacturers are foreign companies or have significant foreign operations. The imposition of new or additional economic and trade sanctions against our major customers, suppliers or contract manufacturers could result in our inability to sell to, and generate revenue from such customer, supplier, or contract manufacturer. As a result of restrictive export laws, our customers may also develop their own solutions to replace our products or seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, which could material and adversely affect our business and operating results.

In addition, compliance with additional export regulations may result in increased costs to the company. Although we have an export compliance program, maintaining and adapting our export controls program to new and shifting regulations is expensive, time-consuming and requires significant management attention. Failure to comply with trade or economic sanctions could subject the company to legal liabilities and fines from the U.S. government. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not materially restricted our operations in the recent past, there is a significant risk that they could do so in the future, which would materially and adversely affect our business and operating results.

Changes to international trade policy and rising concerns of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations.

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

In addition, the institution of trade tariffs both globally and between the U.S. and China carry the risk that China’s overall economic condition may be negatively affected, which could affect our China operations, including the manufacturing operations on which we rely in China. Further, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or to our OEMs selling to customers in China, which could impact our business, revenue, and operating results.

International sales and manufacturing risks could adversely affect our operating results.

Our manufacturing and assembly operations are primarily conducted in Taiwan, China, and Korea by contract manufacturers and semiconductor fabricators.  We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, India, Japan, Korea, Poland, Switzerland, Taiwan, and the U.K.  These international operations expose us to various economic, political, regulatory, and other risks that could adversely affect our operations and operating results, including the following:

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

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars.  A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services.  In the future, customers may negotiate pricing and make payments in non-U.S. currencies.  For fiscal 2021, approximately 13% of our costs were denominated in non-U.S. currencies, including British pounds, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, Polish zloty, and Swiss francs.

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

Risks Related to Our Employees

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and other key personnel.  The competition for qualified management and key personnel, especially engineers, is intense.  Although we maintain nondisclosure covenants with most of our key personnel, and our key executives have change of control severance agreements, we do not have employment agreements with many of them.  The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the U.S., could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

Risks Related to Our Intellectual Property

Our ability to compete successfully and continue growing as a company depends on our ability to adequately protect our proprietary technology and confidential information.

We protect our proprietary technology and confidential information through the use of patents, trade secrets, trademarks, copyrights, confidentiality agreements and other contractual provisions. The process of seeking patent protection is lengthy and expensive. Further, there can be no assurance that even if a patent is issued, that it will not be challenged, invalidated, or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage.  Failure to obtain trademark registrations could compromise our ability to fully protect our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we operate. In particular, the validity, enforceability and scope of protection of intellectual property in China, where we derive a significant portion of our net sales, and certain other countries where we derive net sales, are still evolving and historically, have not protected and may not protect in the future, intellectual property rights to the same extent as laws developed in the U.S.

We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products and therefore, some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited.  Confidentiality and non-disclosure agreements that are in place may not be adequate to protect our proprietary technologies or may be breached by other parties. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention assignment agreements.  Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products or may use our technologies and products competitively and without appropriate limitations. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Other companies, including our competitors, may independently develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our technologies and products.

We may pursue, and from time to time defend, litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others.  Litigation whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

Any claims that our technologies infringe the intellectual property rights of third parties could result in significant costs and have a material adverse effect on our business.

We cannot be certain that our technologies and products do not and will not infringe issued patents or other third-party proprietary rights.  Any claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us.  We may also have to pay substantial damages to third parties or indemnify customers or licensees for damages they suffer if the products they purchase from us or the technology they license from us violates any third-party intellectual property rights. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses to use such third-party technology could prevent us from manufacturing, using, or selling certain of our products, and there is no guarantee that we will be able to develop or acquire alternate non-infringing technology.

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

Risks Related to Acquisitions

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

In connection with our acquisition in July 2017 of Conexant Systems, we agreed to assume certain environmental liabilities, including remediation of environmental impacts at a property formerly owned and operated by Conexant (the “Conexant Site”) and for potential future claims alleging personal injury or property damage related to the environmental impacts at and about the Conexant Site. We continue to incur costs to investigate and remediate the Conexant Site’s environmental impacts, and we are at risk for future personal injury and property damage claims related to the Conexant Site.  Various federal, state, and local authorities regulate the release of hazardous substances into the environment and can impose substantial fines if our remediation efforts at or about the Conexant Site fail or are deemed inadequate.  In addition, changes in laws, regulations and enforcement policies, the discovery of previously unknown contamination at the Conexant Site, the implementation of new technology at the Conexant Site, or the establishment or imposition of stricter federal, state, or local cleanup standards or requirements with respect to the Conexant Site could require us to incur additional costs in the future that could have a negative effect on our financial condition or results of operations.

Risks Factors Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement, our 4.000% senior notes due 2029, or the Senior Notes, and other indebtedness we may incur from time to time.

On March 11, 2021, we completed the offering of the Senior Notes in the aggregate principal amount of $400.0 million, with a corresponding amendment and restatement of our credit agreement, or as amended and supplemented, the Credit Agreement, with the lenders party thereto, or the Lenders, and Wells Fargo Bank, National Association, or the Administrative Agent, as administrative agent for the Lenders. The Senior Notes include a mandatory semi-annual payment of a 4.000% coupon.  We are permitted under the indenture governing our Senior Notes and the Credit Agreement to incur additional debt under certain conditions, including additional secured debt.  If new debt were to be incurred in the future, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under the Notes, the Credit Agreement, or our other outstanding debt from time to time;
•

risking an event of default if we fail to comply with the financial and other covenants contained in the Notes indenture or the Credit Agreement, which could result in the Senior Notes or any outstanding bank debt becoming immediately due and payable and could permit the lenders under the Credit Agreement to foreclose on the assets securing such bank debt;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our debt with variable interest rates, including the debt that we may incur under the Credit Agreement;
•

the London interbank offered rate, or LIBOR, index is expected to be discontinued at the end of June 2023 and the replacement rate could be more volatile or more costly, resulting in a higher cost of borrowing under our Credit Agreement;

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the Credit Agreement, the indenture governing the Senior Notes or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

The covenants in the Credit Agreement impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement includes certain covenants that limit (subject to certain exceptions) our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) incur or suffer to exist liens securing indebtedness; (iii) make investments; (iv) consolidate, merge or transfer all or substantially all of our assets; (v) sell assets; (vi) pay dividends or other distributions on, redeem or repurchase capital stock; (vii) enter into transactions with affiliates; (viii) amend, modify, prepay or redeem subordinated indebtedness; (ix) enter into certain restrictive agreements; and (x) engage in a new line of business. In addition, the Credit Agreement contains financial covenants that (i)  require the ratio of the amount of our consolidated total indebtedness to consolidated EBITDA to be less than certain maximum ratio levels, and (ii) require the ratio of the amount of our consolidated EBITDA to consolidated interest expense to be greater than a certain minimum ratio level.

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

General Risk Factors

Our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by health epidemics, including the COVID-19 pandemic.

Public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate could adversely impact our operations, as well as the operations of our suppliers and customers. Any of these public health threats and related consequences could adversely affect our operating results and financial condition.

COVID-19 has spread rapidly and enveloped most of the world, causing a global public health crisis. On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Governments in affected countries continue to periodically impose travel bans, quarantines, and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial lockdown measures. These restrictions, and prevention and mitigation measures, have had an adverse impact on global economic conditions, which could materially adversely affect our future operations. Uncertainties regarding the economic impact of the COVID-19 outbreak have resulted in market turmoil, which could also negatively impact our business, financial condition, and cash flows.

These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The disruptions to our operations caused by the COVID-19 outbreak may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Also, some suppliers of materials used in the production of our products may be located in areas more severely or repeatedly impacted by COVID-19 and its variants, which could limit our ability to obtain sufficient materials for our products. In addition, the severe global economic disruption caused by COVID-19 may cause our customers and end-users of our products to suffer significant economic hardship, which could result in decreased demand for our products in the future and materially adversely affect our business, operating results, financial condition (including liquidity) and prospects.

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

The failure to manage our planned growth effectively could strain our resources, which would impede our ability to increase revenue.  We have increased the number of our solutions in the past and may plan to further expand the number and diversity of our solutions and their use in the future.  Our ability to manage our planned diversification and growth effectively will require us to:

•	successfully hire, train, retain, and motivate additional employees, including employees outside the U.S.;
•	efficiently plan, expand, or cost-effectively reduce our facilities to meet headcount requirements;
•	enhance our global operational, financial, and management infrastructure; and
•	expand our development and production capacity.

In connection with the expansion and diversification of our product and customer base, we may increase our personnel and make other expenditures to meet demand for our expanding product offerings, including offerings in the IoT market, the PC applications market, and the mobile product applications market.  Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability.  Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our contract manufacturers.  An inability to quickly expand our development, design or production capacity or an inability of our third-party manufacturers to quickly expand development, design, or production capacity to meet this customer demand could result in a decrease to our revenue or operating results. If we cannot manage our growth effectively, our business and operating results could suffer.

We face risks associated with security breaches or cyberattacks.

We face risks associated with security breaches or cyberattacks of our computer systems or those of our third-party representatives, vendors, and service providers.  Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, ransomware, and other attacks by third parties, or similar disruptive problems.  If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company, our employees and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following: liability for stolen assets or information; fines imposed on us by governmental authorities for failure to comply with privacy laws or for disclosure of any personally identifiable information as a part of such attack; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; and expenses to rectify the consequences of the security breach or cyberattack.  In addition, any compromise of security from a security breach or cyberattack could deter customers or business partners from entering into transactions that involve providing confidential information to us.  As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

We collect, use, and store personally identifiable information, or PII, as part of our business and operations.  We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of PII.  The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business process, business record or data localization requirements. The theft, loss or misuse of PII collected, used, stored or transferred by us, our any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or our failure to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to us, including litigation, which could have an adverse effect on our business, operating results, cash flows, and financial condition.

Our charter documents and Delaware law could make it more difficult for a third-party to acquire us and discourage a takeover.

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when such attempts may be in the best interests of our stockholders.  Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock.  Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”  Our certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the election.  The classification of directors tends to discourage a third-party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors.  Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships.  A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships, thereby increasing the difficulty of, or delaying a third-party’s efforts in, replacing a majority of directors.

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
•

general financial market conditions or occurrences, including market volatility resulting from geopolitical risks, and rivalries, acts of war, terrorist attacks, cybersecurity attacks, health pandemics, financial market technological glitches and interruptions of trading activity.

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

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we own and utilize approximately 161,000 square feet of facilities.  We also have research and development functions in leased offices in California, Georgia, and Massachusetts.  Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions.  We have leased facilities with logistics operations in Hong Kong and Japan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland, and Taiwan, and leased facilities with engineering design support operations in China, India, Japan, Korea, Poland, Switzerland, Taiwan, the U.K. and California, U.S.

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

Stockholders

As of August 13, 2021, there were approximately 120 holders of record of our common stock.  The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 13, 2021 was $172.93.

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

Issuer Purchases of Equity Securities

From April 2005 through July 2021, our Board of Directors cumulatively authorized the repurchase of $1.8 billion for our common stock in our stock repurchase program, which expires in July 2025.  The remaining amount authorized for repurchase under our stock repurchase program was $577.4 million.  During the three-month period ended June 26, 2021, there were no repurchases under our stock repurchase program.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 26, 2021 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Russell 2000 Index.  The graph assumes an investment of $100 on June 30, 2016.  The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Russell 2000 Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index and The Russell 2000 Index

$300
$250
$200
$150
$100
$50
6/16
6/17
6/18
6/19
6/20
6/21
Synaptics Incorporated
Nasdaq Composite Index
Russell 2000 Index

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response to the outbreak, governmental authorities implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. In certain countries in which we operate, governments took swift and effective measures to stem the spread, while in other countries in which we operate governments were slow to react or missed opportunities to effectively contain the spread. Although some of these restrictions and other containment measures have since been lifted or scaled back, ongoing surges of COVID-19 have resulted in the re-imposition of certain restrictions and containment measures and may lead to other restrictions being re-implemented in the future in response to efforts to reduce the rapid spread of COVID-19 and its variants.

The health and wellbeing of our workforce is our highest priority.  Many of our employees have worked from home since the COVID-19 outbreak was declared a pandemic in order to minimize the potential risk of spread of COVID-19 in our office environment.  As the broad roll out of vaccines continues in various countries in which we operate, many employees have returned to the office environment on a part- or full-time basis.  As more employees return to the office, we will continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic continues to remain uncertain, we expect that the ongoing global vaccination programs will moderate the overall severity and duration and remain cautiously optimistic the most significant impact has passed.  If more infectious COVID-19 variants become resistant to the existing vaccines, however, we could experience renewed and sustained business disruption.  To date, we have not incurred significant disruptions to our business or a materially negative impact on our condensed consolidated results of operations and financial condition from the COVID-19 outbreak, and continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread, vaccinate large portions of the population and achieve herd immunity.

We will continue to evaluate the nature and scope of the impact to our business, consolidated results of operations, and financial condition and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

Overview

We are a leading worldwide developer and supplier of custom-designed semiconductor solutions that is changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. We believe our results to date reflect the combination of our customer focus and the strength of our intellectual property and our engineering know-how, which allow us to develop or engineer products that meet the demanding design specifications of our OEMs.

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. For fiscal 2021, revenue from the IoT product applications market accounted for 43.4% of our net revenue, revenue from the PC product applications market accounted for 26.5% of our net revenue, and revenue from the mobile product applications market accounted for 30.2% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia. With our expanding global presence, including offices in China, Hong Kong, India, Japan, Korea, Poland, Switzerland, Taiwan, the U.K., and the U.S., we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. As a result of recent supply constraints and capacity shortages affecting the global semiconductor industry, we have entered into long-term capacity and pricing agreements with some suppliers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology; backlog; supplier arrangements; manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, to cost of revenue.

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

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human experience solutions for OEM customers prior to and after our OEMs’ commitment to incorporate those solutions into their products. In addition, we expense in-process research and development projects acquired as part of a business acquisition, which have not yet reached technological feasibility, and which have no foreseeable alternative future use. We continue to commit to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

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

Gain on sale of audio technology assets includes the sale of limited audio technology intangible assets.  See below under “Divestiture”.

Gain on sale of assets includes the sale of our TDDI product line for LCD mobile displays.  See below under “Divestiture”.

Interest and other expense, net, primarily reflects interest expense on our Senior Notes, 0.50% convertible senior notes due in 2022, or Convertible Notes, and revolving line of credit as well as the amortization of debt issuance costs and discount on our convertible notes, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Equity investment loss includes amortization of intangible assets reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd. See Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report.

Acquisitions

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020. As of June 26, 2021, our purchase consideration was $444.0 million. The results of DisplayLink are included in our consolidated financial statements for the period from August 1, 2020 through June 26, 2021.  For further discussion of the DisplayLink acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, or Broadcom Business Acquisition, for an aggregate consideration of $250 million in cash which closed on July 23, 2020.  We also entered into certain transition agreements with Broadcom for a period of three years. The results of the Broadcom Business Acquisition are included in our consolidated financial statements for the period from July 24, 2020 through June 26, 2021.  For further discussion of the Broadcom Business Acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

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

In December 2019, we entered into an asset purchase agreement with a third-party to sell the assets of our TDDI product line for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and OLED for the mobile market. The assets sold under the asset purchase agreement had a carrying value of approximately $33.6 million as of the closing date of the transaction in April 2020 for cash consideration of $138.7 million.  The gain on sale of this business component was $105.1 million.

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

Revenue Recognition

Our revenue is primarily generated from the sale of ASIC chips, either directly to a customer or to a distributor. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time we recognize revenue as the warranty is considered an assurance warranty and not a performance obligation. Non-product revenue is recognized over the same period of time such performance obligations are satisfied. We then select an appropriate method for measuring satisfaction of the performance obligations.

Revenue from sales to distributors is recognized upon shipment of the product to the distributors (sell-in basis). Master sales agreements are in place with certain customers, and these agreements typically contain terms and conditions with respect to payment, delivery, warranty, and supply. In the absence of a master sales agreement, we consider a customer's purchase order or our standard terms and conditions to be the contract with the customer.

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

Inventory

We state our inventories at the lower of cost or net realizable value.  We base our assessment of the ultimate realization of inventories on our projections of future demand and market conditions.  Sudden declines in demand, rapid product improvements, or technological changes, or any combination of these factors can cause us to have excess or obsolete inventories.  On an ongoing basis, we review for estimated excess, obsolete, or unmarketable inventories and write down our inventories to their net realizable value based on our forecasts of future demand and market conditions.  If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required.  The following factors influence our estimates: changes to or cancellations of customer orders, unexpected or sudden decline in demand, rapid product improvements, technological advances, and termination or changes by our OEM customers of any product offerings incorporating our product solutions.

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

The valuation of the identifiable assets and liabilities includes assumptions made in performing the valuation, such as projected revenue, weighted average cost of capital, discount rates, estimated useful lives, and other relevant assessments. These assessments can be significantly affected by our estimates, judgments, and assumptions.  If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our purchase accounting or our results of operations.  If actual results are not consistent with our estimates, judgments, or assumptions, or if additional or new information arises in the future, beyond our one year measurement period, that affects our fair value estimates, then adjustments to our initial fair value estimates may have a material impact to our results of operations.

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2021 and 2020 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2021	2020	$ Change	% Change
IoT product applications	$580.9	$317.6	$263.3	82.9%
PC product applications	354.7	317.4	37.3	11.8%
Mobile product applications	404.0	698.9	(294.9)	(42.2%)
Net revenue	1,339.6	1,333.9	5.7	0.4%
Gross margin	611.2	543.1	68.1	12.5%

Operating expenses:
Research and development	313.4	302.5	10.9	3.6%
Selling, general, and administrative	144.9	127.0	17.9	14.1%
Acquired intangibles amortization	32.7	11.7	21	179.5%
Restructuring costs	7.4	33.0	(25.6)	(77.6%)
Gain on sale of audio technology assets	(34.2)	-	(34.2)	(100.0%)
Operating income	147.0	68.9	78.1	113.4%
Interest and other income, net	2.9	7.9	(5.0)	(63.3%)
Interest expense	(29.5)	(22.5)	(7.0)	31.1%
Loss on extinguishment of debt	(0.3)	—	(0.3)	(100.0%)
Gain on sale of assets	—	105.1	(105.1)	(100.0%)
Income before provision for income taxes	120.1	159.4	(39.3)	(24.7%)
Provision for income taxes	31.4	38.6	(7.2)	(18.7%)
Equity investment loss	(9.1)	(2.0)	(7.1)	355.0%
Net income	$79.6	$118.8	$(39.2)	(33.0%)

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2021 and 2020:

			Percentage
			Point
			Increase
	2021	2020	(Decrease)
IoT product applications	43.3%	23.8%	19.5%
PC product applications	26.5%	23.8%	2.7%
Mobile product applications	30.2%	52.4%	(22.2%)
Net revenue	100.0%	100.0%
Gross margin	45.6%	40.7%	4.9%

Operating expenses:
Research and development	23.4%	22.7%	0.7%
Selling, general, and administrative	10.8%	9.5%	1.3%
Acquired intangibles amortization	2.4%	0.9%	1.5%
Restructuring costs	0.6%	2.5%	(1.9%)
Gain on sale of audio technology assets	(2.6%)	0.0%	(2.6%)
Operating income	11.0%	5.2%	5.8%
Interest and other income, net	0.2%	0.6%	(0.4%)
Interest expense	(2.2%)	(1.7%)	(0.5%)
Gain on sale of assets	0.0%	7.9%	(7.9%)
Income before provision for income taxes	9.0%	11.9%	(2.9%)
Provision for income taxes	2.3%	2.9%	(0.6%)
Equity investment loss	(0.7%)	(0.1%)	(0.6%)
Net income	5.9%	8.9%	(3.0%)

Fiscal 2021 Compared with Fiscal 2020

Net Revenue.

Net revenue was $1,339.6 million for fiscal 2021 compared with $1,333.9 million for fiscal 2020, an increase of $5.7 million, or 0.4%.  Of our fiscal 2021 net revenue, $580.9 million, or 43.3%, of net revenue was from the IoT product applications market, $354.7 million, or 26.5%, of net revenue was from the PC product applications market, and $404.0 million, or 30.2%, of net revenue was from the mobile product applications market.  The overall increase in net revenue for fiscal 2021 was attributable to an increase of $263.3 million, or 82.9%, in net revenue from IoT product applications and an increase of $37.3 million, or 11.8%, in net revenue from PC product applications, partially offset by a decrease of $294.9 million, or 42.2%, in net revenue from mobile product applications.  The increase in net revenue from IoT product applications was primarily driven by a 26% increase in the units sold as well as a 45.2% increase in average selling prices. The increase in net revenue from PC product applications was driven by a 9.3% increase in the units sold and a 2.3% increase in average selling prices.  The decrease in mobile product applications was driven by a 35.4% decrease in the units sold due primarily to the divestment of our TDDI product line during the fourth quarter of fiscal 2020.

Gross Margin.

Gross margin as a percentage of net revenue was 45.6%, or $611.2 million, for fiscal 2021 compared with 40.7%, or $543.1 million, for fiscal 2020.  The 490 basis point increase in gross margin was primarily due to a favorable product mix and product costs reductions, partially offset by a $37.6 million increase in acquired intangibles amortization that was charged to cost of revenue during the year primarily related to the acquisition of DisplayLink and the Broadcom Business Acquisition and $26.0 million of inventory fair value adjustments associated with the DisplayLink acquisition.

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

Operating Expenses.

Research and Development Expenses.  Research and development expenses increased $10.9 million, to $313.4 million, for fiscal 2021 compared with fiscal 2020.  The increase in research and development expenses primarily reflected a $13.1 million increase in share-based compensation primarily due to an increase in our phantom stock liability resulting from the increase in our stock price; a $9.2 million increase due to the amortization of prepaid development services related to the Broadcom Business Acquisition; and a $1.5 million increase in non-employee services; partially offset by a $4.4 million decrease in software licenses and maintenance; a $3.8 million decrease in employee compensation and employment-related costs, resulting from a 9.9% decrease in research and development headcount from restructuring actions initiated in both fiscal 2020 and 2021 to reduce costs, which exceeded the increase in headcount due to recent acquisitions; a $2.4 million decrease in travel and entertainment related costs as a result of reduced headcount as well as travel restrictions related to the COVID-19 pandemic; and a $2.4 million in-process research and development charge in fiscal 2020 not repeated in fiscal 2021.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $17.9 million, to $144.9 million, for fiscal 2021 compared with fiscal 2020.  The increase in selling, general, and administrative expenses primarily reflected a $18.3 million increase in share-based compensation primarily due to new executive grants and the increase in value of our phantom stock liability resulting from the increase in our stock price; a $5.0 million increase in employee compensation and employment-related costs, largely driven by the timing of executive team hiring in fiscal year 2020 and 2021, including a higher overall bonus accrual driven by higher profitability in fiscal 2021; and a $1.2 million increase in accounting and consulting fees associated with our recent acquisitions; partially offset by a $3.7 million decrease in bad debt expense; a $3.0 million decrease in legal fees; and a $1.7 million decrease in travel and entertainment related costs as a result of travel restrictions related to the COVID-19 pandemic.

Acquired Intangibles Amortization.  Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions.  See Note 5 Acquired Intangibles to the consolidated financial statements contained elsewhere in this report.

Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations to reduce operating costs.  These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions.  Restructuring costs incurred in fiscal 2021 were $7.4 million and in fiscal 2020 were $33.0 million. See Note 13 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Audio Technology Assets.  Gain on sale of audio technology assets includes the sale of certain intangible assets related to our audio products.  See Note 1 Organization and Summary of Significant Accounting Policies, under Divestiture, to the consolidated financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and Other Income, Net.  Interest and other income, net was $2.9 million for fiscal 2021 compared with $7.9 million for fiscal 2020.  The decrease in interest and other income, net was due to lower interest rates in fiscal 2021.

Interest Expense.  Interest expense was $29.5 million and $22.5 million, in fiscal 2021 and 2020, respectively, which represents interest and amortization of debt issuance costs and discount on the $525.0 million aggregate principal amount of the Convertible Notes issued in June 2017 as well as interest and amortization of debt issuance costs on the $400.0 million principal amount of the Senior Notes issued in March 2021. See Note 6 Debt to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Assets. Gain on sale of assets in fiscal 2020 includes the sale of our TDDI product line for LCD mobile displays.  See Note 1 Organization and Summary of Significant Accounting Policies, under Divestiture, to the consolidated financial statements contained elsewhere in this report.

Provision for Income Taxes.

As a result of the decrease in the U.S. tax rate from the comprehensive tax legislation enacted in December 2017 by the U.S. government, commonly known as the Tax Cuts and Jobs Act, our U.S. statutory tax rate is lower than tax rates in many foreign jurisdictions in which we operate. This resulted in an increase to our effective tax rate relating to foreign tax rate differential for our fiscal 2019. However, this was largely offset by the remeasurement and release of various uncertain tax positions. See Note 11 Income Taxes to the consolidated financial statements contained elsewhere in this report for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2021, 2020, and 2019.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $3.4 million to an increase of $3.0 million.

Fiscal 2020 Compared with Fiscal 2019.

For discussion related to the results of operations and changes in financial condition for fiscal 2020 compared to fiscal 2019, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2020 Form 10-K, which was filed with the SEC on August 21, 2020.

Liquidity and Capital Resources

Our cash and cash equivalents were $836.3 million as of the end of fiscal 2021 compared with $763.4 million as of the end of fiscal 2020, an increase of $72.9 million. This increase reflected cash flows provided by operating activities of $319.2 million and $274.1 million of cash provided by financing activities, partially offset by $522.6 million of cash used in investing activities.

We consider almost all earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings.  As of June 27, 2021, $247.5 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we will be able to repatriate these funds without an impact on our tax provision.

Cash Flows from Operating Activities.  For fiscal 2021, the $319.2 million in net cash provided by operating activities was primarily attributable to net income of $79.6 million plus adjustments for non-cash charges, including acquired intangibles amortization of $110.1 million, share-based compensation costs of $66.1 million, depreciation and amortization of $21.6 million, and a reduction of $34.2 million for gain on sale of audio technology assets, as well as other non-cash adjustments of $30.4 million, and a net change in operating assets and liabilities of $45.6 million.  The net change in operating assets and liabilities related primarily to a $53.1 million decrease in inventories, a $32.2 million increase in accounts payable, and a $14.9 million increase in accrued compensation; partially offset by a $25.9 million increase in accounts receivable, a $17.2 million decrease in other accrued liabilities, and a $9.4 million increase in prepaid expenses and other current assets.  Our days sales outstanding remained flat at 63 days in fiscal 2021 as compared to fiscal 2020. Our inventory turns increased to seven in fiscal 2021 from six in 2020.

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

Cash Flows from Investing Activities.  Net cash used in investing activities for fiscal 2021 was $522.6 million and net cash provided by investing activities in 2020 was $119.9 million. Net cash used in investing activities for fiscal 2021 consisted primarily of $626.5 million used for the acquisition of businesses, net of cash and cash equivalents acquired, and $21.1 million used for the purchases of capital assets; partially offset by $95.8 million in proceeds from sales of investments and $34.2 million in proceeds from sale of audio technology assets.  Net cash provided by investing activities for fiscal 2020 consisted primarily of $138.7 million of proceeds from the sale of assets, partially offset by $16.3 million used for the purchases of capital assets.

Cash Flows from Financing Activities.  Net cash provided by financing activities for fiscal 2021 was $274.1 million and for fiscal 2020 was $93.9 million.  Our net cash provided by financing activities for fiscal 2021 was primarily attributable to $400.0 million in proceeds from issuance of debt and $27.8 million in proceeds from issuance of shares, partially offset by $100.0 million of payment on the line-of-credit borrowings, $28.2 million used for payroll taxes for restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs, and $19.4 million used for payment for redemption of convertible notes. Our net cash provided by financing activities for fiscal 2020 was primarily attributable to $100.0 million proceeds from borrowing under the line-of-credit and $34.5 million of proceeds from issuance of shares, partially offset by $30.2 million used to repurchase shares of our common stock in the open market and $9.7 million used for payroll taxes for RSUs, MSUs and PSUs.

For discussion related to the statement of cash flows for fiscal 2019, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2019 Form 10-K, which was filed with the SEC on August 23, 2019.

Common Stock Repurchase Program. As of June 26, 2021, our Board of Directors had authorized the purchase of up to an aggregate of $1.4 billion of our common stock pursuant to our common stock repurchase program, which was subsequently increased to $1.8 billion in August 2021 and extended through July 2025.  The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors.  The number of shares purchased, and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock purchased under this program is held as treasury stock.  From April 2005 through the end of fiscal 2021, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion.  As of June 26, 2021, and as of August 2021, we had $177.4 million, and $577.4 million, respectively, remaining under our common stock repurchase program.

Senior Debt. On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, or the Senior Notes Indenture, by and among us, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee.

The Senior Notes Indenture provides that the Senior Notes will bear interest at a rate of 4.0% per annum, payable in cash semi-annually in arrears on December 15 and June 15 of each year, commencing on June 15, 2021. The Senior Notes will mature on June 15, 2029 and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our current and future domestic restricted subsidiaries that guarantee our obligations under our senior secured credit facilities.

Prior to June 15, 2024, we may redeem the Senior Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the Senior Notes Indenture, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.

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

The Senior Notes are our general unsecured obligations. The Senior Note guarantees are the senior unsecured obligations of each guarantor. Under certain circumstances, the guarantors may be released from their Senior Note guarantees without consent of the holders of Senior Notes. Under the terms of the Senior Notes Indenture, the Senior Notes rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to our and the guarantors’ future indebtedness and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes. The Senior Notes are effectively subordinated to our and the guarantors’ existing and future secured indebtedness, including secured indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing such indebtedness. The Senior Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes.

The Senior Notes Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the Senior Notes Indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all or substantially all of its assets.

The Senior Notes Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Senior Notes Indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the maturity of the principal, and accrued and unpaid interest, if any, on all outstanding Senior Notes.

Convertible Debt. On June 20, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, or collectively, the Initial Purchasers, pursuant to which we issued and sold, and the Initial Purchasers purchased, $500 million aggregate principal amount of our 0.50% convertible senior notes due in 2022, or the Convertible Notes, in a private placement transaction. Pursuant to the Purchase Agreement, we also granted the Initial Purchasers a 30-day option to purchase up to an additional $25 million aggregate principal amount of Convertible Notes, which was exercised in full on June 21, 2017. The net proceeds, after deducting the Initial Purchasers’ discounts, were $514.5 million, which included proceeds from the Initial Purchasers’ exercise of their option to purchase additional Convertible Notes. The Convertible Notes were issued pursuant to an Indenture, dated as of June 26, 2017, or the Convertible Notes Indenture, by and among us, and Wells Fargo, National Association, as trustee. We received the net proceeds on June 26, 2017, which we used to repurchase shares of our common stock, to retire our outstanding bank debt, and to provide additional cash resources to fund the Conexant and Marvell Business Acquisitions.

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

Effective April 1, 2021, the Sales Price Condition of our Convertible Notes had been met at the end of the preceding calendar quarter and holders of our notes became entitled to redeem their notes in accordance with the terms of the Convertible Notes Indenture during the calendar quarter ending June 30, 2021. During the fourth quarter of fiscal 2021, a total of $19.4 million principal amount of our Convertible Notes were submitted for conversion, which was completed by June 26, 2021 through a combination of $19.4 million in cash and 118,092 shares of common stock from our treasury shares, resulting in a loss of approximately $0.3 million.

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

On June 1, 2021, we provided an irrevocable notice of redemption for all $525,000,000 aggregate principal amount of our outstanding Convertible Notes, or Redemption. The Convertible Notes are redeemable at a cash redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date of August 4, 2021, or the Redemption Price.

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate is equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which is the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement with a Specified Dollar Amount per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of the our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we paid $505.6 million in cash for the principal amount of Convertible Notes outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021, we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of June 26, 2021, there was no balance outstanding under the revolving credit facility.  The weighted average annualized interest rate on these borrowings for the fiscal year ended June 26, 2021, was 2.65%.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale that ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement, which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued at the end of 2021. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as selected by us and the administrative agent, which may include the Secured Overnight Financing Rate, or SOFR.

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100.0 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of June 26, 2021, we remain in compliance with the restrictive covenants.

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

Working Capital Needs.  We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, and available credit under our revolving credit facility will be sufficient to meet our working capital and other cash requirements and our debt service obligations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the effectiveness of vaccines on COVID-19 variants, including the deployment of those vaccines to help reduce the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not currently anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements.  While we have accrued taxes on almost all of our undistributed earnings of our foreign subsidiaries, if we did remit such earnings, we may be required to pay certain state and foreign taxes to repatriate these funds, which would impact our operating cash flows.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2021 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,033.2	$521.2	$32.0	$32.0	$448.0
Leases	37.7	10.0	10.3	7.7	9.7
Purchase obligations and other commitments (2)	136.1	86.1	50.0	—	—
Transition tax payable (3)	8.1	0.9	4.2	3.0	—
Total	$1,215.1	$618.2	$96.5	$42.7	$457.7

(1)	Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)	Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
(3)

Represents the tax amount for the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result of the Tax Cuts and Jobs Act, enacted into law on December 22, 2017.

The amounts in the table above exclude unrecognized tax benefits related to uncertain tax positions of $22.6 million.  As of June 26, 2021, we were unable to make a reasonably reliable estimate of when settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

Subsequent to our fiscal year ended June 26, 2021, we executed an agreement for purchase and supply commitment with one of our contract manufacturers, under which we have a minimum commitment obligation estimated at approximately $111.0 million over a period of three years.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In August 2020, the Financial Accounting Standards Board, or FASB, issued accounting standard update, or ASU, No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under Accounting Standards Codification, or ASC, 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, an amendment of the FASB Accounting Standards Codification. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intra-period tax allocations and deferred tax liabilities for equity method investments and adds guidance regarding whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We will adopt this ASU at the beginning of our fiscal 2022, and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Foreign Currency Exchange Risk

Our total net revenue for fiscal 2021, 2020, and 2019 was denominated in U.S. dollars.  Costs denominated in foreign currencies were approximately 13%, 12%, and 11% of our total costs for fiscal 2021, 2020, and 2019, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 2% and 3% of our accounts payable were denominated in foreign currencies at June 26, 2021 and June 27, 2020, respectively.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost, and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $14.9 million and our net income by approximately $17.2 million for fiscal 2021, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Interest Rate Risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We do not use our investment portfolio for trading or other speculative purposes.  There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2021.

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

Conclusions Regarding Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a significant portion of our employees are working from home while under governmental restrictions. Established business continuity plans were initiated in order to mitigate the impact to our control environment, operating procedures, data, and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 26, 2021, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 26, 2021.  The effectiveness of our internal control over financial reporting as of June 26, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Item 1. Business – Information about our Executive Officers.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
(b)	Exhibits
Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed
2.1(a)#	Asset Purchase Agreement, dated December 18, 2019, by and among Synaptics Incorporated and Creative Legend Investments Ltd.	Quarterly Report on Form 10-Q	February 6, 2020

2.1(b)#	First Amendment to Asset Purchase Agreement, dated March 3, 2020, by and among Synaptics Incorporated and Creative Legend Investments Ltd.	Quarterly Report on Form 10-Q	May 7, 2020

2.1(c)	Second Amendment to Asset Purchase Agreement, dated April 15, 2020, by and among Synaptics Incorporated and Beijing OmniVision Technologies Co. Ltd.	Annual Report on Form 10-K	August 21, 2020

2.2#

Agreement and Plan of Merger, dated July 17, 2020, by and among Synaptics Incorporated, DisplayLink Corp., Falcon Merger Sub, Inc., the sellers who became parties thereto and Shareholder Representative Services LLC

		Quarterly Report on Form 10-Q	November 5, 2020

3.1	Certificate of Incorporationv	Quarterly Report on Form 10-Q	February 21, 2002

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	Registration Statement on Form 8-A	August 16, 2002

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010)	Current Report on Form 8-K	August 2, 2010

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant	Current Report on Form 8-K	December 7, 2004

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant	Current Report on Form 8-K	October 22, 2010

4.1	Form of Common Stock Certificate	Annual Report on Form 10-K	September 12, 2002

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee	Current Report on Form 8-K	June 26, 2017

4.3	Form of 0.50% Convertible Senior Note due 2022	Current Report on Form 8-K	June 26, 2017

4.2	Description of Registrant’s Securities	Annual Report on Form 10-K	August 23, 2019

4.3	Indenture, dated as of March 11, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K	March 11, 2021

4.6	Form of 4.000% Senior Notes due 2029 (included in Exhibit 4.3).

Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed
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

		Current Report on Form 8-K	March 11, 2021

10.2(a)*	Synaptics Incorporated 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(b)*	Form of Restricted Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(c)*	Form of Market Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(d)*	Form of Performance Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.3(a)*	2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(b)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 29, 2020

10.3(c)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(d)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(e)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(f)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Filed herewith

10.3(g)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Filed herewith

10.4*	2019 Employee Stock Purchase Plan	Registration Statement on Form S-8	November 1, 2019

10.5(a)*	Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 30, 2018	Current Report on Form 8-K	November 1, 2018

10.5(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan	Annual Report on Form 10-K	August 18, 2017

10.5(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan	Current Report on Form 8-K	October 22, 2010

10.5(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan	Annual Report on Form 10-K	August 18, 2017

Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed
10.5(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan	Quarterly Report on Form 10-Q	February 8, 2018

10.5(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan	Quarterly Report on Form 10-Q	February 8, 2018

10.6*	Change of Control Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.7*	Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.8*	Form of Director and Officer Indemnification Agreement	Current Report on Form 8-K	May 17, 2016

10.9*	Employment Offer Letter, dated February 7, 2019 between the registrant and Kermit Nolan	Quarterly Report on Form 10-Q	May 9, 2019

10.10*	Written Description of the Synaptics Incorporated Retention Program Adopted May 6, 2019	Annual Report on Form 10-K	August 23, 2019

10.11*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston	Quarterly Report on Form 10-Q	November 17, 2019

10.12*	Employment Offer Letter, dated October 7, 2019 between the registrant and Dean Butler	Quarterly Report on Form 10-Q	February 6, 2020

10.13*	Employment Offer Letter, dated February 26, 2020 between the registrant and Phil Kumin	Annual Report on Form 10-K	August 21, 2020

10.14*	Employment Offer Letter, dated December 4, 2018 between the registrant and Saleel Awsare	Annual Report on Form 10-K	August 21, 2020

10.15*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.16*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

21	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1##	Section 1350 Certification of Chief Executive Officer	Furnished herewith

32.2##	Section 1350 Certification of Chief Financial Officer	Furnished herewith

101.INS Inline	XBRL Instance Document	Filed herewith

101.SCH Inline	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

*	Indicates a contract with management or compensatory plan or arrangement.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted
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

SYNAPTICS INCORPORATED

Date: August 20, 2021	By:	/s/ Michael E. Hurlston
Michael E. Hurlston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Hurlston	President and Chief Executive Officer,	August 20, 2021
Michael E. Hurlston	and Director (Principal Executive Officer)

/s/ Dean Butler	Senior Vice President and Chief Financial Officer	August 20, 2021
Dean Butler	(Principal Financial Officer)

/s/ Kermit Nolan	Corporate Vice President and Chief Accounting	August 20, 2021
Kermit Nolan	Officer (Principal Accounting Officer)

/s/ Nelson C. Chan	Chairman of the Board	August 20, 2021
Nelson C. Chan

/s/ Kiva A. Allgood	Director	August 20, 2021
Kiva A. Allgood

/s/ Jeffrey D. Buchanan	Director	August 20, 2021
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 20, 2021
Keith B. Geeslin

/s/ Susan Hardman	Director	August 20, 2021
Susan Hardman

/s/ James L. Whims	Director	August 20, 2021
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 26, 2021 and June 27, 2020, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended June 26, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 26, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended June 26, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of inventories and losses on inventory purchase obligations

As discussed in Note 1 to the consolidated financial statements, the Company held $82.0 million of inventories as of June 26, 2021, which are stated at the lower of cost or net realizable value. The Company records a write-down for excess, obsolete, or unmarketable inventories based on forecasts of future demand and market conditions.  Additionally, a liability and a charge are recorded to cost of sales for estimated losses on inventory the Company is obligated to purchase from contract manufacturers when a customer delays its delivery schedule, cancels its order, or for other factors.

We identified the valuation of inventories associated with excess, obsolete, or unmarketable inventories and losses on inventory purchase obligations as a critical audit matter.  A higher degree of auditor judgment was required to evaluate the Company’s estimate of net realizable value for these inventories and losses on inventory purchase obligations. Specifically, there is a high degree of subjectivity in evaluating the effect of any unexpected or sudden declines in market demand that may result from changes to or cancellations of customer orders, rapid product improvements, or technological advances due to the nature of the evidence available related to these factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop the estimated net realizable value of inventory and recognition of losses related to outstanding inventory purchase obligations, including controls related to the evaluation of the effect of any unexpected or sudden declines in market demand. For a selection of inventory items, we assessed the Company’s assumptions by comparing them to historical activity and demand forecasts. We also considered customer communications, as well as end user and third-party publications. For a selection of inventory items, we recalculated the required write-downs and losses and compared this to the recorded amounts. We confirmed with the Company’s significant vendors regarding outstanding purchase obligations of the Company. Additionally, we tested a sample of returns which resulted from quality related issues of the Company's products during the year and subsequent to period-end to evaluate if additional write-downs or losses were warranted.

Evaluation of certain intangible assets acquired through business combinations

As discussed in Note 4 to the consolidated financial statements, during the year ended June 26, 2021, the Company consummated two business combinations for total consideration of $670.6 million. In connection with these acquisitions, the Company recorded various intangible assets, which included developed technology, customer relationships, and In-Process Research & Development (“IPR&D”) with an acquisition-date fair value of $175.0 million, $72.0 million, and $51.0 million, respectively.

We identified the evaluation of the fair value allocated to acquired developed technology, customer relationships and IPR&D intangible assets as a critical audit matter.  We performed sensitivity analyses to determine the significant assumptions used to value the acquired intangible assets, individually and in the aggregate. The fair value of these acquired intangible assets were sensitive to possible changes to the following key assumptions, requiring a high degree of auditor judgment and the use of valuation professionals with specialized skills and knowledge:

Developed technology:

●	Forecasted revenue growth rates
●	Technology migration

Customer relationships:

●	Estimated customer ramp up periods

IPR&D:

●	Forecasted revenue growth rates
●	Technology migration

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation processes, including controls related to the development of the key assumptions, as listed above. We evaluated the reasonableness of the Company’s forecasted revenue growth rates, technology migration, and estimated customer ramp up periods by comparing them to historical actual results of the acquired entities and certain peer and market participant data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●

evaluating certain peer group and market participant data used in the assessment of forecasted revenue growth rates by assessing the appropriateness of the guideline comparable companies identified by management’s specialist and recalculating certain peer group and market participant data

●	assessing the reasonableness of technology migration based on the nature of the technology acquired.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Santa Clara, California
August 20, 2021

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$836.3	$763.4
Accounts receivable, net of allowances of $5.8 at June 2021 and 2020	228.3	195.3
Inventories	82.0	102.0
Prepaid expenses and other current assets	33.1	16.9
Total current assets	1,179.7	1,077.6
Property and equipment, net	91.2	84.3
Goodwill	570.0	360.8
Acquired intangibles, net	301.5	93.4
Non-current other assets	84.4	77.7
	$2,226.8	$1,693.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97.6	$60.6
Accrued compensation	76.4	59.5
Income taxes payable	29.4	33.0
Other accrued liabilities	96.2	91.0
Convertible notes, net	487.1	—
Total current liabilities	786.7	244.1

Long-term debt	394.4	100.0
Convertible notes, net	—	486.6
Other long-term liabilities	78.5	44.0
Total liabilities	1,259.6	874.7

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 66,963,006 and 65,871,648 shares issued, and 35,331,903 and 34,122,453 shares outstanding, at June 2021 and 2020, respectively	0.1	0.1
Additional paid-in capital	1,391.5	1,340.2
Treasury stock: 31,631,103 and 31,749,195 common shares at June 2021 and 2020, respectively, at cost	(1,205.4)	(1,222.6)
Retained earnings	781.0	701.4
Total stockholders' equity	967.2	819.1
	$2,226.8	$1,693.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2021	2020	2019
Net revenue	$1,339.6	$1,333.9	$1,472.2
Cost of revenue	728.4	790.8	975.1
Gross margin	611.2	543.1	497.1
Operating expenses:
Research and development	313.4	302.5	342.7
Selling, general, and administrative	144.9	127.0	131.3
Acquired intangibles amortization	32.7	11.7	11.7
Restructuring costs	7.4	33.0	17.7
Gain on sale of audio technology assets	(34.2)	—	—
Total operating expenses	464.2	474.2	503.4
Operating income/(loss)	147.0	68.9	(6.3)
Interest and other income	2.9	7.9	3.9
Interest expense	(29.5)	(22.5)	(21.2)
Loss on redemption of convertible notes	(0.3)	—	—
Gain on sale of assets	—	105.1	—
Impairment recovery on investments, net	—	—	2.8
Income/(loss) before provision for income taxes and equity investment loss	120.1	159.4	(20.8)
Provision for income taxes	31.4	38.6	0.3
Equity investment loss	(9.1)	(2.0)	(1.8)
Net income/(loss)	$79.6	$118.8	$(22.9)

Net income/(loss) per share:
Basic	$2.29	$3.54	$(0.66)
Diluted	$2.08	$3.41	$(0.66)

Shares used in computing net income/(loss) per share:
Basic	34.8	33.6	34.6
Diluted	38.3	34.8	34.6

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Fiscal Year
	2021	2020	2019
Net income/(loss)	$79.6	$118.8	$(22.9)
Other comprehensive loss:
Change in unrealized net loss on investments	—	—	(1.5)
Comprehensive income/(loss)	$79.6	$118.8	$(24.4)

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at June 2018	62,889,679	$0.1	$1,195.2	$(1,073.9)	$1.5	$606.4	$729.3
Net loss	—	—	—	—	—	(22.9)	(22.9)
Other comprehensive income	—	—	—	—	(1.5)	—	(1.5)
Issuance of common stock for share- based award compensation plans	1,394,269	—	21.3	—	—	—	21.3
Payroll taxes for deferred stock units	—	—	(9.4)	—	—	—	(9.4)
Purchases of treasury stock	—	—	—	(118.5)	—	—	(118.5)
Share-based compensation	—	—	59.0	—	—	—	59.0
Balance at June 2019, as reported	64,283,948	0.1	1,266.1	(1,192.4)	—	583.5	657.3
Cumulative effect of changes in accounting principles for leases	—	—	—	—	—	(0.9)	(0.9)
Balance at June 2019, as adjusted	64,283,948	0.1	1,266.1	(1,192.4)	—	582.6	656.4
Net income	—	—	—	—	—	118.8	118.8
Issuance of common stock for share- based award compensation plans	1,587,700	—	34.5	—	—	—	34.5
Payroll taxes for deferred stock units	—	—	(9.7)	—	—	—	(9.7)
Purchases of treasury stock	—	—	—	(30.2)	—	—	(30.2)
Share-based compensation	—	—	49.3	—	—	—	49.3
Balance at June 2020	65,871,648	0.1	1,340.2	(1,222.6)	—	701.4	819.1
Net income	—	—	—	—	—	79.6	79.6
Issuance of common stock for share- based award compensation plans	1,091,358	—	27.8	—	—	—	27.8
Treasury stock issued for redemption of convertible notes	—	—	(17.5)	17.2	—	—	(0.3)
Payroll taxes for deferred stock units	—	—	(28.3)	—	—	—	(28.3)
Share-based compensation	—	—	69.3	—	—	—	69.3
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$—	$781.0	$967.2

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities
Net income/(loss)	$79.6	$118.8	$(22.9)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs	66.1	49.3	59.0
Depreciation and amortization	21.6	26.7	35.6
Acquired intangibles amortization	110.1	51.4	74.4
Gain on sale of audio technology assets	(34.2)	—	—
Gain on sale of assets	—	(105.1)	—
Gain on sale of property and equipment	—	(1.2)	—
Loss on redemption of convertible notes	0.3	—	—
Deferred taxes	(5.2)	2.7	(15.2)
Amortization of convertible debt discount and issuance costs	19.2	18.3	17.6
Amortization of debt issuance costs	0.6	0.6	0.5
Amortization of cost of development services	9.2	—	—
Impairment recovery on investments, net	—	—	(2.8)
Acquired in-process research and development	—	2.4	—
Arbitration settlement	—	—	(1.9)
Equity investment loss	9.1	2.0	1.8
Provision for bad debt reserves	—	3.7	—
Foreign currency remeasurement (gain)/loss	(2.8)	0.4	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(25.9)	31.0	64.3
Inventories	53.1	43.0	(27.5)
Prepaid expenses and other current assets	(9.4)	(2.9)	3.6
Other assets	—	3.9	3.9
Accounts payable	32.2	(36.2)	(55.8)
Accrued compensation	14.9	29.1	4.9
Acquisition related liabilities	—	—	(6.8)
Income taxes payable	(2.1)	13.8	0.9
Other accrued liabilities	(17.2)	(29.9)	20.5
Net cash provided by operating activities	319.2	221.8	154.2
Cash flows from investing activities
Proceeds from sale of assets	—	138.7	—
Purchase of in-process research and development	—	(2.5)	—
Acquisition of businesses, net of cash and cash equivalents acquired	(626.5)	—	—
Proceeds from sale of audio technology assets	34.2	—	—
Proceeds from sales of investments	95.8	—	2.8
Purchases of property and equipment	(21.1)	(16.3)	(23.7)
Cost method investment	(5.0)	—	—
Net cash provided by/(used in) investing activities	(522.6)	119.9	(20.9)
Cash flows from financing activities
Proceeds from issuance of debt	400.0	—	—
Proceeds from borrowings under line-of-credit	—	100.0	—
Payment on line of credit borrowings	(100.0)	—	—
Purchases of treasury stock	—	(30.2)	(118.5)
Proceeds from issuance of shares	27.8	34.5	21.3
Payment of debt issuance costs	(6.1)	(0.7)	—
Payment for redemption of convertible notes	(19.4)	—	—
Payroll taxes for deferred stock and market stock units	(28.2)	(9.7)	(9.4)
Net cash provided by/(used in) financing activities	274.1	93.9	(106.6)
Effect of exchange rate changes on cash and cash equivalents	2.2	—	0.1
Net increase in cash and cash equivalents	72.9	435.6	26.8
Cash and cash equivalents at beginning of year	763.4	327.8	301.0
Cash and cash equivalents at end of year	$836.3	$763.4	$327.8
Supplemental disclosures of cash flow information
Cash paid for interest	$9.6	$3.7	$3.6
Cash paid for taxes	$39.7	$18.9	$16.4
Cash refund on taxes	$0.3	$1.3	$6.4
Non-cash investing and financing activities:
Property and equipment received but unpaid	$0.8	$1.2	$3.8

See accompanying notes to consolidated financial statement

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and supplier of custom-designed semiconductor solutions that is changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go.  We currently generate revenue from the markets for Internet of Things, or IoT, products, which include smart devices with voice, speech, video, wireless connectivity, smartphones, augmented reality and virtual reality devices, tablets, personal computer, or PC, products, and other select electronic devices, including devices in automobiles.  We deliver semiconductor solutions including connectivity products, audio input and output System-On-Chips, or SoCs, high-definition video and vision SoCs, touch controllers, display drivers, fingerprint sensors, and touchpads, which comprise our semiconductor chip, firmware, and software as a complete customer solution.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June.  The fiscal years presented in this report were 52-week periods ended June 26, 2021, June 27, 2020 and June 29, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments, and loss contingencies.  We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Our cash equivalents as of the end of fiscal 2021 are bank deposits and as of the end of fiscal 2020 were money market accounts with a fair value of $509.1 million and $521.1 million, respectively.

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

Our financial assets measured at fair value are bank deposits and money market accounts, are included on a recurring basis, and are level 1 within the fair value hierarchy. As of the end of fiscal 2021 our bank deposit balances were $509.1 million and at the end of fiscal 2020 our money market balances were $521.1 million.

There were no transfers in or out of our Level 1, 2 or 3 assets during fiscal 2021 or 2020.

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

The fair value of our $400.0 million principal amount of 4.0% senior notes due 2029 is measured at fair value for disclosure purposes. The fair value of the senior notes as of June 26, 2021 was approximately $401.5 million, based on the last trading price of the senior notes for the period.

The fair value of our $505.6 million principal amount of 0.50% convertible notes due 2022 is measured at fair value for disclosure purposes. The fair value of the convertible notes as of June 26, 2021 was approximately $1,013.3 million, based on the last trading price of the convertible notes for the period.

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

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2021 and 2020:

	2021	2020
Customer A	15%	*
Customer B	12%	18%
Customer C	*	21%

*	Less than 10%

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

Revenue Recognition

Our revenue is primarily generated from the sale of ASIC chips, either directly to a customer or to a distributor. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We generally warrant our products for a period of 12 months from the date of sale and estimate probable product warranty costs at the time we recognize revenue as the warranty is considered an assurance warranty and not a performance obligation. Non-product revenue is recognized over the same period of time such performance obligations are satisfied. We then select an appropriate method for measuring satisfaction of the performance obligations.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the revenue standard and are shown as customer obligations in other accrued liabilities on our consolidated balance sheets. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration.  When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates applied to distributor inventory subject to stock rotation rights and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets.  In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. In fiscal 2021, there was no material bad debt charge recorded on accounts receivable. There was $1.9 million of contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the consolidated balance sheets as of June 26, 2021, and $0.4 million as of June 27, 2020. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $7.0 million and $36.1 million, respectively, as of June 26, 2021, and $3.2 million and $25.8 million, respectively, as of June 27, 2020. Both contract liabilities and refund liabilities are presented as part of customer obligations in other accrued liabilities on our consolidated balance sheets. During fiscal 2021 and 2020, we recognized $1.8 million and $2.0 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of June 26, 2021, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year.  Accordingly, under the optional exception provided by the ASC, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue.  We have elected to continue to account for collection of all taxes on a net basis.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations.  On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors.  In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position.  If circumstances change adversely, additional bad debt allowances may be required. For the fiscal year ended June 26, 2021 there were no credit losses on our accounts receivable and for the fiscal year ended June 27, 2020 credit losses on our accounts receivable were $3.7 million, and they were insignificant in the fiscal year ended June 29, 2019, and we believe that an adequate allowance for doubtful accounts has been provided.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2021 and 2020, and consisted of the following (in millions):

	2021	2020
Raw materials and work-in-progress	$49.1	$53.6
Finished goods	32.9	48.4
	$82.0	$102.0

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

Other Assets

In December 2020, we invested $5.0 million in Eta Compute in exchange for preferred stock.  This investment provides us with a strategic relationship that enables us to better address expanded industry opportunities for artificial intelligence applications.  The investment is accounted for under the cost method.

In April 2017, we paid $18.4 million for a 14.4% interest in OXi Technology Ltd., or OXi. In April 2019, our investment ownership was reduced to 13.8% as a result of new investment in OXi.  Our investment in OXi is included in non-current other assets on our consolidated balance sheets.  We determined the equity method of accounting applies to our investment as we have significant influence over OXi’s operating and financial policies.  We record our portion of OXi’s net income/(loss) on a one quarter lag due to the timing of the availability of OXi’s financial records.  In addition, we amortize intangible assets that we recorded under the equity method of accounting, and such amortization as well as our portion of OXi’s net income/(loss) is included in equity investment loss on our consolidated statements of operations.  We did not have any material related party transactions with OXi.  As of June 26, 2021, we recorded a $7.7 million impairment charge on our investment in OXi, which is included in Equity investment loss in the consolidated statements of operations.

Foreign Currency

The U.S. dollar is our functional and reporting currency.  We remeasure our monetary assets and liabilities not denominated in our functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date.  We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction.  We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred.  These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $1.4 million and $1.1 million in fiscal 2021 and 2019, respectively, and a net gain of $0.2 million in fiscal 2020.  Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired.  Changes in our goodwill balance for fiscal 2021 and 2020 were as follows (in millions):

	2021	2020
Beginning balance	$360.8	$372.8
Acquisition activity	209.2	—
Goodwill allocated to sale of product line	—	(12.0)
Ending balance	$570.0	$360.8

We have allocated our goodwill to two reporting units.  We perform a qualitative assessment of goodwill in the fourth quarter of each fiscal year, or earlier if a triggering event occurs.  In assessing the qualitative factors, we considered the impact of key factors including change in industry and competitive environment, potential impacts on our business of the COVID-19 pandemic, market capitalization, stock price, gross margin and cash flow from operating activities. During our qualitative assessment in fiscal 2021, we determined there were no triggering events that led us to performing a step 1 quantitative assessment. No goodwill impairment was recognized for fiscal 2021, 2020, and 2019.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist.  If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.  No impairment of long-lived assets was recognized for fiscal 2021, 2020, and 2019.

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

Other Accrued Liabilities and Other Long-Term Liabilities

As of the end of fiscal 2021 and 2020, other accrued liabilities consisted of the following (in millions):

	2021	2020
Customer obligations	$43.1	$29.0
Inventory obligations	17.0	27.9
Warranty	5.4	3.9
Other	30.7	30.2
	$96.2	$91.0

As of the end of fiscal 2021 and 2020, other long-term accrued liabilities consisted of the following (in millions):

	2021	2020
Income taxes payable, long-term	$15.4	$16.4
Non-current deferred tax liability	27.1	—
Operating lease liabilities, long-term	24.0	14.6
Other	12.0	13.0
	$78.5	$44.0

Segment Information

We operate in one segment:  the development, marketing, and sale of human experience semiconductor solutions for electronic devices and products.  The chief operating decision maker, or CODM, is our CEO, Our CODM evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Share-Based Compensation

We charge the estimated fair value less actual forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three to four years for our restricted stock units, or RSU, awards, three years for our market stock units, or MSU, awards, three years for our performance stock units, or PSU, awards, and up to one year for shares purchased under our 2019 employee stock purchase plan .

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

We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  As our phantom stock is a cash-settled award, it is recorded as a liability and remeasured each reporting period.

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

The computation of basic and diluted net income/(loss) per share for fiscal 2021, 2020, and 2019 was as follows (in millions, except per share amounts):

	2021	2020	2019
Numerator:
Net income/(loss)	$79.6	$118.8	$(22.9)
Denominator:
Shares, basic	34.8	33.6	34.6
Effect of dilutive share-based awards and convertible notes	3.5	1.2	—
Shares, diluted	38.3	34.8	34.6
Net income/(loss) per share:
Basic	$2.29	$3.54	$(0.66)
Diluted	$2.08	$3.41	$(0.66)

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2021, 2020, and 2019 as follows (in millions):

	2021	2020	2019
Share-based awards	—	0.7	2.2

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

3.	Property and Equipment

Property and equipment as of the end of fiscal 2021 and 2020 consisted of the following (in millions):

	Life	2021	2020
Land	—	$13.3	$13.3
Building and building improvements	Up to 35 years	52.7	52.7
Computer equipment	3 - 5 years	42.9	41.6
Manufacturing equipment	1 - 5 years	57.9	51.9
Furniture, fixtures, and leasehold improvements	3 - 10 years	27.2	25.2
Capitalized software	3 - 7 years	28.2	30.8
		222.2	215.5
Accumulated depreciation and amortization		(131.0)	(131.2)
Property and equipment, net		$91.2	$84.3

In fiscal 2021 and 2020, there was $19.8 million and $16.6 million, respectively, of property and equipment retired which was fully amortized.

4.	Acquisitions, Divestiture and Investment

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

This acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at June 26, 2021, was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The adjusted purchase price paid for DisplayLink was $444.0 million.

The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the DisplayLink Closing Date (in millions):

Cash and cash equivalents	$40.9
Short-term investments	94.0
Accounts receivable, net	7.1
Inventory	33.1
Prepaid expenses and other current assets	9.1
Property and equipment	6.8
Intangible assets	193.0
Right-of-use lease asset	20.0
Non-current other assets	0.6
Total identifiable assets acquired	404.6
Accounts payable	(5.2)
Other accrued liabilities	(9.1)
Short-term lease liabilities	(1.7)
Long-term lease liabilities	(18.2)
Other long-term liabilities	(32.8)
Total liabilities	(67.0)
Net identifiable assets acquired	337.6
Goodwill	106.4
Net assets acquired	$444.0

During the fiscal year ended June 26, 2021, we recorded measurement period adjustments of $0.9 million to goodwill comprising of increases of $2.3 million in prepaid expenses and decreases of $0.8 million to other accrued liabilities and increases of $1.4 million in other long-term liabilities for a net increase of $1.7 million to the fair value of other acquired net tangible assets.

The following table summarizes the estimated fair value of the intangible assets as of the DisplayLink Closing Date (in millions):

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DisplayLink as of the DisplayLink Closing Date. As of June 26, 2021, none of the goodwill is expected to be deductible for income tax purposes.

Prior to the DisplayLink acquisition, we did not have an existing relationship or transactions with DisplayLink.

The consolidated financial statements include approximately $110.0 million of revenue from DisplayLink from the DisplayLink Closing Date through June 26, 2021. It is impracticable to determine the effect on net income attributable to DisplayLink as we integrated a substantial portion of DisplayLink into our ongoing operations during the first quarter of fiscal 2021.

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

	2021 (1)	2020
Revenue	$1,346.9	$1,449.9
Net income	72.1	92.2
(1)	Includes results of Broadcom Wireless Connectivity Business

Pro forma adjustments used to arrive at pro forma net income/(loss) included adjustments for historical amortization expense, the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, transaction costs and restructuring costs.  The total pro forma adjustments for fiscal years 2021 and 2020 were a decrease to net income of $1.1 million and $33.8 million, respectively.

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

The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at the Broadcom Business Acquisition Closing Date was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The following table summarizes the adjusted purchase price paid for the Broadcom Business Acquisition (in millions):

Cash	$250.1
Adjustments to consideration transferred, net	1.5
Roadmap products - estimated cost of development	(25.0)
$226.6

We entered into a derivative and roadmap product agreement and an asset purchase agreement with Broadcom. The derivative and roadmap product agreement includes the purchase of derivative and roadmap product development services to be performed by Broadcom. We estimated the value of the development services to be approximately $25.0 million, accounted for it separate from the business combination, and included $10.0 million in prepaid expenses and other current assets and $15.0 million ($5.8 million after amortization as of June 26, 2021) in non-current other assets in our consolidated balance sheets. The estimated value of the development services is amortizing over the period of time estimated to complete the development or approximately thirty months. The amortization of the estimated cost of development is included in research and development in our consolidated statements of comprehensive income. In addition, under the terms of the asset purchase agreement we provided replacement equity compensation awards to the transferred employees and Broadcom agreed to make cash payments to transferred employees as incentive to accept employment offers from our company. We determined $3.5 million of value related to these arrangements should be included as consideration transferred, which was partially offset by $2.0 million of cash payments to transferred employees as a reduction of consideration transferred.

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

The following table summarizes the estimate of the intangible assets as of the Broadcom Business Acquisition Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value

Developed technology	6.0	$93.0
Customer contracts and related relationships	6.0	18.0
Order backlog	0.5	12.0
Estimated fair value of acquired intangibles		$123.0

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of the transferred Broadcom Business assets as of the Broadcom Business Acquisition Closing Date. As of June 26, 2021, all of the goodwill is expected to be deductible for income tax purposes.

Prior to the Broadcom Business Acquisition, we did not have an existing relationship or transactions with Broadcom.

The consolidated financial statements include approximately $100.4 million of revenue from the Broadcom Business Acquisition from the Broadcom Business Acquisition Closing Date through June 26, 2021. It is impracticable to determine the effect on net income attributable to the Broadcom Business Acquisition as we had integrated a substantial portion of the Broadcom Business Acquisition into our ongoing operations at the close.

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

Investment

In December 2020, we invested $5.0 million in Eta Compute in exchange for preferred stock.  This investment provides us with a partnership that enables us to better address expanded industry opportunities for artificial intelligence applications.  The investment is accounted for under the cost method.

5.	Acquired Intangibles

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2021 and 2020 (in millions):

		2021			2020
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.0	$138.6	$(97.6)	$41.0	$138.6	$(76.5)	$62.1
Customer relationships	4.2	125.5	(63.8)	61.7	81.8	(61.4)	20.4
Wireless connectivity technology	6.0	93.0	(14.2)	78.8	—	—	—
Video interface technology	3.0	82.0	(25.1)	56.9	—	—	—
Display driver technology	7.0	20.4	(17.5)	2.9	164.0	(158.2)	5.8
Backlog	Not applicable	12.0	(12.0)	—	—	—	—
Licensed technology and other	4.1	13.0	(8.1)	4.9	7.7	(5.5)	2.2
Patents	8.0	4.4	(3.2)	1.2	4.4	(2.6)	1.8
Tradename	5.1	4.8	(1.7)	3.1	1.8	(0.7)	1.1
In process research and development	Not applicable	51.0	—	51.0	—	—	—
Acquired intangibles, gross	5.5	$544.7	$(243.2)	$301.5	$398.3	$(304.9)	$93.4

In fiscal 2021, there was $143.6 million of display driver developed technology and $28.3 million of customer relationships retired which were fully amortized.  In fiscal 2020, there was $47.2 million of fingerprint authentication technology retired which was fully amortized.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles.  The total amortization expense for the acquired intangible assets was $110.1 million in fiscal 2021, $51.4 million in fiscal 2020, and $74.4 million in fiscal 2019.  This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2022	$99.0
2023	86.1
2024	25.9
2025	19.0
2026	18.9
Thereafter	1.6
To be determined	51.0
Future amortization	$301.5

6.	Debt

Senior Debt

On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, or the Senior Notes Indenture, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee.

The Senior Notes Indenture provides that the Senior Notes will bear interest at a rate of 4.0% per annum, payable in cash semi-annually in arrears on December 15 and June 15 of each year, commencing on June 15, 2021. The Senior Notes will mature on June 15, 2029 and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our current and future domestic restricted subsidiaries that guarantee our obligations under our senior secured credit facilities.

Prior to June 15, 2024, we may redeem the Senior Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a make-whole premium set forth in the Senior Notes Indenture, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.

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

The Senior Notes are the general unsecured obligations of our company. The Senior Note guarantees are the senior unsecured obligations of each guarantor. Under certain circumstances, the guarantors may be released from their Senior Note guarantees without consent of the holders of Senior Notes. Under the terms of the Senior Notes Indenture, the Senior Notes rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to our and the guarantors’ future indebtedness and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes. The Senior Notes are effectively subordinated to our and the guarantors’ existing and future secured indebtedness, including secured indebtedness under our senior secured credit facilities, to the extent of the value of the assets securing such indebtedness. The Senior Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes.

The Senior Notes Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the Senior Notes Indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all or substantially all of its assets.

The Senior Notes Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Senior Notes Indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the maturity of the principal, and accrued and unpaid interest, if any, on all outstanding Notes.

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense using the effective interest method over 99 months. The total interest expense recorded on the Senior Notes during the fiscal year ended June 26, 2021 was $5.0 million.

Convertible Debt

Our convertible debt consists of an original $525 million aggregate principal amount of 0.50% convertible senior notes due 2022, or the Convertible Notes, which were issued in a private placement transaction. The net proceeds from the Convertible Notes, after deducting discounts, were $514.5 million.  The Convertible Notes were issued pursuant to an Indenture, dated as of June 26, 2017, or the Convertible Notes Indenture, by and among our company, and Wells Fargo Bank, National Association, as trustee.

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

Effective April 1, 2021, the Sales Price Condition of our Convertible Notes had been met at the end of the preceding calendar quarter and holders of our notes became entitled to redeem their notes in accordance with the terms of the Convertible Indenture during the calendar quarter ending June 30, 2021. During the fourth quarter of fiscal 2021, a total of $19.4 million principal amount of our Convertible Notes were submitted for conversion, which completed by June 26, 2021 through a combination of $19.4 million in cash and 118,092 shares of common stock from our treasury shares, resulting in a loss of approximately $0.3 million which is included in loss on extinguishment of debt on our consolidated statements of operations.

Commencing June 20, 2020, we may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of our common stock, as determined by us, has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. This criteria was met by the end of our third quarter in fiscal 2021. Our policy is to settle the principal amount of our Convertible Notes with cash upon conversion or redemption.

On June 1, 2021, we provided an irrevocable notice of redemption for all $525,000,000 aggregate principal amount of our outstanding Convertible Notes, or Redemption. The Convertible Notes are redeemable at a cash redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date of August 4, 2021, or the Redemption Price.

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate is equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which is the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We have elected to settle any conversions by Combination Settlement with a Specified Dollar Amount per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of the our common stock, $0.001 par value, or the Common Stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of Common Stock. As a result of this election, on August 4, 2021, we paid $505.6 million in cash for the principal amount of Convertible Notes outstanding and delivered approximately 3.5 million shares in Common Stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million.

As of the issuance date of the Convertible Notes, we recorded $82.1 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 4.39% and the coupon rate of the Convertible Notes of 0.50% using a five-year life, which coincides with the term of the Convertible Notes. In addition, we allocated the total of $11.1 million of debt issuance costs, consisting of the initial purchaser’s discount and legal, accounting, and printing costs, pro rata, to the equity and debt components of the Convertible Notes, or $1.9 million and $9.2 million, respectively. The debt discount and the debt issuance costs allocated to the debt component of the Convertible Notes are amortized as interest expense using the effective interest method over five years, which was partially reclassified to additional paid in capital with the balance charged to Loss on redemption of convertible notes upon settlement in June and August 2021.

The contractual interest expense and amortization of the discount on the Convertible Notes for the fiscal year ended June 26, 2021, were as follows (in millions):

Fiscal
2021
Interest expense	$2.6
Amortization of discount and debt issuance costs	19.2
Total interest	$21.8

The unamortized amounts of the debt issuance costs and discount associated with the Convertible Notes as of June 26, 2021 were $1.9 million and $16.6 million, respectively.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021, we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of June 26, 2021, there was no balance outstanding under the revolving credit facility.  The weighted average annualized interest rate on these borrowings for the fiscal year ended June 26, 2021 was 2.65%.

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

The revolving credit facility bears interest at our election of a Base Rate plus an Applicable Margin or LIBOR plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 0.25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for LIBOR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis. The LIBOR index is expected to be discontinued at the end of June 2023. Under our credit facility, when the LIBOR index is discontinued, we will switch to a comparable or successor rate as selected by us and the administrative agent, which may include the Secured Overnight Financing Rate, or SOFR.

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of our company and specified subsidiaries and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of June 26, 2021, we remain in compliance with the restrictive covenants.

7.	Leases, Commitments and Contingencies

Leases

In fiscal 2020, we adopted Accounting Standards Codification Topic 842, or ASC 842, Leases, which requires recognition of ROU assets and lease liabilities for most leases on our consolidated balance sheet. We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption. We elected the package of practical expedients which allows us not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. We also elected the practical expedient to not separate lease and non-lease components for our leases, and to not recognize ROU assets and liabilities for short-term leases.

The most significant impact of the adoption of the standard was the recognition of ROU assets and lease liabilities for operating leases on our consolidated balance sheet.  Adoption of the standard did not have a material impact on our consolidated statements of operations or cash flows.

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2030, some of which include options to extend the lease for up to 5 years. For the fiscal year ended June 26, 2021, we recorded approximately $10.1 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of June 26, 2021, and June 27, 2020 the components of leases are as follows (in millions):

	June	June
	2021	2020
Operating lease right-of-use assets	$31.7	$21.0
Operating lease liabilities	$9.3	$6.5
Operating lease liabilities, long-term	24.0	14.6
Total operating lease liabilities	$33.3	$21.1

Supplemental cash flow information related to leases is as follows (in millions):

	Fiscal	Fiscal
	2021	2020
Cash paid for operating leases included in operating cash flows	$10.0	$8.4
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	21.8	2.9

As of June 26, 2021, the weighted average remaining lease term was 6.18 years, and the weighted average discount rate was 4.01%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2022	$10.0
2023	5.9
2024	4.4
2025	3.8
2026	3.9
Thereafter	9.7
Total future minimum operating lease payments	37.7
Less: interest	(4.4)
Total lease liabilities	$33.3

We recognized rent expense on a straight-line basis of $10.1 million, and $10.3 million for fiscal 2021 and 2020, respectively.

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

Indemnifications

In connection with certain agreements, we are obligated to indemnify the counterparty against third-party claims alleging infringement of certain intellectual property rights by us.  We have also entered into indemnification agreements with our officers and directors.  Maximum potential future payments under these agreements cannot be estimated because these agreements do not have a maximum stated liability.  However, historical costs related to these indemnification provisions have not been significant.  We have not recorded any liability in our consolidated financial statements for such indemnification obligations.

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock.  As of the end of fiscal 2021, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2021 were as follows:

Stock options outstanding	55,061
Restricted stock units outstanding	1,323,286
Market stock units outstanding	347,027
Performance stock units outstanding	317,392
Awards available for grant under all share-based compensation plans	3,322,989
Reserved for future issuance	5,365,755

Treasury Stock

Our cumulative authorization of repurchases under our common stock repurchase program as of the end of fiscal 2021 was $1.4 billion and in August 2021 our Board of Directors approved an additional $400.0 million and extended the expiration date to July 2025.  The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors.  The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.  Common stock repurchased under this program is held as treasury stock.  As of the end of fiscal 2021, we had $177.4 million of common stock remaining to be repurchased under our common stock repurchase program, and after the additional board authorization in August 2021 this remaining amount increased to $577.4 million.  During fiscal 2021, we issued 118,092 shares from treasury stock for settlement of early redemptions of our convertible notes and in August, subsequent to year end, we issued 3.5 million shares from treasury stock for the settlement of final redemptions of our Convertible Notes.

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

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock units, cash incentive awards, performance shares, performance stock units, and other stock-based awards.  The cumulative number of shares approved under the 2019 Incentive Plan was 2,590,000. The 2019 ESPP authorizes us to provide eligible employees with an opportunity to acquire an equity interest in our company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2021, were as follows:

	Awards		2019	2019
	Available	2019	Employee	Employee	2010
	Under All	Incentive	Inducement	Stock	Incentive
	Share-Based	Compensation	Equity	Purchase	Compensation
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 2020	3,190,152	1,412,401	348,780	1,428,971	—
Additional shares authorized	1,360,000	1,360,000	—	—	—
Transferred between plans	—	264,679	—	—	(264,679)
Restricted stock units granted	(803,721)	(676,597)	(127,124)	—	—
Market stock units granted	(101,009)	(101,009)	—	—	—
Performance stock units granted	(174,231)	(168,895)	(5,336)	—	—
Performance stock units performance adjustment	(242,651)	(101,892)	(20,449)	—	(120,310)
Market stock units performance adjustment	(77,534)	—	—	—	(77,534)
Purchases under employee stock purchase plan	(220,389)	—	—	(220,389)	—
Forfeited	615,962	125,720	—	—	490,242
Plan shares no longer available for new grants	(223,590)	—	(195,871)	—	(27,719)
Balance at June 2021	3,322,989	2,114,407	—	1,208,582	—

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2021, 2020, and 2019 were as follows (in millions):

	2021	2020	2019
Cost of revenue	$3.4	$2.1	$3.1
Research and development	45.4	32.3	33.7
Selling, general, and administrative	44.3	26.0	22.2
Total	$93.1	$60.4	$59.0
Income tax benefit on share-based compensation	$15.2	$6.3	$4.3

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	2021	2020
Cost of revenue	$0.4	$0.2
Research and development	21.9	9.1
Selling, general, and administrative	4.7	1.8
Total	$27.0	$11.1

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including RSUs, market stock units, or MSUs, PSUs, and phantom stock units.  We do not recognize a tax benefit upon expensing all or a portion of share-based awards granted to certain executive officers and certain foreign-based employees.

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

Certain stock option activity for fiscal 2021 and balances as of the end of fiscal 2021 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2020	329,786	$69.78
Exercised	(221,164)	69.17
Expired	(53,561)	75.48
Balance at June 2021	55,061	66.68	$4.5
Exercisable at June 2021	55,061	66.68	$4.5

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2021, or June 25, 2021, of $147.58.  All of the stock options outstanding were vested and in-the-money as of the end of fiscal 2021.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2021, 2020, and 2019 were as follows (in millions):

	2021	2020	2019
Cash received	$23.9	$23.9	$5.2
Aggregate intrinsic value	$8.6	$10.8	$2.4

There were no stock options granted in fiscal 2021, 2020 or 2019.

There was no unrecognized share-based compensation costs for stock options granted under our various plans.

Restricted Stock Units

Our 2019 Incentive Plan provides for the grant of RSUs to our employees, consultants, and directors, and previously our 2019 Inducement Equity Plan and our 2010 Incentive Plan provided for the grant of deferred stock units, or DSUs, to our employees, consultants, and directors.  An RSU and a DSU are each a promise to deliver shares of our common stock at a future date in accordance with the terms of the grant agreement and the words can be used interchangeably.  We began granting DSUs in January 2006 and RSUs in 2019.  The use of RSUs will cover the meaning of both RSUs and DSUs.

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

RSU activity, including RSUs granted, delivered, and forfeited in fiscal 2021, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2021 was as follows:

		Aggregate	Weighted
		Intrinsic	Average
	RSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2020	1,360,324		$42.40
Granted	803,721		81.52
Delivered	(587,192)		41.61
Forfeited	(253,567)		54.67
Balance at June 2021	1,323,286	$195.3	64.13

Of the shares delivered, 173,301 shares valued at $14.3 million were withheld to meet statutory tax withholding requirements.  The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2021, or June 25, 2021, of $147.58.

The unrecognized share-based compensation cost for RSUs granted under our 2019 Incentive Plan, our 2019 Inducement Equity Plan and our 2010 Incentive Plan was approximately $61.5 million as of the end of fiscal 2021, which will be recognized over a weighted average period of approximately 2.0 years.  The aggregate market value of RSUs delivered in fiscal 2021, 2020, and 2019 was $48.2 million, $36.0 million, and $35.7 million, respectively.

Market Stock Units

Our 2019 Incentive Plan, and previously our 2019 Inducement Equity Plan, provide for the grant of MSU awards, to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2021, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2021 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2020	391,532		$56.93
Granted	101,009		105.83
Performance adjustment	77,534		—
Delivered	(208,275)		56.93
Forfeited	(14,773)		54.71
Balance at June 2021	347,027	$51.2	82.18

As a result of the Synaptics TSR outperforming the Index TSR by 38.17 percentage points for the payout period ended in fiscal 2021, we delivered 176.34% of the targeted shares underlying the fiscal 2018 MSU grants.  As a result of the Synaptics TSR outperforming the Index TSR by 35.61 percentage points for the payout period ended in fiscal 2021, we delivered the capped out amount of 100% of the targeted shares underlying the fiscal 2019 MSU grants as it was for tranche 2 which cannot exceed a 100% payout. As a result of the Synaptics TSR outperforming the Index TSR by 64.62 percentage points for the payout period ended in fiscal 2021, we delivered the capped out amount of 100% of the targeted shares underlying the fiscal 2020 MSU grants as it was for tranche 1 which cannot exceed a 100% payout.  As a result of Synaptics’ TSR performing at the 76th percentile relative to the constituents of the Russell 2000 Index for the payout period ended in fiscal 2021, we delivered 200% of the targeted shares underlying the fiscal 2021 MSU grants.

Of the shares delivered, 91,956 shares valued at $7.5 million were withheld to meet statutory minimum tax withholding requirements.  The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2021, or June 25, 2021, of $147.58.

The fair value of each MSU granted from our plans for fiscal 2021, 2020, and 2019 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2021	2020	2019
Expected volatility of company	53.62%	45.46% - 52.55%	50.58%
Expected volatility of Index	19.6% - 197.6%	24.64% - 33.44%	23.40%
Correlation coefficient	0.51	0.53 - 0.58	0.51
Expected life in years	2.87	2.50 - 4.00	2.88
Risk-free interest rate	0.17%	0.26% - 1.52%	2.92%
Fair value per award	$131.34 - $175.15	$55.52 - $100.38	$27.70 - $85.52

We amortize the compensation expense over the three- or four-year performance and service period on a ratable basis.  The unrecognized share-based compensation cost of our outstanding MSUs was approximately $16.6 million as of the end of fiscal 2021, which will be recognized over a weighted average period of approximately 1.02 years.

Performance Stock Units

Our 2019 Incentive Plan and our 2010 Incentive Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. Generally, the grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of certain performance criteria (for PSUs granted in fiscal 2021 it is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses and for the PSUs granted prior to fiscal 2021 it is based on non-GAAP earnings per share). The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results equals greater than 65% of the target with a maximum payout achieved at 135% of target.

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

During the fiscal year ended June 26, 2021, PSU activity, including PSUs granted, delivered, and forfeited, and the balance and aggregate intrinsic value of PSUs as of June 26, 2021 was as follows:

		Aggregate	Weighted
		Intrinsic	Average
	PSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2020	333,848		$41.61
Granted	174,231		68.37
Performance adjustment	84,111		—
Delivered	(201,835)		41.95
Forfeited	(72,963)		44.97
Balance at June 2021	317,392	$46.8	62.41

We value PSUs using the aggregate intrinsic value on the date of grant and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. Of the shares delivered, 82,240 shares valued at $6.3 million were withheld to meet statutory minimum tax withholding requirements.  The unrecognized share-based compensation cost of our outstanding PSUs was approximately $13.4 million as of June 26, 2021, which will be recognized over a weighted average period of approximately 1.09 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019.  Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date.  The outstanding phantom stock units had a fair value of $140.17 per unit at June 26, 2021 and our accrued liability for such units was $18.4 million.

Phantom stock activity was as follows:

		Aggregate
	Phantom	Intrinsic
	Stock Units	Value
	Outstanding	(in millions)
Balance as of June 2020	789,113
Paid	(242,692)
Forfeited	(143,963)
Balance as of June 2021	402,458	$59.4

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2021, 2020, and 2019 were as follows (in millions, except shares purchased and weighted average purchase price):

	2021	2020	2019
Shares purchased	220,389	346,502	544,886
Weighted average purchase price	$57.00	$30.50	$29.48
Cash received	$12.6	$10.6	$16.1
Aggregate intrinsic value	$10.3	$10.1	$2.8

The fair value of each award granted under our 2019 ESPP and our 2010 ESPP for fiscal 2021, 2020, and 2019 was estimated using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	2021	2020	2019
Expected volatility	43.8% - 57.0%	43.8%-45.4%	43.8%-44.2%
Expected life in years	0.5 - 1.0	0.25 - .75	0.5 - 1.5
Risk-free interest rate	0.12% - 1.63%	1.62% - 2.43%	2.43%-2.68%
Fair value per award	$20.82	$15.48	$15.63

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

Unrecognized share-based compensation costs for awards granted under our 2019 ESPP at the end of fiscal 2021 were approximately $1.1 million that will be amortized over the next 2 months.

10.	Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the U.S. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $19,500, or $26,000 for employees who are 50 years or older.  In fiscal 2021, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.  The employer matching funds vest immediately.  We made matching contributions of $1.8 million, $2.1 million, and $2.4 million in fiscal 2021, 2020, and 2019, respectively.

11.	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act did not have a material impact on the income tax provision for the fiscal year ended June 26, 2021.

Income/(loss) before provision for income taxes for fiscal 2021, 2020, and 2019 consisted of the following (in millions):

	2021	2020	2019
United States	$(21.0)	$(13.5)	$(40.6)
Foreign	141.1	172.9	19.8
Income/(loss) before provision for income taxes	$120.1	$159.4	$(20.8)

The provision for income taxes for fiscal 2021, 2020, and 2019 consisted of the following (in millions):

	2021	2020	2019
Current tax expense/(benefit)
Federal	$4.1	$0.8	$(4.9)
State	0.1	—	—
Foreign	36.1	35.4	20.4
	40.3	36.2	15.5
Deferred tax expense/(benefit)
Federal	(0.5)	(5.8)	(8.5)
State	-	0.1	—
Foreign	(8.4)	8.1	(6.7)
	(8.9)	2.4	(15.2)
Provision for income taxes	$31.4	$38.6	$0.3

The provision for income taxes differs from the federal statutory rate for fiscal 2021, 2020, and 2019 as follows (in millions):

	2021	2020	2019
Provision at U.S. federal statutory tax rate	$25.1	$33.5	$(4.4)
State income taxes	0.1	—	—
Non-deductible share-based compensation	5.2	3.0	4.0
(Windfall)/shortfall related to share-based compensation	(3.8)	2.1	3.3
Non-deductible officer compensation	6.4	1.9	1.1
Business credits	(3.8)	(6.1)	(6.1)
Foreign tax differential	(6.7)	4.9	1.0
Nondeductible amortization	—	—	0.7
Foreign income inclusion	5.2	0.7	0.4
Deferred taxes on unremitted foreign earnings	3.5	—	—
Other differences	0.2	(1.4)	0.3
Provision for income taxes	$31.4	$38.6	$0.3

Net deferred tax assets of $1.2 million and $28.7 million were non-current as of the end of fiscal 2021 and 2020, respectively, and were included in other assets in the accompanying consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2021 and 2020 consisted of the following (in millions):

	2021	2020
Deferred tax assets:
Capital loss carryforward	$0.2	$—
Inventory write downs	3.9	4.0
Property and equipment	—	1.2
Accrued compensation	0.3	3.4
Deferred compensation	0.8	0.6
Share-based compensation	8.8	6.8
Business credit carryforward	39.1	41.3
Acquisition intangibles	6.0	6.6
Net operating loss carryforward	7.2	—
Other accruals	4.3	5.2
	70.6	69.1
Valuation allowance	(32.6)	(33.3)
	38.0	35.8
Deferred tax liabilities:
Property and equipment	(0.9)	—
Interest	(3.4)	(7.1)
Unremitted foreign earnings	(3.5)	—
Acquisition intangibles	(29.0)	—
	(36.8)	(7.1)
Net deferred tax assets	$1.2	$28.7

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2021, a valuation allowance of $32.6 million was maintained to reduce deferred tax assets to levels we believe are more likely than not to be realized through future taxable income.  The net change in the valuation allowance during fiscal 2021 was a decrease of $0.7 million.

We assessed our current and future liquidity in the fourth quarter of fiscal 2021 and determined not to permanently reinvest earnings of certain foreign jurisdictions. As a result of our determination, we recorded $3.5 million of deferred tax liability.  We continue to indefinitely reinvest $2.1 million of accumulated earnings.

As of the end of fiscal 2021, we had federal, California, and foreign net operating loss carryforwards of approximately $0.5 million, $4.8 million, and $30.6 million, respectively.  The California net operating loss will begin to expire in fiscal 2033, if not utilized.  Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $16.2 million and $47.0 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2021. The federal research tax credit carryforward will begin to expire in 2038 and the state research tax credit can be carried forward indefinitely.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $2.5 million from $20.1 million in fiscal 2020 to $22.6 million in fiscal 2021.  Of this amount, $14.3 million will reduce the effective tax rate on income from continuing operations, if recognized.  A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2021, 2020, and 2019 consisted of the following (in millions):

	2021	2020	2019
Beginning balance	$20.1	$18.9	$24.8
Increase in unrecognized tax benefits related to current year tax positions	5.5	3.2	4.2
Increase in unrecognized tax benefits related to prior year tax positions	—	0.1	—
Decrease due to effective settlement with tax authorities	—	—	(6.2)
Remeasurement of unrecognized tax benefits	—	—	(2.0)
Decrease due to statute expiration	(3.0)	(2.1)	(1.9)
Ending Balance	$22.6	$20.1	$18.9

Accrued interest and penalties decreased by $0.2 million in fiscal 2021 as compared to fiscal 2020 and increased by $0.7 million representing income tax expense in fiscal 2019 as compared to fiscal 2018. Accrued interest and penalties were $1.7 million and $1.9 million as of June 26, 2021 and June 27, 2020, respectively.  Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $3.4 million to an increase of $3.0 million.  Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the U.S., Hong Kong SAR, Japan and the U.K. From fiscal 2014 onward, we remain subject to examination by one or more of these jurisdictions.

12.	Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products.  We generate our revenue from three broad product categories:  the IoT product applications market, the personal computing, or PC, product applications market, and the mobile, product market.

Net revenue within geographic areas based on our customers’ locations for fiscal 2021, 2020, and 2019, consisted of the following (in millions):

	2021	2020	2019
China	$524.0	$540.6	$844.8
Taiwan	382.6	204.5	239.8
Japan	330.7	446.5	234.6
Other	69.5	77.3	64.9
South Korea	28.5	58.3	63.5
United States	4.3	6.7	24.6
	$1,339.6	$1,333.9	$1,472.2

Net revenue from external customers for each group of similar products for fiscal 2021, 2020, and 2019 consisted of the following (in millions):

	2021	2020	2019
IoT product applications	$580.9	$317.6	$313.2
PC product applications	354.7	317.4	258.9
Mobile product applications	404.0	698.9	900.1
	$1,339.6	$1,333.9	$1,472.2

Long-lived assets within geographic areas as of the end of fiscal 2021 and 2020 consisted of the following (in millions):

	2021	2020
United States	$168.5	$137.1
Asia/Pacific	191.9	223.5
Europe	602.3	177.9
	$962.7	$538.5

Our goodwill of $570.0 million has been allocated to two reporting units which include IoT and Mobile/PC.

Major customers’ revenue as a percentage of total net revenue for fiscal 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Customer A	14%	18%	*
Customer B	13%	*	*
Customer C	10%	12%	*
Customer D	*	*	15%
Customer E	*	*	14%
Customer F	*	*	10%

*	Less than 10%

13.	Restructuring Activities

During fiscal 2021, we initiated restructuring activities, which included severance costs for activities intended to gain synergies from our recent acquisitions.  The restructuring costs related to these activities were recorded to the restructuring costs line item within our consolidated statements of comprehensive income and are complete as of the end of fiscal 2021.

The restructuring liability activity for these restructuring activities during fiscal 2021 was as follows (in millions):

Employee Severance
and Benefits
Accruals	$5.7
Cash payments	(5.5)
Balance as of June 2021	$0.2

During fiscal 2020 we initiated restructuring activities, some of which included severance costs that were for activities intended to further improve efficiencies in our operational activities to align our cost structure consistent with our revenue levels and one was severance costs related to employees who transitioned with the sale of our assets of our TDDI product line for LCD mobile displays (See Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this Report).  The restructuring costs related to these activities were recorded to the restructuring costs line item within our consolidated statements of comprehensive income and are complete as of the end of fiscal 2021.

The restructuring liability activity for these restructuring activities were as follows (in millions):

Employee Severance
and Benefits
Accruals	$25.1
Cash payments	(19.0)
Balance as of June 2020	6.1
Accruals	1.7
Cash payments	(7.8)
Balance as of June 2021	$—