Form 10-Q
period 2021-09-25
SYNAPTICS Inc
filed 2021-11-04
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

Number of shares of Common Stock outstanding at October 28, 2021: 39,271,418

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 25, 2021

`PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September	June
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$347.3	$836.3
Accounts receivable, net of allowances of $5.6 and $5.8 at September 2021 and June 2021, respectively	269.7	228.3
Inventories	88.7	82.0
Prepaid expenses and other current assets	43.7	33.1
Total current assets	749.4	1,179.7
Property and equipment at cost, net of accumulated depreciation of $136.2 and $131.0 at September 2021 and June 2021, respectively	92.1	91.2
Goodwill	570.0	570.0
Acquired intangibles, net	276.3	301.5
Non-current other assets	94.4	84.4
	$1,782.2	$2,226.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109.7	$97.6
Accrued compensation	64.0	76.4
Income taxes payable	18.0	29.4
Other accrued liabilities	111.8	96.2
Convertible notes, net	-	487.1
Total current liabilities	303.5	786.7
Long-term debt	394.5	394.4
Other long-term liabilities	82.8	78.5
Total liabilities	780.8	1,259.6
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 67,347,872 and 66,963,006 shares issued, and 39,223,251 and 35,331,903 shares outstanding, at September 2021 and June 2021, respectively	0.1	0.1
Additional paid-in capital	874.6	1,391.5
Treasury stock: 28,124,621 and 31,631,103 common treasury shares at September 2021 and June 2021, respectively, at cost	(694.5)	(1,205.4)
Retained earnings	821.2	781.0
Total stockholders' equity	1,001.4	967.2
	$1,782.2	$2,226.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September
	2021	2020
Net revenue	$372.7	$328.4
Cost of revenue	174.6	193.9
Gross margin	198.1	134.5
Operating expenses:
Research and development	86.1	80.9
Selling, general, and administrative	41.6	35.3
Acquired intangibles amortization	8.4	6.7
Restructuring costs	1.4	5.6
Total operating expenses	137.5	128.5
Operating income	60.6	6.0
Interest and other expense, net	(5.9)	(4.7)
Loss on redemption of convertible notes	(8.1)	—
Income before provision for income taxes and equity investment loss	46.6	1.3
Provision for income taxes	5.9	3.6
Equity investment loss	(0.5)	(0.5)
Net income (loss) and Comprehensive income (loss)	$40.2	$(2.8)
Net income (loss) per share:
Basic	$1.07	$(0.08)
Diluted	$0.99	$(0.08)
Shares used in computing net income (loss) per share:
Basic	37.5	34.2
Diluted	40.6	34.2

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$781.0	$967.2
Net income	—	—	—	—	40.2	40.2
Issuance of common stock for share-based award compensation plans	384,866	—	7.8	—	—	7.8
Payroll taxes for deferred stock units	—	—	(27.7)	—	—	(27.7)
Redemption of convertible debt			(518.2)	510.9		(7.3)
Share-based compensation	—	—	21.2	—	—	21.2
Balance at September 2021	67,347,872	$0.1	$874.6	$(694.5)	$821.2	$1,001.4

	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$701.4	$819.1
Net loss	—	—	—	—	(2.8)	(2.8)
Issuance of common stock for share-based award compensation plans	296,917	—	10.4	—	—	10.4
Payroll taxes for deferred stock units	—	—	(5.6)	—	—	(5.6)
Share-based compensation attributable to acquisition	—	—	3.2	—	—	3.2
Share-based compensation	—	—	14.4	—	—	14.4
Balance at September 2020	66,168,565	$0.1	$1,362.6	$(1,222.6)	$698.6	$838.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September
	2021	2020
Cash flows from operating activities
Net income (loss)	$40.2	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation costs	21.2	14.4
Depreciation and amortization	5.2	5.2
Acquired intangibles amortization	25.2	25.4
Loss on redemption of convertible notes	8.1	—
Deferred taxes	(1.4)	(3.7)
Amortization of convertible debt discount and issuance costs	1.6	4.8
Amortization of debt issuance costs	0.2	0.1
Amortization of cost of development services	2.5	1.7
Equity investment loss	0.5	0.5
Foreign currency remeasurement loss	—	(0.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(41.4)	(25.4)
Inventories	(6.7)	20.5
Prepaid expenses and other current assets	(5.0)	(10.0)
Other assets	(7.4)	(11.4)
Accounts payable	10.7	11.7
Accrued compensation	(12.3)	(1.5)
Income taxes payable	(6.9)	(16.2)
Other accrued liabilities	24.0	(6.1)
Net cash provided by operating activities	58.3	6.5
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	—	(621.8)
Proceeds from maturities of investments	—	31.1
Purchases of property and equipment	(4.7)	(3.9)
Net cash used in investing activities	(4.7)	(594.6)
Cash flows from financing activities
Payment for redemption of convertible notes	(505.6)	—
Proceeds from issuance of shares	7.8	10.4
Payroll taxes for deferred stock and market stock units	(27.7)	(5.6)
Refundable deposit paid to vendor	(16.6)	—
Net cash provided by (used in) financing activities	(542.1)	4.8
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.1
Net decrease in cash and cash equivalents	(489.0)	(583.2)
Cash and cash equivalents at beginning of period	836.3	763.4
Cash and cash equivalents at end of period	$347.3	$180.2

Supplemental disclosures of cash flow information
Cash paid for taxes	$16.7	$23.6
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3.4	$1.0

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and United States generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2022 and 2021 are 52-week periods ending June 25, 2022 and June 26, 2021, respectively. The fiscal periods presented in this report are 13-week periods ended September 25, 2021, and September 26, 2020, respectively.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Our cash equivalents as of September 25, 2021 and as of June 26, 2021 included bank deposits with a carrying value of $0.9 million and $509.1 million, respectively, which approximates fair value, and are included in cash and cash equivalents on the condensed consolidated balance sheets.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in immaterial amounts in each of the three months ended September 25, 2021, and the three months ended September 26, 2020.

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

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in Accounting Standards Codification (ASC) Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $1.2 million in contract assets recorded on the condensed consolidated balance sheets as of September 25, 2021 and $1.9 million as of June 26, 2021. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $11.2 million and $42.5 million, respectively, as of September 25, 2021 and $7.0 million and $36.1 million, respectively, as of June 26, 2021. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the three months ended September 25, 2021, and the three months ended September 26, 2020, we recognized $2.9 million and $0.6 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of September 25, 2021, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

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

3. Net Income (Loss) Per Share

The computation of basic and diluted net income (loss) per share was as follows (in millions, except per share data):

	Three Months Ended
	September
	2021	2020
Numerator:
Net income (loss)	$40.2	$(2.8)
Denominator:
Shares, basic	37.5	34.2
Effect of dilutive share-based awards and convertible notes	3.1	-
Shares, diluted	40.6	34.2
Net income (loss) per share:
Basic	$1.07	$(0.08)
Diluted	$0.99	$(0.08)

Our basic net income (loss) per share amounts for each period presented have been computed using the weighted average number of shares of common stock, $0.001 par value, or the common stock, outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the "treasury stock" method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, performance stock units, or PSUs, and our convertible notes.

Dilutive net income (loss) per share amounts do not include the potential weighted average effect of 1,010 and 1,827,212 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 25, 2021 and September 26, 2020, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Fair Value

Our carrying values of cash equivalents approximate their fair values due to the short period of time to maturity.

The fair values of our accounts receivable and accounts payable approximate their carrying values because of the short-term nature of those instruments. Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our bank debt is variable, which is subject to change from time to time to reflect a market interest rate; we currently do not have any bank borrowings, however, when we do have outstanding borrowing the carrying value of our bank debt approximates fair value.

The fair value of our $400.0 million principal amount of 4.0% senior notes due 2029 is measured at fair value for disclosure purposes. The fair value of the senior notes as of September 25, 2021 and June 26, 2021 was approximately $411.5 million and $401.5 million, respectively, based on the last trading price of the senior notes for the period.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September	June
	2021	2021
Raw materials and work-in-progress	$52.1	$49.1
Finished goods	36.6	32.9
	$88.7	$82.0

We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations, or other factors. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected or sudden decline in demand, rapid product improvements, technological advances, and termination or changes by our original equipment manufacturers, or OEM, customers of any product offerings incorporating our product solutions.

6. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		September 2021			June 2021
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.9	$117.1	$(81.2)	$35.9	$138.6	$(97.6)	$41.0
Customer relationships	4.2	125.5	(71.6)	53.9	125.5	(63.8)	61.7
Wireless connectivity technology	6.0	93.0	(18.1)	74.9	93.0	(14.2)	78.8
Video interface technology	3.0	82.0	(31.9)	50.1	82.0	(25.1)	56.9
Display driver technology	7.0	20.4	(18.2)	2.2	20.4	(17.5)	2.9
Backlog	Not applicable	—	—	—	12.0	(12.0)	—
Licensed technology and other	4.5	9.9	(5.6)	4.3	13.0	(8.1)	4.9
Patents	8.0	4.4	(3.3)	1.1	4.4	(3.2)	1.2
Tradename	5.1	4.8	(1.9)	2.9	4.8	(1.7)	3.1
In process research and development	Not applicable	51.0	—	51.0	51.0	—	51.0
Acquired intangibles totals	5.5	$508.1	$(231.8)	$276.3	$544.7	$(243.2)	$301.5

The total amortization expense for the acquired intangible assets was $25.2 million and $25.4 million for the three months ended September 25, 2021, and September 26, 2020, respectively. During the three months ended September 25, 2021, and September 26,

2020, $16.9 million and $18.7 million, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. There were no changes in our goodwill balance for the three months ended September 25, 2021.

7. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2029, some of which include options to extend the lease for up to 5 years. For the three months ended September 25, 2021 and September 26, 2020, we recorded approximately $2.8 million and $2.4 million, respectively, of operating leases expense. Our short-term leases are immaterial.

As of September 25, 2021, and June 26, 2021, the components of leases and lease costs are as follows (in millions):

	September	June
	2021	2021
Operating lease right-of-use assets	$35.9	$31.7
Operating lease liabilities	$8.9	$9.3
Operating lease liabilities, long-term	28.0	24.0
Total operating lease liabilities	$36.9	$33.3

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended
	September
	2021	2020
Cash paid for operating leases included in operating cash flows	$3.0	$1.9
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	6.6	1.8

As of September 25, 2021, the weighted average remaining lease term is 5.9 years, and the weighted average discount rate is 3.8%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2022	$7.8
2023	7.1
2024	6.4
2025	5.1
2026	4.9
Thereafter	9.9
Total future minimum operating lease payments	41.2
Less: interest	(4.3)
Total lease liabilities	$36.9

8. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	September	June
	2021	2021
Customer obligations	$53.7	$43.1
Inventory obligations	13.9	17.0
Operating lease liabilities	8.9	9.3
Other	35.3	26.8
	$111.8	$96.2

Other long-term liabilities consisted of the following (in millions):

	September	June
	2021	2021
Operating lease liabilities, long-term	$28.0	$24.0
Deferred tax liability	22.1	27.1
Income taxes payable, long-term	23.8	15.4
Other	8.9	12.0
	$82.8	$78.5

9. Indemnifications and Contingencies

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

On or after June 15, 2024, we may redeem some or all of the Senior Notes at the redemption prices specified below, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date:

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense using the effective interest method over 99 months. The total interest expense recorded on the Senior Notes during the three months ended September 25, 2021 was $4.1 million.

Revolving Credit Facility

On March 11, 2021, we entered into a Second Amended and Restated Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, or the Credit Agreement, to, among other changes, extend the maturity date of our senior secured revolving credit facility, to five years from the closing date of the amendment, increase the facility size from $200.0 million to $250.0 million, and replace the requirement to maintain a total debt to Consolidated EBITDA (as defined in the Credit Agreement) ratio of not more than 4.75 to 1.00 with a requirement to maintain a net total debt to Consolidated EBITDA ratio of not more than 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.00, provided further, that such deemed increase pursuant to the foregoing shall not apply to more than two material acquisitions consummated during the term of the Credit Agreement.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of September 25, 2021, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the Company and specified subsidiaries and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of September 25, 2021, we remain in compliance with the restrictive covenants.

Convertible Debt

On June 1, 2021, pursuant to the Indenture, dated as of June 26, 2017 between us and Wells Fargo Bank, National Association, as trustee, or the Convertible Notes Indenture, we provided an irrevocable notice of redemption, the Redemption, for all $525,000,000 aggregate principal amount of our outstanding 0.50% convertible senior notes due in 2022, or the Convertible Notes. The Convertible Notes were redeemable at a cash redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date of August 4, 2021, or the Redemption Price.

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate is equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which is the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement (as defined in the Convertible Notes Indenture) with a Specified Dollar Amount (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of the our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we paid $505.6 million in cash for the principal amount of Convertible Notes outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million which is included in Interest and other expense, net on our condensed consolidated statements of comprehensive income included elsewhere in this report. After the Redemption, we no longer have convertible debt outstanding.

11. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September
	2021	2020
Cost of revenue	$1.0	$0.8
Research and development	20.8	11.0
Selling, general, and administrative	13.8	9.7
Total	$35.6	$21.5
Income tax benefit on share-based compensation	$(5.3)	$(3.6)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended
	September
	2021	2020
Cost of revenue	$—	$0.1
Research and development	11.8	5.8
Selling, general, and administrative	2.6	1.3
Total	$14.4	$7.2

Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Share-Based Compensation Plans

On October 29, 2019, our stockholders approved: (i) our 2019 Equity and Incentive Compensation Plan, or the 2019 Incentive Plan, to replace our Amended and Restated 2010 Incentive Compensation Plan, or the 2010 Incentive Plan, and (ii) our 2019 Employee Stock Purchase Plan, or the 2019 ESPP, to replace our Amended and Restated 2010 Employee Stock Purchase Plan. As of October 29, 2019, no new awards may be granted under the 2010 Incentive Plan or the Amended and Restated 2010 Employee Stock Purchase Plan. Awards outstanding at October 29, 2019 under our prior share-based compensation plans were not impacted by the approval of the 2019 Incentive Plan and continue to remain outstanding and vest by their terms under the applicable share-based compensation plan. Shares underlying certain share-based awards forfeited under the 2010 Incentive Plan subsequent to the approval of the 2019 Incentive Plan automatically transfer to and become available for award issuance from the 2019 Incentive Plan.

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards, performance shares, PSUs, and other stock-based awards. The 2019 Incentive Plan has been amended and restated twice, effective October 27, 2020 and October 26, 2021, respectively. The cumulative number of shares approved by stockholders under the 2019 Incentive Plan was 4,590,000 as of October 26, 2021. The 2019 ESPP authorizes the Company to provide eligible employees with an opportunity to acquire an equity interest in the Company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

Effective August 19, 2019, we adopted the 2019 Inducement Equity Plan, and 650,000 shares of our common stock were reserved for issuance under the 2019 Inducement Equity Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The 2019 Inducement Equity Plan was intended to comply with Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules, which provide an exception to the Nasdaq Stock Market Listing Rules’ on the shareholder approval requirement for the issuance of securities with regards to grants to employees of the Company or its subsidiaries as an inducement material to such individuals entering into employment with the Company or its subsidiaries. An individual was eligible to receive an award under the 2019 Inducement Equity Plan only if he or she was not previously an employee or director of our Company (or is returning to work after a bona-fide period of non-employment), and an award under the 2019 Inducement Equity Plan is a material inducement for him or her to accept employment with our Company. As of November 27, 2020, no new awards may be granted under the 2019 Inducement Equity Plan.

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Outstanding as of June 2021	55,061	$66.68
Exercised	(7,515)	81.56
Outstanding and Exercisable as of September 2021	47,546	64.33	$5.9

The aggregate intrinsic value was determined using the closing price of our common stock on September 24, 2021 of $187.64.

Restricted Stock Units

Our 2019 Incentive Plan provides for the grant of RSUs to our employees, consultants, and directors with initial grants occurring in 2019, and previously our 2019 Inducement Equity Plan and our 2010 Incentive Plan provided for the grant of deferred stock units, or DSUs, to our employees, consultants, and directors with initial grants occurring in 2006. An RSU and a DSU are each a promise to deliver shares of our common stock at a future date in accordance with the terms of the grant agreement and the words can be used interchangeably. Accordingly, any reference to RSU is intended to signify both an RSU and a DSU.

RSUs granted generally vest ratably over three to four years from the vesting commencement date.

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	1,323,286
Granted	444,973
Delivered	(269,076)
Forfeited	(40,537)
Balance as of September 2021	1,458,646	$273.7

The aggregate intrinsic value was determined using the closing price of our common stock on September 24, 2021 of $187.64.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 76,511 shares valued at $13.0 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

Our 2019 Incentive Plan, and previously our 2019 Inducement Equity Plan provide for the grant of MSU awards to our employees, consultants, and directors. An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

We have granted MSU awards to our executive officers and other management members under our 2010 Incentive Plan, our 2019 Incentive Plan, and our 2019 Inducement Equity Plan, which are designed to vest in three or four tranches with the target quantity for each tranche equal to one-third or one-fourth of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; the third tranche vests based on a three-year performance period; and the fourth tranche (in the case of four-year vesting) vests based on a four-year performance period.

For MSU awards granted after fiscal 2020, performance is measured based on our achievement of a specified level of total stockholder return, or TSR, relative to the TSRs of each company in the Russell 2000 Index. The potential payout ranges from 0% to 200% of the target grant quantity based on our TSR performance relative to the TSRs of each company in the Russell 2000 Index. No payout will occur if our TSR performance falls below the 25th percentile of the TSRs of each company in the Russell 2000 Index, and a 200% payout will occur if our TSR performance exceeds the 75th percentile of the TSRs of each company in the Russell 2000 Index. Performance payouts between the 25th and 75th percentiles will be determined on a linear basis with performance at the 50th percentile equal to 100% of target.

For MSU awards granted after fiscal 2020, the first tranche and the second tranche can payout up to 200%, and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche.

For MSU awards granted prior to fiscal 2021, performance is measured based on our achievement of a specified level of TSR relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index. The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to SPSISC Index TSR.

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

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our Company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award. Of the shares delivered, 58,994 shares valued at $9.9 million were withheld to meet statutory tax withholding requirements.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	347,027
Granted	65,000
Performance adjustment	33,675
Delivered	(113,845)
Forfeited	(11,617)
Balance as of September 2021	320,240	$60.1

The aggregate intrinsic value was determined using the closing price of our common stock on September 24, 2021 of $187.64.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $31.1 million as of September 25, 2021, which will be recognized over a weighted average period of approximately 1.2 years.

Performance Stock Units

Our 2019 Incentive Plan, our 2010 Incentive Plan and our 2019 Inducement Equity Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. Generally the grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of certain performance criteria (for PSUs granted in fiscal 2021 it is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses and for the PSUs granted prior to fiscal 2021 and during fiscal 2022 it is based on non-GAAP earnings per share). The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results equals greater than 75% of the target with a maximum payout achieved at 125% of target.

Delivery of shares earned, if any, will take place on the dates provided in the applicable PSU grant agreement, assuming the grantee is still an employee, consultant, or director of our Company at the end of the applicable service period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award. Of the shares delivered, 28,366 shares valued at $4.8 million were withheld to meet statutory tax withholding requirements.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	317,392
Awarded	96,914
Performance adjustment	17,489
Released	(61,826)
Forfeited	(5,445)
Balance as of September 2021	364,524	$68.4

The aggregate intrinsic value was determined using the closing price of our common stock on September 24, 2021 of $187.64.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $40.1 million as of September 25, 2021, which will be recognized over a weighted average period of approximately 1.2 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units to certain non-officer employees in October 2019 and there have been no subsequent phantom stock unit grants. Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date. The outstanding phantom stock units had a fair value of $185.18 per unit at September 25, 2021 and our accrued liability for such units was $32.8 million.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2021	402,458
Forfeited	(9,411)
Balance as of September 2021	393,047

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $40.0 million as of September 25, 2021, which will be recognized over a weighted average period of approximately 1.1 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three months ended September 25, 2021 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	96,475
Weighted average purchase price	$74.98
Cash received	$7.2
Aggregate intrinsic value	$10.5

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

The provision for income taxes of $5.9 million and $3.6 million for the three months ended September 25, 2021 and September 26, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 25, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and global intangible low-taxed income, or GILTI, partially offset by the benefit of income taxed at lower rates, research credits and foreign tax credits. The effective tax rate for the three months ended September 26, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, income taxed at higher tax rates, non-deductible stock-based compensation and global intangible low-taxed income, or GILTI, partially offset by the benefit of research credits and foreign tax credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $0.8 million during the three months ended September 25, 2021, to $23.4 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 25, 2021 were $1.8 million; this balance increased by $0.1 million compared to June 26, 2021. We classify interest and penalties as components of income tax expense. It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.1 million to an increase of $2.5 million. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Japan and the United Kingdom. From fiscal 2014 onward, we remain subject to examination by one or more of these jurisdictions.

13. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the Internet of Things, or IoT, product market, the personal computing, or PC, product market, and the Mobile product market. We sell our products to OEMs and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September
	2021	2020
China	$135.1	$131.2
Taiwan	119.6	71.8
Japan	91.6	103.1
Other	16.4	16.0
South Korea	8.2	5.0
United States	1.8	1.3
	$372.7	$328.4

Net revenue from our customers for each group of similar products was as follows (in millions):

	Three Months Ended
	September
	2021	2020
IoT product applications	$205.7	$120.7
PC product applications	88.6	80.5
Mobile product applications	78.4	127.2
	$372.7	$328.4

A reclassification has been made to the prior period revenue presentation in the above table in order to conform to the current period revenue presentation. The reclassification of $6.3 million moved virtual reality product revenue from Mobile product applications to IoT product applications.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2021	2020
Customer A	12%	*
Customer B	11%	13%
Customer C	*	21%

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September	June
	2021	2021

Customer A	15%	12%
Customer B	13%	15%

14. Comprehensive Income

Our comprehensive income generally consists of net income. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of comprehensive income (loss) as the U.S. dollar is the functional currency of our foreign entities.

15. Restructuring Activities

During the first quarter of fiscal 2022, we initiated restructuring activities which included severance costs which were for activities intended to further improve efficiencies in our operational activities. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of comprehensive income. These activities are expected to be complete by the end of the third quarter of fiscal 2022. The restructuring liability activity for these restructuring activities during fiscal 2022 was as follows (in millions):

Employee Severance
and Benefits
Accruals	$1.4
Cash payments	(0.2)
Balance as of September 2021	$1.2

16. Pending Acquisition

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc, or DSPG, to acquire all of the equity interests in DSPG for $22.00 per share of common stock issued and outstanding.

We intend to finance the transaction through a combination of cash on hand and debt financing. We have received a customary commitment for incremental debt financing for $600.0 million in support of the transaction, which incremental term loan facility will be incurred under our existing senior credit facility.

The transaction is expected to close in our second quarter of fiscal 2022, subject to approval by DSPG stockholders and satisfaction of certain closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 25, 2021 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for mobile product applications; our dependence on one or more large customers; the risk that our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by heath epidemics, including the COVID-19 pandemic; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; global supply chain disruptions and component shortages that are currently affecting the semiconductor industry as a whole; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

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

The health and wellbeing of our workforce is our highest priority. Many of our employees have worked from home since the COVID-19 outbreak was declared a pandemic in order to minimize the potential risk of spread of COVID-19 in our office environment. As the broad roll out of vaccines continues in various countries in which we operate, many employees who have been fully vaccinated have returned to the office environment on a part- or full-time basis. As more employees return to the office, we will continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic continues to remain uncertain, we expect that the ongoing global vaccination programs will continue to moderate the overall severity and duration and remain optimistic the most significant impact has passed. If more infectious COVID-19 variants become resistant to the existing vaccines, however, we could experience renewed and sustained business disruption. To date, we have not incurred significant disruptions to our business or a materially negative impact on our condensed consolidated results of operations and financial condition from the COVID-19 outbreak, and continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread, vaccinate large portions of the population and achieve herd immunity.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. As a result of recent supply constraints and capacity shortages affecting the global semiconductor industry, we have entered into long-term capacity and pricing agreements with some suppliers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary application specific integrated circuits, or ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology; backlog; supplier arrangements; manufacturing, assembly, and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, to cost of revenue.

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

Interest and other expense, net, primarily reflects loss on extinguishment of debt as discussed in Note 10 Debt to the condensed consolidated financial statements contained elsewhere in this report, interest expense on our senior notes, convertible notes and revolving line of credit as well as the amortization of debt issuance costs and discount on our convertible notes, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Equity investment loss includes amortization of intangible assets as well as our portion of the net loss reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd.

Acquisitions

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc, or DSPG, to acquire all of the equity interests in DSPG for $22.00 per share of common stock issued and outstanding.

We intend to finance the transaction through a combination of cash on hand and debt financing. We have received a customary commitment for incremental debt financing for $600.0 million in support of the transaction, which incremental term loan facility will be incurred under our existing senior credit facility.

The transaction is expected to close in our second quarter of fiscal 2022, subject to satisfaction of certain closing conditions.

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020. Our purchase consideration was $444.0 million. The results of DisplayLink are included in our condensed consolidated financial statements for the periods from August 1, 2020.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom, Inc., or Broadcom, to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/GNSS products and business in the IoT market, or Broadcom Business Acquisition, for an aggregate consideration of $250 million in cash which closed on July 23, 2020. We also entered into certain transition agreements with Broadcom for a period of three years. The results of the Broadcom Business Acquisition are included in our condensed consolidated financial statements for periods from July 24, 2020.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 25, 2021, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

Results of Operations

Beginning in the three months ended September 25, 2021, we are accounting for virtual reality revenue in IoT product applications rather than Mobile product applications. To conform the prior period revenue presentation to the current period revenue presentation, we reclassified $6.3 million virtual reality product revenue from Mobile product applications to IoT product applications for the three months ended September 26, 2020. Certain of the data used in our condensed consolidated statements of comprehensive income/(loss) for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September
	2021	2020	$ Change	% Change
IoT product applications	$205.7	$120.7	$85.0	70.4%
PC product applications	88.6	80.5	8.1	10.1%
Mobile product applications	78.4	127.2	(48.8)	(38.4%)
Net revenue	372.7	328.4	44.3	13.5%
Gross margin	198.1	134.5	63.6	47.3%
Operating expenses:
Research and development	86.1	80.9	5.2	6.4%
Selling, general, and administrative	41.6	35.3	6.3	17.8%
Acquired intangibles amortization	8.4	6.7	1.7	25.4%
Restructuring costs	1.4	5.6	(4.2)	(75.0%)
Operating income	60.6	6.0	54.6	910.0%
Interest and other expense, net	(5.9)	(4.7)	(1.2)	(25.5%)
Loss on redemption of convertible notes	(8.1)	—	(8.1)	100.0%
Income before provision for income taxes	46.6	1.3	45.3	3484.6%
Provision for income taxes	5.9	3.6	2.3	63.9%
Equity investment loss	(0.5)	(0.5)	—	0.0%
Net income (loss)	$40.2	$(2.8)	$43.0	1535.7%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September		Increase/
	2021	2020	(Decrease)
IoT product applications	55.2%	36.8%	18.4%
PC product applications	23.8%	24.5%	(0.7%)
Mobile product applications	21.0%	38.7%	(17.7%)
Net revenue	100.0%	100.0%	0.0%
Gross margin	53.2%	41.0%	12.2%
Operating expenses:
Research and development	23.1%	24.6%	(1.5%)
Selling, general, and administrative	11.2%	10.7%	0.5%
Acquired intangibles amortization	2.3%	2.0%	0.3%
Restructuring costs	0.4%	1.7%	(1.3%)
Operating income	16.3%	1.8%	14.5%
Interest and other expense, net	(1.6%)	(1.4%)	(0.2%)
Loss on redemption of convertible notes	(2.2%)	0.0%	(2.2%)
Income before provision for income taxes	12.5%	0.4%	12.1%
Provision for income taxes	1.6%	1.1%	0.5%
Equity investment loss	(0.1%)	(0.2%)	0.1%
Net income (loss)	10.8%	(0.9%)	11.7%

Net Revenue

Net revenue was $372.7 million for the three months ended September 25, 2021, compared with $328.4 million for the three months ended September 26, 2020, an increase of $44.3 million, or 13.5%. Of this net revenue, $205.7 million, or 55.2%, was from IoT product applications, $88.6 million, or 23.8%, was from PC product applications, and $78.4 million, or 21.0%, was from Mobile product applications. The increase in net revenue for the three months ended September 25, 2021 was primarily attributable to an increase in net revenue from IoT product applications and PC product applications, partially offset by a decrease in net revenue from Mobile product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 30.7%) as well as higher average selling prices (which increased 30.5%) due to product sales mix, both of which reflect only a partial quarter impact in the September 2020 quarter of our acquisitions of DisplayLink and the Broadcom wireless business. Net revenue from PC product applications increased primarily as a result of higher average selling prices (which increased 8.8%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 34.2%) for Mobile product applications and lower average selling prices (which decreased 6.3%) due to our product sales mix .

Gross Margin

Gross margin as a percentage of net revenue was 53.2%, or $198.1 million, for the three months ended September 25, 2021, compared with 41.0%, or $134.5 million, for the three months ended September 26, 2020. The 1,220 basis point increase in gross margin for the three months ended September 25, 2021, was primarily due to a favorable product mix, an increase in average sales prices, product cost reductions, as well as a $9.8 million decrease in inventory fair value adjustments that were completed in the third quarter of fiscal 2021 and were associated with the DisplayLink acquisition.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $5.2 to $86.1 million for the three months ended September 25, 2021, compared with $80.9 million for the three months ended September 26, 2020. The increase in research and development expenses primarily reflected a $9.8 million increase in share-based compensation costs which were incurred in connection with grants of awards primarily to new employees in fiscal 2021 and the first three months of fiscal 2022 and an increased stock price which impacted the value of the new grants and the phantom stock units accrual, partially offset by a decrease in software licenses and maintenance, project related costs and non-employee services.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.3 million to $41.6 million for the three months ended September 25, 2021, compared with $35.3 million for the three months ended September 26, 2020. The increase in selling, general, and administrative expenses primarily reflected a $4.0 million increase in share-based compensation costs which were incurred in connection with grants of awards primarily to new employees in fiscal 2021 and the first three months of fiscal 2021 and an increased stock price which impacted the value of the new grants and the phantom stock units accrual, as well as a $1.8 million increase in personnel and related costs due to an increase in variable compensation.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 6 Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs. Restructuring costs of $1.4 million in the three months ended September 25, 2021 reflect severance costs for restructuring of our operations to reduce ongoing operating costs. Restructuring activities commenced in fiscal 2022 are expected to be complete by the end of the third quarter of fiscal 2022. For further discussion of restructuring costs, see Note 15 Restructuring Activities to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net increased $1.2 million to $5.9 million for the three months ended September 25, 2021, as compared to $4.7 million for the three months ended September 26, 2020. The increase in interest and other expense, net is primarily due to interest and amortization of debt issuance costs on the $400.0 million principal amount of Senior Notes issued in March 2021 and $1.2 million income from the sale of non-operating assets in the first quarter of fiscal 2021 which did not repeat in the first quarter of fiscal 2022, partially offset by lower interest and amortization of debt issuance costs and discount on the convertible notes which were partially redeemed in the fourth quarter of fiscal 2021 and fully redeemed in the three months ended September 25, 2021.

Loss on redemption of convertible notes. Loss on redemption of convertible notes, which began in the fourth quarter of fiscal 2021 and was completed in the three months ended September 25, 2021, represents the difference between fair value and the carrying value as of the redemption date.

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

The provision for income taxes of $5.9 million and $3.6 million for the three months ended September 25, 2021 and September 26, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 25, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and global intangible low-taxed income, or GILTI. The effective tax rate for the three months ended September 26, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of foreign withholding taxes, income taxed at higher tax rates, non-deductible stock-based compensation and GILTI partially offset by the benefit of research credits and foreign tax credits.

Liquidity and Capital Resources

Our cash and cash equivalents were $347.3 million as of September 25, 2021, compared with $836.3 million as of June 26, 2021, representing a decrease of $489.0 million. The decrease primarily reflected $505.6 million used for the payment for the redemption of convertible notes, $27.7 million used for payroll taxes on the delivery of the underlying shares for Restricted Stock Units, or RSUs, Market Stock Units, or MSUs and Performance Stock Units, or PSUs, $16.6 million for a refundable deposit paid to a vendor, and $4.7 million used for purchases of property and equipment, partially offset by $58.3 million of net cash provided by operating activities and $7.8 million of proceeds from the issuance of shares.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of September 25, 2021, $279.4 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate these funds without impacting our tax provision.

Cash Flows from Operating Activities. Operating activities during the three months ended September 25, 2021 generated $58.3 million compared with $6.5 million net cash generated during the three months ended September 26, 2020. For the three months ended September 25, 2021, the primary operating activities were adjustments for non-cash charges of $63.1 million and a net change in operating assets and liabilities of $45.0 million. The net change in operating assets and liabilities was primarily attributable to a $41.4 million increase in accounts receivable, a $12.3 million decrease in accrued compensation, a $7.4 million increase in other assets, a $6.9 million decrease in income taxes payable, a $6.7 million increase in inventories, and a $5.0 million increase in prepaid expenses and other current assets, partially offset by a $24.0 million increase in other accrued liabilities and a $10.7 million increase in accounts payable. From June 26, 2021 to September 25, 2021, our days sales outstanding increased slightly from 63 days to 65 days. Our annual inventory turns increased from six to seven over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 25, 2021 consisted of $4.7 million for purchases of property and equipment. Cash used in investing activities during the three months ended September 26, 2020 consisted of $621.8 million used for acquisition of businesses, net of cash and cash equivalents acquired, and $3.9 million for purchases of property and equipment, partially offset by $31.1 million of proceeds from maturities of investments.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended September 25, 2021 was $542.1 million compared with $4.8 million provided by financing activities for the three months ended September 26, 2020. Net cash used in financing activities for the three months ended September 25, 2021 consisted of $505.6 million payment for redemption of convertible notes, $27.7 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs, and $16.6 million used for refundable deposit paid to vendor, partially offset by $7.8 million proceeds from issuance of shares. Net cash provided by financing activities for the three months ended September 26, 2020 consisted of $10.4 million of proceeds from issuance of shares, partially offset by $5.6 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs.

Common Stock Repurchase Program. As of September 25, 2021, our board has cumulatively authorized $1.8 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 25, 2021, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the three months ended September 25, 2021, we did not repurchase any shares of our common stock. As of September 25, 2021, the remaining available authorization under our common stock repurchase program was $577.4 million.

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

Bank Credit Facility. On March 11, 2021, we entered into a Second Amended and Restated Credit Agreement, or the Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, or the Credit Agreement, to, among other changes, extend the maturity date of our senior secured revolving credit facility, to five years from the closing date of the amendment, increase the facility size from $200.0 million to $250.0 million, and replace the requirement to maintain a total debt to Consolidated EBITDA ratio (as defined in the Credit Agreement) of not more than 4.75 to 1.00 with a requirement to maintain a net total debt to Consolidated EBITDA ratio of not more than 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.00, provided further, that such deemed increase pursuant to the foregoing shall not apply to more than two material acquisitions consummated during the term of the Credit Agreement.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of September 25, 2021, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of September 25, 2021, we remain in compliance with the restrictive covenants.

$100 Million Shelf Registration. We have registered an aggregate of $100.0 million of common stock and preferred stock for issuance in connection with acquisitions, which shares will generally be freely tradeable after their issuance under the Securities Act unless held by an affiliate of us, in which case such shares will be subject to the volume and manner of sale restrictions of Rule 144 of the Securities Act.

Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, anticipated cash flows from financing activities, and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, including acquisitions, and our debt service obligations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the effectiveness of vaccines on variants of COVID-19, including the deployment of those vaccines to help reduce the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not currently anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, but if we did remit such earnings, we may be required to pay certain state and foreign taxes to repatriate these funds, which could adversely impact our financial position.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 25, 2021 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$528.0	$16.0	$32.0	$32.0	$448.0
Leases	41.2	7.8	13.5	10.0	9.9
Purchase obligations and other commitments (2)	210.3	99.3	111.0	—	—
Transition tax payable (3)	7.4	0.3	4.1	3.0	—
Total	$786.9	$123.4	$160.6	$45.0	$457.9

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

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $23.4 million. As of September 25, 2021, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 25, 2021, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

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

Due to the COVID-19 pandemic, a portion of our employees are working from home while under governmental restrictions. Established business continuity plans were initiated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 25, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021 for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.8 billion for our common stock repurchase program, which expires at the end of July 2025. As of September 25, 2021, the remaining amount authorized for the repurchase of our common stock was $577.4 million. During the three-month period ended September 25, 2021, we did not repurchase any shares under our common stock repurchase program.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and among DSP Group, Inc., Synaptics Incorporated and Osprey Merger Sub, Inc., dated as of August 30, 2021.

10.1	Amended and Restated 2019 Equity and Incentive Compensation Plan (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2021.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 4, 2021	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: November 4, 2021	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer