Form 10-Q
period 2021-12-25
SYNAPTICS Inc
filed 2022-02-03
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2021

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

Number of shares of Common Stock outstanding at January 27, 2022: 39,523,705

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECember 25, 2021

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December	June
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$502.8	$836.3
Short-term investments	71.1	-
Accounts receivable, net of allowances of $5.9 and $5.8 at December 2021 and June 2021, respectively	312.2	228.3
Inventories	133.3	82.0
Prepaid expenses and other current assets	55.3	33.1
Total current assets	1,074.7	1,179.7
Property and equipment at cost, net of accumulated depreciation of $119.3 and $131.0 at December 2021 and June 2021, respectively	56.9	91.2
Goodwill	826.6	570.0
Acquired intangibles, net	447.6	301.5
Non-current assets held for sale	50.8	-
Non-current other assets	110.8	84.4
	$2,567.4	$2,226.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$134.5	$97.6
Accrued compensation	68.4	76.4
Income taxes payable	23.8	29.4
Other accrued liabilities	138.5	96.2
Convertible notes, net	-	487.1
Total current liabilities	365.2	786.7
Long-term debt	983.5	394.4
Other long-term liabilities	154.8	78.5
Total liabilities	1,503.5	1,259.6
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 67,643,668 and 66,963,006 shares issued, and 39,519,047 and 35,331,903 shares outstanding, at December 2021 and June 2021, respectively	0.1	0.1
Additional paid-in capital	867.7	1,391.5
Treasury stock: 28,124,621 and 31,631,103 common treasury shares at December 2021 and June 2021, respectively, at cost	(694.5)	(1,205.4)
Accumulated other comprehensive income	(0.1)	-
Retained earnings	890.7	781.0
Total stockholders' equity	1,063.9	967.2
	$2,567.4	$2,226.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
Net revenue	$420.5	$357.6	$793.2	$686.0
Cost of revenue	195.4	207.2	370.0	401.1
Gross margin	225.1	150.4	423.2	284.9
Operating expenses:
Research and development	88.9	77.3	175.0	158.2
Selling, general, and administrative	44.3	39.5	85.9	74.8
Acquired intangibles amortization	9.2	8.7	17.6	15.4
Restructuring costs	5.1	0.6	6.5	6.2
Gain on sale of audio technology assets	-	(34.2)	-	(34.2)
Total operating expenses	147.5	91.9	285.0	220.4
Operating income	77.6	58.5	138.2	64.5
Interest and other expense, net	(5.7)	(6.0)	(11.6)	(10.7)
Loss on redemption of convertible notes	-	-	(8.1)	-
Income before provision for income taxes and equity investment loss	71.9	52.5	118.5	53.8
Provision for income taxes	2.0	2.4	7.9	6.0
Equity investment loss	(0.4)	(0.5)	(0.9)	(1.0)
Net income	$69.5	$49.6	$109.7	$46.8
Net income per share:
Basic	$1.76	$1.43	$2.85	$1.36
Diluted	$1.71	$1.36	$2.70	$1.29
Shares used in computing net income per share:
Basic	39.4	34.8	38.5	34.5
Diluted	40.7	36.5	40.7	36.4

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	-	$781.0	$967.2
Net income	-	-	-	-	-	40.2	40.2
Issuance of common stock for share-based award compensation plans	384,866	-	7.8	-	-	-	7.8
Payroll taxes for deferred stock units	-	-	(27.7)	—	-	-	(27.7)
Redemption of convertible debt			(518.2)	510.9	-		(7.3)
Share-based compensation	-	-	21.2	—	-	-	21.2
Balance at September 2021	67,347,872	0.1	874.6	(694.5)	-	821.2	1,001.4
Net income	-	-	-	-	-	69.5	69.5
Other comprehensive income	-	-	-	-	(0.1)	-	(0.1)
Total comprehensive income	-	-	-	-	-	-	69.4
Issuance of common stock for share-based award compensation plans	295,796	-	0.8	-	-	-	0.8
Payroll taxes for deferred stock units	-	-	(35.8)	-	-	-	(35.8)
Share-based compensation attributable to acquisition	-	-	1.7	-	-	-	1.7
Share-based compensation	-	-	26.4	-	-	-	26.4
Balance at December 2021	67,643,668	$0.1	$867.7	$(694.5)	$(0.1)	$890.7	$1,063.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$701.4	$819.1
Net loss	-	-	-	-	(2.8)	(2.8)
Issuance of common stock for share-based award compensation plans	296,917	-	10.4	-	-	10.4
Payroll taxes for deferred stock units	-	-	(5.6)	-	-	(5.6)
Share-based compensation attributable to acquisition	-	-	3.2	-	-	3.2
Share-based compensation	-	-	14.4	-	-	14.4
Balance at September 2020	66,168,565	0.1	1,362.6	(1,222.6)	698.6	838.7
Net income	-	-	-	-	49.6	49.6
Issuance of common stock for share-based award compensation plans	508,776	-	0.8	-	-	0.8
Payroll taxes for deferred stock units	-	-	(20.2)	-	-	(20.2)
Share-based compensation	-	-	19.1	-	-	19.1
Balance at December 2020	66,677,341	$0.1	$1,362.3	$(1,222.6)	$748.2	$888.0

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December
	2021	2020
Cash flows from operating activities
Net income	$109.7	$46.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	47.6	33.5
Depreciation and amortization	11.6	10.2
Acquired intangibles amortization	54.4	57.0
Gain on sale of audio technology assets	-	(34.2)
Loss on redemption of convertible notes	8.1	-
Deferred taxes	(6.2)	(5.8)
Amortization of convertible debt discount and issuance costs	1.6	9.5
Amortization of debt issuance costs	0.5	0.4
Amortization of cost of development services	5.0	4.2
Equity investment loss	0.9	1.0
Foreign currency remeasurement loss	0.4	(0.6)
Other	(0.1)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(70.9)	(46.9)
Inventories	(28.7)	62.0
Prepaid expenses and other current assets	(12.5)	(8.6)
Other assets	(0.1)	(7.9)
Accounts payable	29.8	9.1
Accrued compensation	(18.9)	(24.6)
Income taxes payable	(6.6)	(15.3)
Other accrued liabilities	55.1	(11.9)
Net cash provided by operating activities	180.7	77.9
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(512.2)	(623.0)
Proceeds from sale of audio technology assets	-	34.2
Proceeds from maturities of investments	0.6	88.0
Purchases of property and equipment	(13.2)	(12.2)
Cost method investment	-	(5.0)
Net cash used in investing activities	(524.8)	(518.0)
Cash flows from financing activities
Payment for redemption of convertible notes	(505.6)	-
Proceeds from term loan	600.0	-
Payment of debt issuance costs	(11.2)	-
Proceeds from issuance of shares	8.6	11.2
Payroll taxes for deferred stock and market stock units	(63.5)	(25.8)
Refundable deposit paid to vendor	(16.6)	-
Net cash provided by (used in) financing activities	11.7	(14.6)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	1.2
Net decrease in cash and cash equivalents	(333.5)	(453.5)
Cash and cash equivalents at beginning of period	836.3	763.4
Cash and cash equivalents at end of period	$502.8	$309.9

Supplemental disclosures of cash flow information
Cash paid for taxes	$17.4	$27.1
Cash refund on taxes	$1.6	$0.3
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$6.0	$0.7

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

The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2022 and 2021 are 52-week periods ending June 25, 2022 and June 26, 2021, respectively. The fiscal periods presented in this report are 13-week and 26-week periods ended December 25, 2021, and December 26, 2020, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, including our expectations regarding the potential impacts on our business of the pandemic related to the novel coronavirus, or COVID-19, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 25, 2021 and June 26, 2021, our cash equivalents included bank deposits with a carrying value of $167.2 million and $509.1 million, respectively, which approximates fair value, and are included in cash and cash equivalents on the condensed consolidated balance sheets.

Short-Term Investments

Our short-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss), or AOCI, in stockholders’ equity. As of December 25, 2021, the total unrealized loss reported within AOCI was $0.1 million. At June 26, 2021, there were no unrealized gains or losses.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in immaterial amounts in each of the three and six months ended December 25, 2021, and the three and six months ended December 26, 2020.

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

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in Accounting Standards Codification Topic 842 occurs. Operating lease cost for lease payments is recognized on a straight-line basis over the lease term.

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

Asset Sale and Leaseback Transaction

On November 24, 2021, we entered into a Purchase and Sale Agreement with Escrow Instructions, or the Purchase Agreement, with S B C & D Co., Inc. d/b/a South Bay Development Company, or South Bay, as amended, pursuant to which the parties agreed to consummate a sale and leaseback transaction, or the Transaction. Under the terms of the Purchase Agreement, we agreed to sell our properties located at 1109-1251 McKay Drive and 1140-1150 Ringwood Court, San Jose, California, or the Real Property, to South Bay or its affiliate, or the Buyer, for a total purchase price of $58.0 million. The net proceeds will be reduced by transaction commissions and expenses payable by us and incurred in connection with the Transaction.

Upon the closing of the Transaction, we will enter into a lease agreement, or the Lease Agreement, with Buyer pursuant to which we will lease back from the Buyer the portion of the Real Property located at 1109 and 1151 McKay Drive, San Jose, California for an initial twelve-year term, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. We shall have the option to extend the Lease Agreement for one additional seven-year term upon written notice to the Buyer no earlier than twelve months and no later than nine months before the end of the initial term.

We anticipate that the closing of the Transaction will occur in February 2022, subject to satisfaction of certain customary closing conditions for transactions of this type. In connection with the Transaction, we presented the net book value of the Real Property of $50.8 million as non-current assets held for sale in the condensed consolidated balance sheet at December 25, 2021.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $1.2 million in contract assets recorded on the condensed consolidated balance sheets as of December 25, 2021 and $1.9 million as of June 26, 2021. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $20.2 million and $50.8 million, respectively, as of December 25, 2021 and $7.0 million and $36.1 million, respectively, as of June 26, 2021. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Other Accrued Liabilities and Other Long-Term Liabilities. During the six months ended December 25, 2021, and the six months ended December 26, 2020, we recognized $3.3 million and $1.1 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of December 25, 2021, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded as a selling, general and administrative expense in the condensed consolidated statements of income) are expensed when the product is shipped because such commissions are owed after shipment.

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 14 Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
Numerator:
Net income	$69.5	$49.6	$109.7	$46.8
Denominator:
Shares, basic	39.4	34.8	38.5	34.5
Effect of dilutive share-based awards and convertible notes	1.3	1.7	2.2	1.9
Shares, diluted	40.7	36.5	40.7	36.4
Net income per share:
Basic	$1.76	$1.43	$2.85	$1.36
Diluted	$1.71	$1.36	$2.70	$1.29

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock, $0.001 par value, or the common stock, outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the "treasury stock" method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, performance stock units, or PSUs, and our convertible notes, which were settled in August 2021.

Dilutive net income per share amounts do not include the potential weighted average effect of 12,987 and 179,491 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 25, 2021 and December 26, 2020, respectively, and 10,209 and 502,657 shares of common stock related to certain share-based awards that were outstanding during the six months ended December 25, 2021, and December 26, 2020, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

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

Our investments, which we hold as available-for-sale, consist primarily of certificates of deposit and corporate and municipal bonds are measured at fair value based on quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, or valuations based on models where the significant inputs are observable, such as interest rates or yield curves, or can be corroborated by observable market data. At December 25, 2021, approximately $23.2 million of our investments are expected to mature within one year, and approximately $47.9 million is expected to mature beyond one year. Our total investments are presented as short-term investments in the condensed consolidated balance sheet.

The fair value of our $400.0 million principal amount of 4.0% senior notes due 2029 is measured at fair value for disclosure purposes. The fair value of the senior notes as of December 25, 2021 and June 26, 2021 was approximately $408.0 million and $401.5 million, respectively, based on the last trading price of the senior notes for the respective periods.

At December 25, 2021, our $600.0 million term loan due in December 2028 is a variable rate instrument and the carrying value of the term loan approximates its fair value.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December	June
	2021	2021
Raw materials and work-in-progress	$79.5	$49.1
Finished goods	53.8	32.9
	$133.3	$82.0

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

6. Acquisition

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc., or DSPG, to acquire all of the equity of DSPG, a leading global provider of voice and wireless chipset solutions for converged communications, for $22.00 per share in an all-cash transaction, referred to as the DSPG acquisition. The DSPG acquisition closed on December 2, 2021, or the DSPG Closing Date, whereupon we obtained voice and wireless technology and product solutions for converged communications.

The DSPG acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at December 25, 2021, is preliminary and subject to change and has been based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. We expect to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date throughout the remainder of the measurement period.

The purchase price paid to acquire DSPG was $550.9 million.

The following table summarizes the preliminary amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the DSPG Closing Date (in millions):

Cash and cash equivalents	$40.5
Short-term investments	71.9
Accounts receivable, net	12.9
Inventory	22.6
Prepaid expenses and other current assets	4.0
Property and equipment	5.9
Intangible assets	200.5
Right-of-use lease asset	11.2
Severance pay fund	16.2
Deferred tax asset	0.3
Non-current other assets	2.3
Total identifiable assets acquired	388.3
Accounts payable	(6.7)
Other accrued expenses	(18.4)
Short-term lease liabilities	(1.7)
Long-term lease liabilities	(9.4)
Accrued severance	(16.4)
Deferred tax liability	(38.1)
Other long-term liabilities	(3.3)
Total liabilities	(94.0)
Net identifiable assets acquired	294.3
Goodwill	256.6
Net assets acquired	$550.9

The following table summarizes the preliminary estimated fair value of the intangible assets as of the DSPG Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value

Developed technology	5.0	$107.5
Customer contracts and related relationships	4.0	65.0
In process research and development	N/A	16.0
Backlog	1.0	11.0
Trade name	1.0	1.0
Estimated fair value of acquired intangibles		$200.5

We estimated the fair value of the identified intangible assets using a discounted cash flow model for each of the underlying identified intangible assets. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each intangible asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which range from 4% to 18%. The fair value of these intangible assets is primarily affected by the projected revenue, gross margins, operating expenses, the technology migration curve, customer ramp up period and the anticipated timing of the projected income associated with each intangible asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

In-process research and development consists of advanced semiconductor telecommunications products for the Internet of Things, or IoT, market. We expect to complete the in-process research and development project in calendar year 2023.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DSPG as of the DSPG Closing Date. As of December 25, 2021, none of the goodwill is expected to be deductible for income tax purposes.

Prior to the DSPG acquisition, we did not have an existing relationship or transactions with DSPG.

The condensed consolidated financial statements include $11.3 million of revenue from DSPG from the DSPG Closing Date, and a net loss of $16.4 million through December 25, 2021.

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		December 2021			June 2021
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$189.6	$(87.7)	$101.9	$138.6	$(97.6)	$41.0
Customer relationships	4.4	$190.5	$(80.2)	110.3	125.5	(63.8)	61.7
Wireless connectivity technology	6.0	$128.0	$(22.5)	105.5	93.0	(14.2)	78.8
Video interface technology	3.0	$82.0	$(38.7)	43.3	82.0	(25.1)	56.9
Display driver technology	7.0	$20.4	$(19.0)	1.4	20.4	(17.5)	2.9
Backlog	1.0	$11.0	$(0.9)	10.1	12.0	(12.0)	-
Licensed technology and other	4.5	$9.9	$(6.3)	3.6	13.0	(8.1)	4.9
Patents	8.0	$4.4	$(3.4)	1.0	4.4	(3.2)	1.2
Tradename	4.4	$5.8	$(2.3)	3.5	4.8	(1.7)	3.1
In process research and development	Not applicable	$67.0	-	67.0	51.0	-	51.0
Acquired intangibles totals	5.5	$708.6	$(261.0)	$447.6	$544.7	$(243.2)	$301.5

The total amortization expense for the acquired intangible assets was $29.2 million and $31.6 million for the three months ended December 25, 2021, and December 26, 2020, respectively, and $54.4 million and $57.0 million for the six months ended December 25, 2021 and December 26, 2020, respectively. During the three months ended December 25, 2021, and December 26, 2020, $19.9 million and $22.9 million, respectively, and $36.8 million and $41.6 million for the six months ended December 25, 2021 and December 26, 2020, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. The changes in our goodwill balance for the six months ended December 25, 2021 reflect our preliminary estimate of goodwill associated with the acquisition of DSPG.

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2029, some of which include options to extend the lease for up to 5 years. For the six months ended December 25, 2021 and December 26, 2020, we recorded approximately $5.7 million and $5.0 million, respectively, of operating leases expense. Our short-term leases are immaterial.

As of December 25, 2021, and June 26, 2021, the components of leases and lease costs are as follows (in millions):

	December	June
	2021	2021
Operating lease right-of-use assets	$44.0	$31.7
Operating lease liabilities	$9.5	$9.3
Operating lease liabilities, long-term	35.2	24.0
Total operating lease liabilities	$44.7	$33.3

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Six Months Ended
	December
	2021	2020
Cash paid for operating leases included in operating cash flows	$5.4	$3.9
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	17.6	21.7

As of December 25, 2021, the weighted average remaining lease term is 6.2 years, and the weighted average discount rate is 3.8%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2022	$5.9
2023	8.6
2024	8.2
2025	6.8
2026	6.5
Thereafter	14.2
Total future minimum operating lease payments	50.2
Less: interest	(5.5)
Total lease liabilities	$44.7

9. Other Accrued Liabilities and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in millions):

	December	June
	2021	2021
Customer obligations	$70.5	$43.1
Inventory obligations	16.9	17.0
Operating lease liabilities, short-term	9.5	9.3
Other	41.6	26.8
	$138.5	$96.2

Other long-term liabilities consisted of the following (in millions):

	December	June
	2021	2021
Operating lease liabilities, long-term	$35.2	$24.0
Deferred tax liability	57.3	27.1
Income taxes payable, long-term	28.3	15.4
Other	34.0	12.0
	$154.8	$78.5

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 99 months. The total interest expense recorded on the Senior Notes during the three and six months ended December 25, 2021 was $4.1 million and $8.3 million, respectively.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of December 25, 2021, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the Company and specified subsidiaries and other specific items. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of December 25, 2021, we remain in compliance with the restrictive covenants.

Term Loan Facility

On December 2, 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced by certain existing and new lenders under the Credit Agreement to finance the DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum.

Borrowings under the Term Loan Facility will accrue interest at the London Interbank Offered Rate, or LIBOR, plus 2.25% or at the base rate plus 1.50%, subject to a 25 basis point step-down based on total gross leverage, and subject to a LIBOR floor of 50 basis points. The base rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Wells Fargo Bank, National Association prime rate and (iii) the one-month LIBOR plus 1.00%. The Term Loan Facility contains customary representations and warranties, affirmative and negative covenants and events of default, in each case consistent with the Credit Agreement. The Term Loan Facility does not contain any financial covenant.

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including, commencing with the fiscal year ending June 30, 2023, an excess cash flow sweep, subject to customary step-downs and thresholds.

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense recorded on the Term Loan during both the three and six months ended December 25, 2021, was $1.4 million.

Convertible Debt

On June 1, 2021, pursuant to the Indenture, dated as of June 26, 2017 between us and Wells Fargo Bank, National Association, as trustee, or the Convertible Notes Indenture, we provided an irrevocable notice of redemption, for all $525,000,000 aggregate principal amount of our outstanding 0.50% convertible senior notes due in 2022, or the Convertible Notes. The Convertible Notes were redeemable at a cash redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date of August 4, 2021.

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate was equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which was the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement (as defined in the Convertible Notes Indenture) with a Specified Dollar Amount (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of the our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we settled or redeemed the remaining outstanding Convertible Notes for $505.6 million in cash representing the principal amount outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million which is included in Interest and other expense, net on our condensed consolidated statements of income included elsewhere in this report.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
Cost of revenue	$1.3	$1.0	$2.3	$1.8
Research and development	18.6	9.5	39.4	20.5
Selling, general, and administrative	16.7	12.9	30.5	22.6
Total	$36.6	$23.4	$72.2	$44.9
Income tax benefit on share-based compensation	$(11.4)	$(5.4)	$(16.7)	$(9.0)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
Cost of revenue	$0.1	$0.1	$0.1	$0.2
Research and development	8.4	3.4	20.2	9.2
Selling, general, and administrative	1.7	0.7	4.3	2.0
Total	$10.2	$4.2	$24.6	$11.4

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

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Outstanding as of June 2021	55,061	$66.68
Exercised	(19,684)	72.39
Outstanding and Exercisable as of December 2021	35,377	63.51	$7.6

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2021 of $278.28.

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

RSUs granted generally vest ratably over three to four years from the vesting commencement date.

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	1,323,286
Granted	541,669
Delivered	(502,701)
Forfeited	(82,694)
Balance as of December 2021	1,279,560	$356.1

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2021 of $278.28.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 149,743 shares valued at $27.6 million were withheld to meet statutory tax withholding requirements.

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

Delivery of shares earned, if any, will take place on the dates provided in the applicable MSU grant agreement, assuming the grantee is still an employee, consultant, or director of our Company at the end of the applicable performance period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award. Of the shares delivered, 105,719 shares valued at $18.3 million were withheld to meet statutory tax withholding requirements.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	347,027
Granted	134,728
Delivered	(203,883)
Forfeited	(18,554)
Balance as of December 2021	259,318	$72.2

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2021 of $278.28.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $25.5 million as of December 25, 2021, which will be recognized over a weighted average period of approximately 1.2 years.

Performance Stock Units

Our 2019 Incentive Plan, our 2010 Incentive Plan and our 2019 Inducement Equity Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSUs to our executive officers and other management members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU grant. Generally, the grants have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of certain performance criteria (for PSUs granted in fiscal 2021 it is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses and for the PSUs granted prior to fiscal 2021 and during fiscal 2022 it is based on non-GAAP earnings per share). The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement result equals greater than 75% of the target with a maximum payout achieved at 125% of target.

Delivery of shares earned, if any, will take place on the dates provided in the applicable PSU grant agreement, assuming the grantee is still an employee, consultant, or director of our Company at the end of the applicable service period. On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award. Of the shares delivered, 94,642 shares valued at $17.6 million were withheld to meet statutory tax withholding requirements.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	317,392
Awarded	185,676
Released	(208,023)
Forfeited	(22,741)
Balance as of December 2021	272,304	$75.8

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2021 of $278.28.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $31.7 million as of December 25, 2021, which will be recognized over a weighted average period of approximately 1.2 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units to certain non-officer employees in October 2019 and there have been no subsequent phantom stock unit grants. Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date. The outstanding phantom stock units had a fair value of $277.85 per unit at December 25, 2021 and our accrued liability for such units was $7.9 million.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2021	402,458
Released	(196,420)
Forfeited	(18,217)
Balance as of December 2021	187,821

The unrecognized share-based compensation cost of our outstanding phantom stock units was approximately $44.3 million as of December 25, 2021, which will be recognized over a weighted average period of approximately 0.9 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six months ended December 25, 2021 were as follows (in millions, except for shares purchased and weighted average price):

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

The provision for income taxes of $2.0 million and $2.4 million for the three months ended December 25, 2021 and December 26, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 25, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and global intangible low-taxed income, or GILTI. The effective tax rate for the three months ended December 26, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible stock-based compensation and GILTI.

The provision for income taxes of $7.9 million and $6.0 million for the six months ended December 25, 2021 and December 26, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 25, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI. The effective tax rate for the six months ended December 26, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible stock-based compensation and GILTI.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $9.0 million during the six months ended December 25, 2021, to $31.6 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 25, 2021 were $2.4 million; this balance increased by $0.7 million compared to June 26, 2021. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Israel, Japan and the United Kingdom. From fiscal 2014 onward, we remain subject to examination by one or more of these jurisdictions.

14. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the IoT product market, the personal computing, or PC, product market, and the Mobile product market. We sell our products to OEMs and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
China	$142.1	$144.1	$277.2	$275.3
Taiwan	127.6	94.8	247.1	166.6
Japan	119.5	88.3	211.1	191.4
Other	16.8	22.0	33.3	38.0
South Korea	10.7	6.5	18.9	11.5
United States	3.8	1.9	5.6	3.2
	$420.5	$357.6	$793.2	$686.0

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
IoT product applications	$261.5	$163.0	$467.2	$283.7
PC product applications	82.7	91.5	171.3	172.0
Mobile product applications	76.3	103.1	154.7	230.3
	$420.5	$357.6	$793.2	$686.0

A reclassification has been made to the prior periods revenue presentation in the above table in order to conform to the current period revenue presentation. The reclassification of $7.9 million and $14.2 million during the three and six months ended December 2020, respectively, moved virtual reality product revenue from Mobile product applications to IoT product applications.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2021	2020	2021	2020
Customer A	13%	*	12%	11%
Customer B	12%	13%	12%	11%
Customer C	*	18%	*	20%

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December	June
	2021	2021

Customer A	16%	12%
Customer B	10%	15%

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

Employee Severance
and Benefits
Balance, June 26, 2021	$0.2
Accruals	2.2
Cash payments	(0.8)
Balance as of December 2021	$1.6

During the second quarter of fiscal 2022, we initiated restructuring activities, which included severance costs for activities intended to gain synergies from the DSPG acquisition. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of income, and the restructuring activities are expected to be complete by the end of fiscal 2022. The restructuring liability activity for these restructuring activities during fiscal 2022 was as follows (in millions):

Employee Severance
and Benefits
Balance, June 26, 2021	$-
Accruals	4.3
Cash payments	(0.9)
Balance as of December 2021	$3.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 25, 2021 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for mobile product applications; our dependence on one or more large customers; the risk that our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by health epidemics, including the COVID-19 pandemic; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; global supply chain disruptions and component shortages that are currently affecting the semiconductor industry as a whole; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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

The health and wellbeing of our workforce is our highest priority. Many of our employees have worked from home since the COVID-19 outbreak was declared a pandemic in order to minimize the potential risk of spread of COVID-19 in our office environment. As the broad roll-out of vaccines continues in various countries in which we operate, many employees who have been fully vaccinated have returned to the office environment on a part- or full-time basis. As more employees return to the office, we will continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic continues to remain uncertain, we expect that the ongoing global vaccination programs will continue to moderate the overall severity and duration and remain optimistic the most significant impact has passed. As more COVID-19 variants continue to emerge, some of which may be more infectious and may have greater resistance to the existing vaccines, we could experience renewed and sustained business disruption. To date, we have not incurred significant disruptions to our business or a materially negative impact on our condensed consolidated results of operations and financial condition from the COVID-19 outbreak, and we continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread, vaccinate large portions of the population and achieve herd immunity.

We will continue to evaluate the nature and scope of the impact of COVID-19 to our business, consolidated results of operations, and financial condition and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

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

Interest and other expense, net, primarily reflects loss on extinguishment of debt as discussed in Note 11 Debt to the condensed consolidated financial statements contained elsewhere in this Report, interest expense on our senior notes, convertible notes and revolving line of credit as well as the amortization of debt issuance costs and discount on our convertible notes, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Equity investment loss includes amortization of intangible assets as well as our portion of the net loss reflected under the equity method of accounting in connection with our investment in OXi Technology Ltd.

Acquisitions

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc, or DSPG, to acquire all of the equity of DSPG for $22.00 per share of common stock. The transaction closed on December 2, 2021, for purchase consideration of $550.9 million.

We financed the transaction through a combination of cash on hand and a new $600.0 million incremental term loan facility under our existing senior credit facility.

The results of DSPG are included in our condensed consolidated financial statements for the periods from December 3, 2021.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 25, 2021, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

Results of Operations

Beginning in fiscal 2022, we are accounting for virtual reality revenue in IoT product applications rather than Mobile product applications. To conform the prior period revenue presentation to the current period revenue presentation, we reclassified $7.9 million and $14.1 million virtual reality product revenue from Mobile product applications to IoT product applications for the three and six months ended December 26, 2020, respectively. Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December				Six Months Ended December
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
IoT product applications	$261.5	$163.0	$98.5	60.4%	$467.2	$283.7	$183.5	64.7%
PC product applications	82.7	91.5	(8.8)	(9.6%)	171.3	172.0	(0.7)	(0.4%)
Mobile product applications	76.3	103.1	(26.8)	(26.0%)	154.7	230.3	(75.6)	(32.8%)
Net revenue	420.5	357.6	62.9	17.6%	793.2	686.0	107.2	15.6%
Gross margin	225.1	150.4	74.7	49.7%	423.2	284.9	138.3	48.5%
Operating expenses:
Research and development	88.9	77.3	11.6	15.0%	175.0	158.2	16.8	10.6%
Selling, general, and administrative	44.3	39.5	4.8	12.2%	85.9	74.8	11.1	14.8%
Acquired intangibles amortization	9.2	8.7	0.5	5.7%	17.6	15.4	2.2	14.3%
Restructuring costs	5.1	0.6	4.5	750.0%	6.5	6.2	0.3	4.8%
Gain on sale of audio technology assets	-	(34.2)	34.2	100.0%	-	(34.2)	34.2	100.0%
Operating income	77.6	58.5	19.1	32.6%	138.2	64.5	73.7	114.3%
Interest and other expense, net	(5.7)	(6.0)	0.3	5.0%	(11.6)	(10.7)	(0.9)	(8.4%)
Loss on redemption of convertible notes	-	-	-	-	(8.1)	-	(8.1)	-
Income before provision for income taxes	71.9	52.5	19.4	37.0%	118.5	53.8	64.7	120.3%
Provision for income taxes	2.0	2.4	(0.4)	(16.7%)	7.9	6.0	1.9	31.7%
Equity investment loss	(0.4)	(0.5)	0.1	20.0%	(0.9)	(1.0)	0.1	10.0%
Net income	$69.5	$49.6	$19.9	40.1%	$109.7	$46.8	$62.9	134.4%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December		Increase/	December		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
IoT product applications	62.2%	45.6%	16.6%	58.9%	41.3%	17.6%
PC product applications	19.7%	25.6%	(5.9%)	21.6%	25.1%	(3.5%)
Mobile product applications	18.1%	28.8%	(10.7%)	19.5%	33.6%	(14.1%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	53.5%	42.1%	11.4%	53.4%	41.5%	11.9%
Operating expenses:
Research and development	21.1%	21.6%	(0.5%)	22.1%	23.1%	(1.0%)
Selling, general, and administrative	10.5%	11.0%	(0.5%)	10.8%	10.9%	(0.1%)
Acquired intangibles amortization	2.2%	2.4%	(0.2%)	2.2%	2.2%	0.0%
Restructuring costs	1.2%	0.2%	1.0%	0.8%	0.9%	(0.1%)
Gain on sale of audio technology assets	0.0%	(9.6%)	9.6%	0.0%	(5.0%)	5.0%
Operating income	18.5%	16.4%	2.1%	17.4%	9.4%	8.0%
Interest and other expense, net	(1.4%)	(1.7%)	0.3%	(1.5%)	(1.6%)	0.1%
Loss on redemption of convertible notes	0.0%	0.0%	0.0%	(1.0%)	0.0%	(1.0%)
Income before provision for income taxes	17.1%	14.7%	2.4%	14.9%	7.8%	7.1%
Provision for income taxes	0.5%	0.7%	(0.2%)	1.0%	0.9%	0.1%
Equity investment loss	(0.1%)	(0.1%)	0.0%	(0.1%)	(0.1%)	0.0%
Net income	16.5%	13.9%	2.6%	13.8%	6.8%	7.0%

Net Revenue

Net revenue was $420.5 million for the three months ended December 25, 2021, compared with $357.6 million for the three months ended December 26, 2020, an increase of $62.9 million, or 17.6%. Of this net revenue, $261.5 million, or 62.2%, was from IoT product applications, $82.7 million, or 19.7%, was from PC product applications, and $76.3 million, or 18.1%, was from Mobile product applications. The increase in net revenue for the three months ended December 25, 2021 was primarily attributable to an increase in net revenue from IoT product applications, partially offset by a decrease in net revenue from PC and Mobile product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 11.1%) as well as higher average selling prices (which increased 44.3%) due to product sales mix. Net revenue from PC product applications decreased due to a decline in units sold related to certain end customers' supply chain constraints (which decreased 24.8%) and partially offset by higher average selling prices (which increased 20.4%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold to one or more mobile customers and partially offset by slightly higher average selling prices.

Net revenue was $793.2 million for the six months ended December 25, 2021, compared with $686.0 million for the six months ended December 26, 2020, an increase of $107.2 million, or 15.6%. Of this net revenue, $467.2 million, or 58.9%, was from IoT product applications, $171.3 million, or 21.6%, was from PC product applications, and $154.7 million, or 19.5%, was from Mobile product applications. The increase in net revenue for the six months ended December 25, 2021 was primarily attributable to an increase in net revenue from IoT product applications, partially offset by a decrease in net revenue from PC and Mobile product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 19.6%) as well as higher average selling prices (which increased 37.7%) due to product sales mix, both of which reflect only a partial quarter impact in the September 2020 quarter of our acquisitions of DisplayLink and the Broadcom wireless business. Net revenue from PC product applications decreased due to a decline in units sold (which decreased 12.8%) partially offset by higher average selling prices (which increased 14.1%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 30.7%) for Mobile product applications and lower average selling prices (which decreased 3.1%) due to our product sales mix .

Gross Margin

Gross margin as a percentage of net revenue was 53.5%, or $225.1 million, for the three months ended December 25, 2021, compared with 42.1%, or $150.4 million, for the three months ended December 26, 2020. The 1,140 basis point increase in gross margin for the three months ended December 25, 2021, was due to an overall favorable product mix and an increase in average sales prices as well as a $7.8 million decrease in inventory fair value adjustments.

Gross margin as a percentage of net revenue was 53.4% or $423.2 million, for the six months ended December 25, 2021, compared with 41.5%, or $284.9 million, for the six months ended December 26, 2020. The 1,190 basis point increase in gross margin for the six months ended December 25, 2021, was due to an overall favorable product mix driven and an increase in average sales prices as well as a $17.6 million decrease in inventory fair value adjustments.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $11.6 million to $88.9 million for the three months ended December 25, 2021, compared with $77.3 million for the three months ended December 26, 2020. The increase in research and development expenses primarily reflected a $9.0 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual and an increase in payroll and variable compensation costs of $3.0 million, which includes a partial month of costs associated with research and development headcount from our acquisition of DSPG, which closed on December 2, 2021.

Research and development expenses increased $16.8 million to $175.0 million for the six months ended December 25, 2021, compared with $158.2 million for the six months ended December 26, 2020. The increase in research and development expenses primarily reflected a $18.9 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual, an increase in payroll and variable compensation costs of $2.5 million, which includes a partial month of costs associated with research and development headcount from our acquisition of DSPG, which closed on December 2, 2021, partially offset by a decrease in software license and maintenance fees of $4.1 million.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.8 million to $44.3 million for the three months ended December 25, 2021, compared with $39.5 million for the three months ended December 26, 2020. The increase in selling, general, and administrative expenses primarily reflected a $3.8 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual and an increase in payroll and variable compensation costs of $1.3 million, which includes a partial month of costs associated with additional selling, general, and administrative headcount from our acquisition of DSPG, which closed on December 2, 2021, partially offset by a decrease in foreign currency transaction gains and losses of $1.3 million.

Selling, general, and administrative expenses increased $11.1 million to $85.9 million for the six months ended December 25, 2021, compared with $74.8 million for the six months ended December 26, 2020. The increase in selling, general, and administrative expenses primarily reflected a $7.9 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual and an increase in payroll and variable compensation costs of $3.1 million, which includes a partial month of costs associated with additional selling, general, and administrative headcount from our acquisition of DSPG, which closed on December 2, 2021.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs. Restructuring costs of $5.1 million in the three months ended December 25, 2021 are primarily related to activities intended to gain synergies from our recent acquisition of DSPG. Restructuring activities commenced in fiscal 2022 and are expected to be complete by the end of the fourth quarter of fiscal 2022. For further discussion of restructuring costs, see Note 16 Restructuring Activities to the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs of $6.5 million in the six months ended December 25, 2021 reflect severance costs for restructuring of our operations to reduce ongoing operating costs and for activities intended to gain synergies from our recent acquisition of DSPG. Restructuring activities commenced in fiscal 2022 and are expected to be complete by the end of the fourth quarter of fiscal 2022.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Interest and other expense, net decreased by $0.3 million to $5.7 million for the three months ended December 25, 2021, as compared to $6.0 million for the three months ended December 26, 2020.

Interest and other expense, net, increased $0.9 million to $11.6 million for the six months ended December 25, 2021, as compared to $10.7 million for the six months ended December 26, 2020. The increase in interest and other expense, net, is primarily due to interest and amortization of debt issuance costs on the $400.0 million principal amount of Senior Notes issued in March 2021 and the $600 million incremental term loan facility executed in December 2021, partially offset by lower interest and amortization of debt issuance costs and discount on the convertible notes which were partially redeemed in the fourth quarter of fiscal 2021 and fully redeemed in the first quarter of fiscal 2022.

Loss on redemption of convertible notes. Loss on redemption of convertible notes, which began in the fourth quarter of fiscal 2021 and was completed in the first quarter of fiscal 2022, represents the difference between fair value and the carrying value as of the redemption date.

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

The provision for income taxes of $2.0 million and $2.4 million for the three months ended December 25, 2021 and December 26, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended December 25, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and global intangible low-taxed income, or GILTI. The effective tax rate for the three months ended December 26, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible stock-based compensation and GILTI.

The provision for income taxes of $7.9 million and $6.0 million for the six months ended December 25, 2021 and December 26, 2020, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the six months ended December 25, 2021 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI. The effective tax rate for the six months ended December 26, 2020, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible stock-based compensation and GILTI.

Liquidity and Capital Resources

Our cash and cash equivalents were $502.8 million as of December 25, 2021, compared with $836.3 million as of June 26, 2021, representing a decrease of $333.5 million. The decrease primarily reflected $505.6 million used for the payment for the redemption of convertible notes, net cash paid to acquire DSPG of $512.2 million, $63.5 million used for payroll taxes on the delivery of the underlying shares for Restricted Stock Units, or RSUs, Market Stock Units, or MSUs and Performance Stock Units, or PSUs, $13.2 million for the purchase of property and equipment, offset by proceeds from the term loan facility of $588.8, net of debt issuance costs paid of $11.2 million, and $180.7 million of net cash provided by operating activities.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of December 25, 2021, $399.6 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate these funds without impacting our tax provision.

Cash Flows from Operating Activities. Operating activities during the six months ended December 25, 2021 generated $180.7 million compared with $77.9 million net cash generated during the six months ended December 26, 2020. For the six months ended December 25, 2021, the primary operating activities were adjustments for non-cash charges of $123.8 million and a net change in operating assets and liabilities of $52.8 million. The net change in operating assets and liabilities was primarily attributable to a $70.9 million increase in accounts receivable, a $28.7 million increase in inventories, $29.8 million increase in accounts payable, and an increase of $55.1 million in other accrued liabilities, offset by a decrease of $18.9 million increase in accrued compensation.

Operating activities during the six months ended December 26, 2020 consisted of adjustments for non-cash charges of $75.2 million and a net change in operating assets and liabilities of $44.1 million. The net change in operating assets and liabilities was primarily attributable to a $46.9 million increase in accounts receivable, net, a $24.6 million decrease in accrued compensation, $15.3 million decrease in income taxes payable and a $11.9 million decrease in other accrued liabilities, partially offset by a $62.0 million decrease in inventories.

During the six months ended December 25, 2021, our days sales outstanding increased slightly from 63 days to 67 days. Our annual inventory turns decreased from seven to six over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 25, 2021 consisted of $524.8 million compared with $518.0 million net cash used during the six months ended December 26, 2020. Net cash used in investing activities for the six months ended December 25, 2021 consisted of $512.2 million for the acquisition of DSPG and $13.2 million for purchases of property and equipment. Cash used in investing activities during the six months ended December 26, 2020 consisted of $623.0 million used for acquisition of businesses and $12.2 million for purchases of property and equipment offset by $88.0 million in proceeds from maturities of investments and $34.2 million of proceeds from sale of audio technology assets.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended December 25, 2021 was $11.7 million compared with $14.6 million used in financing activities for the six months ended December 26, 2020. Net cash provided by financing activities for the six months ended December 25, 2021 consisted of proceeds received from the term loan facility of $588.8 million (net of debt issuance costs paid of $11.2 million) and $8.6 million proceeds from issuance of shares, offset by a $505.6 million payment for redemption of convertible notes, $63.5 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs, and $16.6 million used for refundable deposit paid to vendor. Net cash used in financing activities for the six months ended December 26, 2020 consisted of $11.2 million of proceeds from issuance of shares, offset by $25.8 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs.

Common Stock Repurchase Program. As of December 25, 2021, our board has cumulatively authorized $1.8 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 25, 2021, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the six months ended December 25, 2021, we did not repurchase any shares of our common stock. As of December 25, 2021, the remaining available authorization under our common stock repurchase program was $577.4 million.

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

Bank Credit Facility.

On March 11, 2021, we entered into a Second Amended and Restated Credit Agreement, or the Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent to, among other changes, extend the maturity date of our senior secured revolving credit facility, to five years from the closing date of the amendment, increase the facility size from $200.0 million to $250.0 million, and replace the requirement to maintain a total debt to Consolidated EBITDA ratio (as defined in the Credit Agreement) of not more than 4.75 to 1.00 with a requirement to maintain a net total debt to Consolidated EBITDA ratio of not more than 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.00, provided further, that such deemed increase pursuant to the foregoing shall not apply to more than two material acquisitions consummated during the term of the Credit Agreement.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of December 25, 2021, there was no balance outstanding under the revolving credit facility.

Borrowings under the revolving credit facility are required to be repaid in full by March 11, 2026. Debt issuance costs relating to the revolving credit facility of $1.6 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions, who collectively with our company are referred to as the Credit Parties. The obligations of the Credit Parties under the Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock and 100% of the non-voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of December 25, 2021, we remain in compliance with the restrictive covenants.

Term Loan Facility.

On December 2, 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced by certain existing and new lenders under the Credit Agreement to finance our acquisition of DSPG. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum.

Borrowings under the Term Loan Facility will accrue interest at the London Interbank Offered Rate, or LIBOR, plus 2.25% or at the base rate plus 1.50%, subject to a 25 basis point step-down based on total gross leverage, and subject to a LIBOR floor of 50 basis points. The base rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Wells Fargo Bank, National Association prime rate and (iii) the one-month LIBOR plus 1.00%. The Term Loan Facility contains customary representations and warranties, affirmative and negative covenants and events of default, in each case consistent with the Credit Agreement. The Term Loan Facility does not contain any financial covenant.

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including, commencing with the fiscal year ending June 30, 2023, an excess cash flow sweep, subject to customary step-downs and thresholds.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 25, 2021 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,120.0	$11.0	$44.0	$44.0	$1,021.0
Leases	50.2	5.9	16.8	13.3	14.2
Purchase obligations and other commitments (2)	184.4	73.3	111.1	-	-
Transition tax payable (3)	7.4	0.3	4.1	3.0	-
Total	$1,362.0	$90.5	$176.0	$60.3	$1,035.2

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

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $31.6 million. As of December 25, 2021, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 25, 2021, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

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

On December 2, 2021, we completed the acquisition of DSPG. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded DSPG from our evaluation for the period ended December 25, 2021. We are in the process of integrating DSPG into our system of internal control over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 25, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.8 billion for our common stock repurchase program, which expires at the end of July 2025. As of December 25, 2021, the remaining amount authorized for the repurchase of our common stock was $577.4 million. During the three-month period ended December 25, 2021, we did not repurchase any shares under our common stock repurchase program.

ITEM 6. EXHIBITS

10.1(a)

Purchase and Sale Agreement with Escrow Instructions, dated November 24, 2021, by and between Synaptics Incorporated and SBC & D Co., Inc. d/b/a South Bay Development Company (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 1, 2021)

10.1(b)*	First Amendment to Purchase and Sale agreement with Escrow Instructions, dated December 20, 2021, by and between Synaptics Incorporated and SBC & D Co., Inc. d/b/a South Bay Development Company

10.2

First Amendment and Lender Joinder Agreement, dated as of December 2, 2021, by and among Synaptics Incorporated, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on December 2, 2021)

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

* Filed herewith

** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 3, 2022	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: February 3, 2022	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: February 3, 2022	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer