Form 10-Q
period 2022-03-26
SYNAPTICS Inc
filed 2022-05-05
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-49602

SYNAPTICS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0118518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1109 McKay Drive

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

Number of shares of Common Stock outstanding at April 28, 2022: 39,607,181

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 26, 2022

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March	June
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$690.3	$836.3
Short-term investments	64.6	-
Accounts receivable, net of allowances of $6.0 and $5.8 at March 2022 and June 2021, respectively	298.3	228.3
Inventories	145.9	82.0
Prepaid expenses and other current assets	48.1	33.1
Total current assets	1,247.2	1,179.7
Property and equipment at cost, net of accumulated depreciation of $125.9 and $131.0 at March 2022 and June 2021, respectively	63.1	91.2
Goodwill	814.5	570.0
Acquired intangibles, net	409.5	301.5
Non-current other assets	163.7	84.4
	$2,698.0	$2,226.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135.6	$97.6
Accrued compensation	80.1	76.4
Income taxes payable	38.0	29.4
Other accrued liabilities	139.3	96.2
Convertible notes, net	-	487.1
Total current liabilities	393.0	786.7
Long-term debt	982.6	394.4
Other long-term liabilities	164.7	78.5
Total liabilities	1,540.3	1,259.6
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 67,722,867 and 66,963,006 shares issued, and 39,598,246 and 35,331,903 shares outstanding, at March 2022 and June 2021, respectively	0.1	0.1
Additional paid-in capital	897.8	1,391.5
Treasury stock: 28,124,621 and 31,631,103 common treasury shares at March 2022 and June 2021, respectively, at cost	(694.5)	(1,205.4)
Accumulated other comprehensive income	(1.3)	-
Retained earnings	955.6	781.0
Total stockholders' equity	1,157.7	967.2
	$2,698.0	$2,226.8

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
Net revenue	$470.1	$325.8	$1,263.3	$1,011.8
Cost of revenue	216.3	170.3	586.3	571.4
Gross margin	253.8	155.5	677.0	440.4
Operating expenses:
Research and development	98.2	77.5	273.2	235.7
Selling, general, and administrative	44.2	36.8	130.1	111.6
Acquired intangibles amortization	12.0	8.7	29.6	24.1
Restructuring costs	11.3	0.9	17.8	7.1
Gain on sale of audio technology assets	-	-	-	(34.2)
Total operating expenses	165.7	123.9	450.7	344.3
Operating income	88.1	31.6	226.3	96.1
Interest and other expense, net	(6.7)	(7.0)	(18.3)	(17.7)
Gain on sale and leaseback transaction	5.4	-	5.4	-
Loss on redemption of convertible notes	-	-	(8.1)	-
Income before provision for income taxes and equity investment loss	86.8	24.6	205.3	78.4
Provision for income taxes	24.4	10.4	32.3	16.4
Equity investment gain (loss)	2.5	(0.4)	1.6	(1.4)
Net income	$64.9	$13.8	$174.6	$60.6
Net income per share:
Basic	$1.64	$0.39	$4.50	$1.75
Diluted	$1.59	$0.35	$4.29	$1.62
Shares used in computing net income per share:
Basic	39.5	35.0	38.8	34.7
Diluted	40.7	39.1	40.7	37.5

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Three and Nine months ended March 26, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$-	$781.0	$967.2
Net income	-	-	-	-	-	40.2	40.2
Issuance of common stock for share-based award compensation plans	384,866	-	7.8	-	-	-	7.8
Payroll taxes for deferred stock units	-	-	(27.7)	-	-	-	(27.7)
Redemption of convertible debt			(518.2)	510.9	-		(7.3)
Share-based compensation	-	-	21.2	-	-	-	21.2
Balance at September 2021	67,347,872	0.1	874.6	(694.5)	-	821.2	1,001.4
Net income	-	-	-	-	-	69.5	69.5
Other comprehensive loss	-	-	-	-	(0.1)	-	(0.1)
Total comprehensive income	-	-	-	-	-	-	69.4
Issuance of common stock for share-based award compensation plans	295,796	-	0.8	-	-	-	0.8
Payroll taxes for deferred stock units	-	-	(35.8)	-	-	-	(35.8)
Share-based compensation attributable to acquisition	-	-	1.7	-	-	-	1.7
Share-based compensation	-	-	26.4	-	-	-	26.4
Balance at December 2021	67,643,668	0.1	867.7	(694.5)	(0.1)	890.7	1,063.9
Net income	-	-	-	-		64.9	64.9
Other comprehensive loss	-	-	-	-	(1.2)	-	(1.2)
Total comprehensive income	-	-	-	-	-	-	63.7
Issuance of common stock for share-based award compensation plans	79,199	-	6.5	-	-	-	6.5
Payroll taxes for deferred stock units	-	-	(2.6)	-	-	-	(2.6)
Share-based compensation	-	-	26.2	-	-	-	26.2
Balance at March 2022	67,722,867	$0.1	$897.8	$(694.5)	$(1.3)	$955.6	$1,157.7

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Three and Nine months ended March 27, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$701.4	$819.1
Net loss	-	-	-	-	(2.8)	(2.8)
Issuance of common stock for share-based award compensation plans	296,917	-	10.4	-	-	10.4
Payroll taxes for deferred stock units	-	-	(5.6)	-	-	(5.6)
Share-based compensation attributable to acquisition	-	-	3.2	-	-	3.2
Share-based compensation	-	-	14.4	-	-	14.4
Balance at September 2020	66,168,565	0.1	1,362.6	(1,222.6)	698.6	838.7
Net income	-	-	-	-	49.6	49.6
Issuance of common stock for share-based award compensation plans	508,776	-	0.8	-	-	0.8
Payroll taxes for deferred stock units	-	-	(20.2)	-	-	(20.2)
Share-based compensation	-	-	19.1	-	-	19.1
Balance at December 2020	66,677,341	0.1	1,362.3	(1,222.6)	748.2	888.0
Net income	-	-	-	-	13.8	13.8
Issuance of common stock for share-based award compensation plans	252,121	-	15.7	-	-	15.7
Payroll taxes for deferred stock units	-	-	(1.2)	-	-	(1.2)
Share-based compensation	-	-	16.3	-	-	16.3
Balance at March 2021	66,929,462	$0.1	$1,393.1	$(1,222.6)	$762.0	$932.6

See accompanying notes to condensed consolidated financial statements (unaudited).

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March
	2022	2021
Cash flows from operating activities
Net income	$174.6	$60.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	73.8	49.8
Depreciation and amortization	17.9	15.5
Acquired intangibles amortization	91.5	84.5
Gain on sale of audio technology assets	-	(34.2)
Gain on sale and leaseback transaction	(5.4)	-
Loss on redemption of convertible notes	8.1	-
Deferred taxes	(27.7)	(10.1)
Amortization of convertible debt discount and issuance costs	1.6	14.3
Amortization of debt issuance costs	1.2	0.3
Amortization of cost of development services	7.5	6.7
Equity investment (gain) loss	(1.6)	1.4
Foreign currency remeasurement gain	(0.8)	(1.9)
Other	(1.6)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(57.3)	(31.3)
Inventories	(41.3)	65.8
Prepaid expenses and other current assets	4.4	(7.9)
Other assets	18.3	(4.3)
Accounts payable	21.1	37.9
Accrued compensation	(7.0)	(1.7)
Income taxes payable	14.7	(11.8)
Other accrued liabilities	16.4	(19.3)
Net cash provided by operating activities	308.4	214.3
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(504.8)	(626.5)
Proceeds from sale of audio technology assets	-	34.2
Proceeds from sale of property and equipment	55.9	-
Proceeds from maturities of investments	12.2	95.8
Purchase of short-term securities	(5.8)	-
Purchases of property and equipment	(26.9)	(15.5)
Cost method investment	-	(5.0)
Net cash used in investing activities	(469.4)	(517.0)
Cash flows from financing activities
Proceeds from issuance of debt	600.0	400.0
Payment on line of credit borrowings and debt	(1.5)	(100.0)
Payment of debt issuance costs	(11.2)	(5.9)
Proceeds from issuance of shares	15.1	26.9
Payroll taxes for deferred stock and market stock units	(66.1)	(27.0)
Payment for redemption of convertible notes	(505.6)	-
Refundable deposit paid to vendor	(16.6)	-
Return of deposit received from vendor	2.8	-
Net cash provided by financing activities	16.9	294.0
Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.5
Net decrease in cash and cash equivalents	(146.0)	(7.2)
Cash and cash equivalents at beginning of period	836.3	763.4
Cash and cash equivalents at end of period	$690.3	$756.2
Supplemental disclosures of cash flow information
Cash paid for taxes	$41.4	$37.9
Cash refund on taxes	$3.7	$0.3
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3.1	$4.4

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2022 and 2021 are 52-week periods ending June 25, 2022 and June 26, 2021, respectively. The fiscal periods presented in this report are 13-week and 39-week periods ended March 26, 2022, and March 27, 2021, respectively.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 26, 2022 and June 26, 2021, our cash equivalents included bank deposits with a carrying value of $158.6 million and $509.1 million, respectively, which approximates fair value, and are included in cash and cash equivalents on the condensed consolidated balance sheets.

Short-Term Investments

Our short-term investments have been classified and accounted for as available-for-sale securities. We determine the appropriate classification of our investments at the time of purchase and reevaluate the classification at each balance sheet date. Our available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss), or AOCI, in stockholders’ equity. As of March 26, 2022, the total unrealized loss reported within AOCI was $1.3 million. At June 26, 2021, there were no unrealized gains or losses.

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of income and resulted in immaterial amounts in each of the three and nine months ended March 26, 2022, and the three and nine months ended March 27, 2021.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $1.0 million in contract assets recorded on the condensed consolidated balance sheets as of March 26, 2022 and $1.9 million as of June 26, 2021. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $29.4 million and $53.2 million, respectively, as of March 26, 2022 and $7.0 million and $36.1 million, respectively, as of June 26, 2021. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Balance Sheet Components. During the three and nine months ended March 26, 2022, we recognized $0.2 million and $3.5 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year. During the three and nine months ended March 27, 2021, we recognized $0.3 million and $1.4 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of March 26, 2022, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

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

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
Numerator:
Net income	$64.9	$13.8	$174.6	$60.6
Denominator:
Shares, basic	39.5	35.0	38.8	34.7
Effect of dilutive share-based awards and convertible notes	1.2	4.1	1.9	2.8
Shares, diluted	40.7	39.1	40.7	37.5
Net income per share:
Basic	$1.64	$0.39	$4.50	$1.75
Diluted	$1.59	$0.35	$4.29	$1.62

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

Dilutive net income per share amounts do not include the potential weighted average effect of 68,521 and 32,109 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 26, 2022 and March 27, 2021, respectively, and 31,430 and 68,795 shares of common stock related to certain share-based awards that were outstanding during the nine months ended March 26, 2022, and March 27, 2021, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

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

Our investments, which we hold as available-for-sale, consist primarily of certificates of deposit and corporate and municipal bonds are measured at fair value based on quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, or valuations based on models where the significant inputs are observable, such as interest rates or yield curves, or can be corroborated by observable market data. At March 26, 2022, approximately $25.4 million of our investments are expected to mature within one year, and approximately $39.2 million is expected to mature beyond one year. Our total investments are presented as short-term investments in the condensed consolidated balance sheet.

The fair value of our $400.0 million principal amount of 4.0% senior notes due 2029 is measured at fair value for disclosure purposes. The fair value of the senior notes as of March 26, 2022 and June 26, 2021 was approximately $375.5 million and $401.5 million, respectively, based on the last trading price of the senior notes for the respective periods.

At March 26, 2022, our $600.0 million term loan due in December 2028 is a variable rate instrument and the carrying value of the term loan approximates its fair value.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March	June
	2022	2021
Raw materials and work-in-progress	$76.9	$49.1
Finished goods	69.0	32.9
	$145.9	$82.0

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

The DSPG acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at March 26, 2022, is preliminary and subject to change and has been based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired and related deferred income taxes. We expect to continue to obtain information for the purpose of determining the fair value of the net assets acquired at the acquisition date throughout the remainder of the measurement period.

The adjusted purchase price paid to acquire DSPG was $543.3 million.

The following table summarizes the preliminary amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the DSPG Closing Date (in millions):

Cash and cash equivalents	$40.5
Short-term investments	71.9
Accounts receivable, net	12.9
Inventory	22.6
Prepaid expenses and other current assets	4.0
Property and equipment	5.9
Intangible assets	199.5
Right-of-use lease asset	11.2
Severance pay fund	16.2
Deferred tax asset	6.4
Non-current other assets	2.3
Total identifiable assets acquired	393.4
Accounts payable	(6.7)
Other accrued expenses	(19.0)
Short-term lease liabilities	(1.7)
Long-term lease liabilities	(9.4)
Accrued severance	(16.4)
Deferred tax liability	(38.1)
Other long-term liabilities	(3.3)
Total liabilities	(94.6)
Net identifiable assets acquired	298.8
Goodwill	244.5
Net assets acquired	$543.3

During the three months ended March 26, 2022, the Company recorded measurement period adjustments of $12.1 million to goodwill consisting of increases in non-current deferred tax assets of $6.1 million, $0.6 million in other accrued liabilities and $7.6 million relating to the acceleration of certain equity awards, offset by a decrease of $1.0 million in acquired in-process research and development.

The following table summarizes the preliminary estimated fair value of the intangible assets as of the DSPG Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value

Developed technology	5.0	$107.5
Customer contracts and related relationships	4.0	65.0
In process research and development	N/A	15.0
Backlog	1.0	11.0
Trade name	1.0	1.0
Estimated fair value of acquired intangibles		$199.5

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

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DSPG as of the DSPG Closing Date. As of March 26, 2022, none of the goodwill is expected to be deductible for income tax purposes.

Prior to the DSPG acquisition, we did not have an existing relationship or transactions with DSPG.

The condensed consolidated financial statements include approximately $44.6 million of revenue from DSPG Closing Date through March 26, 2022. It is impracticable to determine the effect on net income attributable to DSPG as we initiated the integration of a substantial portion of DSPG into our ongoing operations during the second quarter of fiscal 2022, which was completed in the subsequent quarter.

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		March 2022			June 2021
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.4	$189.6	$(96.7)	$92.9	$138.6	$(97.6)	$41.0
Customer relationships	4.1	$190.5	$(91.4)	99.1	125.5	(63.8)	61.7
Wireless connectivity technology	6.0	$128.0	$(27.9)	100.1	93.0	(14.2)	78.8
Video interface technology	3.0	$82.0	$(45.5)	36.5	82.0	(25.1)	56.9
Display driver technology	7.0	$20.4	$(19.6)	0.8	20.4	(17.5)	2.9
Backlog	1.0	$11.0	$(3.7)	7.3	12.0	(12.0)	-
Licensed technology and other	4.5	$9.9	$(6.9)	3.0	13.0	(8.1)	4.9
Patents	8.0	$4.4	$(3.6)	0.8	4.4	(3.2)	1.2
Tradename	4.4	$5.8	$(2.8)	3.0	4.8	(1.7)	3.1
In process research and development	Not applicable	$66.0	-	66.0	51.0	-	51.0
Acquired intangibles totals	4.8	$707.6	$(298.1)	$409.5	$544.7	$(243.2)	$301.5

The total amortization expense for the acquired intangible assets was $37.1 million and $27.5 million for the three months ended March 26, 2022, and March 27, 2021, respectively, and $91.5 million and $84.5 million for the nine months ended March 26, 2022 and March 27, 2021, respectively. During the three months ended March 26, 2022, and March 27, 2021, $25.1 million and $18.8 million, respectively, and $61.9 million and $60.4 million for the nine months ended March 26, 2022 and March 27, 2021, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included under operating expenses in acquired intangibles amortization.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. The changes in our goodwill balance for the nine months ended March 26, 2022 reflect our preliminary estimate of goodwill associated with the DSPG acquisition.

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2029, some of which include options to extend the lease for up to 5 years. For the nine months ended March 26, 2022 and March 27, 2021, we recorded approximately $9.1 million and $7.5 million, respectively, of operating leases expense. Our short-term leases are immaterial.

As of March 26, 2022, and June 26, 2021, the components of leases are as follows (in millions):

	March	June
	2022	2021
Operating lease right-of-use assets	$63.3	$31.7
Operating lease liabilities	$8.8	$9.3
Operating lease liabilities, long-term	54.6	24.0
Total operating lease liabilities	$63.4	$33.3

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Nine Months Ended
	March
	2022	2021
Cash paid for operating leases included in operating cash flows	$9.1	$7.3
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	39.4	21.7

As of March 26, 2022, the weighted average remaining lease term is 8.1 years, and the weighted average discount rate is 4.1%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2022	$1.5
2023	10.0
2024	9.3
2025	9.4
2026	9.1
Thereafter	37.2
Total future minimum operating lease payments	76.5
Less: interest	(13.1)
Total lease liabilities	$63.4

Sale and Leaseback Transaction

On February 8, 2022, we executed a sale and leaseback transaction of our properties located at 1109-1251 McKay Drive and 1140-1150 Ringwood Court, San Jose, California, for a purchase price, net of closing and other expenses payable by us, of $55.9 million. Concurrent with the sale, we entered into a lease agreement with the Buyer to lease back the land and properties located at 1109 and 1151 McKay Drive, San Jose, California, for an initial term of 12 years and a renewal option for an additional seven years. The transaction qualified for sale and leaseback and operating lease accounting classification, and we recorded a gain of $5.4 million which is recorded in the gain on sale and leaseback transaction line in the condensed consolidated statement of income in the third quarter of 2022.

9. Balance Sheet Components

Other non-current assets consisted of the following (in millions):

	March	June
	2022	2021
Deferred income taxes	$51.6	$28.3
Right-of-use assets	63.3	31.7
Security deposits	28.2	3.8
Other	20.6	20.6
	$163.7	$84.4

Other accrued liabilities consisted of the following (in millions):

	March	June
	2022	2021
Customer obligations	$82.6	$43.1
Inventory obligations	13.9	17.0
Operating lease liabilities, short-term	8.8	9.3
Other	34.0	26.8
	$139.3	$96.2

Other long-term liabilities consisted of the following (in millions):

	March	June
	2022	2021
Operating lease liabilities, long-term	$54.6	$24.0
Deferred tax liability	56.1	27.1
Income taxes payable, long-term	33.6	15.4
Other	20.4	12.0
	$164.7	$78.5

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 99 months. The total interest expense recorded on the Senior Notes during the three and nine months ended March 26, 2022 was $4.1 million and $12.4 million, respectively. The total interest expense recorded on the Senior Notes during the nine months ended March 27, 2021 was $0.9 million.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of March 26, 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the Company and specified subsidiaries and other specific items. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of March 26, 2022, we remain in compliance with the restrictive covenants.

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

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense recorded on the Term Loan during both the three and nine months ended March 26, 2022, was $4.5 million and $5.9 million, respectively.

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

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate was equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which was the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement (as defined in the Convertible Notes Indenture) with a Specified Dollar Amount (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we settled or redeemed the remaining outstanding Convertible Notes for $505.6 million in cash representing the principal amount outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million which is included in Interest and other expense, net on our condensed consolidated statements of income included elsewhere in this report.

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
Cost of revenue	$0.9	$0.8	$3.2	$2.6
Research and development	18.0	12.9	57.4	33.4
Selling, general, and administrative	15.2	11.4	45.7	34.0
Total	$34.1	$25.1	$106.3	$70.0
Income tax benefit on share-based compensation	$(3.4)	$(2.5)	$(20.1)	$(11.5)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
Cost of revenue	$0.1	$0.1	$0.2	$0.3
Research and development	6.4	7.2	26.7	16.4
Selling, general, and administrative	1.4	1.5	5.6	3.5
Total	$7.9	$8.8	$32.5	$20.2

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

Effective August 19, 2019, we adopted the 2019 Inducement Equity Plan, and 650,000 shares of our common stock were reserved for issuance under the 2019 Inducement Equity Plan, subject to adjustment for stock dividends, stock splits, or other changes in our common stock or capital structure. The 2019 Inducement Equity Plan was intended to comply with Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules, which provide an exception to the Nasdaq Stock Market Listing Rules on the shareholder approval requirement for the issuance of securities with regards to grants to employees of the Company or its subsidiaries as an inducement material to such individuals entering into employment with the Company or its subsidiaries. An individual was eligible to receive an award under the 2019 Inducement Equity Plan only if he or she was not previously an employee or director of our Company (or is returning to work after a bona-fide period of non-employment), and an award under the 2019 Inducement Equity Plan is a material inducement for him or her to accept employment with our Company. No new awards may be granted under the 2019 Inducement Equity Plan.

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Outstanding as of June 2021	55,061	$66.68
Exercised	(22,300)	73.30
Outstanding and Exercisable as of March 2022	32,761	62.18	$5.1

The aggregate intrinsic value was determined using the closing price of our common stock on March 25, 2022 of $217.52.

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

RSUs granted generally vest ratably over three to four years from the vesting commencement date.

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	1,323,286
Granted	602,320
Delivered	(549,596)
Forfeited	(147,461)
Balance as of March 2022	1,228,549	$267.2

The aggregate intrinsic value was determined using the closing price of our common stock on March 25, 2022 of $217.52.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 162,082 shares valued at $30.2 million were withheld to meet statutory tax withholding requirements.

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

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	347,027
Granted	134,728
Delivered	(203,883)
Forfeited	(25,898)
Balance as of March 2022	251,974	$54.8

The aggregate intrinsic value was determined using the closing price of our common stock on March 25, 2022 of $217.52.

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

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $19.8 million as of March 26, 2022, which will be recognized over a weighted average period of approximately 1.0 years.

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

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2021	317,392
Awarded	185,676
Released	(208,023)
Forfeited	(37,142)
Balance as of March 2022	257,903	$56.1

The aggregate intrinsic value was determined using the closing price of our common stock on March 25, 2022 of $217.52.

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

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $23.5 million as of March 26, 2022, which will be recognized over a weighted average period of approximately 1.0 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units to certain non-officer employees in October 2019 and there have been no subsequent phantom stock unit grants. Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date. The outstanding phantom stock units had a fair value of $218.56 per unit at March 26, 2022 and our accrued liability for such units was $15.7 million.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2021	402,458
Released	(196,420)
Forfeited	(25,845)
Balance as of March 2022	180,193

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 26, 2022 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	138,502
Weighted average purchase price	$97.91
Cash received	$13.6
Aggregate intrinsic value	$12.5

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

The provision for income taxes of $24.4 million and $10.4 million for the three months ended March 26, 2022 and March 27, 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 26, 2022 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation and global intangible low-taxed income, or GILTI. The effective tax rate for the three months ended March 27, 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily because of income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes and GILTI.

The provision for income taxes of $32.3 million and $16.4 million for the nine months ended March 26, 2022 and March 27, 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 26, 2022 diverged from the combined U.S. federal and state statutory tax rate primarily because of income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation and GILTI. The effective tax rate for the nine months ended March 27, 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes and GILTI.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $14.4 million during the nine months ended March 26, 2022, to $37.0 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 26, 2022 were $2.7 million; this balance increased by $1.0 million compared to June 26, 2021. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Israel, Japan and the United Kingdom. From fiscal 2014 onward, we remain subject to examination by one or more of these jurisdictions.

In January 2022, final foreign tax credit regulations were issued by the U.S. Treasury modifying long established rules, including rules used in the determination of whether foreign taxes paid or accrued are creditable against U.S. income taxes. We are evaluating these new regulations and certain research and development capitalization rule changes, all effective beginning with our fiscal 2023, but anticipate our future provision for income taxes will be adversely affected.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
China	$171.2	$130.9	$448.4	$406.2
Taiwan	140.1	101.5	387.3	268.1
Japan	127.9	67.5	339.0	258.9
Other	17.4	16.7	50.6	54.7
South Korea	8.6	8.5	27.5	20.0
United States	4.9	0.7	10.5	3.9
	$470.1	$325.8	$1,263.3	$1,011.8

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
IoT product applications	$301.6	$151.4	$768.8	$435.0
PC product applications	90.1	98.4	261.4	270.4
Mobile product applications	78.4	76.0	233.1	306.4
	$470.1	$325.8	$1,263.3	$1,011.8

A reclassification has been made to the prior periods revenue presentation in the above table in order to conform to the current period revenue presentation. The reclassification of $5.4 million and $19.5 million during the three and nine months ended March 2021, respectively, moved virtual reality product revenue from Mobile product applications to IoT product applications.

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2022	2021	2022	2021
Customer A	14%	13%	13%	12%
Customer B	14%	11%	13%	11%
Customer C	*	*	*	16%

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March	June
	2022	2021

Customer A	21%	15%
Customer B	10%	12%
Customer C	10%	*

15. Comprehensive Income

Our comprehensive income generally consists of unrealized gains or losses on our available-for-sale securities. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

16. Restructuring Activities

During fiscal 2022, we initiated restructuring activities which were for activities intended to further improve efficiencies in our operational activities. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of income. These activities are expected to be complete by the end of fiscal 2022. The restructuring liability activity for these restructuring activities during fiscal 2022 was as follows (in millions):

Employee Severance
and Benefits
Balance, June 26, 2021	$-
Accruals	2.6
Cash payments	(1.1)
Balance, March 26, 2022	$1.5

During the second quarter of fiscal 2022, we initiated restructuring activities, which included severance costs for activities intended to gain synergies from the DSPG acquisition as well as accelerated vesting on equity awards. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of income, and the restructuring activities are expected to be complete by the end of fiscal 2022. The restructuring liability activity for these restructuring activities during fiscal 2022 was as follows (in millions):

Employee Severance
and Benefits
Balance, June 26, 2021	$-
Accruals	7.6
Accelerated vesting on equity awards	7.6
Cash payments	(12.1)
Balance, March 26, 2022	$3.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 26, 2022 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the mobile product applications market and the PC product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for mobile product applications; our dependence on one or more large customers; the risk that our business, results of operations and financial condition (including liquidity) and prospects may be materially and adversely affected by health epidemics, including the COVID-19 pandemic; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; global supply chain disruptions and component shortages that are currently affecting the semiconductor industry as a whole; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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

The health and wellbeing of our workforce is our highest priority. Many of our employees have worked from home at times during the COVID-19 pandemic in order to minimize the potential risk of spread of COVID-19 in our office environment, or as required by local governments, including ongoing mandatory lockdowns and forced quarantines in Shanghai. Many employees who have been fully vaccinated have returned to the office environment on a part- or full-time basis, where permitted. As more employees return to the office, we will continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

While the severity and duration of business disruption to our customers and suppliers due to the COVID-19 pandemic continues to remain uncertain, we expect that the ongoing global vaccination programs will continue to moderate the overall severity and duration and remain optimistic the most significant impact has passed. As more COVID-19 variants continue to emerge, some of which may be more infectious and may have greater resistance to the existing vaccines, we could experience episodes of renewed and sustained business disruption. To date, we have not incurred significant disruptions to our business or a materially negative impact on our condensed consolidated results of operations and financial condition from the COVID-19 outbreak, and we continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread, vaccinate large portions of the population and achieve herd immunity.

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

Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses. These headcount related costs were in cost of revenue, research and development, and selling, general and administrative expenses.

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

The gain from the sale of our equity investment in OXI Technology Ltd., was recorded as part of the equity investment gain (loss) in the condensed consolidated statements of income.

Acquisitions

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc, or DSPG, to acquire all of the equity of DSPG for $22.00 per share of common stock. The transaction closed on December 2, 2021. As of March 26, 2022, our preliminary purchase consideration was $543.3 million, net of measurement period adjustments.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 26, 2022, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

Trends and Uncertainties

Supply Chain

The availability of various products is dependent on our suppliers, their locations, and the extent to which they are impacted by logistical constraints, local COVID-19 protocols, or their allocation of available supply to us. We continue to monitor and proactively work with our supply chain partners to secure capacity to meet end-customer demand. Further, during fiscal 2022 we have seen input price increases from our supply chain partners; however, we have worked closely with many of our customers to pass-through these increases in a manner that has not materially impacted our results of operations for the three and nine months ended March 26, 2022.

Workforce

The ability to hire and secure critical hardware and software engineers to expand our research and development activities is currently constrained in many of the geographic markets in which we operate. The competition for available engineering talent has intensified for a variety of reasons resulting in wage inflation in the semiconductor development industry. Our ability to attract and retain skilled employees is critical to the long-term growth and success of our business.

Results of Operations

Beginning in fiscal 2022, we are accounting for virtual reality revenue in IoT product applications rather than Mobile product applications. To conform the prior period revenue presentation to the current period revenue presentation, we reclassified $5.4 million and $19.5 million of virtual reality product revenue from Mobile product applications to IoT product applications for the three and nine months ended March 27, 2021, respectively. Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March				Nine Months Ended March
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
IoT product applications	$301.6	$151.4	$150.2	99.2%	$768.8	$435.0	$333.8	76.7%
PC product applications	90.1	98.4	(8.3)	(8.4%)	261.4	270.4	(9.0)	(3.3%)
Mobile product applications	78.4	76.0	2.4	3.2%	233.1	306.4	(73.3)	(23.9%)
Net revenue	470.1	325.8	144.3	44.3%	1,263.3	1,011.8	251.5	24.9%
Gross margin	253.8	155.5	98.3	63.2%	677.0	440.4	236.6	53.7%
Operating expenses:
Research and development	98.2	77.5	20.7	26.7%	273.2	235.7	37.5	15.9%
Selling, general, and administrative	44.2	36.8	7.4	20.1%	130.1	111.6	18.5	16.6%
Acquired intangibles amortization	12.0	8.7	3.3	37.9%	29.6	24.1	5.5	22.8%
Restructuring costs	11.3	0.9	10.4	1156%	17.8	7.1	10.7	150.7%
Gain on sale of audio technology assets	-	-	-	0.0%	-	(34.2)	34.2	100.0%
Operating income	88.1	31.6	56.5	178.8%	226.3	96.1	130.2	135.5%
Interest and other expense, net	(6.7)	(7.0)	0.3	4.3%	(18.3)	(17.7)	(0.6)	(3.4%)
Gain from sale and leaseback	5.4	-	5.4	100.0%	5.4	-	5.4	100.0%
Loss on redemption of convertible notes	-	-	-	-	(8.1)	-	(8.1)	-
Income before provision for income taxes	86.8	24.6	62.2	252.8%	205.3	78.4	126.9	161.9%
Provision for income taxes	24.4	10.4	14.0	134.6%	32.3	16.4	15.9	97.0%
Equity investment loss	2.5	(0.4)	2.9	725.0%	1.6	(1.4)	3.0	214.3%
Net income	$64.9	$13.8	$51.1	370.3%	$174.6	$60.6	$114.0	188.1%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March		Increase/	March		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
IoT product applications	64.2%	46.5%	17.7%	60.9%	43.0%	17.9%
PC product applications	19.2%	30.2%	(11.0%)	20.7%	26.7%	(6.0%)
Mobile product applications	16.7%	23.3%	(6.6%)	18.4%	30.3%	(11.9%)
Net revenue	100.1%	100.0%	0.1%	100.0%	100.0%	0.0%
Gross margin	54.0%	47.7%	6.3%	53.6%	43.5%	10.1%
Operating expenses:
Research and development	20.9%	23.8%	(2.9%)	21.6%	23.3%	(1.7%)
Selling, general, and administrative	9.4%	11.3%	(1.9%)	10.3%	11.0%	(0.7%)
Acquired intangibles amortization	2.6%	2.7%	(0.1%)	2.3%	2.4%	(0.1%)
Restructuring costs	2.4%	0.3%	2.1%	1.4%	0.7%	0.7%
Gain on sale of audio technology assets	0.0%	0.0%	0.0%	0.0%	(3.4%)	3.4%
Operating income	18.7%	9.7%	9.0%	17.9%	9.5%	8.4%
Interest and other expense, net	(1.4%)	(2.1%)	0.7%	(1.4%)	(1.7%)	0.3%
Gain from sale and leaseback	1.1%	0.0%	1.1%	0.4%	0.0%	0.4%
Loss on redemption of convertible notes	0.0%	0.0%	0.0%	(0.6%)	0.0%	(0.6%)
Income before provision for income taxes	18.5%	7.6%	10.9%	16.3%	7.7%	8.6%
Provision for income taxes	5.2%	3.2%	2.0%	2.6%	1.6%	1.0%
Equity investment loss	0.5%	(0.1%)	0.6%	0.1%	(0.1%)	0.2%
Net income	13.8%	4.2%	9.6%	13.8%	6.0%	7.8%

Net Revenue

Net revenue was $470.1 million for the three months ended March 26, 2022, compared with $325.8 million for the three months ended March 27, 2021, an increase of $144.3 million, or 44.3%. Of this net revenue, $301.6 million, or 64.2%, was from IoT product applications, $90.1 million, or 19.2%, was from PC product applications, and $78.4 million, or 16.7%, was from Mobile product applications. The increase in net revenue for the three months ended March 26, 2022 was primarily attributable to an increase in net revenue from IoT and Mobile product applications, partially offset by a decrease in net revenue from PC product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 66%) as well as higher average selling prices (which increased 19.9%) due to product sales mix. Net revenue from PC product applications decreased due to a decline in units sold related to certain end customers' supply chain constraints (which decreased 30.6%) and partially offset by higher average selling prices (which increased 31.9%) due to our product sales mix. Net revenue from Mobile product applications increased due to higher average selling prices (which increased 12.4%) and partially offset by a decline in units sold (which decreased 8.2%).

Net revenue was $1,263.3 million for the nine months ended March 26, 2022, compared with $1,011.8 million for the nine months ended March 27, 2021, an increase of $251.5 million, or 24.9%. Of this net revenue, $768.8 million, or 60.9%, was from IoT product applications, $261.4 million, or 20.7%, was from PC product applications, and $233.1 million, or 18.4%, was from Mobile product applications. The increase in net revenue for the nine months ended March 26, 2022 was primarily attributable to an increase in net revenue from IoT product applications, partially offset by a decrease in net revenue from PC and Mobile product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 34.4%) as well as higher average selling prices (which increased 31.5%) due to product sales mix. Net revenue from PC product applications decreased due to a decline in units sold (which decreased 19.4%) partially offset by higher average selling prices (which increased 19.9%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 25.2%) for Mobile product applications partially offset by higher average selling prices (which increased 1.7%) due to our product sales mix.

Gross Margin

Gross margin as a percentage of net revenue was 54.0%, or $253.8 million, for the three months ended March 26, 2022, compared with 47.7%, or $155.5 million, for the three months ended March 27, 2021. The 630 basis point increase in gross margin for the three months ended March 26, 2022, was due to an overall favorable product mix and an increase in average sales prices partially offset by a $9.2 million increase in acquired intangibles amortization and inventory fair value adjustments included in cost of revenue.

Gross margin as a percentage of net revenue was 53.6% or $677.0 million, for the nine months ended March 26, 2022, compared with 43.5%, or $440.4 million, for the nine months ended March 27, 2021. The 1,010 basis point increase in gross margin for the nine months ended March 26, 2022, was due to an overall favorable product mix driven and an increase in average sales prices as well as a $13.2 million decrease in acquired intangibles amortization and inventory fair value adjustments included in cost of revenue.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $20.7 million to $98.2 million for the three months ended March 26, 2022, compared with $77.5 million for the three months ended March 27, 2021. The increase in research and development expenses primarily reflected a $5.1 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual and an increase in payroll and variable compensation costs of $10.8 million, which includes costs associated with research and development headcount from our DSPG acquisition, which closed on December 2, 2021.

Research and development expenses increased $37.5 million to $273.2 million for the nine months ended March 26, 2022, compared with $235.7 for the nine months ended March 27, 2021. The increase in research and development expenses primarily reflected a $24.0 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual, an increase in payroll and variable compensation costs of $13.3 million, which includes costs associated with research and development headcount from our DSPG acquisition, which closed on December 2, 2021.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.4 million to $44.2 million for the three months ended March 26, 2022, compared with $36.8 million for the three months ended March 27, 2021. The increase in selling, general, and administrative expenses primarily reflected a $3.8 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual and an increase in payroll and variable compensation costs of $2.8 million, which includes costs associated with additional selling, general, and administrative headcount from our DSPG acquisition, which closed on December 2, 2021.

Selling, general, and administrative expenses increased $18.5 million to $130.1 million for the nine months ended March 26, 2022, compared with $111.6 million for the nine months ended March 27, 2021. The increase in selling, general, and administrative expenses primarily reflected a $11.7 million increase in share-based compensation costs primarily related to an increased stock price which impacted the value of the new grants and the phantom stock units accrual and an increase in payroll and variable compensation costs of $6.0 million, which includes costs associated with additional selling, general, and administrative headcount from our DSPG acquisition, which closed on December 2, 2021.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring Costs. Restructuring costs of $11.3 million in the three months ended March 26, 2022 are primarily related to activities intended to gain synergies from our recent DSPG acquisition as well as an acceleration of vesting on certain equity awards. Restructuring activities commenced in fiscal 2022 and are expected to be complete by the end of the fourth quarter of fiscal 2022. For further discussion of restructuring costs, see Note 16 Restructuring Activities to the condensed consolidated financial statements contained elsewhere in this Report.

Restructuring costs of $17.8 million in the nine months ended March 26, 2022 reflect severance costs for restructuring of our operations to reduce ongoing operating costs and for activities intended to gain synergies from our recent DSPG acquisition as well as an acceleration of vesting on certain equity awards. Restructuring activities commenced in fiscal 2022 and are expected to be complete by the end of the fourth quarter of fiscal 2022.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments and a gain recognized on settlement of a supplier agreement. Interest and other expense, net decreased by $0.3 million to $6.7 million for the three months ended March 26, 2022, as compared to $7.0 million for the three months ended March 27, 2021.

Interest and other expense, net, increased $0.6 million to $18.3 million for the nine months ended March 26, 2022, as compared to $17.7 million for the nine months ended March 27, 2021. The increase in interest and other expense, net, is primarily due to interest and amortization of debt issuance costs on the $400.0 million principal amount of Senior Notes issued in March 2021 and the $600 million incremental term loan facility executed in December 2021, partially offset by lower interest and amortization of debt issuance costs and discount on the convertible notes which were partially redeemed in the fourth quarter of fiscal 2021 and fully redeemed in the first quarter of fiscal 2022.

Gain from sale and leaseback transaction. Gain from sale and leaseback transaction represents the gain from the sale of our headquarters buildings and properties located at 1109-1251 McKay Drive and 1140-1150 Ringwood Court, San Jose, California. The sale and leaseback transaction was completed in the third quarter of fiscal 2022. For further discussion of the sale and leaseback transaction, see Note 8 Leases to the condensed consolidated financial statements contained elsewhere in this Report.

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

The provision for income taxes of $24.4 million and $10.4 million for the three months ended March 26, 2022 and March 27, 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 26, 2022 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation and global intangible low-taxed income, or GILTI. The effective tax rate for the three months ended March 27, 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily because of income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes and GILTI.

The provision for income taxes of $32.3 million and $16.4 million for the nine months ended March 26, 2022 and March 27, 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the nine months ended March 26, 2022 diverged from the combined U.S. federal and state statutory tax rate primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation and GILTI. The effective tax rate for the nine months ended March 27, 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily because of the benefit of income taxed at lower rates, research credits and foreign tax credits, partially offset by foreign withholding taxes and GILTI.

In January 2022, final foreign tax credit regulations were issued by the U.S. Treasury modifying long established rules, including rules used in the determination of whether foreign taxes paid or accrued are creditable against U.S. income taxes. We are evaluating these new regulations and certain research and development capitalization rule changes, all effective beginning with our fiscal 2023, but anticipate our future provision for income taxes will be adversely affected.

Liquidity and Capital Resources

Our cash and cash equivalents were $690.3 million as of March 26, 2022, compared with $836.3 million as of June 26, 2021, representing a decrease of $146.0 million. The decrease primarily reflected $505.6 million used for the payment for the redemption of convertible notes, net cash paid to acquire DSPG of $504.8 million, $66.1 million used for payroll taxes on the delivery of the underlying shares for Restricted Stock Units, or RSUs, Market Stock Units, or MSUs and Performance Stock Units, or PSUs, $26.9 million for the purchase of property and equipment, offset by proceeds from the term loan facility of $588.8, net of debt issuance costs paid of $11.2 million, proceeds from the sale of property and equipment of $55.9 million and $308.4 million of net cash provided by operating activities.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of March 26, 2022, $563.2 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate these funds without impacting our tax provision.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 26, 2022 generated $308.4 million compared with $214.3 million net cash generated during the nine months ended March 27, 2021. For the nine months ended March 26, 2022, the primary operating activities were adjustments for non-cash charges of $164.5 million and a net change in operating assets and liabilities of $30.7 million. The net change in operating assets and liabilities was primarily attributable to a $57.3 million increase in accounts receivable, a $41.3 million increase in inventories, $21.1 million increase in accounts payable, and an increase of $31.1 million in income taxes payable and other accrued liabilities.

For the nine months ended March 27, 2021, the primary operating activities were adjustments for non-cash charges of $126.3 million and a net change in operating assets and liabilities of $27.4 million. The net change in operating assets and liabilities was primarily attributable to a $65.8 million decrease in inventories and a $37.9 million increase in accounts payable, partially offset by a $31.3 million increase in accounts receivable, net, a $19.3 million decrease in other accrued liabilities, a $11.8 million decrease in income taxes payable, and a $7.9 million increase in prepaid expenses and other current assets.

During the nine months ended March 26, 2022, our days sales outstanding was 57 days compared to 65 days at the same period a year ago. Our annual inventory turns decreased from eight to five over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 26, 2022 consisted of $469.4 million compared with $517.0 million net cash used during the nine months ended March 27, 2021. Net cash used in investing activities for the nine months ended March 26, 2022 consisted of $55.9 million proceeds from the sale of property, partially offset by $504.8 million for the DSPG acquisition and $26.9 million for purchases of property and equipment. Cash used in investing activities during the nine months ended March 27, 2021 consisted of $626.5 million used for the acquisition of businesses and $15.5 million for purchases of property and equipment, partially offset by $95.8 million in proceeds from maturities of investments and $34.2 million of proceeds from sale of audio technology assets.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended March 26, 2022 was $16.9 million compared with $294.0 million used in financing activities for the nine months ended March 27, 2021. Net cash provided by financing activities for the nine months ended March 26, 2022 consisted of proceeds received from the term loan facility of $588.8 million (net of debt issuance costs paid of $11.2 million) and $15.1 million proceeds from issuance of shares, offset by a $505.6 million payment for redemption of convertible notes, $66.1 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs, and $16.6 million used for refundable deposit paid to vendor. Net cash used in financing activities for the nine months ended March 27, 2021 consisted of $400.0 million of proceeds from issuance of debt and $26.9 million of proceeds from issuance of shares, partially offset by primarily a $100.0 million payment on line of credit borrowings and $27.0 million used for payroll taxes on RSUs, MSUs and PSUs.

Common Stock Repurchase Program. As of March 26, 2022, our board has cumulatively authorized $1.8 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 26, 2022, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. During the nine months ended March 26, 2022, we did not repurchase any shares of our common stock. As of March 26, 2022, the remaining available authorization under our common stock repurchase program was $577.4 million.

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

Bank Credit Facility

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of March 26, 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of March 26, 2022, we remain in compliance with the restrictive covenants.

Term Loan Facility

In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced by certain existing and new lenders under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 26, 2022 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,118.5	$9.5	$44.0	$44.0	$1,021.0
Leases	76.5	1.5	19.4	18.5	37.1
Purchase obligations and other commitments (2)	280.2	46.9	176.2	57	-
Transition tax payable (3)	7.4	0.3	4.1	3.0
Total	$1,482.6	$58.2	$243.7	$122.6	$1,058.1

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

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $37.0 million. As of March 26, 2022, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 26, 2022, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 26, 2021.

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

On December 2, 2021, we completed the DSPG acquisition. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded DSPG from our evaluation for the period ended March 26, 2022. We are in the process of integrating DSPG into our system of internal control over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 26, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.8 billion for our common stock repurchase program, which expires at the end of July 2025. As of March 26, 2022, the remaining amount authorized for the repurchase of our common stock was $577.4 million. During the three-month period ended March 26, 2022, we did not repurchase any shares under our common stock repurchase program.

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

SYNAPTICS INCORPORATED

Date: May 5, 2022	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: May 5, 2022	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: May 5, 2022	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer