Form 10-K
period 2022-06-25
SYNAPTICS Inc
filed 2022-08-22
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 25, 2022

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

The aggregate market value of Common Stock held by nonaffiliates of the registrant (25,832,800 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 23, 2021 of $278.28, was $7,188,751,584. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 12, 2022, there were 39,634,112 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SYNAPTICS INCORPORATED

ANNUAL REPORT ON FORM 10-K

FISCAL 2022

Statement Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 25, 2022 contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time to time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. Our original equipment manufacturer, or OEM, customers include many of the world’s largest OEMs for smart home devices, automotive solutions, notebook computers and peripherals, smartphones and tablets, and many large OEMs for audio and video products. Our current served markets include Internet of Things, or IoT, personal computer, or PC, and Mobile. We deliver complete chip, firmware and software semiconductor solutions that allow our customers to seamlessly integrate advanced functions into their end products.

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

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were the 52-week periods ended June 25, 2022, June 26, 2021, and June 27, 2020.

IoT Applications Market

Our IoT, market solutions broadly consist of wireless connectivity (Wi-Fi, Bluetooth and global positioning system, or GPS) products, System-on-Chip, or SoC, products, display and touch integrated circuits for use in automobiles, and a wide range of audio and video products and solutions. Our SoC products are used in human experience solutions for enabling smart devices at the edge of a network. We enable products that power smart assistant speakers, over-the-top multimedia devices, wireless speakers, voice driven intelligent devices including those integrating far-field technology, personal voice and audio products, set top boxes, video interface solutions for docking stations, high-speed connectivity for virtual reality devices, video surveillance, voice over IP SoCs, image processing solutions for use in printers, and fax modems. In addition, our automotive solutions include over a decade of mass production experience in mature touch solutions and display drivers adapted from our mobile consumer business to meet automotive-grade quality standards. Net revenue for our IoT product solutions accounted for approximately 63%, 46%, and 25% of our net revenue for fiscal 2022, 2021, and 2020, respectively.

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

PC Product Applications Market

We provide custom and semi-custom product solutions for navigation, cursor control, and access to devices or applications through fingerprint authentication, for many of the world’s premier PC OEMs. These functions are offered as both stand-alone and integrated touch pads plus fingerprint biometric solutions. In addition to notebook applications, other PC product applications for our technology include peripherals, such as high-end keyboards and accessory touchpads. Net revenue for our product solutions for PC product applications accounted for approximately 20%, 26%, and 24% of our net revenue for fiscal 2022, 2021, and 2020, respectively.

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

Mobile Product Applications Markets

We believe our intellectual property portfolio, engineering know-how, systems engineering experience, technological expertise, and experience in providing human experience product solutions to major OEMs position us to be a key technological enabler for multiple consumer electronic devices targeted to meet the mobile product applications markets. Mobile product applications include smartphones, tablets, large touchscreen applications, as well as a variety of mobile, handheld, and entertainment devices. Net revenue for our mobile product applications accounted for approximately 17%, 28%, and 51% of our net revenue for fiscal 2022, 2021, and 2020, respectively.

We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, advanced functionality, small size, low power consumption, durability, and reliability enable us to serve multiple aspects of the markets for mobile product applications and other electronic devices.

Acquisitions

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc, or DSPG, to acquire all of the equity of DSPG for $22.00 per share of common stock. The transaction closed on December 2, 2021, for an aggregate purchase consideration of $543.3 million.

In December 2021, we entered into a lender joinder agreement and an amendment to our credit agreement, to among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. We financed the transaction through a combination of cash on hand and the Term Loan Facility.

The results of DSPG are included in our consolidated financial statements for the period from December 3, 2021 through June 25, 2022. For further discussion of the DSPG acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020 for an aggregate purchase consideration of $444.0 million. For further discussion of the DisplayLink acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/global navigation satellite system, or GNSS, products and business in the IoT market, or the Broadcom Business Acquisition, for an aggregate purchase consideration of $250.0 million in cash that closed on July 23, 2020. We also entered into certain transition agreements with Broadcom for a period of three years. For further discussion of the Broadcom Business Acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

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

Voice Over IP

Our Digital Voice Family, or DVF, of SoC products is a comprehensive solution for developing affordable, scalable and green Voice over IP, or VoIP, home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging phones. DVF enables development of low-power enterprise IP, analog terminal adapters, or ATAs, and home VoIP phones that offer superb acoustic echo cancellation, high-quality HD voice, multi-line capabilities, and an enhanced user interface. Built on an open platform with multi-ARM processors running on Linux OS, DVF includes IPfonePro™, an extensive software development kit for IP phones and ATAs.

DECT Cordless

Our Digital Enhanced Cordless Telecommunications, or DECT, SoC solutions provide integrated digital solutions and include all relevant digital baseband, analog interface and RF functionality. Enhanced with our hardware and software technologies, these chipsets are highly versatile and enable the development of an array of cordless telephony solutions that allow for faster time to market than alternative custom silicon and software offerings. This portfolio supports cordless phones, cordless headsets, remote controls, home DECT-enabled gateways, fixed-mobile convergence solutions and home automation devices.

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

Wireless Connectivity

Our wireless connectivity solutions include state-of-the-art Wi-Fi, Bluetooth, GPS, GNSS, and ULE to address broad IoT market applications including home automation, multimedia streamers, security sensors, surveillance cameras, wireless speakers, games, drones, printers, wearable and fitness devices, in addition to numerous other applications which require a wireless connection.

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

Natural ID®

Our Natural ID family of capacitive-based fingerprint ID products is designed for use in notebook PCs, PC peripherals, automobiles, and other applications. Thin form factors provide industrial design flexibility, while robust matching algorithms and anti-spoofing technology provide strong security. Our Natural ID family of products spans a range of form factors, colors, and materials suitable for design on the front, back or side of a device.

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

ClearViewTM

Our ClearView display driver products offer advanced image processing and low power technology for displays on electronic devices, including smartphones and tablets. ClearView products include adaptive image processing that works in concert with proprietary customization options to enable development of efficient and cost-effective high-performance solutions and faster time to market. Our display driver products offer automatic regional control of color balance that optimizes light and dark areas of an image simultaneously, and sunlight readability enhancement capabilities that optimize image quality under various lighting conditions. Our virtual reality bridge and virtual reality display driver integrated circuit, or DDIC, chips enable our customers to move to higher resolution and faster response displays.

TouchViewTM

Our TouchView solutions include our TDDI products that combine two functions, a touch controller, and a display driver, into a single chip that incorporates all the features of our ClearView and ClearPad products. TouchView products enable thinner form factors to help customers minimize component count and add flexibility to their industrial designs. These products are used in large screen devices, including notebooks and tablets, and are also certified for automotive display applications.

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

We also offer a family of GPS and GNSS semiconductor products, software, and location data services. These products are part of a broad location platform that enable customer devices to wirelessly communicate and receive precise location and navigational data from satellite constellations for use in various location services applications.

As part of our wireless technology, DECT based devices provide worldwide coverage for telephony applications, supporting most RF bands and cordless protocols standardized around the world. This includes 1.7GHz -1.9GHz used in Europe, U.S., Korea, Japan and Latin America; and 2.4GHz – used in Japan, China, India and the U.S., along with other proprietary protocols for specific use cases.

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

Research and Development

We conduct ongoing research and development programs that focus on advancing our existing technologies, improving our current product solutions, developing new products, improving design and manufacturing processes, enhancing the quality and performance of our product solutions, and expanding our technologies to serve new markets. Our goal is to provide our customers with innovative solutions that address their needs and improve their competitive positions.

Our research and development programs focus on the development of accurate, easy to use, reliable, and intuitive human experiences for electronic devices. We believe our innovative interface technologies can be applied to many diverse products, and we believe the interface is a key factor in the differentiation of many products. AI-at-the-edge is a focus area for us in enabling better performance and enhancing user experience in many of these products. We believe that our technologies enable us to provide customers with product solutions that have significant advantages over alternative technologies in terms of functionality, size, power consumption, durability, and reliability. We also intend to pursue strategic relationships and acquisitions to enhance our research and development capabilities, leverage our technology, and shorten our time to market with new technological applications.

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

As of the end of fiscal 2022, we employed 1,314 people in our technology, engineering, and product design functions in the United States, China, Taiwan, Japan, Germany, Israel, the United Kingdom, India, Israel, Poland, and Korea. Our research and development expenses were $367.3 million, $313.4 million, and $302.5 million for fiscal 2022, 2021, and 2020, respectively.

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

As of June 25, 2022, we held 1,584 active patents and 192 pending patent applications worldwide that expire between 2022 and 2042. Collectively, these patents and patent applications cover various aspects of our key technologies, including those for touch sensing, voice processing, secure biometrics, display drivers, touch and display integration, docks and adapters, video interfaces, wired and wireless connectivity, audio processing, video processing, edge computing, open AI tools, and computer vision. Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

Our extensive array of technologies includes those related to ICs, firmware, software, and mechanical hardware. Our products rely on a combination of these technologies, making it difficult to use any single technology as the basis for replicating our products. Furthermore, the lengths of our customers’ design cycles and the customizations required within the products we provide to our customers also serve to protect our intellectual property rights.

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

Our leading OEM customers in fiscal 2022 included the following:

• Acer	• Microsoft
• Ampak	• Oculus
• Bouygues Telecom	• Oppo Mobile
• Dell	• Poly
• Ford	• Samsung
• Fujitsu	• Sony
• Google	• Targus
• Goodway	• Technicolor
• Hewlett-Packard	• Toshiba
• Honor	• Toyota Motor
• Huawei	• Vivo
• Lenovo	• Winstar
• Logitech	• Xiaomi

We generally supply our products to OEMs through their contract manufacturers, supply chain or distributors.

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

As of the end of fiscal 2022, we employed 228 sales and marketing professionals. We maintain customer support offices domestically and internationally, which are located in the U.S., Taiwan, China, India, Korea, and Japan. In addition, we utilize value-added resellers and sales distributors that are primarily located in the U.S., China, Korea, Japan, Taiwan and Germany.

International sales constituted over 98% of our revenue for each of fiscal 2022, 2021, and 2020. Approximately 66%, 68%, and 78% of our sales in fiscal 2022, 2021, and 2020, respectively, were made to companies located in China, Japan, and South Korea that provide design and manufacturing services for major IoT, notebook computer, and mobile product applications OEMs. Our sales are almost exclusively denominated in U.S. dollars. This information should be read in conjunction with Note 14 Segment, Customers, and Geographic Information to the consolidated financial statements contained elsewhere in this report.

Manufacturing

We employ a fabless semiconductor manufacturing platform through third-party relationships. We currently utilize third-party semiconductor wafer manufacturers to supply us with silicon wafers integrating our proprietary design specifications. The completed silicon wafers are forwarded to third-party package and test processors for further processing into die and packaged ASICs, as applicable, which are then utilized in our custom module products or processed as our ASIC-based solution.

After processing and testing, the die and ASICs are consigned to various contract manufacturers for assembly or are shipped directly to our customers. During the assembly process, our die or ASIC is either combined with other components to complete the module for our custom product solutions or the ASIC is maintained as a standalone finished good. The finished assembled product is subsequently shipped directly to our customers or by our contract manufacturers directly to our customers for integration into their products.

We believe our third-party manufacturing strategy provides a scalable business model, enables us to concentrate on our core competencies of research and development, technological advances, and product design and engineering, and reduces our capital investment.

Our third-party contract manufacturers and semiconductor fabricators are predominately Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements. As a result of recent supply constraints and capacity shortages affecting the global semiconductor industry, we have entered into long-term capacity and pricing agreements with some suppliers. Our reliance on these parties exposes us to vulnerability owing to our dependence on a few sources of supply. We believe, however, that other sources of supply are available. In some cases, we have alternative sources of suppliers to mitigate supplier risk; however, in the current environment, all of them could be constrained. We may establish relationships with other contract manufacturers in order to reduce our dependence on any single source of supply.

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

Competition

IoT

Our SoC solutions enable new forms of media consumption and integrate video processing, far-field voice and linguistics processing products are sold into market segments that offer significant potential growth, ranging from home automation applications, smart assistant platforms, surveillance cameras, to set-to-box/over-the-top, or STB/OTT, platforms. The markets for STB/OTT products, surveillance cameras, home automation, and smart assistant solutions require strong technology innovation and deep systems and systems engineering expertise. Our principal competition in these markets include Broadcom, MediaTek, AmLogic, and Ambarella, among others.

We provide voice processing silicon and software solutions for voice-enabled devices, consumer and commercial imaging, and next-generation audio applications. In addition to our voice solutions, we support the audio headphone and virtual reality head mounted display industry with universal serial bus-c, or USB-C, audio codec solutions for next generation wireless audio devices and wearables. Our competitors in the sale of audio products include Cirrus Logic, BES Technic, Realtek, and Qualcomm.

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

Our automotive products include touch, display driver, and TDDI solutions for major automotive OEMs. Our principal competitors for these products include Focaltech, Himax, Novatek Microelectronics, and Microchip. Our IoT video interface products are sold into PC and smartphone docks and wireless adapter market applications. Our principal competitors in the sale of IoT interface products are Parade, Megachips, and Realtek.

We also provide fax, modem and image processors and software solutions for printers, fax machines, point of sale terminals, and medical applications. Our principal competitors in these markets are Skyworks, Marvell, and Qbit.

PC and Mobile

Our touch, display and fingerprint-based semiconductor products are sold into markets for PC product applications, mobile product applications, and other electronic devices. The markets for touchscreen products are characterized by rapidly changing technology and intense competition. Our principal competition in the sale of touchscreen products includes Samsung LSI, Broadcom, ST Micro, Goodix, and various other companies involved in human experience semiconductor product solutions. Our principal competitors in the sale of notebook touch pads are Cirque Corporation, Elan Microelectronics and Goodix. Our principal competitors in the sale of display driver products for the PC and mobile product applications markets include Focaltech, Novatek Microelectronics, Samsung LSI, and SiliconWorks. Our principal competitors in the sale of fingerprint authentication solutions for PC product applications markets are Egis Technology, Elan Microelectronics, and Goodix.

Corporate Social Responsibility

Synaptics strives to be a leading corporate citizen. We uphold the most ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to social and governance priorities will help enhance long-term value for our stockholders. Our Board of Directors is responsible for overseeing our environmental, social, and governance policies and practices. With guidance from the Board of Directors, our management team applies an integrated methodology to financial matters, corporate governance, and corporate responsibility, leading to increased accountability, better decision making and ultimately creating better long-term value. This focus on the environment, society, and governance influences everything we do.

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

Human Capital

Our company has been built on the collective contributions from people of many countries, religions, and ethnic backgrounds. People are our most critical asset, and our success depends on them. We want to attract, develop, and retain the world’s best talent.

Competition for talent in our industry is extremely intense. Our human resource strategy and programs are focused on attracting, engaging, and retaining this talent.

Our Board of Directors and Board committees provide oversight on certain human capital matters. The Audit Committee provides oversight of business risks and our company’s Code of Business Conduct and Ethics, both of which have relevance for human capital. The Nominations and Corporate Governance Committee has oversight for environment, social, and governance strategy, which includes talent attraction and retention and inclusion and diversity. The Compensation Committee provides oversight of our overall compensation philosophy, policies, and programs, and assesses whether our compensation establishes appropriate incentives for executive officers and employees

As of June 25, 2022, we employed 1,775 employees. We have employees in North America, Asia/Pacific and Europe which represent approximately 23%, 66% and 11%, respectively, of our employee population as of June 25, 2022.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of August 12, 2022:

Name	Age	Position
Michael Hurlston	55	President and Chief Executive Officer
Dean Butler	40	Chief Financial Officer
Saleel Awsare	57	Senior Vice President and General Manager, PC & Peripherals Division
John McFarland	55	Senior Vice President, General Counsel and Secretary
Craig Stein	55	Senior Vice President and General Manager, Mobile and IoT Divisions

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to two direct customers each accounted for 10% or more of our net revenue in fiscal 2022. During fiscal 2022, we had four OEM customers that integrated our products into their products representing approximately 34% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

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

The consumer electronics industry has experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, production overcapacity, and increased inventory and credit risk. In addition, the consumer electronics industry is cyclical in nature. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

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

We depend on our contract manufacturers and semiconductor fabricators to maintain high levels of productivity and satisfactory delivery schedules at manufacturing and assembly facilities located primarily in Asia. We provide our contract manufacturers with six-month rolling forecasts of our production requirements. We generally do not, however, have long-term agreements with our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules. In our fiscal 2022, we faced manufacturing capacity constraints as a result of the supply constraints and capacity shortages affecting the global semiconductor industry that materially limited our ability to meet our customers’ demand forecasts, thereby limiting our potential revenue growth during the fiscal year. As a result of the supply shortages, we have entered into long-term capacity and pricing agreements with certain of our suppliers. If end customer demand declines, these long-term capacity agreements could result in significant write-downs of inventory. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have been able to obtain increased production capacity from our third-party contract manufacturers in the past, there is no guarantee that our contract manufacturers will be able to increase production capacity to enable us to meet our customer demands in the future. Our contract manufacturers also serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice.

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

The inability to obtain sufficient quantities of components and other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia. In most cases, neither we nor our contract manufacturers have long-term supply contracts with these suppliers. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products into which our product solutions are incorporated. Supply shortages in our fiscal 2022 have resulted in increased product costs, not all of which we passed on to our customers. Future shortages of materials and components, including potential supply constraints of silicon, could cause delayed shipments and customer dissatisfaction, which may result in lower revenue.

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

We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months from the date of delivery. Despite testing by us and our customers, defects may be found in existing or new products. Synaptics handles product quality matters sustainably by working on a one-on-one basis with our customers. We have never formally recalled a product or had a mass defect that affected an entire product line. Nevertheless, manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, defects could result in financial or other damages to our customers, causing us to incur significant warranty, support, and repair costs, and diverting the attention of our engineering personnel from key product development efforts.

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

Our manufacturing and assembly operations are primarily conducted in Taiwan, China, and Korea by contract manufacturers and semiconductor fabricators. We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, France, Germany, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan, and the U.K. These international operations expose us to various economic, political, regulatory, and other risks that could adversely affect our operations and operating results, including the following:

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

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars. A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2022, approximately 13% of our costs were denominated in non-U.S. currencies, including British pounds, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, Polish zloty, Israeli New Shekel, and Swiss francs.

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

The covenants in the Credit Agreement and Senior Notes impose restrictions that may limit our operating and financial flexibility.

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

COVID-19 has spread rapidly and enveloped most of the world, causing a global public health crisis. In March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Governments in affected countries continue to periodically impose travel bans, quarantines, and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial lockdown measures. These restrictions, and prevention and mitigation measures, have had an adverse impact on global economic conditions, which could materially adversely affect our future operations. Uncertainties regarding the economic impact of the COVID-19 outbreak have resulted in market turmoil, which could also negatively impact our business, financial condition, and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we lease approximately 111,000 square feet of facilities. We also have research and development functions in leased offices in California, Georgia, and Massachusetts. Our two Asia/Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions. We have leased facilities with logistics operations in Hong Kong and Taiwan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland, and Taiwan, and leased facilities with engineering design support operations in China, France, Germany, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan, the U.K. and California, U.S.

ITEM 3. LEGAL PROCEEDINGS

We are party to various litigation matters and claims arising from time to time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

For further information regarding current legal proceedings, see Note 9 Leases, Commitments and Contingencies to the consolidated financial statements contained elsewhere in this report.

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

Stockholders

As of August 12, 2022, there were approximately 120 holders of record of our common stock. The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 12, 2022 was $146.75.

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

Our Credit Agreement and the indenture governing our Senior Notes also place restrictions on the payment of any dividends. For a further description of the terms of the Credit Agreement and our Senior Notes indenture, see Note 8 Debt to the consolidated financial statements contained elsewhere in this report.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Issuer Purchases of Equity Securities

From April 2005 through July 2021, our Board of Directors cumulatively authorized the repurchase of up to $1.8 billion for our common stock under our stock repurchase program, which expires in July 2025. As of the end of fiscal 2022, the remaining amount authorized for repurchase under our stock repurchase program was $577.4 million. During fiscal 2022, there were no repurchases under our stock repurchase program.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 25, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Russell 2000 Index. The graph assumes an investment of $100 on June 30, 2017. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Russell 2000 Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
6/17
6/18
6/19
6/20
6/21
6/22
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

Impact of COVID-19

Although many of these restrictions and other containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back, ongoing surges of COVID-19 and its variants have resulted in a variety of responses in the many geographic locations in which we do business, from no actions taken to and up to and including the re-imposition of lockdowns and containment measures designed to mitigate or reduce the rapid spread of COVID-19 and its variants.

The health and wellbeing of our workforce is our highest priority, and a large number of our workforce has been vaccinated. Many of our employees that worked from home at the onset of COVID-19, or during subsequent lockdowns, have returned full-time or on a hybrid basis to our office environment. For those employees that have returned to the office, we continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

To date, we have not incurred significant disruptions to our business or a materially negative impact on our consolidated results of operations and financial condition from the COVID-19 outbreak and continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread and vaccinate large portions of the population. However, if more infectious COVID-19 variants become resistant to the existing vaccines, we, our customer, and our suppliers could experience renewed and sustained business disruption.

We will continue to evaluate the impact to our business, consolidated results of operations, and financial condition and may take actions that we deem necessary or appropriate to respond to the ongoing pandemic.

Overview

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. We believe our results to date reflect the combination of our customer focus and the strength of our intellectual property and our engineering know-how, which allow us to develop or engineer products that meet the demanding design specifications of our OEMs.

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. All of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. For fiscal 2022, revenue from the IoT product applications market accounted for 63.3% of our net revenue, revenue from the PC product applications market accounted for 19.7% of our net revenue, and revenue from the mobile product applications market accounted for 17.0% of our net revenue.

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia. With our expanding global presence, including offices in China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan, the U.K., and the U.S., we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. As a result of recent supply constraints and capacity shortages affecting the global semiconductor industry, we have entered into long-term capacity and pricing agreements with some suppliers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology; backlog; supplier arrangements; manufacturing, assembly, royalties paid to third-party intellectual property providers and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to net realizable value, to cost of revenue.

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

Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses and gain efficiencies from our recent acquisitions. These headcount related costs were in cost of revenue, research and development, and selling, general and administrative expenses. See Note 15 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Gain on sale of audio technology assets includes the sale of limited audio technology intangible assets. See below under “Divestiture”.

Interest and other expense, net, primarily reflects interest expense on our Senior Notes, Term Loan Facility and revolving line of credit as well as the amortization of debt issuance costs and discount on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Gain from sale of equity investment relates to our sale of our equity method investment in OXi Technology Ltd. See Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report.

Acquisitions

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSPG to acquire all of the equity of DSPG for $22.00 per share of common stock. The transaction closed on December 2, 2021, for an aggregate purchase consideration of $543.3 million. We financed the transaction through a combination of cash on hand and the Term Loan Facility. The results of DSPG are included in our consolidated financial statements for the period from December 3, 2021 through June 25, 2022. For further discussion of the DSPG acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

DisplayLink

On July 17, 2020, we entered into a definitive agreement to acquire all of the equity interests in DisplayLink Corporation, or DisplayLink, a leader in high-performance video compression technology. The acquisition closed on July 31, 2020 for an aggregate purchase consideration of $444.0 million. For further discussion of the DisplayLink acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

Broadcom

On July 2, 2020, we entered into definitive agreements with Broadcom to acquire certain assets and assume certain liabilities of, and obtain non-exclusive licenses relating to, Broadcom’s existing Wi-Fi, Bluetooth and GPS/global navigation satellite system, or GNSS, products and business in the IoT market, or the Broadcom Business Acquisition, for an aggregate purchase consideration of $250.0 million in cash that closed on July 23, 2020. We also entered into certain transition agreements with Broadcom for a period of three years. For further discussion of the Broadcom Business Acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

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

In December 2019, we entered into an asset purchase agreement with a third-party to sell the assets of our LCD, Touch Controller and Display Driver Integration, or TDDI, product line for LCD mobile displays. We retained our automotive TDDI product line and our discrete touch and discrete display driver product lines supporting LCD and organic light-emitting diode, or OLED, for the mobile market. The assets sold under the asset purchase agreement for cash consideration of $138.7 million and had a carrying value of approximately $33.6 million as of the closing date of the transaction in April 2020. The gain on sale of this portion of a product line was $105.1 million.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, cost of revenue, inventories, product warranty, share-based compensation costs, provision for income taxes, deferred income tax asset, valuation allowances, uncertain tax positions, tax contingencies, goodwill, intangible assets, investments, and contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Business Combinations

We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially recorded at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, IPR&D is reclassified as an amortizable intangible asset and amortized over the asset’s estimated useful life. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets requires that we use valuation techniques such as the income approach that includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

Results of Operations

The following sets forth certain of our consolidated statements of income data for fiscal 2022 and 2021 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2022	2021	$ Change	% Change
IoT product applications	$1,100.9	$612.9	$488.0	79.6%
PC product applications	343.0	354.7	(11.7)	(3.3%)
Mobile product applications	295.8	372.0	(76.2)	(20.5%)
Net revenue	1,739.7	1,339.6	400.1	29.9%
Gross margin	943.1	611.2	331.9	54.3%

Operating expenses:
Research and development	367.3	313.4	53.9	17.2%
Selling, general, and administrative	168.4	144.9	23.5	16.2%
Acquired intangibles amortization	38.7	32.7	6	18.3%
Restructuring costs	18.3	7.4	10.9	147.3%
Gain on sale of audio technology assets	-	(34.2)	34.2	(100.0%)
Operating income	350.4	147.0	203.4	138.4%
Interest and other income, net	3.0	2.9	0.1	3.4%
Interest expense	(30.2)	(29.5)	(0.7)	2.4%
Loss on extinguishment of debt	(8.1)	(0.3)	(7.8)	2600.0%
Gain from sale and leaseback transaction	5.4	-	5.4	(100.0%)
Income before provision for income taxes	320.5	120.1	200.4	166.9%
Provision for income taxes	64.6	31.4	33.2	105.7%
Equity investment loss	1.6	(9.1)	10.7	(117.6%)
Net income	$257.5	$79.6	$177.9	223.5%

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2022 and 2021:

			Percentage
			Point
			Increase
	2022	2021	(Decrease)
IoT product applications	63.3%	45.7%	17.6%
PC product applications	19.7%	26.5%	(6.8%)
Mobile product applications	17.0%	27.8%	(10.8%)
Net revenue	100.0%	100.0%
Gross margin	54.2%	45.6%	8.6%

Operating expenses:
Research and development	21.1%	23.4%	(2.3%)
Selling, general, and administrative	9.7%	10.8%	(1.1%)
Acquired intangibles amortization	2.2%	2.4%	(0.2%)
Restructuring costs	1.1%	0.6%	0.5%
Gain on sale of audio technology assets	0.0%	(2.6%)	2.6%
Operating income	20.1%	11.0%	9.1%
Interest and other income, net	0.2%	0.2%	0.0%
Interest expense	(1.7%)	(2.2%)	0.5%
Loss on extinguishment of debt	(0.5%)	0.0%	(0.5%)
Gain from sale and leaseback transaction	0.3%	0.0%	0.3%
Income before provision for income taxes	18.4%	9.0%	9.4%
Provision for income taxes	3.7%	2.3%	1.4%
Equity investment loss	0.1%	(0.7%)	0.8%
Net income	14.8%	5.9%	8.9%

Fiscal 2022 Compared with Fiscal 2021

Net Revenue.

Net revenue was $1,739.7 million for fiscal 2022 compared with $1,339.6 million for fiscal 2021, an increase of $400.1 million, or 29.9%. Of our fiscal 2022 net revenue, $1,100.9 million, or 63.3% of net revenue was from the IoT product applications market, $343.0 million, or 19.7%, of net revenue was from the PC product applications market, and $295.8 million, or 17.0%, of net revenue was from the mobile product applications market. The overall increase in net revenue for fiscal 2022 was attributable to an increase of $488.0 million, or 79.6%, in net revenue from IoT product applications partially offset by a decrease of $11.7 million, or 3.3%, in net revenue from PC product applications and a decrease of $76.2 million, or 20.5%, in net revenue from mobile product applications. The increase in net revenue from IoT product applications was primarily driven by a 45% increase in the units sold as well as a 23.9% increase in average selling prices. The decrease in net revenue from PC product applications was driven by a 17.0% decrease in the units sold, partially offset by a 16.4% increase in average selling prices. The decrease in mobile product applications was driven by a 21.4% decrease in the units sold, partially offset by a 1.2% increase in average selling prices.

Gross Margin.

Gross margin as a percentage of net revenue was 54.2%, or $943.1 million, for fiscal 2022 compared with 45.6%, or $611.2 million, for fiscal 2021. The 860 basis point increase in gross margin was primarily due to a favorable product mix, product cost reductions, and a decrease in inventory fair value adjustments of $13.8 million, partially offset by a $7.5 million increase in acquired intangibles amortization charged to cost of revenue largely related to the acquisition of DSPG.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses increased $53.9 million, to $367.3 million, for fiscal 2022 compared with fiscal 2021. The increase in research and development expenses primarily reflected a $24.3 million increase in share-based compensation primarily due to a substantial increase in our stock price during the first three quarters of fiscal 2022, which also increased the share-based compensation associated with our phantom stock plan. Payroll and variable compensation costs increased by $22.6 million, which includes costs associated with research and development headcount from our DSPG acquisition, which closed on December 2, 2021.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $23.5 million, to $168.4 million, for fiscal 2022 compared with fiscal 2021. The increase in selling, general and administrative expenses primarily reflected a $14.7 million increase in share-based compensation primarily due to a substantial increase in our stock price during the first three quarters of fiscal 2022, which also increased the share-based compensation associated with our phantom stock plan. Payroll and variable compensation costs increased by $11.1 million, which includes costs associated with selling, general and administrative headcount from our DSPG acquisition, which closed on December 2, 2021.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See Note 7 Goodwill and Acquired Intangible Assets to the consolidated financial statements contained elsewhere in this report.

Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations, improve efficiencies in our operational activities and gain synergies from acquisitions. These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions. Restructuring costs incurred in fiscal 2022 and 2021 were $18.3 million and $7.4 million, respectively. See Note 15 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Gain on Sale of Audio Technology Assets. Gain on sale of audio technology assets includes the sale of certain intangible assets related to our audio products. See Note 1 Organization and Summary of Significant Accounting Policies to the consolidated financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and Other Income, Net. Interest and other income, net was $3.0 million for fiscal 2022 compared with $2.9 million for fiscal 2021.

Interest Expense. Interest expense was $30.2 million and $29.5 million, in fiscal 2022 and 2021, respectively, which represents interest and amortization of debt issuance costs and discount on the $600 million Term Loan Facility issued in December 2021, interest and amortization of debt issuance costs on the $400.0 million principal amount of the Senior Notes issued in March 2021, as well as interest and amortization of debt issuance costs and discount on our $525 million principal amount convertible notes issued in June 2017 and settled in August 2021. See Note 8 Debt to the consolidated financial statements contained elsewhere in this report.

Loss on redemption of convertible notes. Loss on redemption of convertible notes represents the difference between fair value and the carrying value as of the redemption date of the convertible notes. The loss on redemption of convertible notes for fiscal years 2022 and 2021 was $8.1 million and $0.3 million, respectively.

Gain from sale and leaseback transaction. Gain from sale and leaseback transaction represents the gain from the sale of our headquarters buildings and properties located at 1109-1251 McKay Drive and 1140-1150 Ringwood Court, San Jose, California in the third quarter of fiscal 2022. The gain from the sale and leaseback transaction for fiscal 2022 was $5.4 million.

Provision for Income Taxes.

Our income tax provision was $64.6 million in fiscal 2022 and $31.4 million in fiscal 2021. The increase in our income tax provision in fiscal 2022 was primarily due to an increase in foreign profits and associated taxes, offset by the increase in tax benefits associated with stock-based compensation deductions and research and development credits. See “Note 13 Income Taxes” to the consolidated financial statements contained elsewhere in this report for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2022, 2021, and 2020.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $0.9 million to an increase of $6.9 million.

Fiscal 2021 Compared with Fiscal 2020.

For discussion related to the results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2021 Form 10-K, which was filed with the SEC on August 23, 2021.

Liquidity and Capital Resources

Our cash and cash equivalents were $824.0 million as of the end of fiscal 2022 compared with $836.3 million as of the end of fiscal 2021, a decrease of $12.3 million. This decrease reflected cash flows provided by operating activities of $462.7 million and $14.3 million of cash provided by financing activities, offset by $482.7 million of cash used in investing activities.

We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. As of the end of fiscal 2022, $624.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we will be able to repatriate these funds without any further impact on our tax provision.

Cash Flows from Operating Activities. For fiscal 2022, the $462.7 million in net cash provided by operating activities was primarily attributable to net income of $257.5 million plus adjustments for non-cash charges, including acquired intangibles amortization of $123.5 million, share-based compensation costs of $100.8 million, depreciation and amortization of $24.0 million, as well as other non-cash adjustments of $24.1 million, and a net change in operating assets and liabilities of $19.0 million. The net change in operating assets and liabilities related primarily to an $81.1 million increase in accounts receivable, an increase of $65.1 million in inventories, an increase of $23.2 million in accounts payable, an increase of $48.6 million in income taxes payable and an increase of $17.4 million in other accrued liabilities. Our days sales outstanding was 61 days in fiscal 2022 as compared to 63 days in fiscal 2021. Our inventory turns decreased to four times in fiscal 2022 from seven times from fiscal 2021.

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

Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 2022 was $482.7 million and net cash provided by investing activities in 2021 was $522.6 million. Net cash used in investing activities for fiscal 2022 consisted primarily of $501.1 million used for the acquisition of businesses, net of cash and cash equivalents acquired, and $31.1 million used for the purchases of property and equipment; partially offset by proceeds from sale and leaseback transaction of $55.9 million and $24.4 million in proceeds from sales of investments.

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

Cash Flows from Financing Activities. Net cash provided by financing activities for fiscal 2022 was $14.3 million and for fiscal 2021 was $274.1 million. Our net cash provided by financing activities for fiscal 2022 was primarily attributable to $600.0 million in proceeds from issuance of debt and $15.2 million in proceeds from issuance of shares, partially offset by $3.0 million of payment on debt, $67.3 million used for payroll taxes for restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs, and $505.6 million used for payment for redemption of convertible notes.

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

For discussion related to the statement of cash flows for fiscal 2020, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2020 Form 10-K, which was filed with the SEC on August 21, 2020.

Common Stock Repurchase Program. As of the end of fiscal 2022, our Board of Directors had cumulatively authorized the purchase of up to an aggregate of $1.8 billion of our common stock pursuant to our common stock repurchase program through July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2022, we purchased 31,749,195 shares of our common stock in the open market for an aggregate cost of $1.2 billion. As of the end of fiscal 2022, we had $577.4 million, respectively, remaining under our common stock repurchase program.

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

Revolving Credit Facility. On March 11, 2021, we entered into a Second Amended and Restated Credit Agreement, or the Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent to, among other changes, extend the maturity date of our senior secured revolving credit facility, to five years from the closing date of the amendment, increase the facility size from $200.0 million to $250.0 million, and replace the requirement to maintain a total debt to Consolidated EBITDA ratio (as defined in the Credit Agreement) of not more than 4.75 to 1.00 with a requirement to maintain a net total debt to Consolidated EBITDA ratio of not more than 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.00, provided further, that such deemed increase pursuant to the foregoing shall not apply to more than two material acquisitions consummated during the term of the Credit Agreement.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of the end of fiscal 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of the end of fiscal 2022, we remain in compliance with the restrictive covenants.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced by certain existing and new lenders under the Credit Agreement to finance our DSPG acquisition and general corporate purposes. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum.

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

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including, commencing June 30, 2023, an excess cash flow sweep, subject to customary step-downs and thresholds.

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

Contractual Obligations and Commercial Commitments. The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2022 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,282.5	$45.5	$95.0	$94.0	$1,048.0
Leases	71.6	6.3	19.5	17.3	28.5
Purchase obligations and other commitments (2)	247.3	121.4	106.9	19.0	—
Total	$1,601.4	$173.2	$221.4	$130.3	$1,076.5

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $29.8 million. As of the end of fiscal 2022, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 25, 2023, and the impact of its adoption on the Company’s consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Foreign Currency Exchange Risk

Our total net revenue for fiscal 2022 and 2021 was denominated in U.S. dollars. Costs denominated in foreign currencies were approximately 13% of our total costs in each of fiscal 2022 and 2021.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 2% of our accounts payable were denominated in foreign currencies at June 25, 2022 and June 26, 2021.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost, and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $17.4 million and our net income by approximately $24.3 million for fiscal 2022, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Interest Rate Risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short-term investments. We do not use our investment portfolio for trading or other speculative purposes. There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2022.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan, including changes that may result from implementation of new benchmark rates that replace LIBOR. See “Note 8. Debt” for further information. A hypothetical increase in the interest rate by 1% would result in an increase in annual interest expense by approximately $1.6 million.

We currently carry debt that relies on the six-month LIBOR as the benchmark rate. The six-month LIBOR is expected to cease publication after June 30, 2023. To the extent the six-month LIBOR ceases to exist, the Term Loan agreement contemplates an alternative benchmark rate without the need for any amendment thereto.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Although many of the restrictions and containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back, some of our employees continue to work from home, or on a hybrid basis. Established business continuity plans were initiated in order to mitigate the impact to our control environment, operating procedures, data, and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 25, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 25, 2022. The effectiveness of our internal control over financial reporting as of June 25, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. Business – Information about our Executive Officers.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

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

		Quarterly Report on Form 10-Q	November 5, 2020

2.3	Agreement and Plan of Merger by and among DSP Group, Inc., Synaptics Incorporated and Osprey Merger Sub, Inc., dated as of August 30, 2021.	Quarterly Report on Form 10-Q	November 4, 2021

3.1	Certificate of Incorporation	Quarterly Report on Form 10-Q	February 21, 2002

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	Registration Statement on Form 8-A	August 16, 2002

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010)	Current Report on Form 8-K	August 2, 2010

3.4	Certificate of Amendment of Certificate of Incorporation of the registrant	Current Report on Form 8-K	December 7, 2004

3.5	Certificate of Amendment of Certificate of Incorporation of the registrant	Current Report on Form 8-K	October 22, 2010

4.1	Form of Common Stock Certificate	Annual Report on Form 10-K	September 12, 2002

4.2	Indenture, dated as of June 26, 2017, by and between the Company and Wells Fargo, National Association, as trustee	Current Report on Form 8-K	June 26, 2017

4.3	Form of 0.50% Convertible Senior Note due 2022	Current Report on Form 8-K	June 26, 2017

4.2	Description of Registrant’s Securities	Annual Report on Form 10-K	August 23, 2019

4.3	Indenture, dated as of March 11, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K	March 11, 2021

4.6	Form of 4.000% Senior Notes due 2029 (included in Exhibit 4.3).

10.1(a)

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

10.1(b)

First Amendment and Lender Joinder Agreement, dated as of December 2, 2021, by and among Synaptics Incorporated, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

		Current Report on Form 8-K	December 2, 2021

10.2(a)*	Synaptics Incorporated 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(b)*	Form of Restricted Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(c)*	Form of Market Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(d)*	Form of Performance Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.3(a)*	2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(b)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 29, 2020

10.3(c)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 28, 2021

10.3(d)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(e)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(f)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(g)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(h)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(i)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(j)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(k)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Filed herewith

10.4*	2019 Employee Stock Purchase Plan	Registration Statement on Form S-8	November 1, 2019

10.5(a)*	Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 30, 2018	Current Report on Form 8-K	November 1, 2018

10.5(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan	Annual Report on Form 10-K	August 18, 2017

10.5(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan	Current Report on Form 8-K	October 22, 2010

10.5(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan	Annual Report on Form 10-K	August 18, 2017

10.5(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan	Quarterly Report on Form 10-Q	February 8, 2018

10.5(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan	Quarterly Report on Form 10-Q	February 8, 2018

10.6*	Change of Control Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.7*	Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.8*	Form of Director and Officer Indemnification Agreement	Current Report on Form 8-K	May 17, 2016

10.9*	Employment Offer Letter, dated February 7, 2019 between the registrant and Kermit Nolan	Quarterly Report on Form 10-Q	May 9, 2019

10.10*	Written Description of the Synaptics Incorporated Retention Program Adopted May 6, 2019	Annual Report on Form 10-K	August 23, 2019

10.11*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston	Quarterly Report on Form 10-Q	November 17, 2019

10.12*	Employment Offer Letter, dated October 7, 2019 between the registrant and Dean Butler	Quarterly Report on Form 10-Q	February 6, 2020

10.13*	Employment Offer Letter, dated February 26, 2020 between the registrant and Phil Kumin	Annual Report on Form 10-K	August 21, 2020

10.14*	Employment Offer Letter, dated December 4, 2018 between the registrant and Saleel Awsare	Annual Report on Form 10-K	August 21, 2020

10.17(a)	Purchase and Sale Agreement with Escrow Instructions, dated November 24, 2021, by and between Synaptics Incorporated and SBC & D Co., Inc. d/b/a South Bay Development Company	Current Report on Form 8-K	December 1, 2021

10.17(b)	First Amendment to Purchase and Sale Agreement with Escrow Instructions, dated December 20, 2021, by and between Synaptics Incorporated and SBC & D Co., Inc. d/b/a South Bay Development Company	Quarterly Report on Form 10-Q	February 3, 2022

21	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1##	Section 1350 Certification of Chief Executive Officer	Furnished herewith

32.2##	Section 1350 Certification of Chief Financial Officer	Furnished herewith

101.INS Inline	XBRL Instance Document	Filed herewith

101.SCH Inline	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

*	Indicates a contract with management or compensatory plan or arrangement.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted
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

SYNAPTICS INCORPORATED

Date: August 19, 2022	By:	/s/ Michael E. Hurlston
Michael E. Hurlston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Hurlston	President and Chief Executive Officer,	August 19, 2022
Michael E. Hurlston	and Director (Principal Executive Officer)

/s/ Dean Butler	Senior Vice President and Chief Financial Officer	August 19, 2022
Dean Butler	(Principal Financial Officer)

/s/ Kermit Nolan	Corporate Vice President and Chief Accounting	August 19, 2022
Kermit Nolan	Officer (Principal Accounting Officer)

/s/ Nelson C. Chan	Chairman of the Board	August 19, 2022
Nelson C. Chan

/s/ Kiva A. Allgood	Director	August 19, 2022
Kiva A. Allgood

/s/ Jeffrey D. Buchanan	Director	August 19, 2022
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 19, 2022
Keith B. Geeslin

/s/ Susan Hardman	Director	August 19, 2022
Susan Hardman

/s/ Patricia Kummrow	Director	August 19, 2022
Patricia Kummrow

/s/ Vivie Lee	Director	August 19, 2022
Vivie Lee

/s/ James L. Whims	Director	August 19, 2022
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 25, 2022 and June 26, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended June 25, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 25, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 25, 2022 and June 26, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended June 25, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of inventories and losses on inventory purchase obligations

As discussed in Note 1 to the consolidated financial statements, the Company held $169.7 million of inventories as of June 25, 2022 which are stated at the lower of cost or net realizable value. The Company records a write-down for excess, obsolete or unmarketable inventories based on forecasts of future demand and market conditions. Additionally, a liability and a charge are recorded to cost of sales for estimated losses on inventory the Company is obligated to purchase from contract manufacturers when a customer delays its delivery schedule, cancels its order, or for other factors.

We identified the valuation of inventories associated with excess, obsolete or unmarketable inventories and losses on inventory purchase obligations as a critical audit matter. A higher degree of auditor judgment was required to evaluate the Company’s estimate of net realizable value for these inventories and losses on inventory purchase obligations. Specifically, there is a high degree of subjectivity in evaluating the effect of any unexpected or sudden declines in market demand which may result from changes to or cancellations of customer orders, rapid product improvements or technological advances, due to the nature of the evidence available related to these factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop the estimated net realizable value of inventory and recognition of losses related to outstanding inventory purchase obligations. For a selection of inventory items, we assessed the Company’s assumptions by comparing them to historical activity and demand forecasts. We also considered customer communications, as well as end user and third-party publications. For a sample of inventory items, we recalculated the required write-downs and losses and compared this to the recorded amounts. We confirmed with the Company’s significant vendors regarding outstanding purchase obligations of the Company. Additionally, we tested a sample of returns which resulted from quality related issues of the Company's products during the year and subsequent to period-end to evaluate if additional write-downs or losses were warranted.

Evaluation of certain intangible assets acquired through business combinations

As discussed in Note 4 to the consolidated financial statements, during the year ended June 25, 2022, the Company consummated a business combination for total consideration of $543.3 million. In connection with this acquisition, the Company recorded various intangible assets, which included developed technologies and customer relationships with an acquisition-date fair value of $150.0 million and $45.0 million, respectively.

We identified the evaluation of the fair values allocated to acquired developed technologies and certain customer relationship intangible assets as a critical audit matter. We performed sensitivity analyses to determine the significant assumptions used to value these acquired intangible assets, individually and in the aggregate. The fair value of these acquired intangible assets were sensitive to possible changes to the following key assumptions, requiring a high degree of auditor judgment and the use of valuation professionals with specialized skills and knowledge:

Developed technologies:

•
Projected revenue
•
Technology obsolescence

Customer relationship:

•
Estimated customer ramp up periods

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation processes, including controls related to the development of the key assumptions, as listed above. We evaluated the reasonableness of the Company’s projected revenue, technology obsolescence, and estimated customer ramp up periods by comparing them to historical actual results of the acquired entities and certain peer and market participant data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating certain peer group and market participant data used in the assessment of projected revenue by assessing the appropriateness of the guideline comparable companies identified by management’s specialist and checking the accuracy of certain peer group and market participant data

•
assessing the reasonableness of technology obsolescence based on the nature of the technology acquired.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Santa Clara, California

August 19, 2022

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$824.0	$836.3
Short-term investments	52.0	-
Accounts receivable, net of allowances of $6.0 and $5.8 at June 2022 and 2021, respectively	322.1	228.3
Inventories	169.7	82.0
Prepaid expenses and other current assets	35.6	33.1
Total current assets	1,403.4	1,179.7
Property and equipment, net	62.9	91.2
Goodwill	806.6	570.0
Acquired intangibles, net	390.0	301.5
Right-of-use assets	61.2	31.7
Non-current other assets	134.0	52.7
	$2,858.1	$2,226.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141.8	$97.6
Accrued compensation	90.6	76.4
Income taxes payable	79.7	29.4
Other accrued liabilities	145.3	96.2
Current portion of long-term debt	6.0	-
Convertible notes, net	-	487.1
Total current liabilities	463.4	786.7

Long-term debt	975.7	394.4
Other long-term liabilities	152.6	78.5
Total liabilities	1,591.7	1,259.6

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 67,745,800 and 66,963,006 shares issued, and 39,621,179 and 35,331,903 shares outstanding, at June 2022 and 2021, respectively	0.1	0.1
Additional paid-in capital	924.1	1,391.5
Treasury stock: 28,124,621 and 31,631,103 common shares at June 2022 and 2021, respectively, at cost	(694.5)	(1,205.4)
Accumulated other comprehensive loss	(1.8)	-
Retained earnings	1,038.5	781.0
Total stockholders' equity	1,266.4	967.2
	$2,858.1	$2,226.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2022	2021	2020
Net revenue	$1,739.7	$1,339.6	$1,333.9
Cost of revenue	796.6	728.4	790.8
Gross margin	943.1	611.2	543.1
Operating expenses:
Research and development	367.3	313.4	302.5
Selling, general, and administrative	168.4	144.9	127.0
Acquired intangibles amortization	38.7	32.7	11.7
Restructuring costs	18.3	7.4	33.0
Gain on sale of audio technology assets	-	(34.2)	—
Total operating expenses	592.7	464.2	474.2
Operating income	350.4	147.0	68.9
Interest and other income	3.0	2.9	7.9
Interest expense	(30.2)	(29.5)	(22.5)
Loss on redemption of convertible notes	(8.1)	(0.3)	—
Gain from sale and leaseback transaction	5.4	—	—
Gain on sale of assets	—	—	105.1
Income before provision for income taxes and equity investment income (loss)	320.5	120.1	159.4
Provision for income taxes	64.6	31.4	38.6
Equity investment gain (loss)	1.6	(9.1)	(2.0)
Net income	$257.5	$79.6	$118.8

Net income per share:
Basic	$6.60	$2.29	$3.54
Diluted	$6.33	$2.08	$3.41

Shares used in computing net income per share:
Basic	39.0	34.8	33.6
Diluted	40.7	38.3	34.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year
	2022	2021	2020
Net income	$257.5	$79.6	$118.8
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1.8)	—	—
Comprehensive income	$255.7	$79.6	$118.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity
Balance at June 2019	64,283,948	$0.1	$1,266.1	$(1,192.4)	$-	$582.6	$656.4
Net income	—	—	—	—	—	118.8	118.8
Issuance of common stock for share- based award compensation plans	1,587,700	—	34.5	—	—	—	34.5
Payroll taxes for deferred stock units	—	—	(9.7)	—	—	—	(9.7)
Purchases of treasury stock	—	—	—	(30.2)	—	—	(30.2)
Share-based compensation	—	—	49.3	—	—	—	49.3
Balance at June 2020	65,871,648	0.1	1,340.2	(1,222.6)	—	701.4	819.1
Net income	—	—	—	—	—	79.6	79.6
Issuance of common stock for share- based award compensation plans	1,091,358	—	27.8	—	—	—	27.8
Payroll taxes for deferred stock units	—	—	(17.5)	17.2	—	—	(0.3)
Purchases of treasury stock	—	—	(28.3)	—	—	—	(28.3)
Share-based compensation	—	—	69.3	—	—	—	69.3
Balance at June 2021	66,963,006	0.1	1,391.5	(1,205.4)	—	781.0	967.2
Net income	—	—	—	—	—	257.5	257.5
Other comprehensive loss	—	—	—	—	(1.8)	—	(1.8)
Issuance of common stock for share- based award compensation plans	782,794	—	15.2	—	—	—	15.2
Treasury stock issued for redemption of convertible notes	—	—	(517.8)	510.9	—	—	(6.9)
Payroll taxes for deferred stock units	—	—	(67.3)	—	—	—	(67.3)
Share-based compensation attributable to acquisition	—	—	1.7	—	—	—	1.7
Share-based compensation	—	—	100.8	—	—	—	100.8
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities
Net income	$257.5	$79.6	$118.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	100.8	66.1	49.3
Depreciation and amortization	24.0	21.6	26.7
Acquired intangibles amortization	123.5	110.1	51.4
Gain on sale of audio technology assets	—	(34.2)	—
Gain on sale of assets	—	—	(105.1)
Gain on sale of property and equipment and sale and leaseback transaction	(5.4)	—	(1.2)
Loss on redemption of convertible notes	8.1	0.3	—
Deferred taxes	(29.7)	(5.2)	2.7
Amortization of convertible debt discount and issuance costs	1.6	19.2	18.3
Amortization of debt issuance costs	1.8	0.6	0.6
Amortization of cost of development services	10.0	9.2	—
Acquired in-process research and development	—	—	2.4
Equity investment (gain) loss	(1.6)	9.1	2.0
Other	(1.3)	—	3.7
Foreign currency remeasurement (gain) loss	(7.6)	(2.8)	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(81.1)	(25.9)	31.0
Inventories	(65.1)	53.1	43.0
Prepaid expenses and other current assets	6.9	(9.4)	(2.9)
Other assets	25.8	—	3.9
Accounts payable	23.2	32.2	(36.2)
Accrued compensation	5.3	14.9	29.1
Income taxes payable	48.6	(2.1)	13.8
Other accrued liabilities	17.4	(17.2)	(29.9)
Net cash provided by operating activities	462.7	319.2	221.8
Cash flows from investing activities
Proceeds from sale of assets	55.9	—	138.7
Purchase of in-process research and development	—	—	(2.5)
Acquisition of businesses, net of cash and cash equivalents acquired	(501.1)	(626.5)	—
Advance payment on intangible assets	(30.0)	—	—
Proceeds from sale of audio technology assets	—	34.2	—
Proceeds from sales of investments	24.4	95.8	—
Purchase of short-term securities	(5.8)	—	—
Purchases of property and equipment	(31.1)	(21.1)	(16.3)
Proceeds from sale of equity method investment	5.0	—	—
Cost method investment	-	(5.0)	—
Net cash provided by (used in) investing activities	(482.7)	(522.6)	119.9
Cash flows from financing activities
Proceeds from issuance of debt	600.0	400.0	—
Proceeds from borrowings under line-of-credit	—	—	100.0
Payment on line of credit borrowings and debt	(3.0)	(100.0)	—
Purchases of treasury stock	—	—	(30.2)
Refundable deposit paid to vendor	(16.6)	—	—
Return of deposit received from vendor	2.8	—	—
Proceeds from issuance of shares	15.2	27.8	34.5
Payment of debt issuance costs	(11.2)	(6.1)	(0.7)
Payment for redemption of convertible notes	(505.6)	(19.4)	—
Payroll taxes for deferred stock and market stock units	(67.3)	(28.2)	(9.7)
Net cash provided by financing activities	14.3	274.1	93.9
Effect of exchange rate changes on cash and cash equivalents	(6.6)	2.2	—
Net increase in cash and cash equivalents	(12.3)	72.9	435.6
Cash and cash equivalents at beginning of year	836.3	763.4	327.8
Cash and cash equivalents at end of year	$824.0	$836.3	$763.4
Supplemental disclosures of cash flow information
Cash paid for interest	$25.0	$9.6	$3.7
Net cash paid for taxes	$42.0	$39.7	$18.9
Cash refund on taxes	$3.7	$0.3	$1.3
Non-cash investing and financing activities:
Unpaid property, plant and equipment	$3.6	$0.8	$1.2

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. Our current served markets include Internet of Things, or IoT, personal computer, or PC, and Mobile. We deliver complete chip, firmware and software semiconductor solutions that allow our customers to seamlessly integrate advanced functions into their end products.

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were 52-week periods ended June 25, 2022, June 26, 2021 and June 27, 2020.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Our cash equivalents as of the end of fiscal 2022 and 2021 consisted of bank deposits and money market funds with a fair value of $824.0 million and $836.3 million, respectively.

Short-Term Investments

We classify our investments in debt securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method, and are reflected as other income (expense), net in our Consolidated Statements of Operations.

We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities that are required to be recognized or disclosed at fair value in the Consolidated Financial Statements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact, and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The carrying amounts reported in the consolidated

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial statements approximate the fair value for cash, accounts receivable, accounts payable and accrued liabilities due to their short-term nature.

Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our bank debt is variable, which is subject to change from time to time to reflect a market interest rate; accordingly, the carrying value of our bank debt approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. Our investment policy, which is predicated on capital preservation and liquidity, limits investments to U.S. government treasuries and agency issues, taxable securities, and municipal issued securities with a minimum rating of investment grade by the rating agencies.

We sell our products to contract manufacturers that provide manufacturing services for OEMs, to some OEMs directly, and to distributors. We extend credit based on an evaluation of a customer’s financial condition, and we generally do not require collateral.

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2022 and 2021:

	2022	2021
Customer A	17%	15%
Customer B	15%	12%

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. In fiscal 2022, there was no material bad debt charge recorded on accounts receivable. There was $1.2 million of contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the consolidated balance sheets as of June 25, 2022, and $1.9 million as of June 26, 2021. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $27.3 million and $61.3 million, respectively, as of June 25, 2022, and $7.0 million and $36.1 million, respectively, as of June 26, 2021. Both contract liabilities and refund liabilities are presented as part of customer obligations in other accrued liabilities on our consolidated balance sheets. During fiscal 2022 and 2021, we recognized $3.6 million and $1.8 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of June 25, 2022, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by the ASC, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue. We have elected to continue to account for collection of all taxes on a net basis.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the bad debt against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional bad debt allowances may be required. For the fiscal year ended June 25, 2022 credit losses on our accounts receivable were $0.2 million. There were no credit losses on our accounts receivable for the fiscal year ended June 26, 2021. We believe that an adequate allowance for doubtful accounts has been provided.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2022 and 2021, and consisted of the following (in millions):

	2022	2021
Raw materials and work-in-progress	$92.2	$49.1
Finished goods	77.5	32.9
	$169.7	$82.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Other Assets

During fiscal 2020, we invested $5.0 million in Eta Compute in exchange for preferred stock. This investment provides us with a strategic relationship that enables us to better address expanded industry opportunities for artificial intelligence applications. The investment is accounted for under the cost method.

In April 2017, we paid $18.4 million for a 14.4% interest in OXi Technology Ltd., or OXi. In April 2019, our investment ownership was reduced to 13.8% as a result of new investment in OXi. We determined the equity method of accounting applied to our investment as we had significant influence over OXi’s operating and financial policies. We recorded our portion of OXi’s net income or net loss on a one quarter lag due to the timing of the availability of OXi’s financial records. We did not have any material related party transactions with OXi. During fiscal 2022, we sold our investment in OXi for $5.0 million. In connection with the sale of our investment in OXi, we recorded a gain of $2.5 million, offset by our share of OXi's net losses of $0.9 million. The net gain of $1.6 million is included in Equity investment (gain) loss in the consolidated statements of operations.

Foreign Currency

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in our functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. These foreign currency transactions and remeasurement gains and losses, resulted in a net gain of $5.6 million and $0.2 million in fiscal 2022 and 2020, respectively, and a net loss of $1.4 million in fiscal 2021. Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments.

If we determine that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we record an impairment loss equal to the excess of the carrying value of the reporting unit over its fair value, not to exceed the carrying amount of goodwill. The fair value of each of our goodwill reporting units is generally estimated using discounted cash flow methodologies.

Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of our reporting units exceeded the carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary and no goodwill impairment was recognized for each period presented.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets

Intangible assets consist primarily of intangible assets purchased through acquisitions. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from 1 to 6 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment on an annual basis in the fourth quarter, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets. No impairment of long-lived assets was recognized for fiscal 2022, 2021, and 2020.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Accrued Liabilities and Other Long-Term Liabilities

As of the end of fiscal 2022 and 2021, other accrued liabilities consisted of the following (in millions):

	2022	2021
Customer obligations	$88.6	$43.1
Inventory obligations	14.1	17.0
Operating lease liabilities	7.6	9.3
Other	35.0	26.8
	$145.3	$96.2

As of the end of fiscal 2022 and 2021, other long-term accrued liabilities consisted of the following (in millions):

	2022	2021
Income taxes payable, long-term	$29.1	$15.4
Non-current deferred tax liability	52.6	27.1
Operating lease liabilities, long-term	51.5	24.0
Other	19.4	12.0
	$152.6	$78.5

Segment Information

We operate in one segment: the development, marketing, and sale of human experience semiconductor solutions for electronic devices and products. The chief operating decision maker, or CODM, is our CEO, Our CODM evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Share-Based Compensation

We charge the estimated fair value less actual forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three or four years for our restricted stock units, or RSU, awards, three years for our market stock units, or MSU, awards, three years for our performance stock units, or PSU, awards, and up to one year for shares purchased under our 2019 employee stock purchase plan .

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

We value PSUs using the aggregate intrinsic value on the grant date and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Product Warranty

We generally provide warranties to cover defects in workmanship, materials and manufacturing for a period of twelve months to meet the stated functionality as agreed to in each sales arrangement. Products are tested against specified functionality requirements prior to delivery, but we nevertheless from time to time experience claims under our warranty guarantees. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items, at the time their existence is known and the amounts are determinable.

Business Combinations

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our preliminary estimates is recorded to goodwill if identified within the measurement period. Any adjustments subsequent to the measurement period or our final determination of fair value of assets and liabilities, will be charged to earnings.

Research and Development

Research and development costs are expensed as incurred.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2022, 2021, and 2020 was as follows (in millions, except per share amounts):

	2022	2021	2020
Numerator:
Net income	$257.5	$79.6	$118.8
Denominator:
Shares, basic	39.0	34.8	33.6
Effect of dilutive share-based awards and convertible notes	1.7	3.5	1.2
Shares, diluted	40.7	38.3	34.8
Net income per share:
Basic	$6.60	$2.29	$3.54
Diluted	$6.33	$2.08	$3.41

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2022, 2021, and 2020 as follows (in millions):

	2022	2021	2020
Share-based awards	0.1	-	0.7

These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of outstanding stock options, RSUs, MSUs, PSUs and convertible notes.

3. Property and Equipment

Property and equipment as of the end of fiscal 2022 and 2021 consisted of the following (in millions):

	Life	2022	2021
Land	—	$-	$13.3
Building and building improvements	Up to 35 years	-	52.7
Computer equipment	3 - 5 years	19.3	22.9
Manufacturing equipment	1 - 5 years	93.3	71.9
Furniture, fixtures, and leasehold improvements	3 - 10 years	39.6	27.2
Capitalized software	3 - 7 years	24.3	28.1
Construction in progress		9.2	6.1
		185.7	222.2
Accumulated depreciation and amortization		(122.8)	(131.0)
Property and equipment, net		$62.9	$91.2

Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

4. Acquisitions, Divestiture and Investment

Acquisitions

DSP Group, Inc.

On August 30, 2021, we entered into an agreement and plan of merger with DSP Group, Inc., or DSPG, to acquire all of the equity of DSPG, a leading global provider of voice and wireless chipset solutions for converged communications, for $22.00 per share in an all-cash transaction, referred to as the DSPG acquisition. The DSPG acquisition closed on

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2021, or the DSPG Closing Date, whereupon we obtained voice and wireless technology and product solutions for converged communications. In addition, under the terms of the agreement and plan of merger, we provided replacement equity awards to the transferred employees and allocated $1.7 million of the replacement equity awards value to consideration transferred.

The DSPG acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets acquired and liabilities has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets at June 25, 2022, was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists.

The adjusted purchase price paid for DSPG was $543.3 million. The final purchase price allocation is as follows (in millions):

Final As Adjusted June 25, 2022
Cash and cash equivalents	$40.5
Short-term investments	71.9
Accounts receivable, net	12.9
Inventory	22.6
Prepaid expenses and other current assets	4.0
Property and equipment	5.9
Intangible assets	212.0
Right-of-use lease asset	9.8
Severance pay fund	16.2
Deferred tax asset	6.7
Non-current other assets	2.3
Total identifiable assets acquired	404.8
Accounts payable	(6.7)
Other accrued expenses	(19.8)
Short-term lease liabilities	(1.5)
Long-term lease liabilities	(8.2)
Accrued severance	(16.4)
Deferred tax liability	(39.4)
Other long-term liabilities	(6.1)
Total liabilities	(98.1)
Net identifiable assets acquired	306.7
Goodwill	236.6
Net assets acquired	$543.3

The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed for these two acquisitions as of the acquisition date as well as adjustments made during the measurement period:

	Previously Reported December 25, 2021	Measurement Period Adjustments (1)	As Adjusted
Other current assets	$151.9	$-	$151.9
Goodwill	256.6	(20.0)	236.6
Developed technology and other intangible assets	200.5	11.5	212.0
Deferred tax asset	0.3	6.4	6.7
Other long-term assets	35.6	(1.4)	34.2
Current liabilities	(26.8)	(1.2)	(28.0)
Deferred tax liability	(38.1)	(1.3)	(39.4)
Other long-term liabilities	(29.1)	(1.6)	(30.7)
Consideration adjustment	-	7.6	-
Net assets acquired	$550.9	$-	$543.3

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) The measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.

The following table summarizes the estimated fair value of the intangible assets as of the DSPG Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value

Developed technology	5.2	$150.0
Customer contracts and related relationships	4.0	45.0
In process research and development	N/A	16.0
Trade names	1.0	1.0
Estimated fair value of acquired intangibles		$212.0

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

The consolidated financial statements include approximately $83.8 million of revenue from the DSPG Closing Date through June 25, 2022. It is impracticable to determine the effect on net income attributable to DSPG as we initiated the integration of a substantial portion of DSPG into our ongoing operations during the second quarter of fiscal 2022, which was completed in the subsequent quarter.

Supplemental Pro Forma Information (Unaudited)

The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions we believe are reasonable under the circumstances.

The following supplemental pro forma information presents the combined results of operations for the year ended June 25, 2022 and June 26, 2021, as if DSPG had been acquired as of the beginning of fiscal 2021. Pro forma adjustments used to arrive at pro forma net income included adjustments for the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, adjustments to record acquired inventories at fair value, transaction and restructuring costs. The total pro forma adjustments for fiscal 2022 was an increase to net income of $5.9 million and a decrease in net income of $86.3 million in fiscal 2021. The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	2022	2021
Revenue	$1,802.6	$1,466.0
Net income (loss)	$263.4	$(6.7)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were no measurement period adjustments during fiscal year ended June 25, 2022. During the fiscal year ended June 26, 2021 we recorded measurement period adjustments of $0.9 million to goodwill comprising of increases of $2.3 million in prepaid expenses and decreases of $0.8 million to other accrued liabilities and increases of $1.4 million in other long-term liabilities for a net increase of $1.7 million to the fair value of other acquired net tangible assets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In-process research and development consists of a next generation docking and video interface products for the IoT market. We expect to complete the in-process research and development project in fiscal 2023.

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DisplayLink as of the DisplayLink Closing Date. None of the goodwill is expected to be deductible for income tax purposes.

Prior to the DisplayLink acquisition, we did not have an existing relationship or transactions with DisplayLink.

The consolidated financial statements include approximately $115.3 million and $110.0 million of revenue during fiscal 2022 and 2021, respectively. It is impracticable to determine the effect on net income attributable to DisplayLink as we integrated a substantial portion of DisplayLink into our ongoing operations during the first quarter of fiscal 2021.

The following unaudited pro forma financial information (in millions, except per share data) presents the combined results of operations for us and DisplayLink as if the DisplayLink acquisition had occurred at the beginning of fiscal 2020. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the DisplayLink acquisition actually taken place at the beginning of fiscal 2020 and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the DisplayLink acquisition.

2021 (1)
Revenue	$1,346.9
Net income	$72.1

(1) Includes results of Broadcom Wireless Connectivity Business

Pro forma adjustments used to arrive at pro forma net income included adjustments for historical amortization expense, the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, transaction costs and restructuring costs. The total pro forma adjustments for fiscal 2021 was a decrease to net income of $1.1 million.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
$226.6

We entered into a derivative and roadmap product agreement and an asset purchase agreement with Broadcom. The derivative and roadmap product agreement includes the purchase of derivative and roadmap product development services to be performed by Broadcom. We estimated the value of the development services to be approximately $25.0 million, and accounted for it separate from the business combination. At June 25, 2022 and June 26, 2021, the net book value of the development services is $5.8 million and $15.8 million, respectively. The estimated value of the development services is amortizing over the period of time estimated to complete the development or approximately thirty months. The amortization of the estimated cost of development is included in research and development in our consolidated statements of operations. In addition, under the terms of the asset purchase agreement we provided replacement equity compensation awards to the transferred employees and Broadcom agreed to make cash payments to transferred employees as incentive to accept employment offers from our company. We determined $3.5 million of value related to these arrangements should be included as consideration transferred, which was partially offset by $2.0 million of cash payments to transferred employees as a reduction of consideration transferred.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The consolidated financial statements include approximately $228.8 million and $100.4 million of revenue during fiscal 2022 and 2021, respectively. It is impracticable to determine the effect on net income attributable to the Broadcom Business Acquisition as we had integrated a substantial portion of the Broadcom Business Acquisition into our ongoing operations at the close.

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

5. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at June 25, 2022 (in millions):

	Amortized Cost	Gross unrealized gain (loss)	Fair Value
Cash	$811.9	$-	$811.9
Cash equivalents:
Money market funds	12.1	-	12.1
Total cash and cash equivalents	$824.0	$-	$824.0
Short-term investments:
Certificates of deposit	$2.4	$-	$2.4
Corporate debt securities	43.7	(1.9)	41.8
Municipal bonds	7.9	(0.1)	7.8
Total short-term investments	$54.0	$(2.0)	$52.0

We did not hold any short-term investments at the end of fiscal 2021. We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2022, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

The following table classifies our short-term investments by contractual maturities (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortized Cost
Due within 1 year	$20.4
Due between 1 year to 5 years	31.6
$52.0

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

6. Fair Value Measurements

We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•
Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
•
Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•
Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The fair value of our Level 1 financial instruments are traded in active markets and are based on quoted market prices for identical instruments. The fair value of our Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

At June 25, 2022, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12.1	$-	$-	$12.1
Short-term investments:
Certificates of deposit	-	2.4	-	2.4
Corporate debt securities	-	41.8	-	41.8
Municipal bonds	-	7.8	-	7.8
	$12.1	$52.0	$-	$64.1

The above table excludes $811.9 million of cash held in our bank accounts. There were no transfers in or out of our Level 1, 2 or 3 assets during fiscal 2022 or 2021.

We did not hold any financial assets measured at fair value during fiscal 2021.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the Senior Debt and Term Loan (“Note 8. Debt”). The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement as they are not actively traded in markets.

The carrying amounts and estimated fair values of the Senior Notes and Term Debt are as follows for the periods presented (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 25, 2022		June 26, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$395.0	$326.9	$400.0	$401.5
Term Loan due 2028	586.7	$575.0	-	-
Convertible notes due 2022	-	-	$505.6	$1,013.3
	$981.7	$901.9	$905.6	$1,414.8

7. Goodwill and Acquired Intangible Assets

The following table presents our goodwill balance as of June 25, 2022 and June 26, 2021 (in millions):

	2022	2021
Beginning balance	$570.0	$360.8
Acquisition activity	236.6	209.2
Ending balance	$806.6	$570.0

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2022 and 2021 (in millions):

		2022			2021
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$232.1	$(109.3)	$122.8	$138.6	$(97.6)	$41.0
Customer relationships	4.1	170.5	(99.7)	70.8	125.5	(63.8)	61.7
Wireless connectivity technology	5.7	128.0	(33.8)	94.2	93.0	(14.2)	78.8
Video interface technology	3.0	82.0	(52.4)	29.6	82.0	(25.1)	56.9
Display driver technology	7.0	20.4	(20.4)	—	20.4	(17.5)	2.9
Backlog	Not applicable	—	—	—	12.0	(12.0)	—
Licensed technology and other	4.5	9.9	(7.5)	2.4	13.0	(8.1)	4.9
Patents	8.0	4.4	(3.7)	0.7	4.4	(3.2)	1.2
Tradename	4.4	5.8	(3.3)	2.5	4.8	(1.7)	3.1
In process research and development	Not applicable	67.0	—	67.0	51.0	—	51.0
Acquired intangibles, gross	5.0	$720.1	$(330.1)	$390.0	$544.7	$(243.2)	$301.5

During fiscal 2022, we retired fully amortized intangible assets of $21.5 million of audio and video developed technology, $12.0 million in backlog and $3.1 million in licensed technology and other. During fiscal 2021, we retired fully amortized intangible assets of $143.6 million of display driver developed technology and $28.3 million of customer relationships.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles. The total amortization expense for the acquired intangible assets was $123.5 million in fiscal 2022, $110.1 million in fiscal 2021, and $51.4 million in fiscal 2020. This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2023	$127.5
2024	66.9
2025	60.0
2026	47.0
2027	16.6
Thereafter	5.0
To be determined	67.0
Future amortization	$390.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense using the effective interest method over 99 months. The total interest expense recorded on the Senior Notes during the fiscal year ended June 25, 2022 was $16.6 million.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021, we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of June 25, 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of our company and specified subsidiaries and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of the end of fiscal 2022, we remain in compliance with the restrictive covenants.

Term Loan Facility

On December 2, 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced by certain existing and new lenders under the Credit Agreement to finance the DSPG

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including, commencing June 30, 2023, an excess cash flow sweep, subject to customary step-downs and thresholds.

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense recorded on the Term Loan during fiscal 2022 was $10.4 million.

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

9. Leases, Commitments and Contingencies

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

Our leases primarily include our headquarters office and worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2034, some of which include options to extend the lease for up to seven years. During fiscal

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2022, we recorded approximately $12.7 million of operating leases expense. Our short-term leases are immaterial and we do not have finance leases.

As of the end of fiscal 2022 and 2021, the components of leases are as follows (in millions):

	2022	2021
Operating lease right-of-use assets	$61.2	$31.7
Operating lease liabilities	$7.6	$9.3
Operating lease liabilities, long-term	51.5	24.0
Total operating lease liabilities	$59.1	$33.3

Supplemental cash flow information related to leases is as follows (in millions):

	2022	2021
Cash paid for operating leases included in operating cash flows	$12.5	$10.0
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	42.5	21.8

As of the end of fiscal 2022, the weighted average remaining lease term was 8.02 years, and the weighted average discount rate was 4.14%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2023	$6.3
2024	10.3
2025	9.2
2026	9.0
2027	8.3
Thereafter	28.5
Total future minimum operating lease payments	71.6
Less: interest	(12.5)
Total lease liabilities	$59.1

We recognized rent expense on a straight-line basis of $12.7 million, and $10.1 million for fiscal 2022 and 2021, respectively.

Sale and Leaseback Transaction

On February 8, 2022, we executed a sale and leaseback transaction of our properties located at 1109-1251 McKay Drive and 1140-1150 Ringwood Court, San Jose, California, for a purchase price, net of closing and other expenses payable by us, of $55.9 million. Concurrent with the sale, we entered into a lease agreement with the buyer to lease back the land and properties located at 1109 and 1151 McKay Drive, San Jose, California, for an initial term of 12 years and a renewal option for an additional seven years. The transaction qualified for sale and leaseback and operating lease accounting classification, and we recorded a gain of $5.4 million which is recorded in the gain on sale and leaseback transaction line in the consolidated statements of operations.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal proceedings

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

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

10. Stockholders’ Equity

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock. As of the end of fiscal 2022, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2022 were as follows:

Stock options outstanding	31,185
Restricted stock units outstanding	1,220,573
Market stock units outstanding	251,974
Performance stock units outstanding	441,375
Awards available for grant under all share-based compensation plans	4,449,604
Reserved for future issuance	6,394,711

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Treasury Stock

Our cumulative authorization of repurchases under our common stock repurchase program as of the end of fiscal 2022 was $1.8 billion expiring July 2025. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the end of fiscal 2022, we had $577.4 million of common stock remaining to be repurchased under our common stock repurchase program. During fiscal 2022 and 2021, we issued 3.5 million and 0.1 million shares, respectively, from treasury stock for settlement of redemptions of our convertible notes.

11. Share-Based Compensation

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock units, cash incentive awards, performance shares, performance stock units, and other stock-based awards. The cumulative number of shares approved under the 2019 Incentive Plan was 4,590,000. The 2019 ESPP authorizes us to provide eligible employees with an opportunity to acquire an equity interest in our company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2022, were as follows:

	Awards		2019	2019
	Available	2019	Employee	Employee	2010
	Under All	Incentive	Inducement	Stock	Incentive	DSPG
	Share-Based	Compensation	Equity	Purchase	Compensation	Replacement Award
	Award Plans	Plan	Plan	Plan	Plan	Plan
Balance at June 2021	3,381,840	2,114,407	—	1,208,582	—	58,851
Additional shares authorized	2,000,000	2,000,000	—	—	—	—
Transferred between plans	-	14,625	—	—	(14,625)	—
Restricted stock units granted	(641,690)	(582,839)	—	—	—	(58,851)
Market stock units granted	(65,000)	(65,000)	—	—	—	—
Performance stock units granted	(96,914)	(96,914)	—	—	—	—
Performance stock units performance adjustment	(133,627)	(133,627)	—	—	—	—
Market stock units performance adjustment	(69,728)	(33,675)	—	—	(36,053)	—
Purchases under employee stock purchase plan	(138,502)	—	—	(138,502)		—
Forfeited	337,171	162,547	27,768	—	146,856	—
Plan shares no longer available for new grants	(123,946)	—	(27,768)	—	(96,178)	—
Balance at June 2022	4,449,604	3,379,524	—	1,070,080	—	—

Share-based compensation and the related tax benefit recognized in our consolidated statements of income for fiscal 2022, 2021, and 2020 were as follows (in millions):

	2022	2021	2020
Cost of revenue	$4.0	$3.4	$2.1
Research and development	42.5	45.4	32.3
Selling, general, and administrative	54.4	44.3	26.0
Total	$100.9	$93.1	$60.4
Income tax benefit on share-based compensation	$23.1	$15.2	$6.3

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	2022	2021	2020
Cost of revenue	$0.2	$0.4	$0.2
Research and development	27.2	21.9	9.1
Selling, general, and administrative	4.7	4.7	1.8
Total	$32.1	$27.0	$11.1

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

Stock Options

Our share-based compensation plans with outstanding stock option awards include our 2010 Incentive Plan. Under our 2010 Incentive Plan, we were able to grant incentive stock options or nonqualified stock options to purchase shares of our common stock at not less than 100% of the fair market value, or FMV, on the date of grant. We ceased granting stock options in fiscal 2018.

Options granted under our 2010 Incentive Plan generally vest three to four years from the vesting commencement date and expire seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2022 and balances as of the end of fiscal 2022 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2021	55,061	$66.68
Exercised	(23,876)	73.44
Balance at June 2022	31,185	61.50	$2.1
Exercisable at June 2022	31,185	61.50	$2.1

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2022, or June 24, 2022, of $128.78. All of the stock options outstanding were vested and in-the-money as of the end of fiscal 2022.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2022, 2021, and 2020 were as follows (in millions):

	2022	2021	2020
Cash received	$5.3	$23.9	$23.9
Aggregate intrinsic value	$3.6	$8.6	$10.8

There have been no stock options granted since fiscal 2018.

There was no unrecognized share-based compensation costs for stock options granted under our various plans.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

RSU activity, including RSUs granted, delivered, and forfeited in fiscal 2022, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2022 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	RSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2021	1,323,286		$64.13
Granted	641,690		183.97
Delivered	(578,400)		63.23
Forfeited	(166,003)		120.72
Balance at June 2022	1,220,573	$157.2	119.83

Of the shares delivered, 169,529 shares valued at $31.4 million were withheld to meet statutory tax withholding requirements. The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2022, or June 24, 2022, of $128.78.

The unrecognized share-based compensation cost for RSUs granted under our 2019 Incentive Plan, our 2019 Inducement Equity Plan and our 2010 Incentive Plan was approximately $107.1 million as of the end of fiscal 2022, which will be recognized over a weighted average period of approximately 1.9 years. The aggregate market value of RSUs delivered in fiscal 2022, 2021, and 2020 was $106.4 million, $48.2 million, and $36.0 million, respectively.

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

For MSU awards granted in fiscal 2022 and 2021, performance is measured based on our achievement of a specified level of total stockholder return, or TSR, relative to the TSRs of each company in the Russell 2000 Index. The potential payout ranges from 0% to 200% of the target grant quantity based on our TSR performance relative to the TSRs of each company in the Russell 2000 Index. No payout will occur if our TSR performance falls below the 25th percentile of the TSRs of each company in the Russell 2000 Index, and a 200% payout will occur if our TSR performance exceeds the 75th percentile of the TSRs of each company in the Russell 2000 Index. Performance payouts between the 25th and 75th percentiles will be determined on a linear basis with performance at the 50th percentile equal to 100% of target.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For MSU awards granted in fiscal 2022 and 2021, the first tranche and the second tranche can payout up to 200%, and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2022, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2022 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	MSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2021	347,027		$82.18
Granted	65,000		191.68
Performance adjustment	69,728		—
Delivered	(203,883)		78.05
Forfeited	(25,898)		136.26
Balance at June 2022	251,974	$32.4

As a result of the Synaptics TSR outperforming the Index TSR by 185.21 percentage points for the tranche three payout period ended in fiscal 2022, we delivered 200% of the targeted shares underlying the fiscal 2019 MSU grants. As a result of the Synaptics TSR outperforming the Index TSR by 226.12 percentage points for the tranche two payout period ended in fiscal 2022, we delivered 100% of the targeted shares underlying the fiscal 2020 MSU grants as the tranche two payout is capped at a 100% payout. As a result of the Synaptics TSR performing at the 76th percentile relative to the constituents of the Russell 2000 Index for the tranche one payout period ended in fiscal 2022, we delivered 200% of the targeted shares underlying the fiscal 2021 MSU grants.

Of the shares delivered, 105,719 shares valued at $18.3 million were withheld to meet statutory minimum tax withholding requirements. The aggregate intrinsic value assumes a 100% payout factor and was determined using the closing price of our common stock on the last trading day of fiscal 2022, or June 24, 2022, of $128.78.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of each MSU granted from our plans for fiscal 2022, 2021, and 2020 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2022	2021	2020
Expected volatility of company	52.61%	53.62%	45.46% - 52.55%
Expected volatility of Index	17.4% - 581.6%	19.6% - 197.6%	24.64% - 33.44%
Correlation coefficient	0.53	0.51	0.53 - 0.58
Expected life in years	2.87	2.87	2.50 - 4.00
Risk-free interest rate	0.40%	0.17%	0.26% - 1.52%
Fair value per award	$284.43 - $342.89	$131.34 - $175.15	$55.52 - $100.38

We amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $14.9 million as of the end of fiscal 2022, which will be recognized over a weighted average period of approximately 0.72 years.

Performance Stock Units

Our 2019 Incentive Plan and our 2010 Incentive Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSU awards to our executive officers and other key management team members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which, generally, are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU award. Generally, PSU awards have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of performance relative to predefined performance criteria (for PSU awards granted in fiscal 2022 and prior to fiscal 2021 the performance criteria is based on non-GAAP earnings per share, for PSU awards granted in fiscal 2021 the performance criteria is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses). For our fiscal 2022 PSU awards, the potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results equals greater than 75% of the target with a maximum payout achieved at 125% of target.

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

PSU activity, including PSUs granted, delivered, and forfeited in fiscal 2022, and the balance and aggregate intrinsic value of PSUs as of the end of fiscal 2022 were as follows:

		Aggregate	Weighted
		Intrinsic	Average
	PSU Awards	Value	Grant Date
	Outstanding	(in millions)	Fair Value
Balance at June 2021	317,392		$62.41
Granted	96,914		111.90
Performance adjustment	88,762		—
Delivered	(208,023)		55.01
Forfeited	(37,142)		79.79
Balance at June 2022	257,903	$33.2

We value PSUs using the aggregate intrinsic value on the grant date and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. Of the shares delivered, 94,642 shares valued at $17.6 million were withheld to meet statutory minimum tax withholding requirements. The PSU awards outstanding balance at June 2022 is based on the target grant quantity and does not include the performance adjustment of 183,472 shares for completed performance periods. The unrecognized share-based compensation cost of our

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding PSUs was approximately $31.7 million as of June 25, 2022, which will be recognized over a weighted average period of approximately 0.72 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019. Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date. The outstanding phantom stock units had a fair value of $135.07 per unit at June 25, 2022 and our accrued liability for such units was $15.4 million. The outstanding phantom stock units had a fair value of $140.17 per unit at June 26, 2021 and our accrued liability for such units was $18.4 million.

Phantom stock activity was as follows:

		Aggregate
	Phantom	Intrinsic
	Stock Units	Value
	Outstanding	(in millions)
Balance as of June 2021	402,458
Paid	(196,420)
Forfeited	(29,941)
Balance as of June 2022	176,097	$22.7

Employee Stock Purchase Plan

Our 2019 ESPP became effective October 29, 2019 and replaced our 2010 ESPP. The 2019 ESPP, and previously the 2010 ESPP, allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date. Under the 2019 ESPP, the offering period extends for up to one year and includes two exercise dates occurring at six-month intervals. Under the 2010 ESPP, the offering period extended for up to two years and included four exercise dates occurring at six-month intervals. Under the terms of our 2019 ESPP, and previously under our 2010 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2022, 2021, and 2020 were as follows (in millions, except shares purchased and weighted average purchase price):

	2022	2021	2020
Shares purchased	138,502	220,389	346,502
Weighted average purchase price	$97.90	$57.00	$30.50
Cash received	$13.6	$12.6	$10.6
Aggregate intrinsic value	$12.5	$10.3	$10.1

The fair value of each award granted under our 2019 ESPP and our 2010 ESPP for fiscal 2022, 2021, and 2020 was based on the Black-Scholes option pricing model. The fair value per award for fiscal 2022, 2021 and 2020 was $38.93, $20.82 and $15.48, respectively.

Unrecognized share-based compensation costs for awards granted under our 2019 ESPP at the end of fiscal 2022 were approximately $1.4 million that will be amortized over the next 2 months.

12. Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the U.S. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $20,500, or $27,000 for employees who are 50 years or older. In fiscal 2022, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The employer matching funds vest immediately. We made matching contributions of $1.7 million, $1.8 million and $2.1 million in fiscal 2022, 2021, and 2020, respectively.

13. Income Taxes

Income/(loss) before provision for income taxes for fiscal 2022, 2021, and 2020 consisted of the following (in millions):

	2022	2021	2020
United States	$(44.8)	$(21.0)	$(13.5)
Foreign	365.3	141.1	172.9
Income before provision for income taxes	$320.5	$120.1	$159.4

The provision for income taxes for fiscal 2022, 2021, and 2020 consisted of the following (in millions):

	2022	2021	2020
Current tax expense/(benefit)
Federal	$(0.6)	$4.1	$0.8
State	—	0.1	—
Foreign	94.9	36.1	35.4
	94.3	40.3	36.2
Deferred tax expense/(benefit)
Federal	(21.8)	(0.5)	(5.8)
State	-	-	0.1
Foreign	(7.9)	(8.4)	8.1
	(29.7)	(8.9)	2.4
Provision for income taxes	$64.6	$31.4	$38.6

The provision for income taxes differs from the federal statutory rate for fiscal 2022, 2021, and 2020 as follows (in millions):

	2022	2021	2020
Provision at U.S. federal statutory tax rate	$67.3	$25.1	$33.5
State income taxes	—	0.1	—
Non-deductible share-based compensation	7.9	5.2	3.0
(Windfall)/shortfall related to share-based compensation	(18.1)	(3.8)	2.1
Non-deductible officer compensation	6.4	6.4	1.9
Business credits	(10.0)	(3.8)	(6.1)
Foreign tax differential	6.4	(6.7)	4.9
Foreign income inclusion	3.6	5.2	0.7
Deferred taxes on unremitted foreign earnings	0.7	3.5	—
Other differences	0.4	0.2	(1.4)
Provision for income taxes	$64.6	$31.4	$38.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-current deferred tax assets and non-current deferred tax liabilities are included in “Non-current other assets” and “Other long-term liabilities”, respectively, on our consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2022 and 2021 consisted of the following (in millions):

	2022	2021
Deferred tax assets:
Capital loss carryforward	$17.8	$0.2
Inventory write downs	2.6	3.9
Property and equipment and intangible assets	11.7	6.0
Share-based compensation	12.0	8.8
Nondeductible interest	5.4	—
Business credit carryforward	62.0	39.1
Lease liabilities	11.2	6.5
Net operating loss carryforward	16.3	7.2
Other accruals	5.6	5.1
	144.6	76.8
Valuation allowance	(59.0)	(32.6)
	85.6	44.2
Deferred tax liabilities:
Property and equipment	(2.0)	(0.9)
Interest	—	(3.4)
Right-of-use assets	(11.5)	(6.2)
Unremitted foreign earnings	(22.1)	(3.5)
Acquisition intangibles	(45.8)	(29.0)
	(81.4)	(43.0)
Net deferred tax assets	$4.2	$1.2

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2022, a valuation allowance of $59.0 million was maintained to reduce deferred tax assets primarily related to state tax credits and capital losses carryforwards that are not more likely than not to be realized through future taxable income. The net change in the valuation allowance during fiscal 2022 was an increase of $26.4 million, primarily due to an increase of unrealized deferred tax assets associated with the capital loss carryforwards from our DSPG acquisition..

We consider most of the earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. Further, we determined not to indefinitely reinvest earnings of certain subsidiaries acquired as part of our DSPG acquisition and established a $17.9 million deferred tax liability on the acquisition date balance sheet. As a result, $22.1 million of our deferred tax liability is associated with unremitted foreign earnings, which if remitted would not result in a further provision for income taxes. We continue to indefinitely reinvest $200 million on certain accumulated earnings and outside basis differences primarily related to our DSPG acquisition. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, the associated foreign tax credits would be expected to reduce the U.S. income tax liability associated with the foreign distribution or the otherwise taxable transaction. As of our fiscal 2022, assuming full utilization of the associated foreign tax credits, the potential net deferred tax liability associated with these undistributed earnings and outside basis differences would be approximately $46 million.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of the end of fiscal 2022, we had federal, California, and foreign net operating loss carryforwards of approximately $37.7 million, $14.8 million, and $58.2 million, respectively. The federal and California net operating loss will begin to expire in fiscal 2034 and 2029, respectively, if not utilized. Most of our foreign net operating losses have no expiration date. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $25.4 million and $50.4 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2022. The federal research tax credit carryforward will begin to expire in 2029 and the state research tax credit can be carried forward indefinitely.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $7.2 million from $22.6 million in fiscal 2021 to $29.8 million in fiscal 2022. Of this amount, $19.6 million will reduce the effective tax rate on income from continuing operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2022, 2021, and 2020 consisted of the following (in millions):

	2022	2021	2020
Beginning balance	$22.6	$20.1	$18.9
Increase in unrecognized tax benefits related to current year tax positions	7.1	5.5	3.2
Increase in unrecognized tax benefits related to prior year tax positions	5.5	—	0.1
Remeasurement of unrecognized tax benefits	(0.5)	—	—
Decrease due to statute expiration	(4.9)	(3.0)	(2.1)
Ending Balance	$29.8	$22.6	$20.1

Accrued interest and penalties increased by $0.8 million in fiscal 2022 as compared to fiscal 2021 and decreased by $0.2 million in fiscal 2021 as compared to fiscal 2020. Accrued interest and penalties were $2.5 million and $1.7 million as of the end of fiscal 2022 and 2021, respectively. Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $0.9 million to an increase of $6.9 million. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the U.S., Hong Kong SAR, Japan, Israel and the U.K. From fiscal 2016 onward, we remain subject to examination by one or more of these jurisdictions.

In January 2022, final foreign tax credit regulations, final regulations, were issued by the U.S. Treasury modifying long established rules, including rules used in the determination of whether foreign taxes paid or accrued are creditable against U.S. income taxes. Subsequently, in July 2022, technical corrections and amendments to the final regulations were issued by the U.S. Treasury. These technical corrections and amendments do not change our initial view that certain foreign taxes we incur may not be creditable under the final regulations. We are currently assessing the impact of the final regulations, together with certain research and development capitalization rules, all effective beginning with our fiscal 2023, but anticipate the impact will have a material adverse effect on our fiscal 2023 and future provision for income taxes.

14. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the IoT product applications market, the personal computing, or PC, product applications market, and the mobile, product applications market.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenue within geographic areas based on our customers’ locations for fiscal 2022, 2021, and 2020, consisted of the following (in millions):

	2022	2021	2020
China	$609.1	$524.0	$540.6
Taiwan	539.4	382.6	204.5
Japan	453.1	330.7	446.5
Other	83.9	69.5	77.3
South Korea	39.1	28.5	58.3
United States	15.1	4.3	6.7
	$1,739.7	$1,339.6	$1,333.9

Net revenue from external customers for each group of similar products for fiscal 2022, 2021, and 2020 consisted of the following (in millions):

	2022	2021	2020
IoT product applications	$1,100.9	$612.9	$329.8
PC product applications	343.0	354.7	317.4
Mobile product applications	295.8	372.0	686.7
	$1,739.7	$1,339.6	$1,333.9

A reclassification has been made to the prior periods revenue presentation in the above table in order to conform to the current period revenue presentation. The reclassification of $32.0 million and $12.2 million during the fiscal years ended 2021 and 2020, respectively, moved virtual reality product revenue from Mobile product applications to IoT product applications.

Long-lived assets within geographic areas as of the end of fiscal 2022 and 2021 consisted of the following (in millions):

	2022	2021
United States	$118.2	$168.5
Asia/Pacific	624.7	191.9
Europe	516.6	602.3
	$1,259.5	$962.7

Our goodwill of $806.6 million has been allocated to two reporting units which include IoT and Mobile/PC.

Major customers’ revenue as a percentage of total net revenue for fiscal 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Customer A	*	14%	18%
Customer B	13%	13%	*
Customer C	12%	10%	12%

* Less than 10%

15. Restructuring Activities

We have initiated various strategic restructuring actions primarily intended to reduce costs, gain synergies from our recent acquisitions and align our business in response to market conditions.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Years Ended
	2022	2021	2020
Balance, beginning of period	$0.2	$6.1	$5.2
Charges	18.3	7.4	33.0
Payments	(17.1)	(13.3)	(32.1)
Balance, end of period	$1.4	$0.2	$6.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2022, we recorded restructuring and related charges of $18.3 million in our consolidated statements of operations. The charges were for activities intended to further improve efficiencies in our operational activities and gain synergies from the DSPG acquisition. These activities from the restructuring actions taken during fiscal 2022 are complete as of the end of fiscal 2022.

During fiscal 2021, we recorded restructuring and related charges of $7.4 million in our consolidated statements of operations. The charges were for activities to gain synergies from our DisplayLink acquisition. The activities from the restructuring actions taken during fiscal 2021 were complete as of the end of fiscal 2021.