Form 10-Q
period 2022-09-24
SYNAPTICS Inc
filed 2022-11-03
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

As of October 27, 2022, the Company had 39,870,971 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 24, 2022

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September	June
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$867.8	$824.0
Short-term investments	44.0	52.0
Accounts receivable, net of allowances of $6.2 and $6.0 at September 2022 and June 2022, respectively	284.1	322.1
Inventories, net	179.4	169.7
Prepaid expenses and other current assets	36.5	35.6
Total current assets	1,411.8	1,403.4
Property and equipment at cost, net of accumulated depreciation of $127.7 and $122.8 at September 2022 and June 2022, respectively	63.4	62.9
Goodwill	806.6	806.6
Acquired intangibles, net	357.0	390.0
Right-of-use assets	58.0	61.2
Non-current other assets	128.0	134.0
	$2,824.8	$2,858.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125.0	$141.8
Accrued compensation	51.9	90.6
Income taxes payable	54.2	79.7
Other accrued liabilities	128.2	145.3
Current portion of long-term debt	6.0	6.0
Total current liabilities	365.3	463.4
Long-term debt	974.8	975.7
Other long-term liabilities	159.6	152.6
Total liabilities	1,499.7	1,591.7
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 68,229,513 and 67,745,800 shares issued, and 39,985,261 and 39,621,179 shares outstanding, at September 2022 and June 2022, respectively	0.1	0.1
Additional paid-in capital	931.7	924.1
Treasury stock: 28,244,252 and 28,124,621 common shares at September 2022 and June 2022, respectively, at cost	(707.9)	(694.5)
Accumulated other comprehensive loss	(1.9)	(1.8)
Retained earnings	1,103.1	1,038.5
Total stockholders' equity	1,325.1	1,266.4
	$2,824.8	$2,858.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September
	2022	2021
Net revenue	$448.1	$372.7
Cost of revenue	192.4	174.6
Gross margin	255.7	198.1
Operating expenses:
Research and development	89.5	86.1
Selling, general, and administrative	44.7	41.6
Acquired intangibles amortization	9.5	8.4
Restructuring costs	-	1.4
Total operating expenses	143.7	137.5
Operating income	112.0	60.6
Interest and other expense, net	(8.3)	(5.9)
Loss on redemption of convertible notes	-	(8.1)
Income before provision for income taxes and equity investment loss	103.7	46.6
Provision for income taxes	39.1	5.9
Equity investment loss	-	0.5
Net income	$64.6	$40.2
Net income per share:
Basic	$1.62	$1.07
Diluted	$1.59	$0.99
Shares used in computing net income:
Basic	39.8	37.5
Diluted	40.7	40.6

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Accumulated Other	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Comprehensive loss	Earnings	Equity
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	64.6	64.6
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Total comprehensive income	—	—	—	—	—	—	64.5
Issuance of common stock for share-based award compensation plans	483,713	—	8.5	—	—	—	8.5
Payroll taxes for deferred stock units	—	—	(31.4)	—	—	—	(31.4)
Common stock repurchased	—	—	—	(13.4)	—		(13.4)
Share-based compensation	—	—	30.5	—	—	—	30.5
Balance at September 2022	68,229,513	$0.1	$931.7	$(707.9)	$(1.9)	$1,103.1	$1,325.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Accumulated Other	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Comprehensive loss	Earnings	Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$—	$781.0	$967.2
Net income	—	—	—	—	—	40.2	40.2
Other comprehensive income	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	40.2
Issuance of common stock for share-based award compensation plans	384,866	—	7.8	—	—	—	7.8
Payroll taxes for deferred stock units	—	—	(27.7)	—	—	—	(27.7)
Redemption of convertible debt	—	—	(518.2)	510.9	—	—	(7.3)
Share-based compensation	—	—	21.2	—	—	—	21.2
Balance at September 2021	67,347,872	$0.1	$874.6	$(694.5)	$—	$821.2	$1,001.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September
	2022	2021
Cash flows from operating activities
Net income	$64.6	$40.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	30.5	21.2
Depreciation and amortization	6.2	5.2
Acquired intangibles amortization	33.0	25.2
Loss on redemption of convertible notes	—	8.1
Deferred taxes	5.9	(1.4)
Amortization of right-of-use assets	2.7	2.4
Amortization of debt discount and issuance costs	0.7	1.8
Amortization of cost of development services	2.5	2.5
Provision for inventory excess and obsolescence	—	(4.5)
Other	0.5	—
Equity investment loss	—	0.5
Foreign currency remeasurement gain	(1.3)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	37.7	(41.4)
Inventories	(9.7)	(2.2)
Prepaid expenses and other current assets	(3.2)	(5.0)
Other assets	3.1	(9.8)
Accounts payable	(17.6)	10.7
Accrued compensation	(38.2)	(12.3)
Income taxes payable	(18.9)	(6.9)
Other accrued liabilities	(20.0)	24.0
Net cash provided by operating activities	78.5	58.3
Cash flows from investing activities
Proceeds from maturities of investments	7.7	—
Receipt of liquidation payment on equity investment	0.8	—
Purchases of property and equipment	(6.2)	(4.7)
Net cash provided by (used in) investing activities	2.3	(4.7)
Cash flows from financing activities
Payment for redemption of convertible notes	—	(505.6)
Proceeds from issuance of shares	8.5	7.8
Payroll taxes for deferred stock and market stock units	(31.4)	(27.7)
Repurchases of common stock	(13.4)	—
Repayment of debt	(1.5)	—
Refundable deposit paid to vendor	—	(16.6)
Return of deposit received from vendor	2.8	—
Net cash used in financing activities	(35.0)	(542.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.5)
Net increase (decrease) in cash and cash equivalents	43.8	(489.0)
Cash and cash equivalents, beginning of period	824.0	836.3
Cash and cash equivalents, end of period	$867.8	$347.3

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$48.8	$16.7
Cash paid for interest	$6.8	$0.2
Supplemental disclosures of non-cash transactions
Purchases of property and equipment in current liabilities	$4.4	$3.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and United States generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2023 and 2022 are 52-week periods ending June 24, 2023 and June 25, 2022, respectively. The fiscal periods presented in this report are 13-week periods ended September 24, 2022, and September 25, 2021, respectively.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. As of September 2022 and June 2022, our cash and cash equivalents had a carrying value of $867.8 million and $824.0 million, respectively.

Short-Term Investments

We classify our investments in debt securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method, and are reflected as other income (expense), net in our Condensed Consolidated Statements of Operations. As of September 2022 and June 2022, the total unrealized loss reported within accumulated other comprehensive loss was $1.9 million and $1.8 million, respectively.

We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency Transactions and Foreign Exchange Contracts

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in the functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. Our foreign currency transactions and remeasurement gains and losses are included in selling, general, and administrative expenses in the condensed consolidated statements of operations and resulted in immaterial amounts in each of the three months ended September 2022 and September 2021.

Leases

We determine if a contract is a lease, or contains a lease, at the inception of the contract and reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use, or ROU, assets are included in non-current other assets on our condensed consolidated balance sheet. Operating lease liabilities are separated into a current portion, included within accrued liabilities on our condensed consolidated balance sheet, and a non-current portion, included within other long-term liabilities on our condensed consolidated balance sheet. We do not have any finance lease ROU assets or liabilities. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not obtain and control the right to use the identified asset until the lease commencement date.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the revenue standard, and are shown as customer obligations in Note 9 Balance Sheet Components, Other Accrued Liabilities and Other Long-Term Liabilities. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration. When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates applied to distributor inventory subject to stock rotation rights and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets. In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangements to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and therefore, do not include significant financing components. To date, there have been no material bad debt charges recorded on accounts receivable. There were $1.4 million in contract assets recorded on our condensed consolidated balance sheets as of September 2022 and $1.2 million as of June 2022. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $29.9 million and $43.1 million, respectively, as of September 2022 and $27.3 million and $61.3 million, respectively, as of June 2022. Both contract liabilities and refund liabilities are presented as customer obligations in Note 9 Balance Sheet Components. During the three months ended September 2022 and September 2021, we recognized $1.8 million and $2.9 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of September 2022, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by ASC 606, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods and include these costs in cost of revenue. We account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded as a selling, general and administrative expense in the condensed consolidated statements of income) are expensed when the product is shipped because such commissions are owed after shipment.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 14 Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September
	2022	2021
Numerator:
Net income	$64.6	$40.2
Denominator:
Shares, basic	39.8	37.5
Effect of dilutive share-based awards and convertible notes	0.9	3.1
Shares, diluted	40.7	40.6
Net income per share:
Basic	$1.62	$1.07
Diluted	$1.59	$0.99

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

Dilutive net income per share amounts do not include the potential weighted average effect of 452,859 and 1,010 shares of common stock related to certain share-based awards that were outstanding during the three months ended September 2022 and September 2021, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September	June
	2022	2022
Raw materials and work-in-progress	$94.6	$92.2
Finished goods	84.8	77.5
	$179.4	$169.7

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

5. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at September 2022 and June 2022 (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 2022
	Amortized Cost	Gross unrealized gain (loss)	Fair Value
Cash	$418.8	$-	$418.8
Cash equivalents:
Money market funds	390.9	-	390.9
Certificates of deposit	38.1	-	38.1
U.S. Treasury securities	20.0		20.0
Total cash and cash equivalents	$867.8	$-	$867.8
Short-term investments:
Certificates of deposit	$2.0	$-	$2.0
Corporate debt securities	38.2	(2.0)	36.2
Municipal bonds	5.9	(0.1)	5.8
Total short-term investments	$46.1	$(2.1)	$44.0

	June 2022
	Amortized Cost	Gross unrealized gain (loss)	Fair Value
Cash	$811.9	$-	$811.9
Cash equivalents:
Money market funds	12.1	-	12.1
Total cash and cash equivalents	$824.0	$-	$824.0
Short-term investments:
Certificates of deposit	$2.4	$-	$2.4
Corporate debt securities	43.7	(1.9)	41.8
Municipal bonds	7.9	(0.1)	7.8
Total short-term investments	$54.0	$(2.0)	$52.0

The following table classifies our short-term investments by contractual maturities (in millions):

	September 2022		June 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$18.0	$17.5	$21.0	$20.4
Due between 1 year to 5 years	28.1	26.5	33.0	31.6
	$46.1	$44.0	$54.0	$52.0

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

Our Level 1 financial instruments are traded in active markets, and the fair value is based on quoted market prices for identical instruments. The fair value of our Level 2 fixed income securities is obtained from an independent pricing service, which may use

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

At September 2022 and June 2022, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	September 2022
	Level 1	Level 2	Level 3	Total (1)
Assets:
Cash equivalents:
Money market funds	$390.9	$-	$-	$390.9
U.S. Treasury Securities	20.0	-	-	20.0
Certificates of deposit	-	38.1	-	38.1
Short-term investments:
Certificates of deposit	-	2.0	-	2.0
Corporate debt securities	-	36.2	-	36.2
Municipal bonds	-	5.8	-	5.8
Total assets	$410.9	$82.1	$-	$493.0

(1) Excludes $418.8 million in cash held in our bank accounts as of September 2022.

	June 2022
	Level 1	Level 2	Level 3	Total (1)
Assets:
Cash equivalents:
Money market funds	$12.1	$-	$-	$12.1
Short-term investments:
Certificates of deposit	-	2.4	-	2.4
Corporate debt securities	-	41.8	-	41.8
Municipal bonds	-	7.8	-	7.8
Total assets	$12.1	$52.0	$-	$64.1

(1) Excludes $811.9 million in cash held in our bank accounts as of June 2022.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the Senior Notes and Term Loan Facility. See Note 11 Debt. The estimated fair value of the Senior Notes and Term Loan Facility was determined based on the trading price of the Senior Notes and Term Loan Facility as of the last day of trading for the period. We consider the fair value of the Senior Notes and Term Loan Facility to be a Level 2 measurement as they are not actively traded in markets.

The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	September 2022		June 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$395.1	$329.9	$395.0	$326.9
Term Loan Facility due 2028	585.7	582.0	586.7	$575.0
	$980.8	$911.9	$981.7	$901.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Acquired Intangibles and Goodwill

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		September 2022			June 2022
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(119.8)	$112.1	$232.1	$(109.3)	$122.8
Customer relationships	4.1	155.4	(93.3)	62.1	170.5	(99.7)	70.8
Wireless connectivity technology	5.7	128.0	(39.4)	88.6	128.0	(33.8)	94.2
Video interface technology	3.0	82.0	(59.2)	22.8	82.0	(52.4)	29.6
Licensed technology and other	4.5	9.9	(8.1)	1.8	9.9	(7.5)	2.4
Patents	8.0	4.4	(3.8)	0.6	4.4	(3.7)	0.7
Tradename	4.4	5.8	(3.8)	2.0	5.8	(3.3)	2.5
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles totals	4.9	$684.4	$(327.4)	$357.0	$699.7	$(309.7)	$390.0

The total amortization expense for the acquired intangible assets was $33.0 million and $25.2 million for the three months ended September 2022 and September 2021, respectively. During the three months ended September 2022, and September 2021, $23.5 million and $16.9 million, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included under operating expenses in acquired intangibles amortization.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. There were no changes in our goodwill balance for the three months ended September 2022.

8. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2034, some of which include options to extend the lease for up to seven years. For the three months ended September 2022 and September 2021, we recorded approximately $3.3 million and $2.8 million, respectively, of operating leases expense. Our short-term leases are immaterial.

As of September 2022 and June 2022, the components of leases are as follows (in millions):

	September	June
	2022	2022
Operating lease right-of-use assets	$58.0	$61.2
Operating lease liabilities	$7.4	$7.6
Operating lease liabilities, long-term	48.7	51.5
Total operating lease liabilities	$56.1	$59.1

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Three Months Ended
	September
	2022	2021
Cash paid for operating leases included in operating cash flows	$2.7	$3.0
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	1.4	6.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 2022, the weighted average remaining lease term is 7.9 years, and the weighted average discount rate is 4.4%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2023	$3.9
2024	10.3
2025	9.0
2026	8.8
2027	8.1
Thereafter	28.1
Total future minimum operating lease payments	68.2
Less: interest	(12.1)
Total lease liabilities	$56.1

9. Balance Sheet Components

Other accrued liabilities consisted of the following (in millions):

	September	June
	2022	2022
Customer obligations	$73.0	$88.6
Inventory obligations	12.2	14.1
Operating lease liabilities	7.4	7.6
Other	35.6	35.0
	$128.2	$145.3

Other long-term liabilities consisted of the following (in millions):

	September	June
	2022	2022
Operating lease liabilities, long-term	$48.7	$51.5
Deferred tax liability	57.6	52.6
Income taxes payable, long-term	34.4	29.1
Other	18.9	19.4
	$159.6	$152.6

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Any infringement claims, with or without merit, could result in significant litigation costs and diversion of management and financial resources, including the payment of damages, which could have a material adverse effect on our business, financial condition, and results of operations.

11. Debt

Senior Notes

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 99 months. The total interest expense recorded on the Senior Notes during the three months ended September 2022 and September 2021was $4.1 million in each period.

Revolving Credit Facility

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of September 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the Company and specified subsidiaries and other specific items. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of September 2022, we remain in compliance with the restrictive covenants.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense recorded on the Term Loan Facility during the three months ended September 2022 was $6.9 million.

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

12. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	September
	2022	2021
Cost of revenue	$1.1	$1.0
Research and development	14.0	20.8
Selling, general, and administrative	17.5	13.8
Total	$32.6	$35.6
Income tax benefit on share-based compensation	$(3.8)	$(5.3)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended
	September
	2022	2021
Cost of revenue	$—	$—
Research and development	1.5	11.8
Selling, general, and administrative	0.6	2.6
Total	$2.1	$14.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards, performance shares, PSUs, and other stock-based awards. The 2019 Incentive Plan has been amended and restated, and the cumulative number of shares approved by stockholders is 5,288,000 as of October 25, 2022. The 2019 ESPP authorizes the Company to provide eligible employees with an opportunity to acquire an equity interest in the Company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 2022	31,185	$61.50
Exercised	(3,808)	88.53
Balance as of September 2022	27,377	57.75	$1.2

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2022 of $100.95.

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

RSU activity was as follows:

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	1,220,573
Granted	627,743
Delivered	(369,306)
Forfeited	(24,178)
Balance as of September 2022	1,454,832	$146.9

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2022 of $100.95.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 106,071 shares valued at $13.8 million were withheld to meet statutory tax withholding requirements.

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

For MSU awards granted in fiscal 2023, performance is measured based on our achievement of a specified level of total stockholder return, or TSR, relative to the TSRs of each company in the Russell 2000 Index. The potential payout ranges from 0% to 300% of the target grant quantity based on our TSR performance relative to the TSRs of each company in the Russell 2000 Index. No payout will occur if our TSR performance falls below the 25th percentile of the TSRs of each company in the Russell 2000 Index, and a 300% payout will occur if our TSR performance exceeds the 80th percentile of the TSRs of each company in the Russell 2000 Index. Performance payouts between the 25th and 80th percentiles will be determined on a linear basis with performance at the 50th percentile equal to 100% of target.

For MSU awards granted in fiscal 2023, the first tranche and the second tranche can payout up to 300%, and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	251,974
Granted	145,526
Delivered	(144,831)
Balance as of September 2022	252,669	$25.5

The aggregate intrinsic value was determined using the closing price of our common stock on September 2022 of $100.95.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award. Of the shares delivered, 75,831 shares valued at $10.3 million were withheld to meet statutory tax withholding requirements.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $38.7 million as of September 2022, which will be recognized over a weighted average period of approximately 1.2 years.

Performance Stock Units

Our 2019 Incentive Plan, our 2010 Incentive Plan and our 2019 Inducement Equity Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSU awards to our executive officers and other key management team members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which, generally, are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU award. Generally, PSU awards have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of performance relative to predefined performance criteria (for PSU awards granted in fiscal 2023 and prior to fiscal 2022 the performance criteria is based on non-GAAP earnings per share, for PSU awards granted in fiscal 2021 the performance criteria is based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses). For our fiscal 2023 PSU awards, the potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results equals greater than 65% of the target with a maximum payout achieved at 135% of target.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	257,903
Awarded	192,964
Released	(112,070)
Forfeited	(3,904)
Balance as of September 2022	334,893	$33.8

The aggregate intrinsic value was determined using the closing price of our common stock on September 23, 2022 of $100.95.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award. Of the shares delivered, 52,678 shares valued at $7.3 million were withheld to meet statutory tax withholding requirements.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $30.0 million as of September 2022, which will be recognized over a weighted average period of approximately 1.1 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units to certain non-officer employees in October 2019 and there have been no subsequent phantom stock unit grants. Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date, with the final vesting occurring on October 31, 2022. We recognize compensation expense for phantom stock units on a straight-line basis for each tranche of each award based on the average closing price of our common stock over the thirty calendar days ended prior to each balance sheet date. The outstanding phantom stock units had a fair value of $112.12 per unit at September 2022 and our accrued liability for such units was $17.5 million.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2022	176,097
Paid	-
Forfeited	(2,178)
Balance as of September 2022	173,919

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three months ended September 2022 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	88,210
Weighted average purchase price	$92.52
Cash received	$9.6
Aggregate intrinsic value	$1.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The provision for income taxes of $39.1 million and $5.9 million for the three months ended September 2022 and September 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 2022 diverged from the combined U.S. federal and state statutory tax rate primarily due to the impact of tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits. The effective tax rate for the three months ended September 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $8.4 million during the three months ended September 2022, to $38.2 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 2022 were $2.6 million; this balance increased by $0.1 million compared to June 2022. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

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

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September
	2022	2021
China	$114.5	$135.1
Taiwan	180.7	119.6
Japan	106.3	91.6
Other	36.6	16.4
South Korea	5.6	8.2
United States	4.4	1.8
	$448.1	$372.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended
	September
	2022	2021
IoT product applications	$342.7	$205.7
PC product applications	65.2	88.6
Mobile product applications	40.2	78.4
	$448.1	$372.7

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2022	2021
Customer A	13%	12%
Customer B	*	11%

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September	June
	2022	2022

Customer A	18%	17%
Customer B	13%	15%

15. Comprehensive Income

Our comprehensive income generally consists of unrealized gains or losses on our available-for-sale securities. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

16. Restructuring Activities

During fiscal 2022, we initiated various strategic restructuring actions primarily intended to reduce costs, gain synergies from our recent acquisitions and align our business in response to market conditions. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of income. As of September 2022, all of the restructuring actions initiated during fiscal 2022 are complete.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Three Months Ended
	September 2022	September 2021
Balance, beginning of period	$1.4	$0.2
Charges	-	1.4
Payments	(1.2)	(0.4)
Balance, end of period	$0.2	$1.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 24, 2022 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the IoT product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for IoT product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

Although many of the restrictions and other containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back, ongoing surges of COVID-19 and its variants have resulted in a variety of responses in the many geographic locations in which we do business, from no actions taken to the re-imposition of lockdowns and containment measures designed to mitigate or reduce the rapid spread of COVID-19 and its variants.

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

To date, we have not incurred significant disruptions to our business or a materially negative impact on our consolidated results of operations and financial condition from the COVID-19 outbreak and continue to believe our business will not be severely impacted as steps continue to be taken globally to mitigate the spread and vaccinate large portions of the population. However, if more infectious COVID-19 variants become resistant to the existing vaccines, we, our customers, and our suppliers could experience renewed and sustained business disruption.

We will continue to evaluate the impact to our business, consolidated results of operations, and financial condition and may take actions that we deem necessary or appropriate to respond to the ongoing pandemic.

Overview

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions changing the way humans engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. We believe our results to date reflect the combination of our customer focus and the strength of our intellectual property and our engineering know-how, which allow us to develop or engineer products that meet the demanding design specifications of our Original Equipment Manufacturers, or OEMs.

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

Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses and gain efficiencies from our recent acquisitions. These headcount related costs were in cost of revenue, research and development, and selling, general and administrative expenses. See Note 16 Restructuring Activities to the consolidated financial statements contained elsewhere in this Report.

Interest and other expense, net, primarily reflects interest expense on our Senior Notes (as defined herein), Term Loan Facility (as defined herein) and revolving line of credit as well as the amortization of debt issuance costs and discount on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Acquisitions

DSP Group, Inc.

In fiscal 2022, we acquired all of the equity of DSP Group, Inc, or DSPG, for $22.00 per share of common stock, a total purchase consideration of $543.3 million.

We financed the transaction through a combination of cash on hand and Term Loan Facility under our existing senior credit facility.

The results of DSPG are included in our condensed consolidated financial statements for the periods from December 3, 2021.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 2022, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

Trends and Uncertainties

Current Economic Conditions

As many central banks continue to raise interest rates to combat inflation, the potential for global recession also rises. This threat of global recession appears to be driving increased caution in our customer base. During the quarter, we began to experience reduced customer demand combined with customer requests to delay orders. We are cautiously optimistic, and we believe that the demand slowdown is temporary, but if we do slip into a global recession, the rebound in demand may take longer than we currently anticipate. Further, the increase in interest rates will push up our borrowing costs on our variable rate Term Loan Facility, driving an increase in interest costs in future accounting periods and potentially limiting our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September
	2022	2021	$ Change	% Change
IoT product applications	$342.7	$205.7	$137.0	66.6%
PC product applications	65.2	88.6	(23.4)	(26.4%)
Mobile product applications	40.2	78.4	(38.2)	(48.7%)
Net revenue	448.1	372.7	75.4	20.2%
Gross margin	255.7	198.1	57.6	29.1%
Operating expenses:
Research and development	89.5	86.1	3.4	3.9%
Selling, general, and administrative	44.7	41.6	3.1	7.5%
Acquired intangibles amortization	9.5	8.4	1.1	13.1%
Restructuring costs	—	1.4	(1.4)	(100.0%)
Operating income	112.0	60.6	51.4	84.8%
Interest and other expense, net	(8.3)	(5.9)	(2.4)	(40.7%)
Loss on redemption of convertible notes	—	(8.1)	8.1	100.0%
Income before provision for income taxes	103.7	46.6	57.1	122.5%
Provision for income taxes	39.1	5.9	33.2	562.7%
Equity investment loss	—	0.5	(0.5)	(100.0%)
Net income	$64.6	$40.2	$24.4	60.7%

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September		Increase/
	2022	2021	(Decrease)
IoT product applications	76.5%	55.2%	21.3%
PC product applications	14.5%	23.8%	(9.3%)
Mobile product applications	9.0%	21.0%	(12.0%)
Net revenue	100.0%	100.0%	0.0%
Gross margin	57.1%	53.2%	3.9%
Operating expenses:
Research and development	20.0%	23.1%	(3.1%)
Selling, general, and administrative	10.0%	11.2%	(1.2%)
Acquired intangibles amortization	2.1%	2.3%	(0.2%)
Restructuring costs	0.0%	0.4%	(0.4%)
Operating income	25.0%	16.3%	8.7%
Interest and other expense, net	(1.9%)	(1.6%)	(0.3%)
Loss on redemption of convertible notes	0.0%	(2.2%)	2.2%
Income before provision for income taxes	23.1%	12.5%	10.6%
Provision for income taxes	8.7%	1.6%	7.1%
Equity investment loss	0.0%	0.1%	(0.1%)
Net income	14.4%	10.8%	3.6%

Net Revenue

Net revenue was $448.1 million for the three months ended September 2022, compared with $372.7 million for the three months ended September 2021, an increase of $75.4 million, or 20.2%. Of this net revenue, $342.7 million, or 76.5%, was from IoT product applications, $65.2 million, or 14.5%, was from PC product applications, and $40.2 million, or 9.0%, was from Mobile product applications. The increase in net revenue for the three months ended September 2022 was primarily attributable to an increase in net revenue from IoT, offset by a decrease in net revenue from PC and mobile product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 59.2%) as well as higher average selling prices (which increased 4.5%) due to product sales mix. Net revenue from PC product applications decreased due to a decline in units sold related to certain end customers' decline in demand and desire to decrease their inventory holdings (which decreased 39.6%) and partially offset by higher average selling prices (which increased 21.7%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 64.9%) as demand broadly softened for our products in the mobile market, partially offset by higher average selling prices (which increased 46.3%).

Gross Margin

Gross margin as a percentage of net revenue was 57.1%, or $255.7 million, for the three months ended September 2022, compared with 53.2%, or $198.1 million, for the three months ended September 2021. The 390-basis point increase in gross margin for the three months ended September 2022, was due to an overall favorable product mix and an increase in average sales prices partially offset by a $6.6 million increase in acquired intangibles amortization included in cost of revenue.

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

Operating Expenses

Research and Development Expenses. Research and development expenses increased $3.4 million to $89.5 million for the three months ended September 2022, compared with $86.1 million for the three months ended September 2021. The increase in research and development expenses were primarily driven by an increase in payroll and other employee related costs of $7.2 million, which includes costs associated with research and development headcount from our DSPG acquisition, which closed December 2, 2021, a $1.6 million increase in new product development activities, partially offset by a $6.9 million decrease in share-based compensation costs primarily related to a decrease in our stock price reducing the accrued expense associated with cash settled phantom stock awards during the first quarter of fiscal 2023 compared to the same period a year ago.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.1 million to $44.7 million for the three months ended September 2022, compared with $41.6 million for the three months ended September 2021. The increase in selling, general, and administrative expenses primarily reflected a $3.7 million increase in share-based compensation costs primarily related to an increase in granted stock awards and grant date valuation partially offset by a decrease in our stock price during the first quarter of fiscal 2023 compared to the same period a year ago which impacted the expense associated with our phantom stock units and related accrual and an increase in payroll and variable compensation costs of $0.7 million.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 7 Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net increased by $2.4 million to $8.3 million for the three months ended September 2022, as compared to $5.9 million for the three months ended September 2021.

The increase in interest and other expense, net, is primarily due to interest and amortization of debt issuance costs on the $400.0 million principal amount of Senior Notes issued in March 2021 and the $600 million incremental term loan facility executed in December 2021, partially offset by lower interest and amortization of debt issuance costs and discount on the convertible notes which were fully redeemed in the first quarter of fiscal 2022.

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

The provision for income taxes of $39.1 million and $5.9 million for the three months ended September 2022 and September 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 2022, diverged from the combined U.S. federal and state statutory tax rate primarily due to the impact of tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits. The effective tax rate for the three months ended September 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI.

Liquidity and Capital Resources

Our cash and cash equivalents were $867.8 million as of September 2022, compared with $824.0 million as of June 2022, representing an increase of $43.8 million. The increase primarily reflected $31.4 million used for payroll taxes on the delivery of the underlying shares for Restricted Stock Units, or RSUs, Market Stock Units, or MSUs and Performance Stock Units, or PSUs, $6.2 million for the purchase of property and equipment, $13.4 million for repurchases of our common stock, offset by proceeds from maturities of our short-term investments of $7.7 and $78.5 million of net cash provided by operating activities.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of September 2022, $741.9 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate these funds without impacting our tax provision.

Cash Flows from Operating Activities. Operating activities during the three months ended September 2022 generated $78.5 million compared with $58.3 million net cash generated during the three months ended September 2021. For the three months ended September 2022, the primary operating activities were adjustments for non-cash charges of $80.7 million and a net change in operating assets and liabilities of $66.8 million. The net change in operating assets and liabilities was primarily attributable to a $9.7 million increase in inventories, offset by a $37.7 million decrease in accounts receivable, a $17.6 million decrease in accounts payable, a $38.2 million decrease in accrued compensation and a decrease of $38.9 million in income taxes payable and other accrued liabilities.

During the three months ended September 2022, our days sales outstanding was 57 days compared to 65 days at the same period a year ago. Our annual inventory turns decreased from seven to four over the same time period.

Cash Flows from Investing Activities. Cash provided by investing activities during the three months ended September 2022 was $2.3 million compared with $4.7 million cash used by investing activities during the three months ended September 2021. Net cash provided by investing activities for the three months ended September 2022 consisted of $7.7 million proceeds from the maturities of investments, partially offset by $6.2 million for purchases of property and equipment.

Cash Flows from Financing Activities. Cash used in financing activities for the three months ended September 2022 was $35.0 million compared with $542.1 million used by financing activities for the three months ended September 2021. Net cash used by financing activities for the three months ended September 2022 consisted of $8.5 million proceeds from issuance of shares, offset by $31.4 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs, and $13.4 million used to repurchase our common stock.

Common Stock Repurchase Program. As of September 2022, our board has cumulatively authorized $1.8 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 2022, we purchased 28,244,252 shares of our common stock in the open market for an aggregate cost of $707.9 million. During three months ended September 2022, we repurchased 119,631 shares of our common stock. As of September 2022, the remaining available authorization under our common stock repurchase program was $564.0 million.

Senior Notes

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of September 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of September 2022, we remain in compliance with the restrictive covenants.

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

Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, anticipated cash flows from financing activities, and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, including acquisitions, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the effectiveness of vaccines on variants of

COVID-19, including the deployment of those vaccines to help reduce the length, duration and severity of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not currently anticipate the need to remit undistributed earnings of our foreign subsidiaries to meet our working capital and other cash requirements, but if we did remit such earnings, we may be required to pay certain state and foreign taxes to repatriate these funds, which would impact our cash flows.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 2022 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,261.3	$31.9	$95.0	$94.0	$1,040.4
Leases	68.2	3.9	19.3	16.9	28.1
Purchase obligations and other commitments (2)	227.5	93.5	115.0	19.0	—
Total	$1,557.0	$129.3	$229.3	$129.9	$1,068.5

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $38.2 million. As of September 2022, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 24, 2022, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Although many of the restrictions and containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back, some of our employees continue to work from home, or on a hybrid basis. Established business continuity plans were initiated in order to mitigate the impact to our control environment, operating procedures, data, and internal controls. The design of our processes and controls allows for remote execution with accessibility to secure data.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of September 24, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our CEO and CFO, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022 for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.8 billion for our common stock repurchase program, which expires at the end of July 2025. As of September 2022, the remaining amount authorized for the repurchase of our common stock was $564.0 million. During the three-month period ended September 2022, repurchases under our common stock repurchase program were as follows:

			Total	Maximum Dollar
			Number of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
June 26, 2022 - July 25, 2022	-	-	-	-
July 26, 2022 - August 25, 2022	-	-	-	-
August 26, 2022 - September 24, 2022	119,631	$111.47	119,631	$564,016,000
Total	119,631

ITEM 6. EXHIBITS

10.1	Amended and Restated 2019 Equity and Incentive Compensation Plan (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 27, 2022.)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 3, 2022	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: November 3, 2022	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer