Form 10-Q
period 2022-12-24
SYNAPTICS Inc
filed 2023-02-02
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2022

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

As of January 26, 2023, the Company had 39,395,760 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 24, 2022

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December	June
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$818.8	$824.0
Short-term investments	40.1	52.0
Accounts receivable, net	255.0	322.1
Inventories, net	177.5	169.7
Prepaid expenses and other current assets	32.6	35.6
Total current assets	1,324.0	1,403.4
Property and equipment at cost, net of accumulated depreciation of $128.7 and $122.8 at December 2022 and June 2022, respectively	65.9	62.9
Goodwill	816.4	806.6
Acquired intangibles, net	333.7	390.0
Right-of-use assets	53.0	61.2
Non-current other assets	132.3	134.0
	$2,725.3	$2,858.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82.7	$141.8
Accrued compensation	37.2	90.6
Income taxes payable	60.3	79.7
Other accrued liabilities	113.1	145.3
Current portion of long-term debt	6.0	6.0
Total current liabilities	299.3	463.4
Long-term debt	973.9	975.7
Other long-term liabilities	151.7	152.6
Total liabilities	1,424.9	1,591.7
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 68,459,485 and 67,745,800 shares issued, and 39,581,687 and 39,621,179 shares outstanding, at December 2022 and June 2022, respectively	0.1	0.1
Additional paid-in capital	945.7	924.1
Treasury stock: 28,877,798 and 28,124,621 common shares at December 2022 and June 2022, respectively, at cost	(769.0)	(694.5)
Accumulated other comprehensive loss	(1.5)	(1.8)
Retained earnings	1,125.1	1,038.5
Total stockholders' equity	1,300.4	1,266.4
	$2,725.3	$2,858.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
Net revenue	$353.1	$420.5	$801.2	$793.2
Cost of revenue	166.4	195.4	358.8	370.0
Gross margin	186.7	225.1	442.4	423.2
Operating expenses:
Research and development	89.3	88.9	178.8	175.0
Selling, general, and administrative	42.4	44.3	87.1	85.9
Acquired intangibles amortization	8.9	9.2	18.4	17.6
Restructuring costs	-	5.1	-	6.5
Total operating expenses	140.6	147.5	284.3	285.0
Operating income	46.1	77.6	158.1	138.2
Interest and other expense, net	(6.7)	(5.7)	(15.0)	(11.6)
Loss on redemption of convertible notes	-	-	-	(8.1)
Income before provision for income taxes and equity investment loss	39.4	71.9	143.1	118.5
Provision for income taxes	17.4	2.0	56.5	7.9
Equity investment loss	-	0.4	-	0.9
Net income	$22.0	$69.5	$86.6	$109.7
Net income per share:
Basic	$0.55	$1.76	$2.18	$2.85
Diluted	$0.55	$1.71	$2.14	$2.70
Shares used in computing net income:
Basic	39.8	39.4	39.8	38.5
Diluted	40.2	40.7	40.5	40.7

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
Net income	$22.0	$69.5	$86.6	$109.7
Other comprehensive income (loss), net of tax
Unrealized income (loss) on available-for-sale-securities	0.4	(0.1)	0.3	(0.1)
Comprehensive income	$22.4	$69.4	$86.9	$109.6

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	64.6	64.6
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	483,713	—	8.5	—	—	—	8.5
Payroll taxes for deferred stock units	—	—	(31.4)	—	—	—	(31.4)
Common stock repurchased	—	—	—	(13.4)	—		(13.4)
Share-based compensation	—	—	30.5	—	—	—	30.5
Balance at September 2022	68,229,513	0.1	931.7	(707.9)	(1.9)	1,103.1	1,325.1
Net income	—	—	—	—		22.0	22.0
Other comprehensive income	—	—	—	—	0.4	—	0.4
Issuance of common stock for share-based award compensation plans	229,972	—	0.3	—	—	—	0.3
Payroll taxes for deferred stock units	—	—	(17.7)	—	—	—	(17.7)
Common stock repurchased	—	—	—	(61.1)	—	—	(61.1)
Share-based compensation	—	—	31.4	—	—	—	31.4
Balance at December 2022	68,459,485	$0.1	$945.7	$(769.0)	$(1.5)	$1,125.1	$1,300.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$—	$781.0	$967.2
Net income	—	—	—	—	—	40.2	40.2
Other comprehensive income	—	—	—	—	—	—	—
Issuance of common stock for share-based award compensation plans	384,866	—	7.8	—	—	—	7.8
Payroll taxes for deferred stock units	—	—	(27.7)	—	—	—	(27.7)
Redemption of convertible debt	—	—	(518.2)	510.9	—	—	(7.3)
Share-based compensation	—	—	21.2	—	—	—	21.2
Balance at September 2021	67,347,872	0.1	874.6	(694.5)	—	821.2	1,001.4
Net income	—	—	—	—	—	69.5	69.5
Other comprehensive income	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	295,796	—	0.8	—	—	—	0.8
Payroll taxes for deferred stock units	—	—	(35.8)	—	—	—	(35.8)
Share-based compensation attributable to acquisition	—	—	1.7	—	—	—	1.7
Share-based compensation	—	—	26.4	—	—	—	26.4
Balance at December 2021	67,643,668	$0.1	$867.7	$(694.5)	$(0.1)	$890.7	$1,063.9

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December
	2022	2021
Cash flows from operating activities
Net income	$86.6	$109.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	61.9	47.6
Depreciation and amortization	12.6	11.6
Acquired intangibles amortization	65.2	54.4
Loss on redemption of convertible notes	—	8.1
Deferred taxes	(11.0)	(6.2)
Amortization of right-of-use assets	5.1	5.0
Amortization of debt discount and issuance costs	1.4	2.1
Amortization of cost of development services	5.0	5.0
Provision for inventory excess and obsolescence	(1.1)	(9.0)
Other	0.6	(0.1)
Equity investment loss	—	0.9
Foreign currency remeasurement loss	1.3	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	69.3	(70.9)
Inventories	(6.7)	(19.7)
Prepaid expenses and other current assets	(1.7)	(12.5)
Other assets	10.2	(5.1)
Accounts payable	(62.1)	29.8
Accrued compensation	(54.2)	(18.9)
Income taxes payable	(6.6)	(6.6)
Other accrued liabilities	(47.3)	55.1
Net cash provided by operating activities	128.5	180.7
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(15.5)	(512.2)
Proceeds from maturities of investments	11.9	0.6
Receipt of liquidation payment on equity investment	0.8	—
Other	0.2	—
Purchase of intangible assets	(0.9)	—
Purchases of property and equipment	(15.3)	(13.2)
Net cash used in investing activities	(18.8)	(524.8)
Cash flows from financing activities
Payment for redemption of convertible notes	—	(505.6)
Proceeds from term loan	—	600.0
Payment of debt issuance costs	—	(11.2)
Proceeds from issuance of shares	8.8	8.6
Payroll taxes for deferred stock and market stock units	(49.1)	(63.5)
Repurchases of common stock	(74.5)	—
Repayment of debt	(3.0)	—
Refundable deposit paid to vendor	—	(16.6)
Return of deposit received from vendor	2.8	—
Net cash provided by (used in) financing activities	(115.0)	11.7
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.1)
Net decrease in cash and cash equivalents	(5.2)	(333.5)
Cash and cash equivalents, beginning of period	824.0	836.3
Cash and cash equivalents, end of period	$818.8	$502.8

Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$72.3	$15.8
Cash paid for interest	$21.5	$8.3
Supplemental disclosures of non-cash transactions
Purchases of property and equipment in current liabilities	$4.9	$6.0

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

The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2023 and 2022 are 52-week periods ending June 24, 2023 and June 25, 2022, respectively. The fiscal periods presented in this report are 13-week periods ended December 24, 2022, and December 25, 2021, respectively.

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

Business Combinations

On October 25, 2022, we acquired all of the outstanding shares of Emza Visual Sense Ltd., or Emza. Our condensed consolidated financial statements include the operating results of Emza for the period from the date of the closing of the acquisition through the second quarter of fiscal year 2023. We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations to account for this transaction. Refer to “Note 4. Acquisitions” for further discussion of the transaction.

Recently Issued Accounting Pronouncement Pending Adoption

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities” which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. This standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. We are currently evaluating the timing of adoption and impact, if any, of this new standard on our consolidated financial statements.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material bad debt charges recorded on accounts receivable. There were $1.3 million and $1.2 million in contract assets recorded on our condensed consolidated balance sheets as of December 2022 and June 2022, respectively. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $27.3 million and $40.8 million, respectively, as of December 2022 and $27.3 million and $61.3 million, respectively, as of June 2022. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10 Balance Sheet Components. During the six months ended December 2022 and December 2021, we recognized $2.8 million and $3.3 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each such fiscal year.

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15 Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
Numerator:
Net income	$22.0	$69.5	$86.6	$109.7
Denominator:
Shares, basic	39.8	39.4	39.8	38.5
Effect of dilutive share-based awards and convertible notes	0.4	1.3	0.7	2.2
Shares, diluted	40.2	40.7	40.5	40.7
Net income per share:
Basic	$0.55	$1.76	$2.18	$2.85
Diluted	$0.55	$1.71	$2.14	$2.70

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

Dilutive net income per share amounts do not include the potential weighted average effect of 1,092,428 and 12,987 shares of common stock related to certain share-based awards that were outstanding during the three months ended December 2022 and December 2021, respectively, and 640,047 and 10,209 shares of common stock related to certain share-based awards that were outstanding during six months ended December 2022 and December 2021, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Acquisitions

On October 25, 2022, we acquired all of the outstanding shares of Emza, a developer of ultra-low-power artificial intelligence visual sensing solutions, for total purchase consideration of $15.8 million. The purchase price was attributed to $0.3 million cash acquired, $8.0 million of intangible assets, $9.8 million of goodwill and $2.3

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

million net liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of Emza is not deductible for income tax purposes. Pro forma results of operations for this acquisition has not been presented because they are not material to our consolidated results of operations, either individually or in the aggregate.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December	June
	2022	2022
Raw materials and work-in-progress	$84.1	$92.2
Finished goods	93.4	77.5
	$177.5	$169.7

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

6. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at December 2022 and June 2022 (in millions):

	December 2022
	Amortized Cost	Gross unrealized gain (loss)	Fair Value
Cash	$321.4	$-	$321.4
Cash equivalents:
Money market funds	440.0	-	440.0
Certificates of deposit	57.4	-	57.4
Total cash and cash equivalents	$818.8	$-	$818.8
Short-term investments:
Certificates of deposit	$1.1	$-	$1.1
Corporate debt securities	35.8	(1.6)	34.2
Municipal bonds	4.9	(0.1)	4.8
Total short-term investments	$41.8	$(1.7)	$40.1

	June 2022
	Amortized Cost	Gross unrealized gain (loss)	Fair Value
Cash	$811.9	$-	$811.9
Cash equivalents:
Money market funds	12.1	-	12.1
Total cash and cash equivalents	$824.0	$-	$824.0
Short-term investments:
Certificates of deposit	$2.4	$-	$2.4
Corporate debt securities	43.7	(1.9)	41.8
Municipal bonds	7.9	(0.1)	7.8
Total short-term investments	$54.0	$(2.0)	$52.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table classifies our short-term investments by contractual maturities (in millions):

	December 2022		June 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$18.5	$18.2	$21.0	$20.4
Due between 1 year to 5 years	23.3	21.9	33.0	31.6
	$41.8	$40.1	$54.0	$52.0

7. Fair Value Measurements

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

At December 2022 and June 2022, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	December 2022
	Level 1	Level 2	Level 3	Total (1)
Assets:
Cash equivalents:
Money market funds	$440.0	$-	$-	$440.0
Certificates of deposit	-	57.4	-	57.4
Short-term investments:
Certificates of deposit	-	1.1	-	1.1
Corporate debt securities	-	34.2	-	34.2
Municipal bonds	-	4.8	-	4.8
Total assets	$440.0	$97.5	$-	$537.5

(1) Excludes $321.5 million in cash held in our bank accounts as of December 2022.

	June 2022
	Level 1	Level 2	Level 3	Total (1)
Assets:
Cash equivalents:
Money market funds	$12.1	$-	$-	$12.1
Short-term investments:
Certificates of deposit	-	2.4	-	2.4
Corporate debt securities	-	41.8	-	41.8
Municipal bonds	-	7.8	-	7.8
Total assets	$12.1	$52.0	$-	$64.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Excludes $811.9 million in cash held in our bank accounts as of June 2022.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the Senior Notes and Term Loan Facility, as defined in Note 12 Debt. The estimated fair value of the Senior Notes and Term Loan Facility was determined based on the trading price of the Senior Notes and Term Loan Facility as of the last day of trading for the period. We consider the fair value of the Senior Notes and Term Loan Facility to be a Level 2 measurement as they are not actively traded in markets.

The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	December 2022		June 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$395.3	$339.0	$395.0	$326.9
Term Loan Facility due 2028	584.6	574.0	586.7	$575.0
	$979.9	$913.0	$981.7	$901.9

8. Acquired Intangibles and Goodwill

Goodwill

The following table represents the change in our goodwill balance for the six and twelve month periods ended December 2022 and June 2022, respectively (in millions):

	December 2022	June 2022
Beginning balance	$806.6	$570.0
Acquisition activity	9.8	236.6
Ending balance	$816.4	$806.6

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		December 2022			June 2022
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(130.3)	$101.6	$232.1	$(109.3)	$122.8
Customer relationships	4.1	158.2	(101.4)	56.8	170.5	(99.7)	70.8
Wireless connectivity technology	5.7	128.0	(45.0)	83.0	128.0	(33.8)	94.2
Video interface technology	3.0	82.0	(66.0)	16.0	82.0	(52.4)	29.6
Human presence detection technology	5.0	5.2	(0.2)	5.0	—	—	—
Licensed technology and other	4.4	10.8	(8.5)	2.3	9.9	(7.5)	2.4
Patents	8.0	4.4	(4.0)	0.4	4.4	(3.7)	0.7
Tradename	4.4	5.8	(4.2)	1.6	5.8	(3.3)	2.5
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles totals	4.9	$693.3	$(359.6)	$333.7	$699.7	$(309.7)	$390.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The total amortization expense for the acquired intangible assets was $32.2 million and $29.2 million for the three months ended December 2022 December 2021, respectively, and $65.2 million and 54.4 million for the six months ended December 2022 and December 2021, respectively.

During the three months ended December 2022 and December 2021, $23.3 million and $19.9 million, respectively, and $46.8 million and $36.8 million for the six months ended December 2022 and December 2021, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

9. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2034, some of which include options to extend the lease for up to seven years. For the six months ended December 2022 and December 2021, we recorded approximately $6.3 million and $5.7 million, respectively, of operating leases expense. Our short-term leases are immaterial.

As of December 2022 and June 2022, the components of leases are as follows (in millions):

	December	June
	2022	2022
Operating lease right-of-use assets	$53.0	$61.2
Operating lease liabilities	$7.8	$7.6
Operating lease liabilities, long-term	45.3	51.5
Total operating lease liabilities	$53.1	$59.1

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Six Months Ended
	December
	2022	2021
Cash paid for operating leases included in operating cash flows	$6.2	$5.4
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$6.7	$17.6

As of December 2022, the weighted average remaining lease term is 7.5 years, and the weighted average discount rate is 5.1%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2023	$2.5
2024	11.2
2025	9.8
2026	8.3
2027	7.3
Thereafter	26.0
Total future minimum operating lease payments	65.1
Less: interest	(12.0)
Total lease liabilities	$53.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Balance Sheet Components

Accounts receivable, net, consisted of the following (in millions):

	December	June
	2022	2022
Accounts receivable	$261.1	$328.1
Less: Allowance for doubtful accounts	(6.1)	(6.0)
	$255.0	$322.1

Other accrued liabilities consisted of the following (in millions):

	December	June
	2022	2022
Customer obligations	$68.3	$88.6
Inventory obligations	8.6	14.1
Operating lease liabilities	7.8	7.6
Other	28.4	35.0
	$113.1	$145.3

Other long-term liabilities consisted of the following (in millions):

	December	June
	2022	2022
Operating lease liabilities, long-term	$45.3	$51.5
Deferred tax liability	48.1	52.6
Income taxes payable, long-term	41.2	29.1
Other	17.1	19.4
	$151.7	$152.6

11. Indemnifications and Contingencies

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

12. Debt

Senior Notes

On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an indenture, dated as of March 11, 2021, or the Indenture, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense recorded on the Senior Notes during the three and six months ended December 2022 was $4.0 million and $8.0 million, respectively.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of December 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the Company and specified subsidiaries and other specific items. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of December 2022, we remain in compliance with the restrictive covenants.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense recorded on the Term Loan Facility during the three and six months ended December 2022 was $7.7 million and $14.2 million, respectively.

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

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate was equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which was the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement (as defined in the Convertible Notes Indenture) with a Specified Dollar Amount (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we settled or redeemed the remaining outstanding Convertible Notes for $505.6 million in cash representing the principal amount outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million which is included in Interest and other expense, net, on our condensed consolidated statements of income included elsewhere in this report.

13. Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
Cost of revenue	$1.0	$1.3	$2.1	$2.3
Research and development	13.4	18.6	27.4	39.4
Selling, general, and administrative	15.6	16.7	33.1	30.5
Total	$30.0	$36.6	$62.6	$72.2
Income tax benefit on share-based compensation	$(4.1)	$(11.4)	$(7.9)	$(16.7)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
Cost of revenue	$—	$0.1	$-	$0.1
Research and development	(1.2)	8.4	0.3	20.2
Selling, general, and administrative	(0.2)	1.7	0.4	4.3
Total	$(1.4)	$10.2	$0.7	$24.6

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 2022	31,185	$61.51
Exercised	(7,019)	81.50
Expired	(299)	89.30
Balance as of December 2022	23,867	55.30	$0.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2022 of $94.15.

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

RSUs granted generally vest ratably over three to four years from the vesting commencement date.

RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	1,220,573
Granted	717,776
Delivered	(484,856)
Forfeited	(52,122)
Balance as of December 2022	1,401,371	$131.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2022 of $94.15.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 146,614 shares valued at $17.7 million were withheld to meet statutory tax withholding requirements.

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

For outstanding MSU awards granted prior to fiscal 2021, performance is measured based on our achievement of a specified level of TSR relative to the TSR of the S&P Semiconductor Select Industry Index, or SPSISC Index. The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to SPSISC Index TSR. For MSU awards vesting over three years, the payout for the first tranche and the second tranche will not exceed 100% and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche. For MSUs vesting over four years, the payout for the first tranche, the second tranche and the third tranche will not exceed 100% and the payout for the fourth tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the four-year performance period, less shares issued for the first tranche, the second tranche and the third tranche.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	251,974
Granted	270,342
Delivered	(304,334)
Balance as of December 2022	217,982	$20.5

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2022 of $94.15.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the MSU award. Of the shares delivered, 159,379 shares valued at $18.5 million were withheld to meet statutory tax withholding requirements.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $33.5 million as of December 2022, which will be recognized over a weighted average period of approximately 1.2 years.

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

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	257,903
Awarded	265,446
Released	(250,118)
Forfeited	(5,359)
Balance as of December 2022	267,872	$25.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate intrinsic value was determined using the closing price of our common stock on December 23, 2022 of $94.15.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award. Of the shares delivered, 114,859 shares valued at $12.9 million were withheld to meet statutory tax withholding requirements.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $46.4 million as of December 2022, which will be recognized over a weighted average period of approximately 1.1 years.

Phantom Stock Units

The 2019 Incentive Plan authorizes the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units to certain non-officer employees in October 2019 and there have been no subsequent phantom stock unit grants. Phantom stock units are cash-settled and entitle the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vest over three years, with an annual vesting date of October 31 each year subsequent to the grant date. The final vesting occurred on October 31, 2022, and no phantom stock units remain outstanding under this plan.

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2022	176,097
Paid	(173,436)
Forfeited	(2,661)
Balance as of December 2022	-

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three and six months ended December 2022 were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	88,210
Weighted average purchase price	$92.52
Cash received	$9.6
Aggregate intrinsic value	$1.4

14. Income Taxes

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

The provision for income taxes of $17.4 million and $56.5 million for the three and six months ended December 2022, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and six months ended December 2022 diverged from the combined U.S. federal and state statutory tax rate primarily due to the impact of tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The provision for income taxes of $2.0 million and $7.9 million for the three and six months ended December 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and six months ended December 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI.

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $21.4 million during the six months ended December 2022, to $51.2 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 2022 were $2.7 million; this balance increased by $0.2 million compared to June 2022. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Israel, Japan and the United Kingdom. From fiscal 2016 onward, we remain subject to examination by one or more of these jurisdictions.

15. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the IoT product market, the personal computing, or PC, product market, and the Mobile product market. We sell our products to OEMs and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
China	$131.7	$142.1	$246.2	$277.2
Taiwan	85.2	127.6	265.9	247.1
Japan	90.8	119.5	197.1	211.1
Other	32.3	16.8	68.9	33.3
South Korea	11.5	10.7	17.1	18.9
United States	1.6	3.8	6.0	5.6
	$353.1	$420.5	$801.2	$793.2

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
IoT product applications	$239.3	$261.5	$582.0	$467.2
PC product applications	56.5	82.7	121.7	171.3
Mobile product applications	57.3	76.3	97.5	154.7
	$353.1	$420.5	$801.2	$793.2

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2022	2021	2022	2021
Customer A	11%	13%	10%	12%
Customer B	*	12%	10%	12%

____________________

* Less than 10%

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December	June
	2022	2022

Customer A	16%	17%
Customer B	14%	15%

16. Comprehensive Income

Our comprehensive income generally consists of unrealized gains or losses on our available-for-sale securities. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

17. Restructuring Activities

In prior years, we initiated various strategic restructuring actions primarily intended to reduce costs, gain synergies from our recent acquisitions and align our business in response to market conditions. Restructuring charges were mainly comprised of severance and other one-time termination benefits and were complete by the end of fiscal year 2022. We recorded restructuring related charges of $5.1 million and $6.5 million for the three and six months ended December 2021, respectively. We did not incur any restructuring related charges during the first half of fiscal year 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 24, 2022 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the IoT product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for IoT product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

Although many of the restrictions and other containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back, ongoing surges of COVID-19 and its variants continue, which may result in a variety of responses in the many geographic locations in which we do business, from no actions taken to the re-imposition of lockdowns and containment measures designed to mitigate or reduce the rapid spread of COVID-19 and its variants.

The health and wellbeing of our workforce is our highest priority, and a large number of our workforce has been vaccinated. Many of our employees that worked from home at the onset of COVID-19, or during subsequent lockdowns, have returned full-time or on a hybrid basis to our office environment. For some of those employees that have returned to the office, we continue to adhere to return to work protocols, based on guidance from local and global health organizations and applicable laws and regulations.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. In the past, when supply constraints and capacity shortages have impacted the global semiconductor industry, we have entered into long-term capacity and pricing agreements with some suppliers. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source or a limited number of suppliers to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology; backlog; supplier arrangements; manufacturing, assembly, royalties paid to third-party intellectual property providers and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and the provision for excess and obsolete inventories to cost of revenue.

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

Acquired intangibles amortization, included in operating expenses, consists primarily of amortization of developed technology, customer relationship and tradenames intangible assets recognized under the purchase method for business combinations.

Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses and gain efficiencies from our recent acquisitions. These headcount related costs were in cost of revenue, research and development, and selling, general and administrative expenses. See Note 17 Restructuring Activities to the consolidated financial statements contained elsewhere in this Report.

Interest and other expense, net, primarily reflects interest expense on our Senior Notes (as defined herein), Term Loan Facility (as defined herein) and revolving line of credit as well as the amortization of debt issuance costs and discount on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Acquisitions

Emza

On October 25, 2022, we acquired all of the outstanding shares of Emza for total purchase consideration of $15.8 million, which was paid in cash. The results of Emza are included in our condensed consolidated financial statements for the periods from October 25, 2022.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 2022, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

Trends and Uncertainties

Current Economic Conditions

As many central banks continue to raise interest rates to combat inflation, the potential for global recession also rises. This threat of global recession appears to be driving increased caution in our customer base. During the quarter, we continued to experience reduced demand in some of our product applications as certain customers and channel partners continue to consume their accumulation of inventories, combined with customer requests to delay orders. We are cautiously optimistic, and we continue to believe that the demand slowdown is temporary, but if we do slip into a global recession, the rebound in demand may take longer than we currently anticipate. In addition, although we currently do not believe inflation in the costs of goods and services will have a material impact on our results of operations, it is possible that rising inflation could increase our operating expenses and reduce our net income. Further, rising interest rates have increased our borrowing costs on our variable rate Term Loan Facility, which will continue to drive an increase in interest costs in future accounting periods and potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December				Six Months Ended December
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
IoT product applications	$239.3	$261.5	$(22.2)	(8.5%)	$582.0	$467.2	$114.8	24.6%
PC product applications	56.5	82.7	(26.2)	(31.7%)	121.7	171.3	(49.6)	(29.0%)
Mobile product applications	57.3	76.3	(19.0)	(24.9%)	97.5	154.7	(57.2)	(37.0%)
Net revenue	353.1	420.5	(67.4)	(16.0%)	801.2	793.2	8.0	1.0%
Gross margin	186.7	225.1	(38.4)	(17.1%)	442.4	423.2	19.2	4.5%
Operating expenses:
Research and development	89.3	88.9	0.4	0.4%	178.8	175.0	3.8	2.2%
Selling, general, and administrative	42.4	44.3	(1.9)	(4.3%)	87.1	85.9	1.2	1.4%
Acquired intangibles amortization	8.9	9.2	(0.3)	(3.3%)	18.4	17.6	0.8	4.5%
Restructuring costs	—	5.1	(5.1)	(100.0%)	-	6.5	(6.5)	(100.0%)
Operating income	46.1	77.6	(31.5)	(40.6%)	158.1	138.2	19.9	14.4%
Interest and other expense, net	(6.7)	(5.7)	(1.0)	(17.5%)	(15.0)	(11.6)	(3.4)	(29.3%)
Loss on redemption of convertible notes	—	—	—	0.0%	-	(8.1)	8.1	100.0%
Income before provision for income taxes	39.4	71.9	(32.5)	(45.2%)	143.1	118.5	24.6	20.8%
Provision for income taxes	17.4	2.0	15.4	770.0%	56.5	7.9	48.6	615.2%
Equity investment loss	—	0.4	(0.4)	(100.0%)	-	0.9	(0.9)	(100.0%)
Net income	$22.0	$69.5	$(47.5)	(68.3%)	$86.6	$109.7	$(23.1)	(21.1%)

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December		Increase/	December		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
IoT product applications	67.9%	62.2%	5.7%	72.6%	58.9%	13.7%
PC product applications	15.9%	19.7%	(3.8%)	15.2%	21.6%	(6.4%)
Mobile product applications	16.2%	18.1%	(1.9%)	12.2%	19.5%	(7.3%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	52.9%	53.5%	(0.6%)	55.2%	53.4%	1.8%
Operating expenses:
Research and development	25.3%	21.1%	4.2%	22.3%	22.1%	0.2%
Selling, general, and administrative	12.0%	10.5%	1.5%	10.9%	10.8%	0.1%
Acquired intangibles amortization	2.5%	2.2%	0.3%	2.3%	2.2%	0.1%
Restructuring costs	0.0%	1.2%	(1.2%)	0.0%	0.8%	(0.8%)
Operating income	13.1%	18.5%	(5.4%)	19.7%	17.4%	2.3%
Interest and other expense, net	(1.9%)	(1.4%)	(0.5%)	(1.9%)	(1.5%)	(0.4%)
Loss on redemption of convertible notes	0.0%	0.0%	0.0%	0.0%	(1.0%)	1.0%
Income before provision for income taxes	11.2%	17.1%	(5.9%)	17.9%	14.9%	3.0%
Provision for income taxes	4.9%	0.5%	4.4%	7.1%	1.0%	6.1%
Equity investment loss	0.0%	0.1%	(0.1%)	0.0%	0.1%	(0.1%)
Net income	6.2%	16.5%	(10.3%)	10.8%	13.8%	(3.0%)

Net Revenue

Net revenue was $353.1 million for the three months ended December 2022, compared with $420.5 million for three months ended December 2021, a decrease of $67.4 million, or 16.0%. Of this net revenue, $239.3 million, or 67.9%, was from IoT product applications, $56.5 million, or 15.9%, was from PC product applications, and $57.3 million, or 16.2%, was from Mobile product applications. Revenue decreased in all of our product applications for the three months ended December 2022. Net revenue from IoT product applications decreased as a result of lower average selling prices (which decreased 11.1%) due to product sales mix, partially offset by an increase in units sold (which increased 2.9%). Net revenue from PC product applications decreased due to a decline in units sold (which decreased 30.8%) related to certain end customers' decline in demand and desire to reduce their inventory holdings coupled with a decrease in average selling prices (which decreased 1.3%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 28.3%) as demand broadly softened for our products in the mobile market, partially offset by higher average selling prices (which increased 4.8%).

Net revenue was $801.2 million for the six months ended December 2022, compared with $793.2 million for the six months ended December 2021, an increase of $8.0 million, or 1.0%. Of this net revenue, $582.0 million, or 72.6%, was from IoT product applications, $121.7 million, or 15.2% was from PC product applications, and $97.5 million, or 12.2%, was from Mobile product applications. The increase in net revenue for the six months ended December 2022 was primarily attributable to an increase in net revenue from IoT product applications, partially offset by a decrease in net revenue from PC and Mobile product applications. Net revenue from IoT product applications increased as a result of an increase in units sold (which increased 29.5%) as well as higher average selling prices (which increased 58.4%) due to product sales mix. Net revenue from PC product applications decreased due to a decline in units sold (which decreased 35.5%) partially offset by higher average selling prices (which increased 9.7%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 46.6%) for Mobile product applications and lower average selling prices (which decreased 20.8%) due to our product sales mix.

Gross Margin

Gross margin as a percentage of net revenue was 52.9%, or $186.7 million, for the three months ended December 2022, compared with 53.5%, or $225.1 million, for the three months ended December 2021. The 60-basis point decrease in gross margin for the three months ended December 2022, was due to a decrease in average sales prices across many of our product applications.

Gross margin as a percentage of net revenue was 55.2% or $442.4 million, for the six months ended December 2022, compared with 53.4%, or $423.2 million, for the six months ended December 2021. The 180 basis point increase in gross margin for the six months ended December 2022, was due to an overall favorable product mix and an increase in average sales prices across many of our product applications.

Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. We charge the provision for excess and obsolete inventories and losses on inventory purchase obligations (including warranty costs) to cost of revenue.

Operating Expenses

Research and Development Expenses. Research and development expenses increased $0.4 million to $89.3 million for the three months ended December 2022, compared with $88.9 million for the three months ended December 2021. The increase in research and development expenses was primarily driven by an increase in payroll and other employee related costs of $6.3 million, a $2.0 million increase in new product development activities, partially offset by a $6.4 million decrease in variable compensation and a $5.2 million decrease in share-based compensation costs primarily related to a decrease in our stock price associated with cash settled phantom stock awards during the second quarter of fiscal 2023 compared to the same period a year ago.

Research and development expenses increased $3.8 million to $178.8 million for the six months ended December 2022, compared with $175.0 million for the six months ended December 2021. The increase in research and development expenses primarily reflected a $12.2 million increase in payroll related costs, a $3.6 million increase in new product development activities, a $2.9 million increase in software license and maintenance fees, partially offset by a $8.0 million decrease in variable compensation and a $12.0 million decrease in share-based compensation costs primarily related to a decrease in our stock price associated with cash settled phantom stock awards during the first half of fiscal 2023 compared to the same period a year ago.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.9 million to $42.4 million for the three months ended December 2022, compared with $44.3 million for the three months ended December 2021. The decrease in selling, general, and administrative expenses primarily reflected a $0.6 million increase in payroll related costs, a $2.2 million loss from foreign currency remeasurement upon modification of an operating lease, partially offset by a $2.8 million decrease in variable compensation and a $1.1 million decrease in share-based compensation costs primarily related to a decrease in our stock price associated with cash settled phantom stock awards during the second quarter of fiscal 2023 compared to the same period a year ago.

Selling, general, and administrative expenses increased $1.2 million to $87.1 million for the six months ended December 2022, compared with $85.9 million for the six months ended December 2021. The increase in selling, general, and administrative expenses primarily reflected a $2.8 million increase in payroll related costs, a $2.2 million loss from foreign currency remeasurement upon modification of an operating lease, partially offset by a $4.4 million decrease in variable compensation.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 8 Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net, increased by $1.0 million to $6.7 million for the three months ended December 2022, as compared to $5.7 million for the three months ended December 2021.

The increase in interest and other expense, net, is primarily due to interest and amortization of debt issuance costs on the $600 million incremental Term Loan Facility executed in December 2021. The second quarter of fiscal 2023 includes a full quarter of interest expense on the $600 million Term Loan Facility whereas during the same period a year ago, the interest expense thereon only included a partial month. Additionally, the interest rate on the Term Loan Facility had increased by 465 basis points by the end of the second quarter of fiscal 2023 compared to the same period a year ago. The increase in interest and other expense, net, was partially offset by a $5.7 million increase in interest income compared to the same period a year ago and is related to a rise in interest rates period-over-period.

Interest and other expense, net, increased $3.4 million to $15.0 million for the six months ended December 2022, as compared to $11.6 million for the six months ended December 2021. The first half of fiscal 2023 includes a period of interest expense on the $600 million Term Loan Facility whereas during the same period a year ago, the interest expense thereon only included a partial month. Additionally, the interest rate on the Term Loan Facility had increased by 465 basis points by the end of the second quarter of fiscal 2023 compared to the same period a year ago. The increase in interest and other expense, net, was partially offset by a $8.8 million increase in interest income compared to the same period a year ago and is related to a rise in interest rates period-over-period.

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

The provision for income taxes of $17.4 million and $56.5 million for the three and six months ended December 2022, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and six months ended December 2022, diverged from the combined U.S. federal and state statutory tax rate primarily due to the impact of tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits.

The provision for income taxes of $2.0 million and $7.9 million for the three and six months ended December 2021, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and six months ended December 2021, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI.

Liquidity and Capital Resources

Our cash and cash equivalents were $818.8 million as of December 2022, compared with $824.0 million as of June 2022, representing a decrease of $5.2 million. The decrease primarily reflected $49.1 million used for payroll taxes on the delivery of the underlying shares for Restricted Stock Units, or RSUs, Market Stock Units, or MSUs, and Performance Stock Units, or PSUs, $15.5 net cash paid to acquire Emza, $15.3 million for the purchase of property and equipment, $74.5 million for repurchases of our common stock, partially offset by proceeds from maturities of our short-term investments of $11.9 and $128.5 million of net cash provided by operating activities.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of December 2022, $744.0 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without impacting our provision for income taxes.

Cash Flows from Operating Activities. Operating activities during the six months ended December 2022 generated $128.5 million compared with $180.7 million net cash generated during the six months ended December 2021. For the six months ended December 2022, the primary operating activities were adjustments for non-cash charges of $141.0 million and a net change in operating assets and liabilities of $99.1 million. The net change in operating assets and liabilities was primarily attributable to a $6.7 million increase in inventories, a $69.3 million decrease in accounts receivable, a $62.1 million decrease in accounts payable, a $54.2 million decrease in accrued compensation and a $53.9 million decrease in income taxes payable and other accrued liabilities.

During the six months ended December 2022, our days sales outstanding was 65 days compared to 67 days at the same period a year ago. Our annual inventory turns decreased from six to three over the same time period.

Cash Flows from Investing Activities. Cash used by investing activities during the six months ended December 2022 was $18.8 million compared with $524.8 million during the six months ended December 2021. Net cash provided by investing activities for the six months ended December 2022 consisted of $11.9 million proceeds from the maturities of investments, partially offset by $15.5 net cash paid to acquire Emza and $15.3 million for purchases of property and equipment.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended December 2022 was $115.0 million compared with $11.7 million provided by financing activities for the six months ended December 2021. Net cash used by financing activities for the six months ended December 2022 consisted of $8.8 million proceeds from issuance of shares, offset by $49.1 million used for payroll taxes on the delivery of the underlying shares for RSUs, MSUs and PSUs, and $74.5 million used to repurchase our common stock.

Common Stock Repurchase Program. As of December 2022, our board has cumulatively authorized $1.8 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 2022, we purchased, net of issuances for settlement of our convertible notes, 28,877,798 shares of our common stock in the open market for an aggregate cost of $769.0 million. During the six months ended December 2022, we repurchased 633,546 shares of our common stock. As of December 2022, the remaining available authorization under our common stock repurchase program was $502.9 million.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. In March 2021 we used a portion of the proceeds from the Senior Notes described above to repay the $100.0 million outstanding borrowings on this revolving credit facility. As of December 2022, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants that limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the company and specified subsidiaries, and other specific items. The leverage ratio is the ratio of debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of December 2022, we remain in compliance with the restrictive covenants.

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

Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, anticipated cash flows from financing activities, and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, including acquisitions, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the continuing or worsening impact of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 2022 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,365.9	$29.7	$130.7	$128.9	$1,076.6
Leases	65.1	2.5	21.0	15.6	26.0
Purchase obligations and other commitments (2)	182.8	47.1	116.7	19.0	—
Total	$1,613.8	$79.3	$268.4	$163.5	$1,102.6

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $51.2 million. As of December 2022, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, as of December 24, 2022, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan Facility, including changes that may result from implementation of new benchmark rates that replace LIBOR. See “Note 12. Debt” for further information. A hypothetical increase in the interest rate by 1% would result in an increase in annual interest expense of approximately $5.9 million based on the outstanding balance of our Term Loan as of December 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 24, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our CEO and CFO, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Board of Directors has cumulatively authorized $1.8 billion for our common stock repurchase program, which expires at the end of July 2025. As of December 2022, the remaining amount authorized for the repurchase of our common stock was $502.9 million. During the three-month period ended December 2022, repurchases under our common stock repurchase program were as follows:

			Total	Maximum Dollar
			Number of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
September 25, 2022 - October 22, 2022	197,889	$96.27	197,889	$544,964,378
October 23, 2022 - November 19, 2022	205,910	92.53	205,910	525,912,558
November 20, 2022 - December 24, 2022	229,747	100.34	229,747	502,860,645
Total	633,546

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	XBRL Taxonomy Extension Schema Document

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 2, 2023	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: February 2, 2023	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: February 2, 2023	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer