Form 10-Q
period 2023-03-25
SYNAPTICS Inc
filed 2023-05-04
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2023

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

As of April 28, 2023, the Company had 39,523,948 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 25, 2023

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March	June
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$898.0	$824.0
Short-term investments	35.9	52.0
Accounts receivable, net	218.2	322.1
Inventories, net	147.8	169.7
Prepaid expenses and other current assets	34.4	35.6
Total current assets	1,334.3	1,403.4
Property and equipment at cost, net of accumulated depreciation of $135.3 and $122.8 at March 2023 and June 2022, respectively	69.0	62.9
Goodwill	816.4	806.6
Acquired intangibles, net	331.4	390.0
Right-of-use assets	51.2	61.2
Non-current other assets	112.4	134.0
	$2,714.7	$2,858.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60.8	$141.8
Accrued compensation	43.6	90.6
Income taxes payable	64.8	79.7
Other accrued liabilities	93.7	145.3
Current portion of long-term debt	6.0	6.0
Total current liabilities	268.9	463.4
Long-term debt	972.9	975.7
Other long-term liabilities	151.8	152.6
Total liabilities	1,393.6	1,591.7
Stockholders' Equity:
Common stock:
$0.001 par value; 120,000,000 shares authorized, 68,629,861 and 67,745,800 shares issued, and 39,512,364 and 39,621,179 shares outstanding, at March 2023 and June 2022, respectively	0.1	0.1
Additional paid-in capital	981.2	924.1
Treasury stock: 29,117,497 and 28,124,621 common shares at March 2023 and June 2022, respectively, at cost	(794.6)	(694.5)
Accumulated other comprehensive loss	(1.1)	(1.8)
Retained earnings	1,135.5	1,038.5
Total stockholders' equity	1,321.1	1,266.4
	$2,714.7	$2,858.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
Net revenue	$326.6	$470.1	$1,127.8	$1,263.3
Cost of revenue	154.3	216.3	513.1	586.3
Gross margin	172.3	253.8	614.7	677.0
Operating expenses:
Research and development	87.9	98.2	266.7	273.2
Selling, general, and administrative	41.7	44.2	128.8	130.1
Acquired intangibles amortization	8.5	12.0	26.9	29.6
Restructuring costs	-	11.3	-	17.8
Total operating expenses	138.1	165.7	422.4	450.7
Operating income	34.2	88.1	192.3	226.3
Interest and other expense, net	(7.0)	(6.7)	(22.0)	(18.3)
Gain on sale and leaseback transaction	-	5.4	-	5.4
Loss on redemption of convertible notes	-	-	-	(8.1)
Income before provision for income taxes and equity investment gain	27.2	86.8	170.3	205.3
Provision for income taxes	16.8	24.4	73.3	32.3
Equity investment gain	-	2.5	-	1.6
Net income	$10.4	$64.9	$97.0	$174.6
Net income per share:
Basic	$0.26	$1.64	$2.44	$4.50
Diluted	$0.26	$1.59	$2.41	$4.29
Shares used in computing net income:
Basic	39.4	39.5	39.7	38.8
Diluted	39.9	40.7	40.3	40.7

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
Net income	$10.4	$64.9	$97.0	$174.6
Other comprehensive income (loss), net of tax
Unrealized income (loss) on available-for-sale-securities	0.4	(1.2)	0.7	(1.3)
Comprehensive income	$10.8	$63.7	$97.7	$173.3

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	64.6	64.6
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	483,713	—	8.5	—	—	—	8.5
Payroll taxes for deferred stock units	—	—	(31.4)	—	—	—	(31.4)
Common stock repurchased	—	—	—	(13.4)	—		(13.4)
Share-based compensation	—	—	30.5	—	—	—	30.5
Balance at September 2022	68,229,513	0.1	931.7	(707.9)	(1.9)	1,103.1	1,325.1
Net income	—	—	—	—	—	22.0	22.0
Other comprehensive income	—	—	—	—	0.4	—	0.4
Issuance of common stock for share-based award compensation plans	229,972	—	0.3	—	—	—	0.3
Payroll taxes for deferred stock units	—	—	(17.7)	—	—	—	(17.7)
Common stock repurchased	—	—	—	(61.1)	—	—	(61.1)
Share-based compensation	—	—	31.4	—	—	—	31.4
Balance at December 2022	68,459,485	0.1	945.7	(769.0)	(1.5)	1,125.1	1,300.4
Net income	—	—	—	—	—	10.4	10.4
Other comprehensive income	—	—	—	—	0.4	—	0.4
Issuance of common stock for share-based award compensation plans	170,376	—	8.8	—	—	—	8.8
Payroll taxes for deferred stock units	—	—	(3.1)	—	—	—	(3.1)
Common stock repurchased	—	—	—	(25.6)	—	—	(25.6)
Share-based compensation	—	—	29.8	—	—	—	29.8
Balance at March 2023	68,629,861	$0.1	$981.2	$(794.6)	$(1.1)	$1,135.5	$1,321.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$—	$781.0	$967.2
Net income	—	—	—	—	—	40.2	40.2
Other comprehensive income	—	—	—	—	—	—	—
Issuance of common stock for share-based award compensation plans	384,866	—	7.8	—	—	—	7.8
Payroll taxes for deferred stock units	—	—	(27.7)	—	—	—	(27.7)
Redemption of convertible debt	—	—	(518.2)	510.9	—	—	(7.3)
Share-based compensation	—	—	21.2	—	—	—	21.2
Balance at September 2021	67,347,872	0.1	874.6	(694.5)	—	821.2	1,001.4
Net income	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	295,796	—	0.8	—	—	—	0.8
Payroll taxes for deferred stock units	—	—	(35.8)	—	—	—	(35.8)
Share-based compensation attributable to acquisition	—	—	1.7	—	—	—	1.7
Share-based compensation	—	—	26.4	—	—	—	26.4
Balance at December 2021	67,643,668	0.1	867.7	(694.5)	(0.1)	890.7	1,063.9
Net income	—	—	—	—	—	64.9	64.9
Other comprehensive loss	—	—	—	—	(1.2)	—	(1.2)
Issuance of common stock for share-based award compensation plans	79,199	—	6.5	—	—	—	6.5
Payroll taxes for deferred stock units	—	—	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	26.2	—	—	—	26.2
Balance at March 2022	67,722,867	$0.1	$897.8	$(694.5)	$(1.3)	$955.6	$1,157.7

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March
	2023	2022
Cash flows from operating activities
Net income	$97.0	$174.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	91.7	73.8
Depreciation and amortization	20.2	17.9
Acquired intangibles amortization	97.4	91.5
Gain on sale and leaseback transaction	—	(5.4)
Loss on redemption of convertible notes	—	8.1
Deferred taxes	(22.3)	(27.7)
Amortization of right-of-use assets	7.4	7.8
Amortization of debt discount and issuance costs	1.9	2.8
Amortization of cost of development services	5.8	7.5
Provision for inventory excess and obsolescence	4.7	(9.4)
Equity investment gain	—	(1.6)
Foreign currency remeasurement gain	(0.2)	(0.8)
Other	0.6	(1.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	106.7	(57.3)
Inventories	17.2	(31.9)
Prepaid expenses and other current assets	(4.4)	4.4
Other assets	9.0	10.5
Accounts payable	(80.7)	21.1
Accrued compensation	(47.7)	(7.0)
Income taxes payable	2.3	14.7
Other accrued liabilities	(69.6)	16.4
Net cash provided by operating activities	237.0	308.4
Cash flows from investing activities
Acquisition of businesses, net of cash and cash equivalents acquired	(15.5)	(504.8)
Proceeds from sale of property and equipment	0.2	55.9
Proceeds from sale and maturities of investments	16.3	12.2
Purchase of short-term securities	—	(5.8)
Receipt of liquidation payment on equity investment	0.8	—
Purchase of intangible assets	(0.9)	—
Purchases of property and equipment	(29.0)	(26.9)
Net cash used in investing activities	(28.1)	(469.4)
Cash flows from financing activities
Proceeds from issuance of debt	—	600.0
Payment of debt issuance costs	—	(11.2)
Proceeds from issuance of shares	17.6	15.1
Payroll taxes for deferred stock and market stock units	(52.2)	(66.1)
Repurchases of common stock	(100.1)	—
Repayment of debt	(4.5)	(1.5)
Payment for redemption of convertible notes	—	(505.6)
Refundable deposit paid to vendor	—	(16.6)
Return of deposit received from vendor	5.0	2.8
Net cash provided by (used in) financing activities	(134.2)	16.9
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.9)
Net increase (decrease) in cash and cash equivalents	74.0	(146.0)
Cash and cash equivalents, beginning of period	824.0	836.3
Cash and cash equivalents, end of period	$898.0	$690.3
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$91.1	$37.7
Cash paid for interest	$32.7	$12.5
Supplemental disclosures of non-cash transactions
Purchases of property and equipment in current liabilities	$1.8	$3.1
Receipt of intangible assets from advance payment made in previous fiscal year	$30.0	$-

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

The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2023 and 2022 are 52-week periods ending June 24, 2023 and June 25, 2022, respectively. The fiscal periods presented in this report are 13-week periods ended March 25, 2023 and March 26, 2022, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for credit losses, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset valuation allowances, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Business Combinations and Asset Acquisitions

During the third quarter of fiscal 2023, we completed our acquisition of certain developed technology intangible assets from a subsidiary of Broadcom Inc., or Broadcom. The acquisition of the assets did not constitute a business and, accordingly, we have accounted for this transaction as an acquisition of an asset in accordance with the applicable guidance. Refer to “Note 4. Business Combination and Asset Acquisition” for further discussion of the transaction.

On October 25, 2022, we acquired all of the outstanding shares of Emza Visual Sense Ltd., or Emza. Our condensed consolidated financial statements include the operating results of Emza for the period from the date of the closing of the acquisition through the second quarter of fiscal 2023. We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations to account for this transaction. Refer to “Note 4. Business Combination and Asset Acquisition” for further discussion of the transaction.

Accounting Pronouncement Issued But Not Yet Adopted

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Effective March 16, 2023, we transitioned our credit and loan agreements from LIBOR to the Secured Overnight Financing Rate, or SOFR. We are currently evaluating the timing of adoption and impact, if any, of this standard on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities” which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. This standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. We will adopt this standard in the first quarter of our fiscal 2024 and do not expect it to have a material impact on our consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Most of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions.

Rights to our intellectual property, or IP, are either sold or licensed to customers. Revenue recognition from the licensing of our IP is dependent on the nature and terms of each agreement. We recognize revenue from the licensing of our IP upon delivery of the IP if there are no substantive future obligations to perform under the arrangement. Sales-based or usage-based royalties from the license of IP are recognized at the later of the period the sale or usage occurs, or the satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalties have been allocated.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of March 2023, and June 2022, contract assets recorded on our condensed consolidated balance sheets were $1.2 million for each period. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $7.2 million and $39.6 million, respectively, as of March 2023, and $27.3 million and $61.3 million, respectively, as of June 2022. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10 Balance Sheet Components. During the three and nine months ended March 2023, we recognized $18.8 million and $21.6 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of such fiscal year. During the three and nine months ended March 2022, we recognized $0.2 million and $3.5 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of such fiscal year.

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
Numerator:
Net income	$10.4	$64.9	$97.0	$174.6
Denominator:
Shares, basic	39.4	39.5	39.7	38.8
Effect of dilutive share-based awards and convertible notes	0.5	1.2	0.6	1.9
Shares, diluted	39.9	40.7	40.3	40.7
Net income per share:
Basic	$0.26	$1.64	$2.44	$4.50
Diluted	$0.26	$1.59	$2.41	$4.29

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

Dilutive net income per share amounts do not include the potential weighted average effect of 920,655 and 68,521 shares of common stock related to certain share-based awards that were outstanding during the three months ended March 2023 and March 2022, respectively, and 665,898 and 31,430 shares of common stock related to certain share-based awards that were outstanding during nine months ended March 2023 and March 2022, respectively. These share-based awards were not included in the computation of diluted net income per share because their effect would have been antidilutive.

4. Business Combination and Asset Acquisition

Asset Acquisition

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the third quarter of fiscal 2023, we completed the acquisition of certain developed technology intangible assets from Broadcom for an aggregate consideration of $30.0 million, which was paid in cash in the previous fiscal year. The transaction was accounted for as an asset acquisition and the total purchase consideration was allocated to intangible assets, which are being amortized over its estimated useful life of six years.

Business Combination

On October 25, 2022, we acquired all of the outstanding shares of Emza, a developer of ultra-low-power artificial intelligence visual sensing solutions, for total purchase consideration of $15.8 million. The purchase price was attributed to $0.3 million cash acquired, $8.0 million of intangible assets, $9.8 million of goodwill and $2.3 million net liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date). Goodwill recognized from the acquisition of Emza is not deductible for income tax purposes. Pro forma results of operations for this acquisition has not been presented because they are not material to our consolidated results of operations, either individually or in the aggregate.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March	June
	2023	2022
Raw materials and work-in-progress	$75.9	$92.2
Finished goods	71.9	77.5
	$147.8	$169.7

Inventories are recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis. We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations, or other factors. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected or sudden decline in demand, rapid product improvements, technological advances, and termination or changes by our original equipment manufacturers, or OEM, customers of any product offerings incorporating our product solutions.

6. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at March 2023 and June 2022 (in millions):

	March 2023
	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$452.2	$-	$452.2
Cash equivalents:
Money market funds	395.2	-	395.2
Certificates of deposit	50.6		50.6
Total cash and cash equivalents	$898.0	$-	$898.0
Short-term investments:
Certificates of deposit	$0.9	$-	$0.9
Corporate debt securities	32.3	(1.3)	31.0
Municipal bonds	4.1	(0.1)	4.0
Total short-term investments	$37.3	$(1.4)	$35.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 2022
	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$811.9	$-	$811.9
Cash equivalents:
Money market funds	12.1	-	12.1
Total cash and cash equivalents	$824.0	$-	$824.0
Short-term investments:
Certificates of deposit	$2.4	$-	$2.4
Corporate debt securities	43.7	(1.9)	41.8
Municipal bonds	7.9	(0.1)	7.8
Total short-term investments	$54.0	$(2.0)	$52.0

The following table classifies our short-term investments by contractual maturities (in millions):

	March 2023		June 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$16.2	$15.9	$21.0	$20.4
Due between 1 year to 5 years	21.1	20.0	33.0	31.6
	$37.3	$35.9	$54.0	$52.0

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

At March 2023 and June 2022, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	March 2023
	Level 1	Level 2	Level 3	Total (1)
Assets:
Cash equivalents:
Money market funds	$395.2	$-	$-	$395.2
Certificates of deposit	-	50.6	-	50.6
Short-term investments:
Certificates of deposit	-	0.9	-	0.9
Corporate debt securities	-	31.0	-	31.0
Municipal bonds	-	4.0	-	4.0
Total assets	$395.2	$86.5	$-	$481.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Excludes $452.2 million in cash held in our bank accounts as of March 2023.

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

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the Senior Notes and Term Loan Facility, as defined in Note 12. Debt. The estimated fair value of the Senior Notes and Term Loan Facility was determined based on the trading price of the Senior Notes and Term Loan Facility as of the last day of trading for the period. We consider the fair value of the Senior Notes and Term Loan Facility to be a Level 2 measurement as they are not actively traded in markets.

The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	March 2023		June 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$395.4	$336.1	$395.0	$326.9
Term Loan Facility due 2028	583.5	579.5	586.7	$575.0
	$978.9	$915.6	$981.7	$901.9

8. Acquired Intangibles and Goodwill

Goodwill

The following table represents the change in our goodwill balance for the nine and twelve month periods ended March 2023 and June 2022, respectively (in millions):

	March 2023	June 2022
Beginning balance	$806.6	$570.0
Acquisition activity	9.8	236.6
Ending balance	$816.4	$806.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		March 2023			June 2022
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(140.5)	$91.4	$232.1	$(109.3)	$122.8
Customer relationships	4.1	158.2	(109.6)	48.6	170.5	(99.7)	70.8
Wireless connectivity technology	5.8	158.0	(51.1)	106.9	128.0	(33.8)	94.2
Video interface technology	3.0	82.0	(72.9)	9.1	82.0	(52.4)	29.6
Human presence detection technology	5.0	5.2	(0.4)	4.8	—	—	—
Licensed technology and other	4.4	10.8	(8.8)	2.0	9.9	(7.5)	2.4
Patents	8.0	4.4	(4.1)	0.3	4.4	(3.7)	0.7
Tradename	4.4	5.8	(4.5)	1.3	5.8	(3.3)	2.5
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles totals	4.9	$723.3	$(391.9)	$331.4	$699.7	$(309.7)	$390.0

The total amortization expense for the acquired intangible assets was $32.2 million and $37.1 million for the three months ended March 2023 and March 2022, respectively, and $97.4 million and 91.5 million for the nine months ended March 2023 and March 2022, respectively.

During the three months ended March 2023 and March 2022, $23.7 million and $25.1 million, respectively, and $70.5 million and $61.9 million for the nine months ended March 2023 and March 2022, respectively, of amortization expense was included in our condensed consolidated statements of income in cost of revenue; the remainder was included in acquired intangibles amortization.

9. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the nine months ended March 2023 and March 2022, we recorded approximately $9.1 million in each period of operating leases expense. Our short-term leases are immaterial.

As of March 2023 and June 2022, the components of leases are as follows (in millions):

	March	June
	2023	2022
Operating lease right-of-use assets	$51.2	$61.2
Operating lease liabilities	$9.4	$7.6
Operating lease liabilities, long-term	44.0	51.5
Total operating lease liabilities	$53.4	$59.1

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Nine Months Ended
	March
	2023	2022
Cash paid for operating leases included in operating cash flows	$7.0	$9.1
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$7.2	$39.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 2023, the weighted average remaining lease term is 7.5 years, and the weighted average discount rate is 5.1%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2023	$1.9
2024	11.3
2025	9.9
2026	8.4
2027	7.3
Thereafter	25.9
Total future minimum operating lease payments	64.7
Less: interest	(11.3)
Total lease liabilities	$53.4

10. Balance Sheet Components

Accounts receivable, net, consisted of the following (in millions):

	March	June
	2023	2022
Accounts receivable	$223.7	$328.1
Less: Allowance for credit losses	(5.5)	(6.0)
	$218.2	$322.1

Other accrued liabilities consisted of the following (in millions):

	March	June
	2023	2022
Customer obligations	$46.8	$88.6
Inventory obligations	7.7	14.1
Operating lease liabilities	9.4	7.6
Other	29.8	35.0
	$93.7	$145.3

Other long-term liabilities consisted of the following (in millions):

	March	June
	2023	2022
Operating lease liabilities, long-term	$44.0	$51.5
Deferred tax liability	45.8	52.6
Income taxes payable, long-term	45.9	29.1
Other	16.1	19.4
	$151.8	$152.6

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings, either asserted or unasserted, that arise in the ordinary course of business. While we currently believe that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our business, financial condition, or results of operations, these matters are subject to inherent uncertainties and our view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss.

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes during the three and nine months ended March 2023 was $4.1 million and $12.5 million, respectively.

Revolving Credit Facility

On March 16, 2023, we entered into a Second Amendment, or the Second Amendment, to our Second Amended and Restated Credit Agreement, as amended by the Second Amendment, or the “Credit Agreement," with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with a SOFR-based interest rate.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 2023, there was no balance outstanding under the revolving credit facility.

Borrowings under the revolving credit facility are required to be repaid in full by March 11, 2026. Debt issuance costs relating to the revolving credit facility of $1.6 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months.

Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of our company, subject to certain exceptions, who collectively with our company are referred to as the Credit Parties. The obligations of the Credit Parties under the Amended Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock and 100% of the non-voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.

The Credit Agreement bears interest, at our election, of a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Second Amendment, plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or Adjusted Term SOFR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for Adjusted Term SOFR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis.

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, a restriction that permits accounts receivable financings provided that the aggregate unpaid amount of permitted accounts receivable financings are no more than the greater of $100 million and 50% of the amount of all accounts receivable of the Company and specified subsidiaries and other specific items. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. The interest coverage ratio must not be less than 3.50 to 1.0 during the term of the Credit Agreement. As of March 2023, we remain in compliance with the restrictive covenants.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum.

Effective on our next interest rate reset date, June 5, 2023, borrowings under the Term Loan Facility will accrue interest at the SOFR, plus 2.25%, or at the Base Rate plus 1.25%, subject to a 25 basis point step-down based on total gross leverage, and subject to an Adjusted Term SOFR floor of 50 basis points. The base rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate and (iii) the one-month Adjusted Term SOFR plus 1.00%. The Term Loan Facility contains customary representations and warranties, affirmative and negative covenants and events of default, in each case consistent with the Credit Agreement. The Term Loan Facility does not contain any financial covenants.

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

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense and amortization of the debt issuance costs recorded on the Term Loan Facility during the three and nine months ended March 2023 was $11.3 million and $26.2 million, respectively.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Share-Based Compensation

Share-based compensation and the related tax benefit recognized in our condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
Cost of revenue	$0.9	$0.9	$3.0	$3.2
Research and development	12.1	18.0	39.5	57.4
Selling, general, and administrative	16.8	15.2	49.9	45.7
Total	$29.8	$34.1	$92.4	$106.3
Income tax benefit on share-based compensation	$(2.8)	$(3.4)	$(10.7)	$(20.1)

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
Cost of revenue	$-	$0.1	$0.1	$0.2
Research and development	-	6.4	0.3	26.7
Selling, general, and administrative	-	1.4	0.3	5.6
Total	$-	$7.9	$0.7	$32.5

Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Share-Based Compensation Plan Activity

Stock Options

Stock option activity was as follows:

	Stock	Weighted	Aggregate
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(in millions)
Balance as of June 2022	31,185	$61.51
Exercised	(27,359)	$62.17
Expired	(557)	$81.89
Balance as of March 2023	3,269	$52.50	$183.6

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2023 of $108.65.

Restricted Stock Units

RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	1,220,573
Granted	769,320
Delivered	(561,484)
Forfeited	(73,625)
Balance as of March 2023	1,354,784	$147.2

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2023 of $108.65.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award. Of the shares delivered, 164,864 shares valued at $19.9 million were withheld to meet statutory tax withholding requirements.

Market Stock Units

An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	251,974
Granted	279,681
Delivered	(304,334)
Balance as of March 2023	227,321	$24.7

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2023 of $108.65.

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

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $29.3 million as of March 2023, which will be recognized over a weighted average period of approximately 1.0 years.

Performance Stock Units

A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2022	257,903
Awarded	279,095
Released	(264,964)
Forfeited	(7,355)
Balance as of March 2023	264,679	$28.8

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate intrinsic value was determined using the closing price of our common stock on March 24, 2023 of $108.65.

On the delivery date, we withhold shares to cover statutory tax withholding requirements and deliver a net quantity of shares to the recipient after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the PSU award. Of the shares delivered, 122,133 shares valued at $13.8 million were withheld to meet statutory tax withholding requirements.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $35.2 million as of March 2023, which will be recognized over a weighted average period of approximately 0.9 years.

Phantom Stock Units

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

Phantom stock activity was as follows:

Phantom
Stock Units
Outstanding
Balance as of June 2022	176,097
Paid	(173,436)
Forfeited	(2,661)
Balance as of March 2023	-

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 2023, were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	172,044
Weighted average purchase price	$91.87
Cash received	$15.8
Aggregate intrinsic value	$2.8

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

The provision for income taxes of $16.8 million and $73.3 million for the three and nine months ended March 2023, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and nine months ended March 2023 diverged from the combined U.S. federal and state statutory tax rate primarily due to tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits.

The provision for income taxes of $24.4 million and $32.3 million for the three and nine months ended March 2022, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and nine months ended March 2022, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The total liability for gross unrecognized tax benefits related to uncertain tax positions increased $24.7 million during the nine months ended March 2023, to $54.5 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 2023 were $2.7 million; this balance increased by $0.2 million compared to June 2022. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Israel, Japan and the United Kingdom. From fiscal 2016 onward, we remain subject to examination by one or more of these jurisdictions.

15. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the IoT product market, the personal computing, or PC, product market, and the Mobile product market. We sell our products to distributors and to contract manufacturers that provide manufacturing services to OEMs.

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
China	$152.7	$171.2	$398.9	$448.4
Taiwan	68.8	140.1	334.7	387.3
Japan	69.0	127.9	266.1	339.0
Other	29.7	17.4	98.6	50.6
South Korea	6.2	8.6	23.3	27.5
United States	0.2	4.9	6.2	10.5
	$326.6	$470.1	$1,127.8	$1,263.3

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
IoT product applications	$231.7	$301.6	$813.7	$768.8
PC product applications	53.3	90.1	175.0	261.4
Mobile product applications	41.6	78.4	139.1	233.1
	$326.6	$470.1	$1,127.8	$1,263.3

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2023	2022	2023	2022
Customer A	*	14%	*	13%
Customer B	*	14%	10%	13%
Customer C	18%	*	*	*

____________________

* Less than 10%

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March	June
	2023	2022

Customer A	12%	17%
Customer B	13%	15%
Customer C	10%	*

____________________

* Less than 10%

16. Comprehensive Income

Our comprehensive income generally consists of unrealized gains or losses on our available-for-sale securities. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of income as the U.S. dollar is the functional currency of our foreign entities.

17. Restructuring Activities

In prior years, we initiated various strategic restructuring actions primarily intended to reduce costs, gain synergies from our recent acquisitions and align our business in response to market conditions. Restructuring charges were mainly comprised of severance and other one-time termination benefits and were complete by the end of fiscal 2022. We recorded restructuring related charges of $11.3 million and $17.8 million for the three and nine months ended March 2022, respectively. We did not incur any restructuring related charges during the first three quarters of fiscal 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 25, 2023 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including our expectations regarding the potential impacts on our business of the COVID-19 pandemic, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the IoT product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for IoT product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

Impact of COVID-19

Many of the restrictions and other containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back. We have not incurred significant disruptions to our business or a materially negative impact on our consolidated results of operations and financial condition from the COVID-19 pandemic and our business has not been severely impacted. We will continue to evaluate the impact to our business, consolidated results of operations, and financial condition and may take actions that we deem necessary or appropriate to respond in the event of a reemergence of the pandemic.

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

We recognize revenue when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Nearly all of our revenue, except an inconsequential amount, is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions.

Revenue recognition from the licensing of our IP is dependent on the nature and terms of each agreement. We recognize revenue from the licensing of our IP upon delivery of the IP if there are no substantive future obligations to perform under the arrangement. Sales-based or usage-based royalties from the license of IP are recognized at the later of the period the sale or usage occurs, or the satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalties have been allocated.

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

Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses and gain efficiencies from our recent acquisitions. These headcount related costs were in cost of revenue, research and development, and selling, general and administrative expenses. See Note 17. Restructuring Activities to the consolidated financial statements contained elsewhere in this Report.

Interest and other expense, net, primarily reflects interest expense on our Senior Notes (as defined herein), Term Loan Facility (as defined herein) and revolving line of credit as well as the amortization of debt issuance costs and discount on our debt, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Acquisitions

Broadcom

In February 2023, we completed our acquisition of certain developed technology intangible assets from Broadcom for an aggregate consideration of $30.0 million, which was paid in cash in the previous fiscal year.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 2023, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

Trends and Uncertainties

Current Economic Conditions

The frequency and amplitude in which central banks raise interest rates has subsided relative to the second half of calendar year 2022, but the impact has had a material effect on many sectors of the economy leading to broad-based workforce reductions, a slowing or deferral of investment in information technology spending, and increased concern of a global recession. We believe the threat of global recession is the primary driver for the slowdown in orders from our customer base. During the quarter, we experienced a broad reduction in demand in most of our product applications as many customers and channel partners continue to consume their accumulation of inventories, combined with customer requests to delay orders. We continue to believe that the demand slowdown is temporary, but the rebound in demand may push into late calendar 2023, or potentially beyond 2023. In addition, although we currently do not believe inflation in the costs of goods and services will have a material impact on our results of operations, it is possible that rising inflation could increase our operating expenses and reduce our net income. Further, rising interest rates have increased our borrowing costs on our variable rate Term Loan Facility, which will continue to drive an increase in interest costs in future accounting periods and potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

Results of Operations

Certain of the data used in our condensed consolidated statements of income for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March				Nine Months Ended March
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
IoT product applications	$231.7	$301.6	$(69.9)	(23.2%)	$813.7	$768.8	$44.9	5.8%
PC product applications	53.3	90.1	(36.8)	(40.8%)	175.0	261.4	(86.4)	(33.1%)
Mobile product applications	41.6	78.4	(36.8)	(46.9%)	139.1	233.1	(94.0)	(40.3%)
Net revenue	326.6	470.1	(143.5)	(30.5%)	1,127.8	1,263.3	(135.5)	(10.7%)
Gross margin	172.3	253.8	(81.5)	(32.1%)	614.7	677.0	(62.3)	(9.2%)
Operating expenses:
Research and development	87.9	98.2	(10.3)	(10.5%)	266.7	273.2	(6.5)	(2.4%)
Selling, general, and administrative	41.7	44.2	(2.5)	(5.7%)	128.8	130.1	(1.3)	(1.0%)
Acquired intangibles amortization	8.5	12.0	(3.5)	(29.2%)	26.9	29.6	(2.7)	(9.1%)
Restructuring costs	—	11.3	(11.3)	(100.0%)	-	17.8	(17.8)	(100.0%)
Operating income	34.2	88.1	(53.9)	(61.2%)	192.3	226.3	(34.0)	(15.0%)
Interest and other expense, net	(7.0)	(6.7)	(0.3)	(4.5%)	(22.0)	(18.3)	(3.7)	(20.2%)
Gain on sale and leaseback transaction	—	5.4	(5.4)	(100.0%)	-	5.4	(5.4)	(100.0%)
Loss on redemption of convertible notes	—	—	—	0.0%	-	(8.1)	8.1	100.0%
Income before provision for income taxes	27.2	86.8	(59.6)	(68.7%)	170.3	205.3	(35.0)	(17.0%)
Provision for income taxes	16.8	24.4	(7.6)	(31.1%)	73.3	32.3	41.0	126.9%
Equity investment gain	—	2.5	(2.5)	(100.0%)	-	1.6	(1.6)	(100.0%)
Net income	$10.4	$64.9	$(54.5)	(84.0%)	$97.0	$174.6	$(77.6)	(44.4%)

Certain of the data used in our condensed consolidated statements of income presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March		Increase/	March		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
IoT product applications	71.0%	64.1%	6.9%	72.2%	60.9%	11.3%
PC product applications	16.3%	19.2%	(2.9%)	15.5%	20.7%	(5.2%)
Mobile product applications	12.7%	16.7%	(4.0%)	12.3%	18.4%	(6.1%)
Net revenue	100.0%	100.0%	(0.0%)	100.0%	100.0%	0.0%
Gross margin	52.8%	54.0%	(1.2%)	54.5%	53.6%	0.9%
Operating expenses:
Research and development	26.9%	20.9%	6.0%	23.6%	21.6%	2.0%
Selling, general, and administrative	12.8%	9.4%	3.4%	11.4%	10.3%	1.1%
Acquired intangibles amortization	2.6%	2.6%	0.0%	2.4%	2.4%	0.0%
Restructuring costs	0.0%	2.4%	(2.4%)	0.0%	1.4%	(1.4%)
Operating income	10.5%	18.7%	(8.2%)	17.1%	17.9%	(0.8%)
Interest and other expense, net	(2.1%)	(1.4%)	(0.7%)	(2.0%)	(1.4%)	(0.6%)
Gain on sale and leaseback transaction	0.0%	1.2%	(1.2%)	0.0%	0.4%	(0.4%)
Loss on redemption of convertible notes	0.0%	0.0%	0.0%	0.0%	(0.6%)	0.6%
Income before provision for income taxes	8.4%	18.5%	(10.1%)	15.1%	16.3%	(1.2%)
Provision for income taxes	5.1%	5.2%	(0.1%)	6.5%	2.6%	3.9%
Equity investment gain	0.0%	0.5%	(0.5%)	0.0%	0.1%	(0.1%)
Net income	3.3%	13.8%	(10.5%)	8.6%	13.8%	(5.2%)

Net Revenue

Net revenue was $326.6 million for the three months ended March 2023, compared with $470.1 million for the three months ended March 2022, a decrease of $143.5 million, or 30.5%. Of this net revenue, $231.7 million, or 71.0%, was from IoT product applications, $53.3 million, or 16.3%, was from PC product applications, and $41.6 million, or 12.7%, was from Mobile product applications. Revenue decreased in all of our product applications for the three months ended March 2023. Net revenue from IoT product applications decreased as a result of lower average selling prices (which decreased 10.0%) due to product sales mix and a decrease in units sold (which decreased 14.7%). During the third quarter of fiscal 2023, net revenue from IoT product applications included $33.5 million in revenue from a license of certain of our IP, or the IP license. Although we have recognized revenue from license-based arrangements in previous fiscal years, the amount of such revenue is generally inconsequential to our consolidated financial results. Net revenue from PC product applications decreased due to a decline in units sold (which decreased 41.0%) related to certain end customers' decline in demand and desire to reduce their inventory holdings, partially offset by an increase in average selling prices (which increased 0.2%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 21.3%) as demand broadly softened for our products in the mobile market coupled with a decrease in average selling prices (which decreased 32.6%) due to our product sales mix.

Net revenue was $1,127.8 million for the nine months ended March 2023, compared with $1,263.3 million for the nine months ended March 2022, a decrease of $135.5 million, or 10.7%. Of this net revenue, $813.7 million, or 72.2%, was from IoT product applications, $175.0 million, or 15.5% was from PC product applications, and $139.1 million, or 12.3%, was from Mobile product applications. Revenue decreased in most of our product applications for the nine months ended March 2023. Net revenue from IoT product applications increased as a result of the revenue recognized from the IP license and an increase in units sold (which increased 12.1%), partially offset by lower average selling prices (which decreased 5.6%) due to product sales mix. Net revenue from PC product applications decreased due to a decline in units sold (which decreased 37.3%) partially offset by higher average selling prices (which increased 6.7%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decline in units sold (which decreased 39.1%) for Mobile product applications and lower average selling prices (which decreased 2.1%) due to our product sales mix.

Gross Margin

Gross margin as a percentage of net revenue was 52.8%, or $172.3 million, for the three months ended March 2023, compared with 54.0%, or $253.8 million, for the three months ended March 2022. The net 120 basis point decrease in gross margin for the three months ended March 2023, was primarily due to the decrease in units sold and an overall decline in average sales prices across many of our product applications, partially offset by revenue from the IP license.

Gross margin as a percentage of net revenue was 54.5% or $614.7 million, for the nine months ended March 2023, compared with 53.6%, or $677.0 million, for the nine months ended March 2022. The net 90 basis point increase in gross margin for the nine months ended March 2023, was due to a combination of revenue from the IP license, partially offset by a decrease in units sold and an overall decline in average sales prices across many of our product applications.

Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. Revenue from license-based arrangements are accretive to our gross margin.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $10.3 million to $87.9 million for the three months ended March 2023, compared with $98.2 million for the three months ended March 2022. The decrease in research and development expenses was primarily driven by a $5.9 million decrease in variable compensation costs and a $5.9 million decrease in share-based compensation costs related to our phantom stock awards. The final vesting of our phantom stock awards occurred in the second quarter of fiscal 2023 and there are no phantom stock awards outstanding. As a result, no compensation cost thereon was recorded in the third quarter of fiscal 2023 compared with $5.9 million during the same period a year ago. These decreases were partially offset by an increase in payroll related costs of $2.2 million.

Research and development expenses decreased $6.5 million to $266.7 million for the nine months ended March 2023, compared with $273.2 million for the nine months ended March 2022. The decrease in research and development expenses primarily reflected a $13.9 million decrease in variable compensation costs and a $17.9 million decrease in share-based compensation costs primarily related to our phantom stock awards. The final vesting of our phantom stock awards occurred in the second quarter of fiscal 2023 and there are no phantom stock awards outstanding. Total compensation costs associated with our phantom stock awards for the nine months ended March 2023 and March 2022 were $0.3 million and $26.6 million, respectively. These decreases were partially offset by an increase in payroll related costs of $14.4 million, an increase of $2.5 million in new product development activities, a $2.4 million increase in software license and maintenance fees, and a $2.9 million increase in charges associated with capitalized equipment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.5 million to $41.7 million for the three months ended March 2023, compared with $44.2 million for the three months ended March 2022. The decrease in selling, general, and administrative expenses primarily reflected a $3.0 million decrease in variable compensation, partially offset by a $0.4 million increase in payroll related costs and a net increase of $1.6 million in share-based compensation. The net increase in share-based compensation consisted of a $2.9 million increase associated with our equity-settled awards, partially offset by a $1.4 million decrease in share-based compensation associated with our phantom stock awards.

Selling, general, and administrative expenses decreased $1.3 million to $128.8 million for the nine months ended March 2023, compared with $130.1 million for the nine months ended March 2022. The decrease in selling, general, and administrative expenses primarily reflected a $7.4 million decrease in variable compensation, partially offset by a $3.2 million increase in payroll related costs, and a net $4.2 million increase in share-based compensation costs. The net increase in share-based compensation consisted of a $9.4 million increase associated with our equity-settled awards, partially offset by a $5.3 million decrease in share-based compensation associated with our phantom stock awards.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 8. Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net, increased by $0.3 million to $7.0 million for the three months ended March 2023, as compared to $6.7 million for the three months ended March 2022.

Interest expense on the $600 million incremental Term Loan Facility increased by $6.8 million in the third quarter of fiscal 2023 compared to the same period a year ago, as the interest rate on the Term Loan Facility increased by 465 basis points period-over-period. The interest expense on the Term Loan Facility for the three months ended March 2023 and March 2022 was $11.3 million and $4.5 million, respectively. The increase in interest expense was partially offset by an increase of $8.1 million in interest income compared to the same period a year ago and is due to the rise in interest rates period-over-period.

Interest and other expense, net, increased $3.7 million to $22.0 million for the nine months ended March 2023, as compared to $18.3 million for the nine months ended March 2022. Interest expense on the $600 million incremental Term Loan Facility increased by $20.3 million in the first three quarters of fiscal 2023 compared to the same period a year ago, as the interest rate on the Term Loan Facility increased by 465 basis points period-over-period. Additionally, the Term Loan Facility was funded in December 2021 and only included a partial amount of interest expense thereon during the first three quarters of fiscal 2022. The interest expense on the Term Loan Facility for the nine months ended March 2023 and March 2022 was $26.2 million and $5.9 million, respectively. The increase in interest expense was partially offset by an increase of $16.9 million in interest income compared to the same period a year ago and is due to the rise in interest rates period-over-period.

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

The provision for income taxes of $16.8 million and $73.3 million for the three and nine months ended March 2023, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and nine months ended March 2023, diverged from the combined U.S. federal and state statutory tax rate primarily due to tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits.

The provision for income taxes of $24.4 million and $32.3 million for the three and nine months ended March 2022, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and nine months ended March 2022, diverged from the combined U.S. federal and state statutory tax rate, primarily due to foreign income taxed at lower rates, the benefit of research credits and foreign tax credits, partially offset by foreign withholding taxes, non-deductible officer compensation, non-deductible stock-based compensation, and GILTI.

Liquidity and Capital Resources

Our cash and cash equivalents were $898.0 million as of March 2023, compared with $824.0 million as of June 2022, representing an increase of $74.0 million. The increase primarily reflected $16.3 million in proceeds from maturities of our short-term investments and $237.0 million of net cash provided by operating activities, partially offset by $52.2 million used for payroll taxes on the delivery of the underlying shares for stock-based awards, $15.5 million net cash paid to acquire Emza, $29.0 million for the purchase of property and equipment and $100.1 million for repurchases of our common stock.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of March 2023, $797.2 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without impacting our provision for income taxes.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 2023 generated $237.0 million compared with $308.4 million net cash generated during the nine months ended March 2022. For the nine months ended March 2023, the primary operating activities were adjustments for non-cash charges of $207.2 million and a net change in operating assets and liabilities of $67.2 million. The net change in operating assets and liabilities was primarily attributable to a $106.7 million decrease in accounts receivable, a $17.2 million decrease in inventories, a $80.7 million decrease in accounts payable, a $47.7 million decrease in accrued compensation and a net decrease of $67.3 in income taxes payable and other accrued liabilities.

During the nine months ended March 2023, our days sales outstanding was 60 days compared to 57 days at the same period a year ago. Our annual inventory turns decreased from five to four over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 2023 was $28.1 million compared with $469.4 million during the nine months ended March 2022. Net cash used in investing activities for the nine months ended March 2023 consisted of $15.5 net cash paid to acquire Emza and $29.0 million for purchases of property and equipment, partially offset by $16.3 million in proceeds from the maturities of our short-term investments.

Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended March 2023 was $134.2 million compared with $16.9 million provided by financing activities for the nine months ended March 2022. Net cash used by financing activities for the nine months ended March 2023 consisted of $52.2 million used for payroll taxes on the delivery of the underlying shares for share-based awards and $100.1 million used to repurchase our common stock, partially offset by $17.6 million proceeds from issuance of shares.

Common Stock Repurchase Program. As of April 2023, our board had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 2023, we purchased, net of issuances for settlement of our convertible notes, 29,117,497 shares of our common stock in the open market for an aggregate cost of

$794.6 million. During the nine months ended March 2023, we repurchased 992,876 shares of our common stock. As of March 2023, the remaining available authorization under our common stock repurchase program was $477.3 million.

Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments. For the nine months ended March 2023, we paid interest expense of $8.0 million on the Senior Notes.

Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 2023, there was no balance outstanding under the revolving credit facility.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum. For nine months ended March 2023, we repaid $4.5 million of the principal outstanding on the Term Loan Facility.

See “Note 12. Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on our outstanding debt obligations.

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

Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, anticipated cash flows from financing activities, and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, including small tuck-in acquisitions, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the continuing or worsening impact of the COVID-19 pandemic, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 2023 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,348.7	$12.5	$130.7	$128.9	$1,076.6
Leases	64.7	1.9	21.2	15.7	25.9
Purchase obligations and other commitments (2)	160.8	25.1	116.7	19.0	—
Total	$1,574.2	$39.5	$268.6	$163.6	$1,102.5

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $54.5 million. As of March 2023, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, as of March 25, 2023, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan Facility. See “Note 12. Debt” for further information. On March 16, 2023, the interest rate on our credit facilities was converted from LIBOR to SOFR, effective on our next interest rate reset date, June 5, 2023.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates and the exposures that arise during the period. As an example, a hypothetical increase or decrease in the interest rate by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $1.5 million based on the outstanding balance of our Term Loan as of March 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Although many of the restrictions and containment measures implemented by governmental authorities in response to the COVID-19 pandemic have been lifted or scaled back, some of our employees continue to work from home, or on a hybrid basis. Established business continuity plans remain in place in order to mitigate the impact to our control environment, operating procedures, data, and internal controls. The design of our processes and controls allows for remote execution with accessibility to secure data.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of March 25, 2023, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of March 2023, our Board of Directors had cumulatively authorized $1.8 billion for our common stock repurchase program, which expires at the end of July 2025. As of March 2023, the remaining amount authorized for the repurchase of our common stock was $477.3 million. During the three months ended March 2023, repurchases under our common stock repurchase program were as follows:

			Total	Maximum Dollar
			Number of Shares	Value of Shares
		Average	Purchased	that May Be
	Total	Price	as Part of	Purchased
	Number	Paid	Publicly	in the Future
	of Shares	per	Announced	Under the
Period	Purchased	Share	Program	Program
December 25, 2022 - January 21, 2023	165,114	$100.10	165,114	$486,333,385
January 22, 2023 - February 18, 2023	74,585	120.70	74,585	477,331,332
February 19, 2023 - March 25, 2023	—	—	—	477,331,332
Total	239,699

ITEM 6. EXHIBITS

10.1

Second Amendment, dated as of March 16, 2023, by and among Synaptics Incorporated, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on March 17, 2023)

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

SYNAPTICS INCORPORATED

Date: May 4, 2023	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: May 4, 2023	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer