Form 10-K
period 2023-06-24
SYNAPTICS Inc
filed 2023-08-18
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 24, 2023

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (34,662,099 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 23, 2022 of $94.15, was $3,263,436,621. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 11, 2023, there were 38,584,203 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

SYNAPTICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 24, 2023

Statement Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 24, 2023 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time-to-time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions that enable people to engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. We supply connectivity, sensors, and AI-enhanced processor solutions to original equipment manufacturers, or OEMs, that design Internet of Things (IoT) products and devices for automobiles, virtual reality, smartphones, tablets, and notebook computers. Our current served markets include Internet of Things, or IoT, personal computer, or PC, and Mobile. Our solutions either contain or consist of our wireless, voice and speech, video, fingerprint, authentication, display driver, or touch semiconductor solutions, which include our hardware, and, where applicable, firmware and software.

Our website is located at www.synaptics.com. Through our website, we make available, free of charge, all our Securities and Exchange Commission, or SEC, filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These reports are available on our website promptly after their electronic filing with the SEC. You can also read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and our Board Committee Charters. The contents of our website, including the content contained in any website addresses or links included elsewhere in this report, are not incorporated into or deemed to be a part of this report.

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report were the 52-week periods ended June 24, 2023, June 25, 2022, and June 26, 2021.

IoT Applications Market

Our IoT market solutions broadly consist of wireless connectivity (Wi-Fi, Bluetooth and global positioning system, or GPS) products, System-on-Chip, or SoC, products, display and touch integrated circuits for use in automobiles, and a wide range of audio and video products and solutions. Our products enable smart devices at the edge of a network such as smart assistant speakers, over-the-top multimedia devices, wireless speakers, voice driven intelligent devices including those integrating far-field technology, personal voice and audio products, set-top boxes, video interface solutions for docking stations, high-speed connectivity for virtual reality devices, video surveillance, voice over IP SoCs, image processing solutions for use in printers, and fax modems. In addition, our automotive solutions include over a decade of mass production experience in mature touch solutions and display drivers adapted from our mobile consumer business to meet automotive-grade quality standards.

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

PC Product Applications Market

We provide custom and semi-custom product solutions for navigation, cursor control, access to devices or applications through fingerprint authentication, and human presence detection solutions, for many of the world’s premier PC OEMs. These functions are offered as both stand-alone and integrated touch pads plus fingerprint biometric solutions and as chipsets with integrated visual sensing software algorithms. In addition to notebook applications, other PC product applications for our technology include peripherals, such as high-end keyboards and accessory touchpads.

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

We believe our existing technologies, our range of product solutions, and our emphasis on ease of use, advanced functionality, small size, low power consumption, durability, and reliability enable us to serve the markets for mobile product applications and other electronic devices.

Acquisitions

In February 2023, we completed the acquisition of certain GPS developed technology intangible assets from Broadcom. These assets expand and enhance our wireless connectivity technology product offerings to our customer base.

In October 2022, we completed the acquisition of Emza Visual Sense, Ltd., or Emza, a developer of ultra-low-power artificial intelligence visual sensing solutions. Emza's technology extends our position in Edge AI and allows us to serve the personal computing market with a solution for human presence detection, or HPD.

In December 2021, we completed our merger with DSP Group, Inc, or DSPG, a global provider of voice processing and wireless chipset solutions for converged communications. DSPG's capabilities in low power AI align with our vision of embedding more intelligence in connected devices. The addition of DSPG's Ultra Low Energy, or ULE, wireless technology and Voice over IP, or VOIP, processing solutions enhances our ability to offer and deliver differentiated solutions to our customer base.

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

Voice Over IP

Our Digital Voice Family, or DVF, of SoC products is a comprehensive solution for developing affordable, scalable and power efficient VoIP, home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging phones. DVF enables development of low-power enterprise IP, analog terminal adapters, or ATAs, and home VoIP phones that offer superb acoustic echo cancellation, high-quality HD voice, multi-line capabilities, and an enhanced user interface. Built on an open platform with multi-ARM processors running on Linux OS, DVF includes IPfonePro™, an extensive software development kit for IP phones and ATAs.

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
•
Precision capacitance measurement;
•
Display timing controllers, or TCONs.

Wireless Technology. Our wireless connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, and satellite-based GPS/GNSS mobile navigation receivers. Wi-Fi allows devices on a local area network to communicate wirelessly, adding the convenience of mobility to the utility of high-speed data networks. We offer a family of high performance, low power Wi-Fi chipsets. We offer products which incorporate the latest Wi-Fi standards such as 802.11AX, which is known as Wifi-6 and Wifi-6E. Bluetooth is a low power technology that enables direct connectivity between devices. We offer a family of Bluetooth silicon and software solutions that enable customers to easily and cost-effectively add Bluetooth functionality to virtually any device, including Bluetooth 6.0 and Bluetooth Enterprise True Wireless Stereo (TWS). These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.

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

As of the end of fiscal 2023, we employed 1,416 people in our technology, engineering, and product design functions in the United States, China, Taiwan, Japan, Israel, the United Kingdom, India, Germany, Poland, and Korea.

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

As of June 2023, we held 2,583 active patents and 569 pending patent applications worldwide that expire between 2023 and 2043. Collectively, these patents and patent applications cover various aspects of our key technologies, including those for touch sensing, voice processing, secure biometrics, display drivers, touch and display integration, docks and adapters, video interfaces, wired and wireless connectivity, audio processing, video processing, edge computing, open AI tools, and computer vision. Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

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

As of the end of fiscal 2023, we employed 399 sales and marketing professionals. We maintain customer support offices domestically and internationally, which are located in the U.S., Taiwan, China, India, Korea, Japan, United Kingdom and Switzerland. In addition, we utilize value-added resellers and sales distributors that are primarily located in the U.S., China, Korea, Japan, Taiwan and Germany.

International sales constituted nearly all of our revenue for each of fiscal 2023, 2022, and 2021. Approximately 63%, 66% and 68% of our sales in fiscal 2023, 2022 and 2021, respectively, were made to companies located in China and Taiwan that provide design and manufacturing services for major IoT, notebook computer, and mobile product applications OEMs. Our sales are almost exclusively denominated in U.S. dollars. This information should be read in conjunction with Note 15 Segment, Customers, and Geographic Information to the consolidated financial statements contained elsewhere in this report.

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

Periodically, we purchase inventory from our contract manufacturers when a customer delays its delivery schedule or cancels its order. In those circumstances in which our customer has cancelled its order and we purchase inventory from our contract manufacturers, we consider a write-down to reduce the carrying value of the inventory purchased to its net realizable value. We charge write-downs to reduce the carrying value of obsolete, slow moving, and non-usable inventory to its net realizable value and charge such write-downs to cost of revenue. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays or order cancellations. In addition, the impact of entering into long-term capacity agreements could create significant inventory write-down if the end customer demand substantially declines.

Competition

IoT

Our diverse SoC solutions integrate artificial intelligence hardware engines, video processing, far-field voice and linguistics processing products and are sold into market segments that offer significant potential growth, ranging from home automation applications, smart assistant platforms, surveillance cameras, to set-top-box/over-the-top, or STB/OTT platforms to a wide variety of embedded products in the broader IoT market. The markets for STB/OTT products, surveillance cameras, home automation, smart assistant solutions and embedded IoT products require strong technology innovation in silicon and software along with deep systems and systems engineering expertise. Our principal competition in these markets include Broadcom, MediaTek, NXP, AmLogic, and Ambarella, among others.

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

Our automotive products include touch, display driver, SmartBridge, and TDDI solutions for major automotive OEMs. Our principal competitors for these products include Focaltech, Himax, Novatek Microelectronics and Microchip. Our IoT video interface products are sold into PC and smartphone docks and wireless adapter market applications. Our principal competitors in the sale of IoT interface products are Parade, Megachips, and Realtek.

We also provide fax, modem and image processors and software solutions for printers, fax machines, point of sale terminals, and medical applications. Our principal competitors in these markets are Skyworks, Marvell, and Qbit.

PC and Mobile

Our touch, display and fingerprint-based semiconductor products are sold into markets for PC product applications, mobile product applications, and other electronic devices. The markets for touchscreen products are characterized by rapidly changing technology and intense competition. Our principal competition in the sale of touchscreen products includes Broadcom, Goodix, Focaltech, ST Micro and various other companies involved in human experience semiconductor product solutions. Our principal competitors in the sale of notebook touch pads are Cirque Corporation, Elan Microelectronics and Goodix. Our principal competitors in the sale of display driver products for mobile product applications market include Novatek Microelectronics, Samsung LSI, LX Semicon and Raydium. Our principal competitors in the sale of display driver products for virtual reality applications market include Novatek Microelectronics and Samsung LSI Our principal competitors in the sale of fingerprint authentication solutions for PC product applications markets are Egis Technology, Elan Microelectronics, and Goodix.

Corporate Social Responsibility

We strive to be a leading corporate citizen. We uphold the most ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to social and governance priorities will help enhance long-term value for our stockholders. With guidance from our Board of Directors, our management team applies an integrated methodology to financial matters, corporate governance, and corporate responsibility, leading to increased accountability, better decision making and ultimately enhanced long-term value. This focus on the environment, social, and governance, or ESG, influences the way we consider our business goals and strategies.

Environmental

In the last several years, we have improved our internal and external policies, better aligning our corporate actions with our commitment to a greener planet. We have implemented internal green programs and initiatives to reinforce our commitment to minimizing natural resource consumption, improving sustainability, disposing of end-of-life products in an environmentally safe manner, reducing waste, and increasing reuse and recycling programs company-wide. In addition, we recently completed a comprehensive review of Scope 3 GHG emissions across our Company.

We participate in the Climate Disclosure Program (CDP) and have also implemented a Supplier environmental conservation program. We have set specific goals to reduce Scope 1 and Scope 2 GHG emissions, increase the use of renewable energy, and reduce waste generation at our facilities. These goals can be found on our website at www.synaptics.com/corporate-environmental-policy. Our climate change management currently involves a focus on education, increasing internal awareness of climate change mitigation and impact reduction through on-going training and internal education.

Our Chief Information Officer, or CIO, also acts as our Chief Sustainability Officer and has responsibility for our Global Workplace Resources function and executes our climate strategy and related issues. The CIO is responsible for assessing and leading the management of climate-related risks and opportunities, elevating stakeholder concerns and guiding the implementation of climate-related policies, programs and disclosures. As a member of our senior executive team, the CIO is responsible for elevating climate topics to senior leadership and, ultimately, to the Board’s Nominations and Corporate Governance Committee and Audit Committee.

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

We support and contribute toward educational programs with the intent to help reduce social and economic inequalities. Our employees are passionate about their communities, and we support global causes that they care about and volunteer toward.

We are committed to the use of a socially responsible supply chain. We have adopted a supplier and vendor code of conduct, and businesses in our supply chain are contractually obligated to comply with and support the Responsible Business Alliance (RBA) Code of Conduct. We expect suppliers and vendors to uphold the highest standards of human rights including anti-discrimination and humane treatment, freedom of association and collective bargaining, prevention of child labor, limits on working hours, minimum fair and living wage, worker feedback and grievance systems. We expect suppliers to exercise due diligence on relevant minerals in their supply chains and to have a policy to reasonably assure that the tantalum, tin, tungsten, and gold in the products they manufacture does not directly or indirectly finance or benefit armed groups that perpetrate serious human rights abuses in the Democratic Republic of the Congo or an adjoining country. Our vendors and suppliers are also required to obtain and maintain all required health and safety permits, provide reasonable working and living conditions, have incident management systems and emergency preparedness and response protocols.

Governance

We are dedicated to supporting leading corporate governance and board practices to ensure oversight accountability and transparency in our business practices. We place a high value on ethical actions, individual integrity, and fair dealing in every aspect of what we do. Our Board of Directors is responsible for overseeing our ESG policies and practices generally. The Nominations and Corporate Governance Committee has oversight of ESG strategy and receives regular updates from management on our ESG performance. The Audit Committee provides oversight of business risks and our company’s Code of Business Conduct and Ethics. Our Board of Directors receives periodic updates from Nominations and Corporate Governance Committee and management on our ESG performance.

Accountability

Our Board of Directors and management are strongly committed to our corporate responsibility policies and will continue to regularly evaluate these policies to ensure an effective outcome and strict adherence by our employees, suppliers, vendors, and partners. We actively monitor and evaluate our internal compliance with our Code of Conduct and other corporate social responsibility policies and programs.

Human Capital

Our company has been built on the collective contributions from people of many countries, religions, and ethnic backgrounds. People are our most critical asset and are the core component behind our success. We want to attract, develop, and retain the world’s best talent.

Competition for talent in our industry is extremely intense. Our human resource strategy and programs are focused on attracting, engaging, developing and retaining this talent. We believe our company attributes differentiate us and, in part, allow us to consistently retain our employees throughout fiscal year 2023, as our attrition rate continues to be lower than benchmark data. Our employee average tenure globally is 7.6 years.

Our Board of Directors and Board committees provide oversight on certain workforce management matters including, among other aspects, management depth and strength assessment, diversity, equity, inclusion and belonging, and our employee survey results. The Audit Committee’s oversight of business risks and our company’s Code of Business Conduct and Ethics is relevant to human capital management. The Nominations and Corporate Governance Committee’s oversight of ESG strategy includes talent attraction and retention and inclusion and diversity. The Compensation Committee provides oversight of our overall compensation philosophy, policies, and programs, and assesses whether our compensation establishes appropriate incentives for executive officers and other employees.

As of June 24, 2023, we employed 1,891 employees. Our workforce is distributed globally across 16 countries with 23% of our employees located in North America, 60% located in Asia Pacific and 17% located in Europe and the Middle East, or EMEA.

Competitive Compensation and Benefits

We provide competitive benefits related to health, wellness, mental health and family resources designed to meet the needs of our diverse global workforce. We have a robust pay for performance philosophy and compensation framework to reward high performance. We align executive compensation with our corporate strategies, business objectives and the creation of long-term value for our stockholders without encouraging unnecessary or excessive risk-taking.

Engagement and Development

We strive to create exceptional employee experiences. Our focus is on creating a space for employees to do their best work and feel valued and engaged. As part of our dedication to and investment in our employees, we conduct organizational health surveys designed to assess employee engagement, leadership, work environment, and culture.

Employees have various opportunities to learn though technical, compliance and other professional trainings. We offer career advancement opportunities to our employees and are focused on leadership development. Investing in our employees and their professional development is a priority for our company.

Diversity, Equity, Inclusion and Belonging

We embrace diversity and inclusion and strive to provide a rich environment with diverse skills, backgrounds and perspectives. We strongly believe diverse teams are more innovative and productive. Our goal is to cultivate an environment that not only allows for, but also encourages, everyone to collaborate and participate equally to foster individual and company growth. As of June 2023, 20% of global employees and 38% of our board of directors identified as female. We are committed to diversity, equity and inclusion. Fiscal 2023 was a year of program development and growth around this topic including a comprehensive internal assessment, internal communications campaign, several diversity, equity, inclusion, and belonging events, and employee resource group development.

Community Impact

We believe in giving back to the communities where our employees live and work. We provide opportunities for employees to donate or volunteer their time through various programs and charitable events. Our employees regularly participate in events focused on youth and underrepresented communities.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of August 11, 2023:

Name	Age	Position
Michael Hurlston	56	President and Chief Executive Officer
Dean Butler	41	Chief Financial Officer
Saleel Awsare	58	Senior Vice President and General Manager, PC & Peripherals Divisions
John McFarland	56	Senior Vice President, General Counsel and Secretary
Vikram Gupta	54	Senior Vice President and General Manager, IoT Processors and Chief Product Officer

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

Dean Butler has been the Chief Financial Officer of our company since October 21, 2019. Prior to joining our company, Mr. Butler served as Vice President of Finance at Marvell Technology Inc. (“Marvell”) from July 2016 to October 2019. Prior to joining Marvell, he served as Controller of the Ethernet Switching Division at Broadcom from January 2015 through July 2016. Prior to joining Broadcom, Mr. Butler held senior finance positions at Maxim Integrated from May 2007 to December 2014. Mr. Butler holds a Bachelor of Business Administration degree in Finance from the University of Minnesota Duluth.

Saleel Awsare has been the Senior Vice President and General Manager of our PC and Peripherals unit since July 2020. Previously, Mr. Awsare was the Senior Vice President and General Manager of our IoT Division from April 2019 to July 2020 and the Senior Vice President of Corporate Marketing & Investor Relations from December 2018 until April 2019. Prior to joining our company as Corporate Vice President and General Manager of Audio & Imaging Products in July 2017, he was President of Conexant Systems, LLC (“Conexant”) from March 2016 to July 2017, and Senior Vice President & General Manager of Audio & Imaging from April 2012 to March 2016. Synaptics acquired Conexant in July 2017. Prior to joining Conexant, Mr. Awsare served as President of Nuvoton Technology Corporation's (“Nuvoton”) U.S. operations and General Manager of Nuvoton’s audio and voice divisions from December 2008 to March 2012. Prior to joining Nuvoton, Mr. Awsare was the Executive Vice President and General Manager of mixed signal products for Winbond Electronics Corporation America (“Winbond”). Prior to joining Winbond, Mr. Awsare was a director of engineering for Information Storage Devices. Mr. Awsare is a member of the Board of Trustees of Stevens Institute of Technology. Mr. Awsare holds a Bachelor of Science degree in Electrical Engineering from Stevens Institute of Technology and a Master of Science degree in Engineering Management from Santa Clara University.

Vikram Gupta has been the SVP and GM of IoT Processors and Chief Product Officer since January 2023. Prior to joining Synaptics, Mr. Gupta was the SVP and GM of IoT Compute and Wireless Business Lines for Infineon Technologies, where he led the integration and transformation efforts for the $1B+ multi-site business with three product lines following Infineon’s acquisition of Cypress Semiconductor, where he served as VP of Engineering of the IoT Business Unit. Prior to Cypress Semiconductor, Mr. Gupta navigated a progressive tenure with Broadcom, advancing in leadership and responsibility across both engineering and business. Earlier in his career he was a co-founder of Zeevo, a developer of system-on-chip solutions for Bluetooth and other wireless communications applications, which was ultimately purchased by Broadcom. He holds a Bachelor’s Degree in Electrical and Electronics Engineering from Birla Institute of Technology & Science in India and a Master’s Degree in Electrical Engineering from the University of Hawaii at Manoa.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to one direct customer accounted for 10% or more of our net revenue in fiscal 2023. During fiscal 2023, we had five OEM customers that integrated our products into their products representing approximately 37% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

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

We face risks related to recessions, inflation, stagflation and other macroeconomic conditions

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession, our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges, and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might prevent us from accessing preferred sources of liquidity, and causing our borrowing costs to potentially increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

In addition, we are subject to risk from inflation and increasing market prices of certain components and supplies, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components and supplies have, from time-to-time, become restricted. Additionally, general market factors and conditions have in the past, and may in the future, affect pricing of such components and supplies (such as inflation or supply chain constraints). See also, “Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or for other reasons.”

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

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or other reasons.

We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

To attract new customers or retain existing customers, we may offer certain price concessions to certain customers, which could cause our average selling prices and gross margins to decline. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect to continue to have to reduce prices of existing products in the future. Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margins than we earn in our established businesses. If we are successful in growing revenue in these markets, our overall gross margin may decline. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result may harm our financial results.

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted, for example, by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturers partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time-to-time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. Any increase in the price of components used in our products will adversely affect our gross margins.

We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet that demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers have, and others may in the future, cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, customers who have purchase commitments may not honor those commitments. Due to their inability to predict demand or other reasons during our fiscal 2023, some of our customers have accumulated excess inventories and, as a consequence, they either have deferred or they may defer future purchases of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our customer’s product development processes, which may include extensive qualification and testing of components included in their products, including ours. In many cases, they design their products to use components from multiple suppliers. This creates the risk that our customers may decide to cancel or change product plans for products incorporating our semiconductor solutions prior to completion, which makes it even more difficult to forecast customer demand. In addition, while many of our customers are subject to purchase orders or other agreements that do not allow for cancellation, there can be no assurance that these customers will honor these contract terms and cancellation of these orders may adversely affect our business operations and demand forecast which is the basis for us to have products made.

Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, supply chain disruptions have in the past, and may in the future, negatively impact the demand for our products. We have a limited ability to predict the timing of a supply chain correction. If we cannot predict future customer demand or supply chain disruptions, then we may hold excess or obsolete inventory. Moreover, significant supply chain disruption may negatively impact the timing of our product shipments and revenue shipment linearity, which may impact and extend our cash conversion cycle. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations.

If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. The risk of obsolescence and/or excess inventory is heightened for semiconductor solutions due to the rapidly changing market for these types of products. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders, or the return of previously sold products, could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

We develop complex products in an evolving marketplace and generally warrant our products for a period of 12 months from the date of delivery. Despite testing by us and our customers, defects may be found in existing or new products. We handle product quality matters sustainably by working on a one-on-one basis with our customers. We have never formally recalled a product or had a mass defect that affected an entire product line. Nevertheless, manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, defects could result in financial or other damages to our customers, causing us to incur significant warranty, support, and repair costs, and diverting the attention of our engineering personnel from key product development efforts.

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

From time-to-time, we may seek additional equity or debt financing to provide for funds required to expand our business, including through acquisitions. We cannot predict the timing or amount of any such requirements at this time. If such financing is not available to us on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. If obtained, the financing itself carries risks including the following: (i) debt financing increases expenses and must be repaid regardless of operating results; and (ii) equity financing, including the issuance of convertible notes or additional shares in connection with acquisitions, could result in dilution to existing stockholders and could adversely affect the price of our common stock.

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

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars. A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2023, approximately 13% of our costs were denominated in non-U.S. currencies, including British pounds, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, Polish zloty, Israeli New Shekel, and Swiss francs.

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

We may pursue, and from time-to-time defend, litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Litigation whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

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

In addition, we license certain technology used in and for our products from third parties. These third-party licenses are granted with restrictions, and there can be no assurances that such third-party technology will remain available to us on commercially acceptable terms. Any breach or violation of the terms and conditions specified in these license agreements could have significant adverse consequences on our operations and financial performance and may result in legal action, monetary penalties, or the termination of the license, which would impact our ability to offer certain products or services.

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

Risks Factors Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement, our 4.000% senior notes due 2029, or the Senior Notes, and other indebtedness we may incur from time-to-time.

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

Our level of indebtedness could have important consequences on our future operations, including:

•
making it more difficult for us to satisfy our payment and other obligations under the Notes, the Credit Agreement, or our other outstanding debt from time-to-time;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we lease approximately 111,000 square feet of facilities. We also have research and development functions in leased offices in California, Georgia, and Massachusetts. Our two Asia Pacific principal offices are located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions. We have a leased facility with logistics operations in Taiwan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland, and Taiwan, and leased facilities with engineering design support operations in China, France, Germany, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan, the U.K. and California, U.S.

ITEM 3. LEGAL PROCEEDINGS

We are party to various litigation matters and claims arising from time-to-time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

For further information regarding current legal proceedings, see Note 10, Indemnifications and Contingencies to the consolidated financial statements contained elsewhere in this report.

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

Stockholders

As of August 11, 2023, there were approximately 115 holders of record of our common stock. The closing price of our common stock as quoted on the Nasdaq Global Select Market as of August 11, 2023 was $89.20.

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

Issuer Purchases of Equity Securities

From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion for our common stock under our stock repurchase program, which expires in July 2025. As of the end of fiscal 2023, the remaining amount authorized for repurchase under our stock repurchase program was $893.9 million. During the three-month period ended June 24, 2023, repurchases under the stock repurchase program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 26, 2023 - April 22, 2023	—	—	—	—
April 23, 2023 - May 20, 2023	—	—	—	—
May 21, 2023 - June 24, 2023	998,942	$83.50	998,942	$893,922,447
Total	998,942

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 24, 2023 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Russell 2000 Index. The graph assumes an investment of $100 on June 30, 2018. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Russell 2000 Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Synaptics Incorporated, The Nasdaq Composite Index and The Russell 2000 Index

$300
$250
$200
$150
$100
$50
$0
6/18
6/19
6/20
6/21
6/22
6/23
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

Impact of COVID-19

Many of the restrictions and other containment measures implemented by governmental authorities in response to the COVID-19 pandemic have since been lifted or scaled back. We did not incur significant disruptions to our business or a materially negative impact on our consolidated results of operations and financial condition from the COVID-19 pandemic and our business was not severely impacted.

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

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Most of our revenue is recognized at a point in time, either on shipment or delivery of the product, depending on customer terms and conditions. We also generate revenue from license-based arrangements. We license the rights to certain of our intellectual properties to customers granting them the right to manufacture and sell licensed products. For fiscal 2023, revenue from the IoT product applications market accounted for 70.0% of our net revenue, revenue from the PC product applications market accounted for 16.0% of our net revenue, and revenue from the mobile product applications market accounted for 14.0% of our net revenue.

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

Acquisitions

Broadcom

In February 2023, we completed the acquisition of certain GPS developed technology intangible assets from Broadcom for an aggregate consideration of $30.0 million, which was paid in cash in the previous fiscal year.

Emza

On October 2022, we completed the acquisition of Emza Visual Sense, Ltd., or Emza, for total purchase consideration of $15.8 million. Emza is a developer of ultra-low-power artificial intelligence visual sensing solutions. Emza's technology extends our position in Edge AI and allows us to serve the personal computing market with a solution for human presence detection, or HPD. For further discussion of the Emza acquisition, see Note 4 Acquisitions, Divestiture and Investment included in the consolidated financial statements contained elsewhere in this report.

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

The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make assumptions and estimates about matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
Revenue Recognition
•
Inventory Valuation
•
Business Combinations
•
Income Taxes
•
Goodwill

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

Inventory Valuation

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

Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

We recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on the provisions of enacted tax law and the effects of future changes in tax laws or rates are not anticipated. Taxes payable on Global Intangible Low-Taxed Income, or GILTI, inclusions in the U.S. are recognized as a current period expense when incurred.

Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all positive and negative evidence available, including recent earnings history and taxable income in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. Using available evidence and judgment, we establish a valuation allowance for deferred tax assets when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against state research and development credits and certain capital losses of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact our tax provision in the period in which a change of assessment occurs.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards, and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits. There can be no assurance that we will accurately predict the outcome of audits, and the amounts ultimately paid on resolution of audits could be materially different than the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, results of operations, and cash flows. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition or measurement with respect to our uncertain tax positions are reflected in the period in which a change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate to be required as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Any unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which we are subject to potential examination by tax authorities throughout the world include Japan, India, Hong Kong, Israel and the United States.

The recognition and measurement of income taxes payable or refundable, and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on our income tax provision in a future period.

Goodwill

Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed in connection with business combinations. Our reporting units are at the operating segment level. Our goodwill is contained within two reporting units: IoT, and Mobile/PC.

We perform our goodwill impairment analysis in the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment, which occurs when the carrying value of a reporting unit exceeds its fair value. Significant judgment is required in estimating the fair value of our reporting units to determine if the fair values of those units exceed their carrying values and an impairment to goodwill is required when a quantitative goodwill impairment test is performed. The fair values of our reporting units are estimated using a combination of the income approach, which requires estimating the present value of expected future cash flows of a reporting unit, and the market approach, which uses various financial data and ratios of comparable companies to arrive at an estimated value for the reporting unit. Significant estimates and assumptions used in the income approach include assessments of macroeconomic conditions, projected growth rates of our reporting units in the near and long-term, expectations of our ability to execute on our roadmap, and the discount rate applied to cash flows. Significant estimates used in the market approach include the identification of comparable companies for each reporting unit, the determination of an appropriate control premium that a market participant would apply to a reporting unit, and the determination of appropriate multiples to apply to a reporting unit based on adjustments and consideration of specific attributes of that reporting unit.

Our quantitative assessment for the current year indicated that the fair value of our reporting units substantially exceeded their carrying value.

Trends and Uncertainties

Current Economic Conditions

The impact of rising rates over the course of the past 18 months has had a material impact on many sectors of the economy leading to broad-based workforce reductions, a slowing or deferral of investment in information technology spending, and increased concern of a global recession. We believe the threat of global recession is the primary driver for the slowdown in orders from our customer base that we have experienced. During fiscal 2023, we experienced a broad reduction in demand in most of our product applications as many customers and channel partners continue to consume their accumulation of inventories, combined with customer requests to delay orders. Inflation in the costs of goods and services has not had a material impact on our results of operations, but rising inflation could increase our operating expenses and reduce our net income. Further, rising interest rates have increased our borrowing costs on our variable rate Term Loan Facility, which will continue to drive an increase in interest costs in future accounting periods and potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

Results of Operations

The following sets forth certain of our consolidated statements of operations data for fiscal 2023 and 2022 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2023	2022	$ Change	% Change
IoT product applications	$946.3	$1,100.9	$(154.6)	(14.0%)
PC product applications	217.3	343.0	(125.7)	(36.6%)
Mobile product applications	191.5	295.8	(104.3)	(35.3%)
Net revenue	1,355.1	1,739.7	(384.6)	(22.1%)
Gross margin	715.9	943.1	(227.2)	(24.1%)

Operating expenses:
Research and development	351.2	367.3	(16.1)	(4.4%)
Selling, general, and administrative	175.0	168.4	6.6	3.9%
Acquired intangibles amortization	35.4	38.7	(3.3)	(8.5%)
Restructuring costs	-	18.3	(18.3)	(100.0%)
Operating income	154.3	350.4	(196.1)	(56.0%)
Interest and other income, net	27.2	3.0	24.2	806.7%
Interest expense	(55.5)	(30.2)	(25.3)	83.8%
Loss on extinguishment of debt	-	(8.1)	8.1	(100.0%)
Gain from sale and leaseback transaction	-	5.4	(5.4)	(100.0%)
Income before provision for income taxes	126.0	320.5	(194.5)	(60.7%)
Provision for income taxes	52.4	64.6	(12.2)	(18.9%)
Equity investment loss	-	1.6	(1.6)	(100.0%)
Net income	$73.6	$257.5	$(183.9)	(71.4%)

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2023 and 2022:

			Percentage
			Point
			Increase
	2023	2022	(Decrease)
IoT product applications	69.8%	63.3%	6.5%
PC product applications	16.0%	19.7%	(3.7%)
Mobile product applications	14.2%	17.0%	(2.8%)
Net revenue	100.0%	100.0%
Gross margin	52.8%	54.2%	(1.4%)

Operating expenses:
Research and development	25.9%	21.1%	4.8%
Selling, general, and administrative	12.9%	9.7%	3.2%
Acquired intangibles amortization	2.6%	2.2%	0.4%
Restructuring costs	0.0%	1.1%	(1.1%)
Operating income	11.4%	20.1%	(8.7%)
Interest and other income, net	2.0%	0.2%	1.8%
Interest expense	(4.1%)	(1.7%)	(2.4%)
Loss on extinguishment of debt	0.0%	(0.5%)	0.5%
Gain from sale and leaseback transaction	0.0%	0.3%	(0.3%)
Income before provision for income taxes	9.3%	18.4%	(9.1%)
Provision for income taxes	3.9%	3.7%	0.2%
Equity investment loss	0.0%	0.1%	(0.1%)
Net income	5.4%	14.8%	(9.4%)

Fiscal 2023 Compared with Fiscal 2022

Net Revenue.

Net revenue was $1,355.1 million for fiscal 2023 compared with $1,739.7 for fiscal 2022, a decrease of $384.6 million, or 22.1%. Of our fiscal 2023 net revenue, $946.3 million, or 69.8%, of net revenue was from the IoT product applications market, $217.3 million, or 16.0%, of net revenue was from the PC product applications market, and $191.5 million, or 14.2%, of net revenue was from the mobile product applications market. The overall decrease in net revenue for fiscal 2023 was due to demand and inventory corrections in our market areas resulting in a decrease in revenues in all our product applications. Net revenue from IoT product applications decreased $154.6 million, or 14.0%, net revenue from PC product applications decreased $125.7 million, or 36.6%, and net revenue from mobile product applications decreased $104.3 million, or 35.3%. The decrease in net revenue from IoT product applications was primarily driven by a 11.6% decrease in the units sold as well as a 2.7% decrease in average selling prices. The decrease in net revenue from PC product applications was driven by a 38.3% decrease in the units sold, partially offset by a 2.7% increase in average selling prices. The decrease in mobile product applications was driven by a 29.3% decrease in the units sold as well as a 8.4% decrease in average selling prices.

The overall decrease in our revenues in fiscal 2023 compared to fiscal 2022 is the result of a broad reduction in demand in most of our product applications as many customers and channel partners continued to consume their accumulation of inventories, combined with customer requests to delay orders and downward pressure on product pricing.

Gross Margin.

Gross margin as a percentage of net revenue was 52.8%, or $715.9 million, for fiscal 2023 compared with 54.2%, or $943.1 million, for fiscal 2022. The 140 basis point decrease in gross margin was primarily due to a decrease in units sold as well as an overall decline in average selling prices in all our product applications.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses decreased $16.1 million, to $351.2 million, for fiscal 2023 compared with fiscal 2022. The decrease in research and development expenses primarily reflected a $21.8 million decrease in variable compensation and a $17.0 million decrease in share-based compensation costs primarily related to our phantom stock awards. The final vesting of our phantom stock awards occurred in the second quarter of fiscal 2023 and there are no phantom stock awards outstanding. Total compensation costs associated with our phantom stock awards for fiscal 2023 and 2022 were $0.3 million and $27.2 million, respectively. These decreases were partially offset by an increase in payroll related costs of $17.8 million as a result of increases in headcount and an increase of $3.9 million in new product development activities.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.6 million, to $175.0 million, for fiscal 2023 compared with fiscal 2022. The increase in selling, general, and administrative expenses primarily reflected a net increase of $6.8 million in share-based compensation costs. The net increase in share-based compensation was a combination of increases in share-based compensation from equity awards granted during fiscal 2023, partially offset by decreases in phantom stock and performance-based stock awards year over year. Payroll related costs increased $4.1 million as a result of increases in headcount. The increase in selling, general and administrative expense was partially offset by a decrease of $11.2 million in variable compensation costs.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See Note 7 Goodwill and Acquired Intangible Assets to the consolidated financial statements contained elsewhere in this report.

Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations, improve efficiencies in our operational activities and gain synergies from acquisitions. These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions. There were no restructuring costs incurred during fiscal 2023. Restructuring costs incurred in fiscal 2022 were $18.3 million. See Note 16 Restructuring Activities to the consolidated financial statements contained elsewhere in this report.

Non-Operating Income.

Interest and Other Income, Net. Interest and other income, net increased $24.2 million, to $27.2 million for fiscal 2023 compared with fiscal 2022. The increase is due to higher interest rates on our cash, cash equivalents and short-term investments.

Interest Expense. Interest expense and amortization of debt issuance costs increased $25.3 million to $55.5 million during fiscal 2023 as compared to $30.2 million during fiscal 2022. Interest expense on the $600 million incremental Term Loan Facility increased by $26.0 million during fiscal 2023 compared to the same period a year ago, as the interest rate on the Term Loan Facility increased by approximately 340 basis points period-over-period. Additionally, the Term Loan Facility was funded in December 2021 and included approximately seven months of interest expense during fiscal 2022. The interest expense on the Term Loan Facility during fiscal 2023 and 2022 was $36.2 million and $10.2 million, respectively.

Loss on redemption of convertible notes. Loss on redemption of convertible notes represents the difference between fair value and the carrying value as of the redemption date of the convertible notes. The loss on redemption of convertible notes for fiscal 2022 was $8.1 million.

Gain from sale and leaseback transaction. Gain from sale and leaseback transaction represents the gain from the sale of our headquarters buildings and properties located San Jose, California in fiscal 2022. The gain from the sale and leaseback transaction for fiscal 2022 was $5.4 million.

Provision for Income Taxes. The provision for income taxes was $52.4 million and $64.6 million in fiscal 2023 and 2022, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for fiscal 2023 diverged from the combined U.S. federal and state statutory tax rate primarily due to tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits. See “Note 14 Income Taxes” to the consolidated financial statements contained elsewhere in this report for the table reconciling the provision for income taxes from the federal statutory rate for fiscal 2023, 2022 and 2021.

Fiscal 2022 Compared with Fiscal 2021.

For discussion related to the results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2022 Form 10-K, which was filed with the SEC on August 22, 2022.

Liquidity and Capital Resources

Our cash and cash equivalents were $924.7 million as of the end of fiscal 2023 compared with $824.0 million as of the end of fiscal 2022, an increase of $100.7 million. The increase primarily reflected cash flows provided by operating activities of $331.5 million, offset by $221.3 million of cash used by financing activities.

We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. As of the end of fiscal 2023, $824.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we will be able to repatriate these funds without any further impact on our tax provision.

Cash Flows from Operating Activities. For fiscal 2023, the $331.5 million in net cash provided by operating activities was primarily attributable to net income of $73.6 million plus adjustments for non-cash charges, including acquired intangibles amortization of $130.4 million, share-based compensation costs of $122.0 million, depreciation and amortization of $27.4 million, as well as other non-cash adjustments of $1.5 million, and a net change in operating assets and liabilities of $23.4 million. The net change in operating assets and liabilities related primarily to a $161.3 million decrease in accounts receivable primarily related to a decrease in sales, a decrease of $24.6 million in inventories as we continued our efforts to control inventory spend while turning over the inventories we accumulated during the first half of fiscal 2023, a decrease of $95.6 million in accounts payable due to timing of payments and a decrease of $45.4 in accrued compensation primarily related to decreases in our annual bonus accrual. Our days sales outstanding was 65 days in fiscal 2023 as compared to 61 days in fiscal 2022. Our inventory turns decreased to three times in fiscal 2023 from four times in fiscal 2022.

For fiscal 2022, the $462.7 million in net cash provided by operating activities was primarily attributable to net income of $257.5 million plus adjustments for non-cash charges, including acquired intangibles amortization of $123.5 million, share-based compensation costs of $100.8 million, depreciation and amortization of $24.0 million, as well as other non-cash adjustments of $24.2 million, and a net change in operating assets and liabilities of $18.9 million. The net change in operating assets and liabilities related primarily to an $81.1 million increase in accounts receivable, an increase of $54.2 million in inventories, an increase of $23.2 million in accounts payable, an increase of $48.6 million in income taxes payable and an increase of $17.4 million in other accrued liabilities. Our days sales outstanding was 61 days in fiscal 2022 as compared to 63 days in fiscal 2021. Our inventory turns decreased to four times in fiscal 2022 from seven times from fiscal 2021.

Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 2023 was $6.0 million and consisted primarily of $15.5 million used for the acquisition of businesses, net of cash and cash equivalents acquired, and $34.2 million used for the purchases of property and equipment; partially offset by $43.6 in proceeds from maturities and sales of our short-term investments.

Net cash used in investing activities for fiscal 2022 was $482.7 million and consisted primarily of $501.1 million used for the acquisition of businesses, net of cash and cash equivalents acquired, and $31.1 million used for the purchases of property and equipment; partially offset by proceeds from sale and leaseback transaction of $55.9 million and $24.4 million in proceeds from sales of investments.

Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2023 was $221.3 million and was primarily attributable to $183.5 million in repurchases of our common stock, $6.0 in debt repayments and $54.5 million used for payroll taxes for restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs, partially offset by $17.6 million in proceeds from issuance of shares.

Our net cash provided by financing activities for fiscal 2022 was $14.3 million and was primarily attributable to $600.0 million in proceeds from issuance of debt and $15.2 million in proceeds from issuance of shares, partially offset by $3.0 million of payment on debt, $67.3 million used for payroll taxes for restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs, and $505.6 million used for payment for redemption of convertible notes.

For discussion related to the statement of cash flows for fiscal 2021, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2021 Form 10-K, which was filed with the SEC on August 23, 2021.

Common Stock Repurchase Program. As of the end of fiscal 2023, our Board of Directors had cumulatively authorized the purchase of up to an aggregate of $2.3 billion of our common stock pursuant to our common stock repurchase program through July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2023, we purchased, net of issuances for settlement of our convertible notes, 30,116,439 shares of our common stock in the open market for an aggregate cost of $878.0 million. As of the end of fiscal 2023, the remaining available authorization under our common stock repurchase program was $893.9 million.

Senior Notes. On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, or the Indenture, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments. In fiscal 2023, we paid interest expense of $16.0 million on the Senior Notes.

Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. On July 28, 2023, we entered into the Third Amendment to our Credit Agreement, which provides that the consolidated interest coverage ratio financial covenant will only apply if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents are less than $450 million. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 2023, there was no balance outstanding under the revolving credit facility.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum, plus an applicable margin. For the year-ended June 2023, we repaid $6.0 million of the principal outstanding on the Term Loan Facility.

See “Note 8. Debt” in the Notes to the Condensed Consolidated Financial Statements for additional information on our outstanding debt obligations.

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

Contractual Obligations and Commercial Commitments. The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2023 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,339.0	$67.2	$133.8	$131.9	$1,006.1
Leases	62.0	10.3	18.3	13.3	20.1
Purchase obligations and other commitments (2)	142.7	71.2	71.5	—	—
Total	$1,543.7	$148.7	$223.6	$145.2	$1,026.2

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $43.7 million. As of the end of fiscal 2023, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recent Accounting Pronouncements

Please see "Note 1 - Organization and Summary of Significant Accounting Policies - Accounting Pronouncements Issued But Not Yet Adopted” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Foreign Currency Exchange Risk

Our total net revenue for fiscal 2023 and 2022 was denominated in U.S. dollars. Costs denominated in foreign currencies were approximately 13% of our total costs in each of fiscal years 2023 and 2022.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 12% and 2% of our accounts payable were denominated in foreign currencies in June 2023 and June 2022, respectively.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost, and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $15.5 million and our net income by approximately $19.3 million for fiscal 2023, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Interest Rate Risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short-term investments. We do not use our investment portfolio for trading or other speculative purposes. There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2023.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan. See “Note 8. Debt” for further information. A hypothetical increase in the interest rate by 1% would result in an increase in annual interest expense by approximately $6.0 million.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 24, 2023, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the COSO 2013 framework and the satisfactory completion of the remediation actions described below, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 24, 2023. The effectiveness of our internal control over financial reporting, as of June 24, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

Remediated Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the quarter ended June 24, 2023, the Company identified a material weakness in internal control related to the identification and monitoring of the sales reporting requirements of a single non-royalty bearing intellectual property license agreement. The material weakness was primarily due to ineffective risk assessment related to identifying and analyzing risks and ineffective information and communication processes related to identifying and assessing the accuracy of the information used in reporting under certain non-royalty bearing intellectual property license agreements. As a result of this lack of controls, an immaterial error in financial reporting was identified.

The Company has concluded that the material weakness described above was fully remediated as of June 24, 2023, due to the implementation of specific processes and controls to identify reporting requirements for non-royalty bearing intellectual property license agreements and to monitor the Company’s ongoing compliance with periodic sales reporting in accordance with the terms of such agreements. These controls were tested and determined to be operating effectively as of June 24, 2023.

Changes in Internal Control Over Financial Reporting

Except for the identified material weakness and remediation described above under the heading “Remediated Material Weakness,” there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 24, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. Business – Information about our Executive Officers.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

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

		Current Report on Form 8-K	December 2, 2021

10.1(c)	Second Amendment, dated as of March 16, 2023, by and among Synaptics Incorporated, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Current Report on Form 8-K	March 17, 2023

10.1(d)	Third Amendment, dated as of July 28, 2023, by and among Synaptics Incorporated, the Revolving Credit Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Current Report on Form 8-K	August 3, 2023

10.2(a)*	Synaptics Incorporated 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(b)*	Form of Restricted Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(c)*	Form of Market Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(d)*	Form of Performance Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.3(a)*	2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(b)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 29, 2020

10.3(c)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 28, 2021

10.3(d)*	Amended and Restated 2019 Equity Incentive Compensation Plan	Current Report on Form 8-K	October 27, 2022

10.3(e)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(f)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(g)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(h)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(i)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(j)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(k)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(l)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Annual Report on Form 10-K	August 22, 2022

10.4*	2019 Employee Stock Purchase Plan	Registration Statement on Form S-8	November 1, 2019

10.5(a)*	Amended and Restated 2010 Incentive Compensation Plan, as amended effective on October 30, 2018	Current Report on Form 8-K	November 1, 2018

10.5(b)*	Form of Non-Qualified Stock Option Agreement for 2010 Incentive Compensation Plan	Annual Report on Form 10-K	August 18, 2017

10.5(c)*	Form of Incentive Stock Option Agreement for 2010 Incentive Compensation Plan	Current Report on Form 8-K	October 22, 2010

10.5(d)*	Form of Deferred Stock Award Agreement for 2010 Incentive Compensation Plan	Annual Report on Form 10-K	August 18, 2017

10.5(e)*	Form of Deferred Stock Award Agreement for Market Stock Units for Amended and Restated 2010 Incentive Compensation Plan	Quarterly Report on Form 10-Q	February 8, 2018

10.5(f)*	Form of Deferred Stock Award Agreement for Performance Stock Units for Amended and Restated 2010 Incentive Compensation Plan	Quarterly Report on Form 10-Q	February 8, 2018

10.6*	Change of Control Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.7*	Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.8*	Form of Director and Officer Indemnification Agreement	Current Report on Form 8-K	May 17, 2016

10.9*	Written Description of the Synaptics Incorporated Retention Program Adopted May 6, 2019	Annual Report on Form 10-K	August 23, 2019

10.10*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston	Quarterly Report on Form 10-Q	November 17, 2019

10.11*	Employment Offer Letter, dated October 7, 2019 between the registrant and Dean Butler	Quarterly Report on Form 10-Q	February 6, 2020

10.12*	Employment Offer Letter, dated December 4, 2018 between the registrant and Saleel Awsare	Annual Report on Form 10-K	August 21, 2020

21	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1##	Section 1350 Certification of Chief Executive Officer	Furnished herewith

32.2##	Section 1350 Certification of Chief Financial Officer	Furnished herewith

101.INS Inline	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Inline

101.CAL Inline	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF Inline	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB Inline	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE Inline	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

*	Indicates a contract with management or compensatory plan or arrangement.
#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted
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

SYNAPTICS INCORPORATED

Date: August 18, 2023	By:	/s/ Michael E. Hurlston
Michael E. Hurlston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Hurlston	President and Chief Executive Officer,	August 18, 2023
Michael E. Hurlston	and Director (Principal Executive Officer)

/s/ Dean Butler	Senior Vice President and Chief Financial Officer	August 18, 2023
Dean Butler	(Principal Financial Officer)

/s/ Kermit Nolan	Corporate Vice President and Chief Accounting	August 18, 2023
Kermit Nolan	Officer (Principal Accounting Officer)

/s/ Nelson C. Chan	Chair of the Board	August 18, 2023
Nelson C. Chan

/s/ Jeffrey D. Buchanan	Director	August 18, 2023
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 18, 2023
Keith B. Geeslin

/s/ Susan Hardman	Director	August 18, 2023
Susan Hardman

/s/ Patricia Kummrow	Director	August 18, 2023
Patricia Kummrow

/s/ Vivie Lee	Director	August 18, 2023
Vivie Lee

/s/ James L. Whims	Director	August 18, 2023
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 24, 2023 and June 25, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended June 24, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 24, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 24, 2023 and June 25, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended June 24, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of inventories

As discussed in Note 1 to the consolidated financial statements, the Company held $137.2 million of inventories as of June 24, 2023 which are stated at the lower of cost or net realizable value. The Company records a write-down for excess, obsolete or unmarketable inventories based on forecasts of future demand and market conditions.

We identified the valuation of inventories associated with excess, obsolete or unmarketable inventories as a critical audit matter. A higher degree of auditor judgment was required to evaluate the Company’s estimate of net realizable value for these inventories. Specifically, there is a high degree of subjectivity in evaluating the effect of any unexpected or sudden declines in market demand which may result from changes to or cancellations of customer orders, rapid product improvements or technological advances, due to the nature of the evidence available related to these factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop the estimated net realizable value of inventory. For a selection of inventory items, we assessed the Company’s assumptions by comparing them to historical activity and demand forecasts. As part of the procedure, we considered customer communications, as well as end user and third-party publications. For a sample of inventory items, we recalculated the required write-downs and compared this to the recorded amounts. Additionally, we tested a sample of returns which resulted from quality related issues of the Company's products during the year and subsequent to period-end to evaluate if additional write-downs were warranted.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Santa Clara, California

August 18, 2023

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$924.7	$824.0
Short-term investments	9.6	52.0
Accounts receivable, net of allowance for credit losses of $5.0 and $6.0 at June 2023 and 2022, respectively	163.9	322.1
Inventories	137.2	169.7
Prepaid expenses and other current assets	36.6	35.6
Total current assets	1,272.0	1,403.4
Property and equipment, net	66.4	62.9
Goodwill	816.4	806.6
Acquired intangibles, net	298.5	390.0
Right-of-use assets	49.0	61.2
Non-current other assets	109.1	134.0
	$2,611.4	$2,858.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45.8	$141.8
Accrued compensation	45.9	90.6
Income taxes payable	54.0	79.7
Other accrued liabilities	108.4	145.3
Current portion of long-term debt	6.0	6.0
Total current liabilities	260.1	463.4

Long-term debt	972.0	975.7
Other long-term liabilities	135.9	152.6
Total liabilities	1,368.0	1,591.7

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 68,687,511 and 67,745,800 shares issued, and 38,571,072 and 39,621,179 shares outstanding, at June 2023 and 2022, respectively	0.1	0.1
Additional paid-in capital	1,009.2	924.1
Treasury stock: 30,116,439 and 28,124,621 common shares at June 2023 and 2022, respectively, at cost	(878.0)	(694.5)
Accumulated other comprehensive loss	-	(1.8)
Retained earnings	1,112.1	1,038.5
Total stockholders' equity	1,243.4	1,266.4
	$2,611.4	$2,858.1

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2023	2022	2021
Net revenue	$1,355.1	$1,739.7	$1,339.6
Cost of revenue	639.2	796.6	728.4
Gross margin	715.9	943.1	611.2
Operating expenses:
Research and development	351.2	367.3	313.4
Selling, general, and administrative	175.0	168.4	144.9
Acquired intangibles amortization	35.4	38.7	32.7
Restructuring costs	—	18.3	7.4
Gain on sale of audio technology assets	—	—	(34.2)
Total operating expenses	561.6	592.7	464.2
Operating income	154.3	350.4	147.0
Interest and other income	27.2	3.0	2.9
Interest expense	(55.5)	(30.2)	(29.5)
Loss on redemption of convertible notes	—	(8.1)	(0.3)
Gain from sale and leaseback transaction	—	5.4	—
Income before provision for income taxes and equity investment gain (loss)	126.0	320.5	120.1
Provision for income taxes	52.4	64.6	31.4
Equity investment gain (loss)	—	1.6	(9.1)
Net income	$73.6	$257.5	$79.6

Net income per share:
Basic	$1.86	$6.60	$2.29
Diluted	$1.83	$6.33	$2.08

Shares used in computing net income per share:
Basic	39.6	39.0	34.8
Diluted	40.2	40.7	38.3

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year
	2023	2022	2021
Net income	$73.6	$257.5	$79.6
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	0.6	(1.8)	—
Reclassification adjustments for losses included in net income	1.2	—	—
Other comprehensive income (loss)	1.8	(1.8)	—
Comprehensive income	$75.4	$255.7	$79.6

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income (loss)	Earnings	Equity
Balance at June 2020	65,871,648	$0.1	$1,340.2	$(1,222.6)	$—	$701.4	$819.1
Net income	—	—	—	—	—	79.6	79.6
Issuance of common stock for share-based award compensation plans	1,091,358	—	27.8	—	—	—	27.8
Payroll taxes related to net share settlement of share-based awards	—	—	(28.3)	—	—	—	(28.3)
Treasury stock issued for redemption of convertible notes	—	—	(17.5)	17.2	—	—	(0.3)
Share-based compensation attributable to acquisition	—	—	3.2	—	—	—	3.2
Share-based compensation	—	—	66.1	—	—		66.1
Balance at June 2021	66,963,006	0.1	1,391.5	(1,205.4)	—	781.0	967.2
Net income	—	—	—	—	—	257.5	257.5
Other comprehensive loss	—	—	—	—	(1.8)	—	(1.8)
Issuance of common stock for share-based award compensation plans	782,794	—	15.2	—	—	—	15.2
Treasury stock issued for redemption of convertible notes	—	—	(517.8)	510.9	—	—	(6.9)
Payroll taxes related to net share settlement of share-based awards	—	—	(67.3)	—	—	—	(67.3)
Share-based compensation attributable to acquisition	—	—	1.7	—	—	—	1.7
Share-based compensation	—	—	100.8	—	—	—	100.8
Balance at June 2022	67,745,800	0.1	924.1	(694.5)	(1.8)	1,038.5	1,266.4
Net income	—	—	—	—	—	73.6	73.6
Other comprehensive income	—	—	—	—	1.8	—	1.8
Issuance of common stock for share-based award compensation plans	941,711	—	17.6	—	—	—	17.6
Payroll taxes related to net share settlement of share-based awards	—	—	(54.5)	—	—	—	(54.5)
Common stock repurchased	—	—	—	(183.5)	—	—	(183.5)
Share-based compensation	—	—	122.0	—	—	—	122.0
Balance at June 2023	68,687,511	$0.1	$1,009.2	$(878.0)	$—	$1,112.1	$1,243.4

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities
Net income	$73.6	$257.5	$79.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	122.0	100.8	66.1
Depreciation and amortization	27.4	24.0	21.6
Acquired intangibles amortization	130.4	123.5	110.1
Gain on sale of audio technology assets	—	—	(34.2)
Gain on sale and leaseback transaction	—	(5.4)	—
Loss on redemption of convertible notes	—	8.1	0.3
Deferred taxes	(25.9)	(29.7)	(5.2)
Amortization of convertible debt discount and issuance costs	2.6	3.4	19.8
Amortization of right-of-use assets	9.7	10.8	8.6
Amortization of cost of development services	5.8	10.0	9.2
Provision for inventory excess and obsolescence	7.9	(10.9)	9.7
Equity investment (gain) loss	—	(1.6)	9.1
Foreign currency remeasurement (gain) loss	1.7	(7.6)	(2.8)
Other	(0.3)	(1.3)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	161.3	(81.1)	(25.9)
Inventories	24.6	(54.2)	43.4
Prepaid expenses and other current assets	(6.1)	6.9	(9.4)
Other assets	9.4	15.0	(8.6)
Accounts payable	(95.6)	23.2	32.2
Accrued compensation	(45.4)	5.3	14.9
Income taxes payable	(15.6)	48.6	(2.1)
Other accrued liabilities	(56.0)	17.4	(17.2)
Net cash provided by operating activities	331.5	462.7	319.2
Cash flows from investing activities
Proceeds from sale of assets	0.2	55.9	—
Acquisition of businesses, net of cash and cash equivalents acquired	(15.5)	(501.1)	(626.5)
Advance payment on intangible assets	—	(30.0)	—
Proceeds from sale of audio technology assets	—	—	34.2
Proceeds from maturity of investments	21.4	—	—
Proceeds from sale of investments	22.2	24.4	95.8
Purchase of short-term securities	—	(5.8)	—
Purchases of property and equipment	(34.2)	(31.1)	(21.1)
Receipt of liquidation payment on equity investment	0.8	—	—
Purchase of intangible assets	(0.9)	—	—
Proceeds from sale of equity method investment	—	5.0	—
Cost method investment	—	—	(5.0)
Net cash used in investing activities	(6.0)	(482.7)	(522.6)
Cash flows from financing activities
Proceeds from issuance of debt	—	600.0	400.0
Payment of debt issuance costs	—	(11.2)	(6.0)
Proceeds from issuance of shares	17.6	15.2	27.8
Payroll taxes related to net share settlement of share-based awards	(54.5)	(67.3)	(28.3)
Repurchases of common stock	(183.5)	—	—
Repayment on line of credit borrowings and debt	(6.0)	(3.0)	(100.0)
Payment for redemption of convertible notes	—	(505.6)	(19.4)
Refundable deposit paid to vendor	—	(16.6)	—
Return of deposit received from vendor and other	5.1	2.8	—
Net cash provided by (used in) financing activities	(221.3)	14.3	274.1
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(6.6)	2.2
Net increase (decrease) in cash and cash equivalents	100.7	(12.3)	72.9
Cash and cash equivalents, beginning of period	824.0	836.3	763.4
Cash and cash equivalents, end of period	$924.7	$824.0	$836.3
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$91.4	$38.3	$39.4
Cash paid for interest	$51.9	$25.0	$9.6
Supplemental disclosures of non-cash transactions
Purchases of property and equipment in current liabilities	$2.2	$3.6	$0.8
Receipt of intangible assets from advance payment made in previous fiscal year	$30.0	$—	$—

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

Basis of Presentation and Principles of Consolidation

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the first quarter, making such quarter a 14-week period. The fiscal years presented in this report were 52-week periods ended June 24, 2023, June 25, 2022, and June 26, 2021.

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

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Our cash equivalents as of the end of fiscal 2023 and 2022 consisted of bank deposits and money market funds with a fair value of $924.7 million and $824.0 million, respectively.

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

We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Some of the factors we consider include, but are not limited to, the following: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities that are required to be recognized or disclosed at fair value in the Consolidated Financial Statements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact, and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash, accounts receivable, accounts payable and accrued liabilities due to their short-term nature.

Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our bank debt is variable, which is subject to change from time-to-time to reflect a market interest rate; accordingly, the carrying value of our bank debt approximates fair value.

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

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2023 and 2022:

	2023	2022
Customer A	10%	17%
Customer B	20%	15%

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. There was $1.3 million of contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the consolidated balance sheets as of June 2023, and $1.2 million as of June 2022. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $18.7 million and $39.8 million, respectively, as of June 2023, and $27.3 million and $61.3 million, respectively, as of June 2022. Both contract liabilities and refund liabilities are presented as part of customer obligations in other accrued liabilities on our consolidated balance sheets. During fiscal 2023 and 2022, we recognized $21.9 million and $3.6 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of June 2023, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by the ASC, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue. We have elected to continue to account for collection of all taxes on a net basis.

We incur commission expense that is incremental to obtaining contracts with customers. Sales commissions (which are recorded in the selling, general and administrative expense line item in the consolidated statements of operations) are expensed when the product is shipped because such commissions are incurred after the product has been shipped.

Revenue from contracts with customers disaggregated by geographic area based on customer location and groups of similar products is presented in Note 15 Segment, Customers, and Geographical Information.

Advertising Costs

Advertising costs, if any, are expensed when incurred.

Allowance for Credit Losses

We maintain allowances for credit losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the credit loss against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional credit loss allowances may be required. At June 2023 and June 2022, the allowance for credit losses on our trade receivables was $5.0 million and $6.0 million, respectively.

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2023 and 2022, and consisted of the following (in millions):

	2023	2022
Raw materials and work-in-progress	$70.5	$92.2
Finished goods	66.7	77.5
	$137.2	$169.7

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

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the lease term or the estimated useful life of the asset.

Foreign Currency

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in our functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. These foreign currency transactions and remeasurement gains and losses, resulted in a net loss of $2.3 million in fiscal 2023, a net gain of $5.6 million in fiscal 2022 and a net loss of $1.4 million in fiscal 2021. Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of operations.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We elected not to perform the qualitative assessment and performed the quantitative goodwill impairment test in fiscal 2023. Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of our reporting units exceeded their carrying values and no goodwill impairment was recognized.

Intangible Assets

Intangible assets consist primarily of intangible assets purchased through acquisitions. Finite-lived intangible assets are amortized for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from 1 to 6 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment in the fourth quarter, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets. No impairment of long-lived assets was recognized for fiscal 2023, 2022, and 2021.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

We have elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

Other Accrued Liabilities and Other Long-Term Liabilities

As of the end of fiscal 2023 and 2022, other accrued liabilities consisted of the following (in millions):

	2023	2022
Customer obligations	$58.5	$88.6
Inventory obligations	7.0	14.1
Operating lease liabilities	9.0	7.6
Other	33.9	35.0
	$108.4	$145.3

As of the end of fiscal 2023 and 2022, other long-term accrued liabilities consisted of the following (in millions):

	2023	2022
Operating lease liabilities, long-term	$42.4	$51.5
Deferred tax liability	39.1	52.6
Income taxes payable, long-term	38.1	29.1
Other	16.3	19.4
	$135.9	$152.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation

We charge the estimated fair value less actual forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three or four years for our restricted stock units, or RSU, awards, three years for our market stock units, or MSU, awards, three years for our performance stock units, or PSU, awards, and up to one year for shares purchased under our 2019 employee stock purchase plan.

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

Product Warranty

We generally provide warranties to cover defects in workmanship, materials and manufacturing for a period of twelve months to meet the stated functionality as agreed to in each sales arrangement. Products are tested against specified functionality requirements prior to delivery, but we nevertheless from time-to-time experience claims under our warranty guarantees. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items, at the time their existence is known and the amounts are determinable.

Acquisitions

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounting Pronouncements Issued But Not Yet Adopted

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
2. Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2023, 2022, and 2021 was as follows (in millions, except per share amounts):

	2023	2022	2021
Numerator:
Net income	$73.6	$257.5	$79.6
Denominator:
Shares, basic	39.6	39.0	34.8
Effect of dilutive share-based awards and convertible notes	0.6	1.7	3.5
Shares, diluted	40.2	40.7	38.3
Net income per share:
Basic	$1.86	$6.60	$2.29
Diluted	$1.83	$6.33	$2.08

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2023, 2022, and 2021 as follows (in millions):

	2023	2022	2021
Share-based awards	0.7	0.1	—

These share-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such share-based awards combined with the average unamortized compensation costs, were greater than the average market price of our common stock, and therefore, their effect would have been antidilutive.

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock outstanding. Our diluted net income per share amounts for each period presented include

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the weighted average effect of potentially dilutive shares. We used the “treasury stock” method to determine the dilutive effect of outstanding share-based awards and convertible notes.

3. Property and Equipment

Property and equipment as of the end of fiscal 2023 and 2022 consisted of the following (in millions):

	Life	2023	2022
Computer equipment	3 - 5 years	$20.1	$19.3
Manufacturing equipment	1 - 5 years	105.9	93.3
Furniture, fixtures, and leasehold improvements	3 - 10 years	43.4	39.6
Capitalized software	3 - 7 years	22.5	24.3
Construction in progress		7.0	9.2
		198.9	185.7
Accumulated depreciation and amortization		(132.5)	(122.8)
Property and equipment, net		$66.4	$62.9

Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

4. Acquisitions

Asset Acquisition

During the third quarter of fiscal 2023, we completed the acquisition of certain developed technology intangible assets from Broadcom for an aggregate consideration of $30.0 million, which was paid in cash in the previous fiscal year. This transaction did not meet the definition of a business combination as substantially all of the fair value of the gross assets acquired was concentrated in the finite-lived developed technology intangible asset. As a result, this transaction was accounted for as an asset acquisition and the total purchase consideration was allocated to intangible assets, amortized over an estimated useful life of six years.

Emza Visual Sense, Ltd.

On October 25, 2022, we acquired all of the outstanding shares of Emza Visual Sense, Ltd., or Emza, a developer of ultra-low-power artificial intelligence visual sensing solutions, for total purchase consideration of $15.8 million. The purchase price was attributed to $0.3 million cash acquired, $8.0 million of intangible assets, $9.8 million of goodwill and $2.3 million net liabilities assumed. Goodwill recognized from the acquisition of Emza is not deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because they are not material to our consolidated results of operations, either individually or in the aggregate.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were no measurement period adjustments during fiscal 2023.

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

In-process research and development consists of advanced semiconductor telecommunications products for the Internet of Things, or IoT, market. We expect to complete the in-process research and development project in calendar year 2024.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The value of goodwill reflects the anticipated synergies of the combined operations and workforce of DSPG as of the DSPG Closing Date. None of the goodwill is expected to be deductible for income tax purposes.

Prior to the DSPG acquisition, we did not have an existing relationship or transactions with DSPG.

The consolidated financial statements include approximately $83.8 million of revenue from the DSPG Closing Date through June 2022. It is impracticable to determine the effect on net income attributable to DSPG as we completed the integration of DSPG into our ongoing operations during the third quarter of fiscal 2022.

In fiscal year 2022, we incurred $4.4 million in acquisition related costs which were recorded in selling, general and administrative expense in the consolidated statements of operations. In December 2021, we executed the Term Loan Facility agreement in the amount of $600.0 million, the proceeds of which were used to finance the DSPG acquisition and we incurred $11.2 million of debt financing costs thereon. As of June 2023, $6.0 million of the Term Loan Facility is included in short-term debt, and $585.0 million is included in long-term debt on the accompanying consolidated balance sheets. See “Note 8 – Debt” for additional information.

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

The following supplemental pro forma information presents the combined results of operations as if DSPG had been acquired as of the beginning of fiscal 2021. Pro forma adjustments used to arrive at pro forma net income included adjustments for the addition of intangible amortization expense for the value of intangibles under the purchase price allocation, adjustments to record acquired inventories at fair value, transaction and restructuring costs. The total pro forma adjustments for fiscal 2022 was an increase to net income of $5.9 million and a decrease in net income of $86.3 million in fiscal 2021. The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	2022	2021
Revenue	$1,802.6	$1,466.0
Net income (loss)	$263.4	$(6.7)

5. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at June 2023 and June 2022 (in millions):

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale.

	June 2023			June 2022
	Amortized Cost	Gross unrealized gain (loss)	Fair Value	Amortized Cost	Gross unrealized gain (loss)	Fair Value
Cash	$853.9	$—	$853.9	$811.9	$—	$811.9
Cash equivalents:
Money market funds	54.4	—	54.4	12.1	—	12.1
Treasury bills	16.4	—	16.4	—	—	—
Total cash and cash equivalents	$924.7	$—	$924.7	$824.0	$—	$824.0
Short-term investments:
Certificates of deposit	$0.2	$—	$0.2	$2.4	$—	$2.4
Corporate debt securities	6.5	(0.2)	6.3	43.7	(1.9)	41.8
Municipal bonds	3.1	—	3.1	7.9	(0.1)	7.8
Total short-term investments	$9.8	$(0.2)	$9.6	$54.0	$(2.0)	$52.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table classifies our short-term investments by contractual maturities (in millions):

	June 2023		June 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$9.8	$9.6	$21.0	$20.4
Due between 1 year to 5 years	—	—	33.0	31.6
	$9.8	$9.6	$54.0	$52.0

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

At the end of June 2023 and 2022, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	June 2023			June 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$54.4	$—	$54.4	$12.1	$—	$12.1
Treasury bills	16.4	—	16.4	—	—	—
Short-term investments:
Certificates of deposit	—	0.2	0.2	—	2.4	2.4
Corporate debt securities	—	6.3	6.3	—	41.8	41.8
Municipal bonds	—	3.1	3.1	—	7.8	7.8
Total assets	$70.8	$9.6	$80.4	$12.1	$52.0	$64.1

The above table excludes $853.9 million of cash held in our bank accounts. We did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value during fiscal 2023 and 2022 and there were no transfers in or out of our Level 1 or 2 assets during the same periods.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The carrying amounts and estimated fair values of the Senior Notes and Term Debt are as follows for the periods presented (in millions):

	June 2023		June 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$395.6	$337.2	$395.0	$326.9
Term Loan due 2028	582.4	$575.3	586.7	$575.0
	$978.0	$912.5	$981.7	$901.9

7. Goodwill and Acquired Intangible Assets

The following table presents our goodwill balance as of June 2023 and June 2022 (in millions):

	2023	2022
Beginning balance	$806.6	$570.0
Acquisition activity	9.8	236.6
Ending balance	$816.4	$806.6

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2023 and 2022 (in millions):

		2023			2022
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(150.7)	$81.2	$232.1	$(109.3)	$122.8
Customer relationships	4.1	158.2	(117.8)	40.4	170.5	(99.7)	70.8
Wireless connectivity technology	5.8	158.0	(58.0)	100.0	128.0	(33.8)	94.2
Video interface technology	3.0	82.0	(79.7)	2.3	82.0	(52.4)	29.6
Human presence detection technology	5.0	5.2	(0.7)	4.5	—	—	—
Licensed technology and other	4.4	10.8	(8.9)	1.9	9.9	(7.5)	2.4
Patents	8.0	4.4	(4.3)	0.1	4.4	(3.7)	0.7
Tradename	4.4	5.8	(4.7)	1.1	5.8	(3.3)	2.5
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles, gross	4.9	$723.3	$(424.8)	$298.5	$699.7	$(309.7)	$390.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2023, we retired fully amortized intangible assets of $20.4 million of display driver technology. During fiscal 2022, we retired fully amortized intangible assets of $21.5 million of audio and video developed technology, $12.0 million in backlog and $3.1 million in licensed technology and other.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles. The total amortization expense for the acquired intangible assets was $130.4 million in fiscal 2023, $123.5 million in fiscal 2022, and $110.1 million in fiscal 2021. This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2024	$73.8
2025	66.9
2026	53.8
2027	23.2
2028	10.6
Thereafter	3.2
To be determined	67.0
Future amortization	$298.5

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense using the effective interest method over 99 months. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes during the fiscal year ended June 2023 and 2022 was $16.6 million in each year.

Revolving Credit Facility

On March 16, 2023, we entered into a Second Amendment, or the Second Amendment, and on July 28, 2023, we entered into a Third Amendment, or the Third Amendment, to our Second Amended and Restated Credit Agreement, as amended, the Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with a SOFR-based interest rate, and the Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450 million.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 2023, there was no balance outstanding under the revolving credit facility.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, which after the Third Amendment, only applies if our cash and cash equivalents balance is less than $450 million as of the last day of any fiscal quarter. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. If our quarter-end cash and cash equivalents balance is less than $450.0 million, the interest coverage ratio must not be less than 3.50 to 1.0 as of the date of determination. As of the end of the quarter, we remain in compliance with the restrictive covenants.

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

Borrowings under the Term Loan Facility accrue interest at the SOFR, plus 2.25%, or at the Base Rate plus 1.25%, subject to a 25 basis point step-down based on total gross leverage, and subject to an Adjusted Term SOFR floor of 50 basis points. The base rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate and (iii) the one-month Adjusted Term SOFR plus 1.00%. The Term Loan Facility contains customary representations and warranties, affirmative and negative covenants and events of default, in each case consistent with the Credit Agreement. The Term Loan Facility does not contain any financial covenants.

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including, commencing June 30, 2023, an excess cash flow sweep, subject to customary step-downs and thresholds.

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense and amortization of the debt issuance costs recorded on the Term Loan Facility during fiscal 2023 and 2022 was $37.9 million and $11.2 million, respectively.

The following table presents the future principal payments related to our Senior Notes and Term Loan Facility in future fiscal years (in millions):

	Senior Notes	Term Loan Facility	Total
2024	$—	$6.0	$6.0
2025	—	6.0	6.0
2026	—	6.0	6.0
2027	—	6.0	6.0
2028	—	6.0	6.0
Thereafter	400.0	561.0	961.0
	$400.0	$591.0	$991.0

As of the end of fiscal 2023 and 2022, our total debt is presented in our consolidated balance sheet as follows (in millions):

	2023			2022
	Total debt	Issuance costs	Total debt, net of issuance costs	Total debt	Issuance costs	Total debt, net of issuance costs
Current portion of long-term debt	$6.0	$—	$6.0	$6.0	$—	$6.0
Long-term debt	985.0	(13.0)	972.0	991.0	(15.3)	975.7
	$991.0	(13.0)	$978.0	$997.0	(15.3)	$981.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate was equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which was the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement (as defined in the Convertible Notes Indenture) with a Specified Dollar Amount (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we settled or redeemed the remaining outstanding Convertible Notes for $505.6 million in cash representing the principal amount outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million which is included in Interest and other expense, net on our condensed consolidated statements of operations included elsewhere in this report.

9. Leases

Our leases primarily include our headquarters office and worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal year 2034, some of which include options to extend the lease for up to seven years. During fiscal 2023 and 2022, we recorded approximately $12.0 million and $12.7 million of operating leases expense, respectively. Our short-term leases are immaterial and we do not have finance leases.

As of the end of fiscal 2023 and 2022, the components of leases are as follows (in millions):

	2023	2022
Operating lease right-of-use assets	$49.0	$61.2
Operating lease liabilities	$9.0	$7.6
Operating lease liabilities, long-term	42.4	51.5
Total operating lease liabilities	$51.4	$59.1

Supplemental cash flow information related to leases is as follows (in millions):

	2023	2022
Cash paid for operating leases included in operating cash flows	$10.6	$12.5
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	7.3	42.5

As of the end of fiscal 2023, the weighted average remaining lease term was 7.38 years, and the weighted average discount rate was 5.15%.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2024	$10.3
2025	9.9
2026	8.4
2027	7.4
2028	5.9
Thereafter	20.2
Total future minimum operating lease payments	62.1
Less: interest	(10.7)
Total lease liabilities	$51.4

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

10. Indemnifications and Contingencies

Legal proceedings

We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

During the fourth quarter of fiscal 2023, we accrued $4.0 million in relation to a contractual dispute with a vendor.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations imposed by Delaware law, to issue up to a total of 10,000,000 shares of preferred stock in one or more series without stockholder approval. Our Board of Directors has the power to establish, from time-to-time, the number of shares to be included in each series and to fix the rights, preferences, and privileges of the shares of each wholly unissued series and any of its qualifications, limitations, or restrictions. Our Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock. As of the end of fiscal 2023, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2023 were as follows:

Stock options outstanding	3,083
Restricted stock units outstanding	1,304,926
Market stock units outstanding	227,321
Performance stock units outstanding	253,359
Awards available for grant under all share-based compensation plans	3,994,824
Reserved for future issuance	5,783,513

Treasury Stock

Our cumulative authorization of repurchases under our common stock repurchase program as of the end of fiscal 2023 was $2.3 billion expiring July 2025. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the end of fiscal 2023, we had $893.9 million of common stock remaining to be repurchased under our common stock repurchase program.

12. Share-Based Compensation

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock units, cash incentive awards, performance shares, performance stock units, and other stock-based awards. The cumulative number of shares approved under the 2019 Incentive Plan was 5,288,000. The 2019 ESPP authorizes us to provide eligible employees with an opportunity to acquire an equity interest in our company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Share-based compensation awards available for grant or issuance for each plan as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2023, were as follows:

	Awards		2019	2019
	Available	2019	Employee	Employee	2010
	Under All	Incentive	Inducement	Stock	Incentive	DSPG
	Share-Based	Compensation	Equity	Purchase	Compensation	Replacement Award
	Award Plans	Plan	Plan	Plan	Plan	Plan
Balance at June 2022	4,449,604	3,379,524	—	1,070,080	—	—
Additional shares authorized	698,000	698,000	—	—	—	—
Transferred between plans	—	5,733	—	—	(5,733)	—
Restricted stock units granted	(808,153)	(808,153)	—	—	—	—
Market stock units granted	(110,885)	(110,885)	—	—	—	—
Performance stock units granted	(157,710)	(157,710)	—	—	—	—
Performance stock units performance adjustment	141,565	142,899	(1,334)	—	—	—
Market stock units performance adjustment	(168,796)	(148,347)	(20,449)	—	—	—
Purchases under employee stock purchase plan	(172,044)	—		(172,044)	—	—
Forfeited	103,689	95,727	—	—	5,733	2,229
Plan shares no longer available for new grants	19,554	—	21,783	—	—	(2,229)
Balance at June 2023	3,994,824	3,096,788	—	898,036	—	—

Share-based compensation and the related tax benefit for our stock-based awards and our cash settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) recognized in our consolidated statements of income for fiscal 2023, 2022, and 2021 were as follows (in millions):

	2023		2022		2021
	Stock-based awards	Phantom Stock Units	Stock-based awards	Phantom Stock Units	Stock-based awards	Phantom Stock Units
Cost of revenue	$4.0	$—	$4.0	$0.2	$3.0	$0.4
Research and development	52.4	0.3	42.5	27.2	23.5	21.9
Selling, general, and administrative	65.6	0.3	54.3	4.7	39.6	4.7
Total	$122.0	$0.6	$100.8	$32.1	$66.1	$27.0
Income tax benefit on share-based compensation	$13.2		$23.1		$15.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recognize a tax benefit upon expensing certain share-based awards associated with our share-based compensation plans, including RSUs, market stock units, or MSUs, PSUs, and phantom stock units. We do not recognize a tax benefit upon expensing all or a portion of share-based awards granted to certain executive officers and certain foreign-based employees.

We compare the actual tax benefit associated with the tax deduction from share-based award activity to the hypothetical tax benefit based on the grant date fair values of the corresponding share-based awards. Tax benefit associated with excess tax deduction creditable to our income tax provision is recognized when incurred. Tax deficiency associated with a tax deduction shortfall is debited to our income tax provision when incurred.

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

Certain stock option activity for fiscal 2023 and balances as of the end of fiscal 2023 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance at June 2022	31,185	$61.50
Exercised	(27,545)	$62.10
Expired	(557)	$81.88
Balance at June 2023	3,083	$52.53	$0.1
Exercisable at June 2023	3,083	$52.53	$0.1

The aggregate intrinsic value was determined using the closing price of our common stock on the last trading day of fiscal 2023, or June 23, 2023, of $81.16.

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2023, 2022, and 2021 were as follows (in millions):

	2023	2022	2021
Cash received	$3.3	$5.3	$23.9
Aggregate intrinsic value	$1.6	$3.6	$8.6

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

RSUs granted generally vest ratably over three to four years from the vesting commencement date. Delivery of shares under the plans take place on the quarterly vesting dates. At the delivery date, we withhold shares to cover applicable statutory tax withholding for grantees subject to withholding and deliver a net quantity of shares to the grantee after such withholding. Until delivery of shares, the grantee has no rights as a stockholder with respect to any shares underlying the RSU award.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSU activity, including RSUs granted, delivered, and forfeited in fiscal 2023, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2023 were as follows:

		Average
	RSU Awards	Grant Date
	Outstanding	Fair Value
Balance at June 2022	1,220,565	$119.83
Granted	808,153	$129.14
Vested	(631,492)	$115.30
Forfeited	(92,300)	$137.60
Balance at June 2023	1,304,926	$126.50

At the end of fiscal 2023, the aggregate intrinsic value of RSUs expected to vest was $105.9 million and the number of RSU awards expected to vest is 1.3 million shares. Our closing stock price of $81.16 on the last day of trading in fiscal 2023 was used to calculate the intrinsic value for the RSUs.

The unrecognized share-based compensation cost for RSUs granted under our 2019 Incentive Plan, our 2019 Inducement Equity Plan and our 2010 Incentive Plan was approximately $122.7 million as of the end of fiscal 2023, which will be recognized over a weighted average period of approximately 1.84 years.

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

The first tranche and the second tranche can payout up to 300%, and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche, but not less than the third tranche target quantity multiplied by the final payout factor.

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

The first tranche and the second tranche can payout up to 200%, and the payout for the third tranche will be calculated based on the total target quantity for the entire grant multiplied by the payout factor, based on performance for the three-year performance period, less shares issued for the first tranche and the second tranche, but not less than the third tranche target quantity multiplied by the final payout factor.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For outstanding MSU awards granted in fiscal 2020, performance is measured based on our achievement of a specified level of TSR relative to the TSR of the S&P Semiconductor Select Industry Index, or the Index. The potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a two-to-one ratio based on our TSR performance relative to the Index.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2023, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2023 were as follows:

		Weighted
		Average
	MSU Awards	Grant Date
	Outstanding	Fair Value
Balance at June 2022	251,974	$138.51
Granted	110,885	$179.98
Performance adjustment	168,796	$—
Vested	(304,334)	$104.04
Balance at June 2023	227,321	$235.67

As a result of Synaptics achieving the 80th percentile relative to the remaining constituents in the Russell 2000 Index, we delivered 200% of the targeted shares underlying tranche one of the fiscal 2022 MSU grants. As a result of Synaptics achieving the 84th percentile relative to the remaining constituents in the Russell 2000 Index, we delivered 200% of the targeted shares underlying tranche two of the fiscal 2021 MSU grants. As a result of the Synaptics TSR outperforming the Index TSR by 84.53 percentage points for the tranche three performance period, we delivered 200% of the targeted shares underlying the fiscal 2020 MSU grants, less shares issued for the first tranche and second tranche.

At the end of fiscal 2023, the aggregate intrinsic value of MSUs expected to vest was $18.5 million and the number of MSU awards expected to vest is 0.2 million shares. Our closing stock price of $81.16 on the last day of trading in fiscal 2023 was used to calculate the intrinsic value for the MSUs.

The fair value of each MSU granted from our plans for fiscal 2023, 2022, and 2021 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2023	2022	2021
Expected volatility of company	55.22%	52.61%	53.62%
Expected volatility of Index	17.9% - 320.7%	17.4% - 581.6%	19.6% - 197.6%
Correlation coefficient	0.61	0.53	0.51
Expected life in years	2.87	2.87	2.87
Risk-free interest rate	3.24%	0.40%	0.17%
Fair value per award	$218.15 - $438.24	$284.43 - $342.89	$131.34 - $175.15

We amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $22.3 million as of the end of fiscal 2023, which will be recognized over a weighted average period of approximately 0.73 years.

Performance Stock Units

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our 2019 Incentive Plan and our 2010 Incentive Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSU awards to our executive officers and other key management team members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which, generally, are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU award. Generally, PSU awards have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of performance relative to predefined performance criteria (for PSU awards granted in fiscal 2023 and 2022, the performance criteria was based on non-GAAP earnings per share, for PSU awards granted in fiscal 2021 the performance criteria was based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses). For our fiscal 2023 PSU awards, the potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results are greater than 65% of the target with a maximum payout achieved at 135% of target.

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

PSU activity, including PSUs granted, delivered, and forfeited in fiscal 2023, and the balance and aggregate intrinsic value of PSUs as of the end of fiscal 2023 were as follows:

		Weighted
		Average
	PSU Awards	Grant Date
	Outstanding	Fair Value
Balance at June 2022	257,903	$101.50
Granted	157,710	$119.50
Performance adjustment	128,622	$—
Vested	(279,438)	$97.40
Forfeited	(11,438)	$123.12
Balance at June 2023	253,359	$125.40

We value PSUs using the aggregate intrinsic value on the grant date and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The PSU awards outstanding balance at June 2023 is based on the target grant quantity and does not include any performance adjustment of shares for completed performance periods.

At the end of fiscal 2023, the aggregate intrinsic value of PSUs expected to vest was $20.6 million and the number of PSU awards expected to vest is 0.2 million shares. Our closing stock price of $81.16 on the last day of trading in fiscal 2023 was used to calculate the intrinsic value for the PSUs.

The unrecognized share-based compensation cost of our outstanding PSUs was approximately $3.3 million as of June 2023, which will be recognized over a weighted average period of approximately 0.67 years.

Phantom Stock Units

The 2019 Incentive Plan authorized the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019. Phantom stock units were cash-settled and entitled the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vested over three years, with an annual

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vesting date of October 31 each year subsequent to the grant date. The final vesting occurred on October 31, 2022, and no phantom stock units remain outstanding under this plan.

Phantom stock activity was as follows:

		Weighted
	Phantom	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Balance as of June 2022	176,097	$42.11
Paid	(173,436)	$42.11
Forfeited	(2,661)	$42.11
Balance as of June 2023	—	$0.00

Employee Stock Purchase Plan

Our 2019 ESPP allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the FMV at the beginning of the offering period or the exercise date. Under the 2019 ESPP, the offering period extends for up to one year and includes two exercise dates occurring at six-month intervals. Under the terms of our 2019 ESPP, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period will commence.

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2023, 2022, and 2021 were as follows (in millions, except shares purchased and weighted average purchase price):

	2023	2022	2021
Shares purchased	172,044	138,502	220,389
Weighted average purchase price	$91.88	$97.90	$57.00
Cash received	$15.8	$13.6	$12.6
Aggregate intrinsic value	$2.8	$12.5	$10.3

The fair value of each award granted under our 2019 ESPP for fiscal 2023, 2022, and 2021 was based on the Black-Scholes option pricing model. The fair value per award for fiscal 2023, 2022 and 2021 was $40.70, $38.93 and $20.82, respectively.

Unrecognized share-based compensation costs for awards granted under our 2019 ESPP at the end of fiscal 2023 were approximately $6.3 million that will be amortized over the next 8 months.

13. Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the U.S. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $22,500 or $30,000 for employees who are 50 years or older. In fiscal 2023, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions. The employer matching funds vest immediately. We made matching contributions of $1.9 million, $1.7 million and $1.8 million in fiscal 2023, 2022, and 2021, respectively.

14. Income Taxes

Income/(loss) before provision for income taxes for fiscal 2023, 2022, and 2021 consisted of the following (in millions):

	2023	2022	2021
United States	$(118.2)	$(44.8)	$(21.0)
Foreign	244.2	365.3	141.1
Income before provision for income taxes	$126.0	$320.5	$120.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes for fiscal 2023, 2022, and 2021 consisted of the following (in millions):

	2023	2022	2021
Current tax expense/(benefit)
Federal	$15.8	$(0.6)	$4.1
State	0.1	—	0.1
Foreign	62.4	94.9	36.1
	78.3	94.3	40.3
Deferred tax expense/(benefit)
Federal	(12.7)	(21.8)	(0.5)
State	—	—	—
Foreign	(13.2)	(7.9)	(8.4)
	(25.9)	(29.7)	(8.9)
Provision for income taxes	$52.4	$64.6	$31.4

The provision for income taxes differs from the federal statutory rate for fiscal 2023, 2022, and 2021 as follows (in millions):

	2023	2022	2021
Provision at U.S. federal statutory tax rate	$26.4	$67.3	$25.1
State income taxes	—	—	0.1
Non-deductible share-based compensation	6.6	7.9	5.2
(Windfall)/shortfall related to share-based compensation	(1.3)	(18.1)	(3.8)
Non-deductible officer compensation	6.4	6.4	6.4
Business credits	(5.2)	(10.0)	(3.8)
Foreign tax differential	(0.5)	6.4	(6.7)
U.S. inclusion of foreign income	21.0	3.6	5.2
Deferred taxes on unremitted foreign earnings	0.3	0.7	3.5
Other differences	(1.3)	0.4	0.2
Provision for income taxes	$52.4	$64.6	$31.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-current deferred tax assets and non-current deferred tax liabilities are included in “Non-current other assets” and “Other long-term liabilities,” respectively, on our consolidated balance sheets.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2023 and 2022 consisted of the following (in millions):

	2023	2022
Deferred tax assets:
Capital loss carryforward	$34.1	$33.8
Inventory write downs	1.9	2.6
Property and equipment and intangible assets	42.1	11.7
Share-based compensation	10.3	12.0
Nondeductible interest	4.9	5.4
Lease liabilities	10.1	11.2
Business credit carryforward	45.1	62.0
Net operating loss carryforward	10.8	16.3
Other accruals	5.1	5.6
	164.4	160.6
Valuation allowance	(78.4)	(75.0)
	86.0	85.6
Deferred tax liabilities:
Property and equipment	(1.9)	(2.0)
Right-of-use assets	(9.5)	(11.5)
Unremitted foreign earnings	(14.3)	(22.1)
Acquisition intangibles	(31.4)	(45.8)
	(57.1)	(81.4)
Net deferred tax assets	$28.9	$4.2

The fiscal 2022 capital loss carryforward deferred tax asset and its corresponding valuation allowance includes a reclassification adjustment of $16.0 million to conform to the current period presentation. This reclassification had no impact on previously reported deferred tax assets.

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of the end of fiscal 2023, a valuation allowance of $78.4 million was maintained to reduce deferred tax assets primarily related to state tax credits and capital losses carryforwards that are not more likely than not to be realized through future taxable income. The net change in the valuation allowance during fiscal 2023 was an increase of $3.4 million, primarily due to an increase of unrealized deferred tax assets associated with state tax credits.

We consider most of the earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. As a result, $14.3 million of our deferred tax liability is associated with unremitted foreign earnings, which if remitted would not result in a further provision for income taxes. We continue to indefinitely reinvest $200 million on certain accumulated earnings and outside basis differences primarily related to our DSPG acquisition. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, the associated foreign tax credits would be expected to reduce the U.S. income tax liability associated with the foreign distribution or the otherwise taxable transaction. As of our fiscal 2023, assuming full utilization of the associated foreign tax credits, the potential net deferred tax liability associated with these undistributed earnings and outside basis differences would be approximately $46 million.

As of the end of fiscal 2023, we had federal, California, and foreign net operating loss carryforwards of approximately $28.7 million, $25.0 million, and $49.6 million, respectively. The federal and California net operating loss will begin to expire in fiscal 2037 and 2027, respectively, if not utilized. Most of our foreign net operating losses have no expiration date. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $16.4 million and $53.4 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2023. The federal research tax credit carryforward will begin to expire in 2029 and the state research tax credit can be carried forward indefinitely.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $13.9 million from $29.8 million in fiscal 2022 to $43.7 million in fiscal 2023. Of this amount, $33.1 million will reduce the effective tax rate on income from operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2023, 2022, and 2021 consisted of the following (in millions):

	2023	2022	2021
Beginning balance	$29.8	$22.6	$20.1
Increase in unrecognized tax benefits related to current year tax positions	13.7	7.1	5.5
Increase in unrecognized tax benefits related to prior year tax positions	2.5	5.5	—
Decrease due to effective settlement with tax authorities	(1.1)	—	—
Remeasurement of unrecognized tax benefits	(0.3)	(0.5)	—
Decrease due to statute expiration	(0.9)	(4.9)	(3.0)
Ending Balance	$43.7	$29.8	$22.6

Accrued interest and penalties increased by $0.5 million in fiscal 2023 as compared to fiscal 2022 and increased by $0.8 million in fiscal 2022 as compared to fiscal 2021. Accrued interest and penalties were $3.0 million and $2.5 million as of the end of fiscal 2023and 2022, respectively. Our policy is to classify interest and penalties, if any, as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $1.4 million to an increase of $8.8 million. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the U.S., Hong Kong SAR, Japan, Israel and the U.K. From fiscal 2017 onward, we remain subject to examination by one or more of these jurisdictions.

15. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: the IoT product applications market, the personal computing, or PC, product applications market, and the mobile, product applications market. The chief executive officer was identified as the chief operating decision maker, or CODM, and is ultimately responsible for and actively involved in the allocation of resources and the assessment of our performance. The fact that we operate in only one reportable segment is based on the following:

•
Our organizational structure is based along functional lines. Each of the functional department heads reports directly to the CODM.
•
The assessments of our performance company-wide, including assessment of our incentive compensation plan, are based largely on our operational performance and consolidated financial performance.
•
The decisions on allocation of resources and other operational decisions are made by the CODM based on his direct involvement with our operations and product development.

Net revenue within geographic areas based on our customers’ locations for fiscal 2023, 2022, and 2021, consisted of the following (in millions):

	2023	2022	2021
China	$485.0	$609.1	$524.0
Taiwan	367.4	539.4	382.6
Japan	337.7	453.1	330.7
Vietnam	61.5	11.8	3.4
Other	62.6	72.1	66.1
South Korea	35.0	39.1	28.5
United States	5.9	15.1	4.3
	$1,355.1	$1,739.7	$1,339.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net revenue from external customers for each group of similar products for fiscal 2023, 2022, and 2021 consisted of the following (in millions):

	2023	2022	2021
IoT product applications	$946.3	$1,100.9	$612.9
PC product applications	217.3	343.0	354.7
Mobile product applications	191.5	295.8	372.0
	$1,355.1	$1,739.7	$1,339.6

Long-lived assets within geographic areas as of the end of fiscal 2023 and 2022 consisted of the following (in millions):

	2023	2022
United States	$119.1	$118.1
Asia Pacific	195.8	196.4
EMEA	866.4	945.0
	$1,181.3	$1,259.5

The fiscal 2022 long-lived assets reported in the above table includes a reclassification of approximately $428.0 million to conform to the current period presentation. The reclassification relates to goodwill and intangible assets previously reported within the Asia Pacific region that are now presented within the EMEA region. This reclassification had no impact on previously reported geographic long-lived assets.

Our goodwill of $816.4 million has been allocated to two reporting units which include IoT and Mobile/PC.

Major customers’ revenue as a percentage of total net revenue for fiscal 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Customer A	10%	12%	10%
Customer B	*	13%	13%
Customer C	*	*	14%

* Less than 10%

16. Restructuring Activities

We have initiated various strategic restructuring actions primarily intended to reduce costs, gain synergies from our recent acquisitions and align our business in response to market conditions.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Years Ended
	2023	2022	2021
Balance, beginning of period	$1.4	$0.2	$6.1
Charges	—	18.3	7.4
Payments	(1.4)	(17.1)	(13.3)
Balance, end of period	$—	$1.4	$0.2

During fiscal 2023, no restructuring charges were recorded.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Subsequent Events

In July 2023, we entered into an agreement with Avago Technologies International Sales PTE. Limited, or Broadcom, to acquire certain developed technology intangible assets from Broadcom for an aggregate consideration of $130.0 million. We are still in the process of evaluating the proper accounting treatment under Topic 805 on Business Combinations.

On July 21, 2023, the IRS issued Notice 2023-55 which generally allows taxpayers to defer application of elements of the 2022 foreign tax credit final regulations, and related guidance, until 2024. In our case, foreign taxes which were creditable under the prior regulations will continue to be creditable for our fiscal 2023. As this Notice was issued subsequent to our fiscal 2023 and represents a retroactive change in tax law, we anticipate recording a discrete tax benefit in the first quarter of fiscal 2024 in the amount of approximately $12 million.