Form 10-Q
period 2023-09-30
SYNAPTICS Inc
filed 2023-11-09
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the Company had 39,199,945 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	September	June
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$801.3	$924.7
Short-term investments	23.1	9.6
Accounts receivable, net	111.2	163.9
Inventories, net	131.7	137.2
Prepaid expenses and other current assets	41.3	36.6
Total current assets	1,108.6	1,272.0
Property and equipment, net	67.4	66.4
Goodwill	816.4	816.4
Acquired intangibles, net	288.7	298.5
Right-of-use assets	47.8	49.0
Non-current other assets	219.8	109.1
	$2,548.7	$2,611.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63.9	$45.8
Accrued compensation	23.5	45.9
Income taxes payable	49.1	54.0
Other accrued liabilities	103.0	108.4
Current portion of long-term debt	6.0	6.0
Total current liabilities	245.5	260.1
Long-term debt	969.6	972.0
Other long-term liabilities	129.3	135.9
Total liabilities	1,344.4	1,368.0
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 69,299,794 and 68,687,511 shares issued, 39,183,355 and 38,571,072 shares outstanding, at September 2023 and June 2023, respectively	0.1	0.1
Additional paid-in capital	1,025.6	1,009.2
Treasury stock: 30,116,439 common shares at September 2023 and June 2023, at cost	(878.0)	(878.0)
Accumulated other comprehensive loss	0.1	—
Retained earnings	1,056.5	1,112.1
Total stockholders' equity	1,204.3	1,243.4
	$2,548.7	$2,611.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September
	2023	2022
Net revenue	$237.7	$448.1
Cost of revenue	130.6	192.4
Gross margin	107.1	255.7
Operating expenses:
Research and development	86.5	89.5
Selling, general, and administrative	42.3	44.7
Acquired intangibles amortization	5.5	9.5
Restructuring costs	8.0	—
Total operating expenses	142.3	143.7
Operating (loss) income	(35.2)	112.0
Interest and other expense, net	(5.4)	(8.3)
(Loss) income before provision for income taxes	(40.6)	103.7
Provision for income taxes	15.0	39.1
Net (loss) income	$(55.6)	$64.6
Net (loss) income per share:
Basic	$(1.43)	$1.62
Diluted	$(1.43)	$1.59
Shares used in computing net (loss) income :
Basic	38.8	39.8
Diluted	38.8	40.7

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended
	September
	2023	2022
Net (loss) income	$(55.6)	$64.6
Other comprehensive income (loss), net of tax
Unrealized income (loss) on available-for-sale-securities	0.1	(0.1)
Comprehensive (loss) income	$(55.5)	$64.5

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 2023	68,687,511	$0.1	$1,009.2	$(878.0)	$—	$1,112.1	$1,243.4
Net loss	—	—	—	—	—	(55.6)	(55.6)
Other comprehensive income	—	—	—	—	0.1	—	0.1
Issuance of common stock for share-based award compensation plans	612,283	—	8.5	—	—	—	8.5
Payroll taxes related to net share settlement of share-based awards	—	—	(25.3)	—	—	—	(25.3)
Share-based compensation	—	—	33.2	—	—	—	33.2
Balance at September 2023	69,299,794	$0.1	$1,025.6	$(878.0)	$0.1	$1,056.5	$1,204.3

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	64.6	64.6
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	483,713	—	8.5	—	—	—	8.5
Payroll taxes related to net share settlement of share-based awards	—	—	(31.4)	—	—	—	(31.4)
Common stock repurchased	—	—	—	(13.4)	—	—	(13.4)
Share-based compensation	—	—	30.5	—	—	—	30.5
Balance at September 2022	68,229,513	$0.1	$931.7	$(707.9)	$(1.9)	$1,103.1	$1,325.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September
	2023	2022
Cash flows from operating activities
Net (loss) income	$(55.6)	$64.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	33.2	30.5
Depreciation and amortization	7.2	6.2
Acquired intangibles amortization	23.3	33.0
Deferred taxes	(1.1)	5.9
Other	12.6	5.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	53.6	37.7
Inventories	(6.8)	(9.7)
Prepaid expenses and other current assets	(4.8)	(3.2)
Other assets	0.9	3.1
Accounts payable	16.7	(17.6)
Accrued compensation	(22.0)	(38.2)
Income taxes payable	(6.6)	(18.9)
Other accrued liabilities	(5.2)	(20.0)
Net cash provided by operating activities	45.4	78.5
Cash flows from investing activities
Proceeds from maturity of investments	3.2	7.7
Purchases of short-term investments	(16.6)	—
Purchases of property and equipment	(6.7)	(6.2)
Purchase of intangible assets	(13.5)	—
Advance payment on intangible assets	(116.5)	—
Other	—	0.8
Net cash provided by (used in) investing activities	(150.1)	2.3
Cash flows from financing activities
Proceeds from issuance of shares	8.5	8.5
Payroll taxes related to net share settlement of share-based awards	(25.3)	(31.4)
Repurchases of common stock	—	(13.4)
Repayment of debt	(3.0)	(1.5)
Other	1.7	2.8
Net cash used in financing activities	(18.1)	(35.0)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.0)
Net increase (decrease) in cash and cash equivalents	(123.4)	43.8
Cash and cash equivalents, beginning of period	924.7	824.0
Cash and cash equivalents, end of period	$801.3	$867.8

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and United States generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2024 is a 53-week period ending June 29, 2024, and our fiscal 2023 was a 52-week period ending on June 24, 2023. The fiscal periods presented in this report are 14-week and 13-week periods for the three months ended September 30, 2023 and September 24, 2022, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, but not limited to, those estimates related to revenue recognition, allowance for credit losses, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred tax assets and the associated valuation allowance, uncertain tax positions, goodwill, intangible assets, investments and loss contingencies. We base our estimates on historical experience, current period developments, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Prepayment of Intangible Assets and Asset Acquisition

During the first quarter of fiscal 2024, we entered into an amendment to our wireless license agreement with Avago Technologies (“Broadcom”), to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020. As of September 2023, we have not obtained control of the four technology products and, accordingly, the relative fair value of these technology products are presented as a non-current asset in our condensed consolidated balance sheet.

The technologies included in the agreement do not constitute a business and, as such, we accounted for this transaction as an acquisition of an asset in accordance with the applicable guidance when we receive control of the developed technology. Refer to “Note 4. Prepayment of Intangible Assets and Asset Acquisition” for further discussion of the transaction.

Accounting Pronouncements Recently Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities” which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. This standard is effective for fiscal years beginning after December 15, 2022. We adopted this standard in the first quarter of our fiscal 2024 and it did not have any impact on our consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We early adopted this standard in the first quarter of fiscal 2024 and it did not have any impact on our consolidated financial statements.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of September 2023, and June 2023, contract assets recorded on our condensed consolidated balance sheets were $8.2 million and $1.3, respectively. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $18.7 million and $37.2 million, respectively, as of September 2023, and $18.7 million and $39.8 million, respectively, as of June 2023. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10 Balance Sheet Components. During the three months ended September 2023 and September 2022, we recognized $2.4 million and $1.8 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of such fiscal year.

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.

3. Net Income Per Share

The computation of basic and diluted net income per share was as follows (in millions, except per share data):

	Three Months Ended
	September
	2023	2022
Numerator:
Net (loss) income	$(55.6)	$64.6
Denominator:
Shares, basic	38.8	39.8
Effect of dilutive share-based awards and convertible notes	-	0.9
Shares, diluted	38.8	40.7
Net (loss) income per share:
Basic	$(1.43)	$1.62
Diluted	$(1.43)	$1.59

Our basic net income per share amounts for each period presented have been computed using the weighted average number of shares of common stock, $0.001 par value, or the common stock, outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the "treasury stock" method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.

4. Prepayment of Intangible Assets and Asset Acquisition

During the fourth quarter of fiscal 2023, we paid an aggregate consideration of $130.0 million to Broadcom to extend the exclusivity period of certain previously acquired intangible assets for an additional three-year period and to license certain developed technology intangible assets. The developed technologies are expected to be delivered at various dates through August 2025.

The purchase consideration allocated to the extension of the exclusivity period was $13.5 million and was recorded as a developed technology intangible asset in the first quarter of fiscal 2024. This intangible asset is being amortized over its estimated economic useful life of three years. The remaining balance of the purchase consideration, totaling $116.5 million relating to the four technology products to be received at future dates, has been recorded as a prepayment of intangible assets. This prepayment is

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

classified under non-current other assets in our condensed consolidated balance sheets. Upon obtaining control of the developed technologies, the amounts recorded under non-current other assets will be reclassified as intangible assets based on their respective fair values determined as of the agreement date.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September	June
	2023	2023
Raw materials and work-in-progress	$75.4	$70.5
Finished goods	56.3	66.7
	$131.7	$137.2

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

6. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at September 2023 and June 2023 (in millions):

	September 2023
	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$323.6	$—	$323.6
Cash equivalents:
Money market funds	426.7	—	426.7
Certificates of deposit	51.0	—	51.0
Total cash and cash equivalents	$801.3	$—	$801.3
Short-term investments:
Treasury bills	$16.6	$—	$16.6
Corporate debt securities	5.6	(0.1)	5.5
Municipal bonds	1.0	—	1.0
Total short-term investments	$23.2	$(0.1)	$23.1

	June 2023
	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$853.9	$—	$853.9
Cash equivalents:
Money market funds	54.4	—	54.4
Treasury bills	16.4	—	16.4
Total cash and cash equivalents	$924.7	$—	$924.7
Short-term investments:
Certificates of deposit	$0.2	$—	$0.2
Corporate debt securities	6.5	(0.2)	6.3
Municipal bonds	3.1	—	3.1
Total short-term investments	$9.8	$(0.2)	$9.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table classifies our short-term investments by contractual maturities (in millions):

	September 2023		June 2023
	Amortized cost	Fair value	Amortized cost	Fair value
Due within 1 year	$23.2	$23.1	$9.8	$9.6
Due between 1 year to 5 years	—	—	—	—
	$23.2	$23.1	$9.8	$9.6

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

At September 2023 and June 2023, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	September 2023
	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$426.7	$—	$426.7
Certificates of deposit	—	51.0	51.0
Short-term investments:
Treasury bills	16.6	—	16.6
Corporate debt securities	—	5.5	5.5
Municipal bonds	—	1.0	1.0
Total assets	$443.3	$57.5	$500.8

(1) Excludes $323.6 million in cash held in our bank accounts as of September 2023. We did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value in this period.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 2023
	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$54.4	$—	$54.4
Treasury bills	16.4	—	16.4
Short-term investments:
Certificates of deposit	—	0.2	0.2
Corporate debt securities	—	6.3	6.3
Municipal bonds	—	3.1	3.1
Total assets	$70.8	$9.6	$80.4

(1) Excludes $853.9 million in cash held in our bank accounts as of June 2023. We did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value.

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

The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	September 2023		June 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$395.8	$328.5	$395.6	$337.2
Term Loan Facility due 2028	579.8	578.4	$582.4	$575.3
	$975.6	$906.9	$978.0	$912.5

8. Acquired Intangibles and Goodwill

Goodwill

The following table represents the change in our goodwill balance for the three and twelve month periods ended September 2023 and June 2023, respectively (in millions):

	September	June
	2023	2023
Beginning balance	$816.4	$806.6
Acquisition activity	—	9.8
Ending balance	$816.4	$816.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		September 2023			June 2023
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(158.1)	$73.8	$231.9	$(150.7)	$81.2
Customer relationships	4.1	158.2	(123.0)	35.2	158.2	(117.8)	40.4
Wireless connectivity technology	5.6	171.5	(65.6)	105.9	158.0	(58.0)	100.0
Video interface technology	3.0	82.0	(82.0)	—	82.0	(79.7)	2.3
Human presence detection technology	5.0	5.2	(1.0)	4.2	5.2	(0.7)	4.5
Licensed technology and other	4.4	10.8	(9.1)	1.7	10.8	(8.9)	1.9
Patents	8.0	4.4	(4.4)	—	4.4	(4.3)	0.1
Tradename	4.4	5.8	(4.9)	0.9	5.8	(4.7)	1.1
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles totals	4.9	$736.8	$(448.1)	$288.7	$723.3	$(424.8)	$298.5

The total amortization expense for the acquired intangible assets was $23.3 million and $33.0 million for the three months ended September 2023 and September 2022, respectively.

During the three months ended September 2023 and September 2022, $17.8 million and $23.5 million, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 2023 (in millions):

Remainder of 2024	$54.6
2025	71.4
2026	58.3
2027	23.5
2028	10.6
2029	3.3
Thereafter	—
To be determined	67.0
Future amortization	$288.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the three months ended September 2023 and September 2022, we recorded operating lease expense of approximately $2.9 million and $3.3 million, respectively. Our short-term leases are immaterial.

As of September 2023 and June 2023, the components of leases are as follows (in millions):

	September	June
	2023	2023
Operating lease right-of-use assets	$47.8	$49.0
Operating lease liabilities	$9.0	$9.0
Operating lease liabilities, long-term	40.9	42.4
Total operating lease liabilities	$49.9	$51.4

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Three Months Ended
	September
	2023	2022
Cash paid for operating leases included in operating cash flows	$2.3	$2.7
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$1.2	$1.4

As of September 2023, the weighted average remaining lease term is 7.26 years, and the weighted average discount rate is 5.19%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2024	$8.3
2025	10.0
2026	8.6
2027	7.3
2028	5.7
Thereafter	20.0
Total future minimum operating lease payments	59.9
Less: interest	(10.0)
Total lease liabilities	$49.9

10. Balance Sheet Components

Accounts receivable, net, consisted of the following (in millions):

	September	June
	2023	2023
Accounts receivable	$115.4	$168.9
Less: Allowance for credit losses	(4.2)	(5.0)
	$111.2	$163.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other non-current assets consisted of the following (in millions):

	September	June
	2023	2023
Prepayment of intangible assets	$116.5	$—
Deferred taxes	65.0	68.0
Other	38.3	41.1
	$219.8	$109.1

Other accrued liabilities consisted of the following (in millions):

	September	June
	2023	2023
Customer obligations	$56.0	$58.5
Inventory obligations	6.4	7.0
Operating lease liabilities	9.0	9.0
Other	31.6	33.9
	$103.0	$108.4

Other long-term liabilities consisted of the following (in millions):

	September	June
	2023	2023
Operating lease liabilities, long-term	$40.9	$42.4
Deferred tax liability	35.2	39.1
Income taxes payable, long-term	35.7	38.1
Other	17.5	16.3
	$129.3	$135.9

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes during the three months ended September 2023 and 2022 was $4.1 million in each period.

Revolving Credit Facility

On March 16, 2023, we entered into a Second Amendment, or the Second Amendment, and on July 28, 2023, we entered into a Third Amendment, or the Third Amendment, to our Second Amended and Restated Credit Agreement, as amended, or the Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated March 11,

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with a SOFR-based interest rate, and the Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450 million.

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 2023, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, which, after the Third Amendment, only applies if our cash and cash equivalents balance is less than $450 million as of the last day of any fiscal quarter. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. If our quarter-end cash and cash equivalents balance is less than $450.0 million, the interest coverage ratio must not be less than 3.50 to 1.0 as of the date of determination. As of September 2023, we remain in compliance with the restrictive covenants.

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

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including an excess cash flow sweep, subject to customary step-downs and thresholds.

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense and amortization of the debt

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

issuance costs recorded on the Term Loan Facility during the three months ended September 2023 and 2022 was $11.8 million and $6.9 million, respectively.

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

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards, performance shares, PSUs, and other stock-based awards. The 2019 Incentive Plan has been amended and restated, and the cumulative number of shares approved by stockholders is 6,188,000 as of October 24, 2023. The 2019 ESPP authorizes the Company to provide eligible employees with an opportunity to acquire an equity interest in the Company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

Share-Based Compensation

Share-based compensation recognized in our condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended
	September
	2023	2022
Cost of revenue	$1.1	$1.1
Research and development	15.2	14.0
Selling, general, and administrative	16.9	17.5
Total	$33.2	$32.6

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) (in millions):

	Three Months Ended
	September
	2023	2022
Research and development	$—	$1.5
Selling, general, and administrative	—	0.6
Total	$—	$2.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The final vesting of the phantom stock units occurred in October 2022, and no phantom stock units remain outstanding under this plan.

Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

Share-Based Compensation Plan Activity

Stock Options

Stock option activity was as follows:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance as of June 2023	3,083	$52.53
Exercised	(3,083)
Expired
Balance as of September 2023	—

Restricted Stock Units

RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	1,304,926
Granted	1,224,402
Vested	(454,536)
Forfeited	(69,016)
Balance as of September 2023	2,005,776	$179.4

The aggregate intrinsic value was determined using the closing price of our common stock on September 29, 2023, of $89.44.

The unrecognized share-based compensation cost of our outstanding RSUs was approximately $199.1 million as of September 2023, which will be recognized over a weighted average period of approximately 2.5 years.

Market Stock Units

An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	227,321
Granted	303,802
Delivered	(223,984)
Forfeited	(59,988)
Balance as of September 2023	247,151	$22.1

The aggregate intrinsic value was determined using the closing price of our common stock on September 29, 2023, of $89.44.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $45.4 million as of September 2023, which will be recognized over a weighted average period of approximately 1.7 years.

Performance Stock Units

A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	253,359
Granted	282,353
Delivered	(107,785)
Forfeited	(63,126)
Balance as of September 2023	364,801	$32.6

The aggregate intrinsic value was determined using the closing price of our common stock on September 29, 2023, of $89.44.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $21.7 million as of September 2023, which will be recognized over a weighted average period of approximately 1.4 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three months ended September 2023, were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	110,836
Weighted average purchase price	$75.11
Cash received	$8.3
Aggregate intrinsic value	$1.5

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The provision for income taxes of $15.0 million and $39.1 million for the three months ended September 2023 and 2022, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 2023 diverged from the combined U.S. federal and state statutory tax rate primarily due to non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, foreign income taxed at higher rates and non-deductible officer compensation. This was partially offset by research credits and a one-time benefit from prior year creditable foreign withholding taxes resulting from U.S. Treasury Notice 2023-55, which was issued in July 2023 and provided us a one-year delay of the effective date of U.S. final foreign tax credit regulations published in January 2022. The effective tax rate for the three months ended September 2022 diverged from the combined U.S. federal and state statutory tax rate primarily due to the impact of tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations published in January 2022 and the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $4.4 million during the three months ended September 2023, to $39.3 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 2023 were $3.1 million; this balance increased by $0.1 million compared to June 2023. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Israel, Japan and the United Kingdom. From fiscal 2016 onward, we remain subject to examination by one or more of these jurisdictions.

15. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. In previous reporting periods, we categorized revenues from three product categories: the IoT product market, the personal computing, or PC, product market, and the Mobile product market. Effective in the first quarter of fiscal 2024, we will now categorize our revenues in the following product categories: Core IoT, Enterprise and Automotive, and Mobile product applications. The primary reason for the change in the product group names was to align external reporting groups with the strategic focus of the Company on a go-forward basis.

A summary of our products and how they are categorized under our new product categories is as follows:

•
Core IoT: Wireless and Processor Solutions
•
Enterprise and Automotive: PC Touch Pad, PC Fingerprint, Video Interface Solutions, Enterprise Audio Solutions, Fax and Printer Solutions, Automotive Solutions
•
Mobile: Touch and Display Solutions for Mobile phone applications

Revenues for the three months ended September 2022 from our previous product categories have been reclassified in order to conform to the current period presentation as follows:

		Core IoT	Enterprise and Auto	Mobile	Total
IoT product applications	$342.7	$113.4	$229.3	$—	$342.7
PC product applications	65.2	—	65.2	—	65.2
Mobile product applications	40.2	—	—	40.2	40.2
	$448.1	$113.4	$294.5	$40.2	$448.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended
	September
	2023	2022
Enterprise and Automotive product applications	$154.8	$294.5
Core IoT product applications	38.5	113.4
Mobile product applications	44.4	40.2
	$237.7	$448.1

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September
	2023	2022
China/Hong Kong	$106.6	$114.5
Taiwan	36.9	180.7
Japan	52.6	106.3
Other	14.1	36.6
South Korea	11.7	5.6
United States	15.8	4.4
	$237.7	$448.1

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2023	2022
Customer A	*	13%
Customer B	18%	*
Customer C	11%	*

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September	June
	2023	2023

Customer A	*	10%
Customer B	13%	20%

____________________

* Less than 10%

Additionally, as of September 2023, three other customer accounts receivable balances cumulatively totaled 35% of total accounts receivable.

16. Comprehensive Income

Our comprehensive income generally consists of unrealized gains or losses on our available-for-sale securities. We recognize foreign currency remeasurement adjustments and foreign currency transaction gains and losses in our condensed consolidated statements of operations as the U.S. dollar is the functional currency of our foreign entities.

17. Restructuring Activities

In the first quarter of fiscal 2024, we initiated restructuring actions primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. As a result of this restructuring, we expect to incur approximately $10.0

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

million in restructuring charges and expect to complete the restructuring by the end of fiscal 2024. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Three Months Ended
	September
	2023	2022

Balance, beginning of period	$—	$1.4
Charges	8.0	—
Payments	(6.0)	(1.2)
Balance, end of period	$2.0	$0.2

During the three months ended September 2023, the restructuring and related charges of $8.0 million was primarily attributable to severance and employee-related benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; regional instabilities and hostilities (including the war in Israel) and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 24, 2023, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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

Acquisitions

Broadcom

In July 2023, we entered into a transaction with Broadcom to extend the exclusivity period of certain developed technologies, and to license certain technology assets for an aggregate consideration of $130.0 million, which was paid in cash in the first quarter of fiscal 2024.

Emza

On October 25, 2022, we acquired all of the outstanding shares of Emza for total purchase consideration of $15.8 million, which was paid in cash. The results of Emza are included in our condensed consolidated financial statements for the periods from October 25, 2022.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended September 2023, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

Trends and Uncertainties

Current Economic Conditions

The frequency and amplitude in which central banks raise interest rates has subsided relative to the first half of calendar year 2023, but the impact has had a material effect on many sectors of the economy leading to broad-based workforce reductions, a slowing or deferral of investment in information technology spending, and increased concern of a global recession. We believe the threat of global recession is the primary driver for the slowdown in orders from our customer base. During the quarter, we continued to experience a broad reduction in demand in most of our product applications as many customers and channel partners continue to consume their accumulation of inventories, combined with customer requests to delay orders. We continue to believe that the demand slowdown is temporary, but the rebound in demand is likely to extend beyond calendar 2023, and potentially beyond 2024. In addition, although we currently do not believe inflation in the costs of goods and services will have a material impact on our results of operations, it is possible that rising inflation could increase our operating expenses and reduce our net income. Further, rising interest rates have increased our borrowing costs on our variable rate Term Loan Facility, which will continue to drive an increase in interest costs in future accounting periods and potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

The War between Israel and Hamas

The uncertainty resulting from the war in Israel and the threat for expansion of the war could result in some of our customers delaying purchases from us. Although our employees in this office have the ability to work remotely and business continuity plans are in place to address any medium- or long-term disruptions that could result from the closure of this office, the office closure and general effects of employees operating in a region at war could have a negative impact on our operations. Further, a number of our employees in Israel are members of the military reserves subject to activation in response to the war. Following the terrorist attacks in Israel in October 2023, a number of our employees have been activated for military duty, and additional employees may be activated if the war in Israel continues. While we also have business continuity plans in place to address the safety of our employees and to continue product development in the event of reduced employee availability in the region during the war, it could affect the timing of projects in the short-term as work is shifted to other team members where necessary.

Results of Operations

In the first quarter of fiscal 2024, we changed the classification of our product categories to more closely align with the strategic focus of the Company. Certain reclassifications have been made to the prior period revenue presentation to conform to the current period revenue presentation. Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September
	2023	2022	$ Change	% Change
Enterprise and Automotive product applications	$154.8	$294.5	$(139.7)	(47.4%)
Core IoT product applications	38.5	113.4	(74.9)	(66.0%)
Mobile product applications	44.4	40.2	4.2	10.4%
Net revenue	237.7	448.1	(210.4)	(47.0%)
Gross margin	107.1	255.7	(148.6)	(58.1%)
Operating expenses:
Research and development	86.5	89.5	(3.0)	(3.4%)
Selling, general, and administrative	42.3	44.7	(2.4)	(5.4%)
Acquired intangibles amortization	5.5	9.5	(4.0)	(42.1%)
Restructuring costs	8.0	—	8.0	100%
Operating (loss) income	(35.2)	112.0	(147.2)	(131.4%)
Interest and other expense, net	(5.4)	(8.3)	2.9	34.9%
(Loss) income before provision for income taxes	(40.6)	103.7	(144.3)	(139.2%)
Provision for income taxes	15.0	39.1	(24.1)	(61.6%)
Net (loss) income	$(55.6)	$64.6	$(120.2)	(186.1%)

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point
	September		Increase/
	2023	2022	(Decrease)
Enterprise and Automotive product applications	65.1%	65.7%	(0.6%)
Core IoT product applications	16.2%	25.3%	(9.1%)
Mobile product applications	18.7%	9.0%	9.7%
Net revenue	100.0%	100.0%	0.0%
Gross margin	45.1%	57.1%	(12.0%)
Operating expenses:
Research and development	36.4%	20.0%	16.4%
Selling, general, and administrative	17.8%	10.0%	7.8%
Acquired intangibles amortization	2.3%	2.1%	0.2%
Restructuring costs	3.4%	0.0%	3.4%
Operating (loss) income	(14.8%)	25.0%	(39.8%)
Interest and other expense, net	(2.3%)	(1.9%)	(0.4%)
(Loss) income before provision for income taxes	(17.1%)	23.1%	(40.2%)
Provision for income taxes	6.3%	8.7%	(2.4%)
Net (loss) income	(23.4%)	14.4%	(37.8%)

Net Revenue

Net revenue was $237.7 million for the three months ended September 2023, compared with $448.1 million for the three months ended September 2022, a decrease of $210.4 million, or 47.0%. Of this net revenue, $154.8 million, or 65.1%, was from Enterprise and Automotive product applications, $44.4 million, or 18.7%, was from Mobile product applications, and $38.5 million, or 16.2%, was from Core IoT product applications. Revenue decreased in most of our product applications for the three months ended September 2023. Net revenue from Enterprise and Automotive product applications decreased as a result of lower average selling prices (which decreased 16.2%) due to product sales mix and a decrease in units sold (which decreased 37.3%). The decrease in revenue from Enterprise and Automotive product applications was partially offset by $27.0 million in revenue from a license of certain of our IP, or the IP license. Net revenue from Mobile product applications increased due to an increase in units sold (which increased 131.6%), as demand increased for our products in the mobile market, partially offset by a decrease in average selling prices (which decreased 52.3%) due to our product sales mix. Net revenue from Core IoT product applications decreased due to a decline in units sold (which decreased 70.7%) related to certain end customers' decline in demand and desire to reduce their inventory holdings, partially offset by an increase in average selling prices (which increased 15.7%) due to our product sales mix.

Gross Margin

Gross margin as a percentage of net revenue was 45.1%, or $107.1 million, for the three months ended September 2023, compared with 57.1%, or $255.7 million, for the three months ended September 2022. The net 1,200 basis point decrease in gross margin for the three months ended September 2023 was primarily due to an increase in the excess obsolescence reserve during the first quarter of fiscal 2024 and an overall decline in average sales prices across many of our product applications, partially offset by revenue from the IP license.

Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. Under most circumstances, revenue from license-based arrangements are accretive to our gross margin.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $3.0 million to $86.5 million for the three months ended September 2023, compared with $89.5 million for the three months ended September 2022. The decrease in research and development expenses was primarily driven by a $3.4 million decrease in variable compensation costs and a $2.5 million decrease in amortization of prepaid development costs that were fully amortized at the end of fiscal 2023, partially offset by an increase in product development spend of $2.0 million and the reflection of one additional week in the current period compared to the same period a year ago.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.4 million to $42.3 million for the three months ended September 2023, compared with $44.7 million for the three months ended September 2022. The decrease in selling, general, and administrative expenses primarily reflected a $1.7 million decrease in variable compensation and a $1.4 million favorable impact from exchange rates on foreign currencies, partially offset by a $1.2 million increase in professional services.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see Note 8. Acquired Intangibles and Goodwill to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments. Interest and other expense, net, decreased by $2.9 million to $5.4 million for the three months ended September 2023, as compared to $8.3 million for the three months ended September 2022.

Interest expense on the $600 million incremental Term Loan Facility increased by $4.9 million in the first quarter of fiscal 2024 compared to the same period a year ago, as the interest rate on the Term Loan Facility increased by 338 basis points period-over-period. The interest expense and amortization of debt issuance costs on the Term Loan Facility for the three months ended September 2023 and 2022 were $11.8 million and $6.9 million, respectively. The increase in interest expense was partially offset by an increase of $7.6 million in interest income compared to the same period a year ago and is due to the rise in interest rates period-over-period.

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

See “Note 14. Income Taxes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on our provision for income taxes.

Liquidity and Capital Resources

Our cash and cash equivalents were $801.3 million as of September 2023, compared with $924.7 million as of June 2023, representing a decrease of $123.4 million. The decrease is primarily related to a prepayment of intangible assets of $130.0 million paid to Broadcom.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of September 2023, $765.0 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without impacting our provision for income taxes.

Cash Flows from Operating Activities. Operating activities during the three months ended September 2023 generated $45.4 million compared with $78.5 million net cash generated during the three months ended September 2022. For the three months ended September 2023, the primary operating activities were adjustments for non-cash charges of $75.2 million and a net change in operating assets and liabilities of $25.8 million. The net change in operating assets and liabilities was primarily attributable to a $53.6 million decrease in accounts receivable primarily related to a decrease in sales and payment in advance from some of our customers, a $6.8 million decrease in inventories as we continue our efforts to control inventory spend while turning over the inventories we accumulated during the first half of fiscal 2023 and a $22.0 million decrease in accrued compensation primarily related to payment of our annual bonus in the first quarter of fiscal 2024, partially offset by a $16.7 million increase in accounts payable due to the timing of payments made to our vendors.

During the three months ended September 2023, our days sales outstanding was 42 days compared to 57 days at the same period a year ago. Our annual inventory turns decreased from four to three over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the three months ended September 2023 was $150.1 million compared with cash provided by investing activities of $2.3 million during the three months ended September 2022. Net cash used in investing activities for the three months ended September 2023 consisted of $130.0 million paid to Broadcom as a prepayment to acquire developed technologies and to extend the exclusivity for certain products for an additional three-year period, $16.6 million to purchase short-term investments and $6.7 million for purchases of property and equipment, partially offset by $3.2 million in proceeds from the maturities of our short-term investments.

Cash Flows from Financing Activities. Cash used in financing activities for the three months ended September 2023 was $18.1 million compared with $35.0 million used by financing activities for the three months ended September 2022. Net cash used by financing activities for the three months ended September 2023 consisted of $25.3 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by $8.5 million proceeds from issuance of shares.

Common Stock Repurchase Program. As of April 2023, our board had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 2023, we purchased, net of issuances for settlement of our convertible notes, 30,116,439 shares of our common stock in the open market for an aggregate cost of $878.0 million. During the three months ended September 2023, we did not repurchase shares of our common stock. As of September 2023, the remaining available authorization under our common stock repurchase program was $893.9 million.

Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. For the three months ended September 2023, we did not pay any interest on the Senior Notes.

Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment, and on July 28, 2023, we entered into the Third Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. The Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450 million. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 2023, there was no balance outstanding under the revolving credit facility.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum. For three months ended September 2023, we repaid $3.0 million of the principal outstanding on the Term Loan Facility.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of September 2023 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,313.5	$41.7	$133.8	$131.9	$1,006.1
Leases	59.9	8.3	18.6	13.0	20.0
Purchase obligations and other commitments (2)	153.1	71.0	82.1	—	—
Total	$1,526.5	$121.0	$234.5	$144.9	$1,026.1

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $39.3 million. As of September 2023, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, as of September 30, 2023, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan Facility. See “Note 12. Debt” for further information.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates and the exposures that arise during the period. As an example, a hypothetical increase or decrease in the interest rate by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $1.5 million based on the outstanding balance of our Term Loan as of September 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of September 30, 2023, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, cash flows, liquidity and results of operations could adversely impact our business. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. Therefore, you should not consider the following discussion to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related to Our Markets and Customers

We currently depend on our solutions for the Core IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.

We currently depend on our solutions for the Core IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue. Any downturn in sales of our products into any of these markets would adversely affect our business, revenue, operating results, and financial condition. Similarly, a softening of demand in any of these markets, or a slowdown of growth in any of these markets because of changes in customer preferences, the emergence of applications not including our solutions, or other factors would cause our business, operating results, and financial position to suffer.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to two customers accounted for 29% of our net revenue in the first quarter of fiscal 2024. During the first quarter of fiscal 2024, we had five OEM customers that integrated our products into their products representing approximately 40% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

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

Our product solutions may not be successful in new markets. Various target markets for our product solutions, such as Core IoT, may develop slower than anticipated or could utilize competing technologies. The markets for certain of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products.

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

In addition to maintaining and expanding our customer relationships, we must also identify areas of significant growth potential in other markets, establish relationships with OEMs in those markets, and assist those OEMs in developing products that incorporate our solutions. Our failure to identify potential growth opportunities in the markets in which we operate, particularly in the Core IoT market, or our failure to establish and maintain relationships with OEMs in those markets, would prevent our business from growing in those markets.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers have, and others may in the future, cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, customers who have purchase commitments may not honor those commitments. Due to their inability to predict demand or other reasons during our fiscal 2024, some of our customers have accumulated excess inventories and, as a consequence, they either have deferred or they may defer future purchases of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management.

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

Conditions in Israel may materially and adversely affect our business.

We have employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of our offices in Israel for several days. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect our business, results of operations, financial condition, cash flows and prospects. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

Our operations could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Some of our employees in Israel are obliged to perform military reserve duty, and in certain emergency circumstances, employees may be called to immediate and unlimited active duty. In response to the terrorist attacks in October 2023, a number of our employees in Israel have been activated for military duty and additional employees may be activated if the war in Israel continues. While we have business continuity plans in place to address the safety of our employees and to continue product development in the event of reduced employee availability in the region during the war, any of the foregoing circumstances could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

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

In connection with the expansion and diversification of our product and customer base, we may increase our personnel and make other expenditures to meet demand for our expanding product offerings, including offerings in the Core IoT market, the Enterprise and Automotive applications market, and the Mobile product applications market. Any increase in expenses or investments in infrastructure and facilities in anticipation of future orders that do not materialize would adversely affect our profitability. Our customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and the resources of our contract manufacturers. An inability to quickly expand our development, design or production capacity or an inability of our third-party manufacturers to quickly expand development, design, or production capacity to meet this customer demand could result in a decrease to our revenue or operating results. If we cannot manage our growth effectively, our business and operating results could suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion of our common stock under our stock repurchase program, which will expire at the end of July 2025. As of September 2023, the remaining amount authorized for the repurchase of our common stock was $893.9 million. During the three months ended September 2023, we did not repurchase any shares under our common stock repurchase program.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described below:

On July 20, 2023, Dean Butler, our Senior Vice President and Chief Financial Officer, terminated his 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) originally adopted on August 24, 2022, for the sale of up to 14,659 shares of the Company’s common stock until August 24, 2023, of which 1,443 shares remain unsold at the date his 10b5-1 arrangement was terminated.

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

10.1

Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan, effective October 24, 2023 (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2023)

10.2

Third Amendment to the Second Amended and Restated Credit Agreement, dated as of July 28, 2023, by and among Synaptics Incorporated, the Revolving Credit Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 3, 2023)

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

SYNAPTICS INCORPORATED

Date: November 9, 2023	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer
Date: November 9, 2023	By:	/s/ Kermit Nolan
	Name:	Kermit Nolan
	Title:	Corporate Vice President and Chief Accounting Officer