Form 10-Q
period 2023-12-30
SYNAPTICS Inc
filed 2024-02-08
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

As of February 1, 2024, the Company had 39,303,612 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 30, 2023

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	December	June
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$846.1	$924.7
Short-term investments	2.6	9.6
Accounts receivable, net	126.6	163.9
Inventories, net	125.1	137.2
Prepaid expenses and other current assets	47.0	36.6
Total current assets	1,147.4	1,272.0
Property and equipment, net	71.0	66.4
Goodwill	816.4	816.4
Acquired intangibles, net	270.4	298.5
Right-of-use assets	45.9	49.0
Non-current other assets	222.2	109.1
	$2,573.3	$2,611.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83.0	$45.8
Accrued compensation	22.4	45.9
Income taxes payable	38.0	54.0
Other accrued liabilities	103.9	108.4
Current portion of long-term debt	6.0	6.0
Total current liabilities	253.3	260.1
Long-term debt	968.7	972.0
Other long-term liabilities	131.0	135.9
Total liabilities	1,353.0	1,368.0
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 69,404,215 and 68,687,511 shares issued, 39,287,776 and 38,571,072 shares outstanding, at December 2023 and June 2023, respectively	0.1	0.1
Additional paid-in capital	1,050.5	1,009.2
Treasury stock: 30,116,439 common shares at December 2023 and June 2023, at cost	(878.0)	(878.0)
Accumulated other comprehensive loss	0.2	—
Retained earnings	1,047.5	1,112.1
Total stockholders' equity	1,220.3	1,243.4
	$2,573.3	$2,611.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
Net revenue	$237.0	$353.1	$474.7	$801.2
Cost of revenue	128.0	166.4	258.6	358.8
Gross margin	109.0	186.7	216.1	442.4
Operating expenses:
Research and development	82.0	89.3	168.5	178.8
Selling, general, and administrative	39.7	42.4	82.0	87.1
Acquired intangibles amortization	3.9	8.9	9.4	18.4
Restructuring costs	1.3	—	9.3	—
Total operating expenses	126.9	140.6	269.2	284.3
Operating (loss) income	(17.9)	46.1	(53.1)	158.1
Interest and other expense, net	(6.1)	(6.7)	(11.5)	(15.0)
(Loss) income before provision for income taxes	(24.0)	39.4	(64.6)	143.1
Provision for income taxes	(15.0)	17.4	—	56.5
Net (loss) income	$(9.0)	$22.0	$(64.6)	$86.6
Net (loss) income per share:
Basic	$(0.23)	$0.55	$(1.66)	$2.18
Diluted	$(0.23)	$0.55	$(1.66)	$2.14
Shares used in computing net (loss) income:
Basic	39.2	39.8	38.9	39.8
Diluted	39.2	40.2	38.9	40.5

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
Net (loss) income	$(9.0)	$22.0	$(64.6)	$86.6
Other comprehensive income, net of tax
Unrealized income on available-for-sale-securities	0.1	0.4	0.2	0.3
Comprehensive (loss) income	$(8.9)	$22.4	$(64.4)	$86.9

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 2023	68,687,511	$0.1	$1,009.2	$(878.0)	$—	$1,112.1	$1,243.4
Net loss	—	—	—	—	—	(55.6)	(55.6)
Other comprehensive income	—	—	—	—	0.1	—	0.1
Issuance of common stock for share-based award compensation plans	612,283	—	8.5	—	—	—	8.5
Payroll taxes related to net share settlement of share-based awards	—	—	(25.3)	—	—	—	(25.3)
Share-based compensation	—	—	33.2	—	—	—	33.2
Balance at September 2023	69,299,794	0.1	1,025.6	(878.0)	0.1	1,056.5	1,204.3
Net loss	—	—	—	—	—	(9.0)	(9.0)
Other comprehensive income	—	—	—	—	0.1	—	0.1
Issuance of common stock for share-based award compensation plans	104,421	—	—	—	—	—	-
Payroll taxes related to net share settlement of share-based awards	—	—	(4.3)	—	—	—	(4.3)
Share-based compensation	—	—	29.2	—	—	—	29.2
Balance at December 2023	69,404,215	$0.1	$1,050.5	$(878.0)	$0.2	$1,047.5	$1,220.3

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	64.6	64.6
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	483,713	—	8.5	—	—	—	8.5
Payroll taxes related to net share settlement of share-based awards	—	—	(31.4)	—	—	—	(31.4)
Common stock repurchased	—	—	—	(13.4)	—	—	(13.4)
Share-based compensation	—	—	30.5	—	—	—	30.5
Balance at September 2022	68,229,513	0.1	931.7	(707.9)	(1.9)	1,103.1	1,325.1
Net income	—	—	—	—	—	22.0	22.0
Other comprehensive loss	—	—	—	—	0.4	—	0.4
Issuance of common stock for share-based award compensation plans	229,972	—	0.3	—	—	—	0.3
Payroll taxes related to net share settlement of share-based awards	—	—	(17.7)	—	—	—	(17.7)
Common stock repurchased	—	—	—	(61.1)	—	—	(61.1)
Share-based compensation	—	—	31.4	—	—	—	31.4
Balance at December 2022	68,459,485	$0.1	$945.7	$(769.0)	$(1.5)	$1,125.1	$1,300.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December
	2023	2022
Cash flows from operating activities
Net (loss) income	$(64.6)	$86.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation costs	62.4	61.9
Depreciation and amortization	14.0	12.6
Acquired intangibles amortization	41.6	65.2
Deferred taxes	(7.2)	(11.0)
Other	17.5	12.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	38.1	69.3
Inventories	(1.3)	(6.7)
Prepaid expenses and other current assets	(10.5)	(1.7)
Other assets	3.9	10.2
Accounts payable	35.7	(62.1)
Accrued compensation	(23.4)	(54.2)
Income taxes payable	(16.8)	(6.6)
Other accrued liabilities	(4.8)	(47.3)
Net cash provided by operating activities	84.6	128.5
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(15.5)
Proceeds from maturity of investments	23.9	11.9
Purchases of short-term investments	(16.6)	—
Purchases of property and equipment	(17.1)	(15.3)
Purchase of intangible assets	(13.5)	(0.9)
Advance payment on intangible assets	(116.5)	—
Other	—	1.0
Net cash used in investing activities	(139.8)	(18.8)
Cash flows from financing activities
Proceeds from issuance of shares	8.5	8.8
Payroll taxes related to net share settlement of share-based awards	(29.6)	(49.1)
Repurchases of common stock	—	(74.5)
Repayment of debt	(4.5)	(3.0)
Other	1.7	2.8
Net cash used in financing activities	(23.9)	(115.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.1
Net decrease in cash and cash equivalents	(78.6)	(5.2)
Cash and cash equivalents, beginning of period	924.7	824.0
Cash and cash equivalents, end of period	$846.1	$818.8

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2024 is a 53-week period ending June 29, 2024, and our fiscal 2023 was a 52-week period ending on June 24, 2023. The fiscal periods presented in this report are 13-week periods for the three months ended December 30, 2023 and December 24, 2022, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Prepayment of Intangible Assets and Asset Acquisition

During the first quarter of fiscal 2024, we entered into an amendment to our wireless license agreement with Avago Technologies (“Broadcom”), to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020. As of December 2023, we have not obtained control of the four technology products and, accordingly, the relative fair value of these technology products are presented as a non-current asset in our condensed consolidated balance sheet.

The technologies included in the agreement do not constitute a business and, as such, we accounted for this transaction as an acquisition of an asset in accordance with the applicable guidance when we receive control of the developed technology. Refer to “Note 4. Prepayment of Intangible Assets and Asset Acquisition” for further discussion of the transaction.

Accounting Pronouncements Recently Issued

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 30, 2025 and our interim periods within the fiscal year ending June 30, 2026. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 30, 2026. We are currently assessing the impact of this guidance on our disclosures.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of December 2023 and June 2023, contract assets recorded on our condensed consolidated balance sheets were $1.2 million and $1.3 million, respectively. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $22.3 million and $38.4 million, respectively, as of December 2023, and $18.7 million and $39.8 million, respectively, as of June 2023. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10. Balance Sheet Components. During the three months ended December 2023 and December 2022, we recognized $0.5 million and $1.0 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of such fiscal year. During the six months ended December 2023 and December 2022, we recognized $2.9 million and $2.8 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of such fiscal year.

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.

3. Net (Loss) Income Per Share

The computation of basic and diluted net (loss) income per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(9.0)	$22.0	$(64.6)	$86.6
Denominator:
Shares, basic	39.2	39.8	38.9	39.8
Effect of dilutive share-based awards and convertible notes	—	0.4	—	0.7
Shares, diluted	39.2	40.2	38.9	40.5
Net (loss) income per share:
Basic	$(0.23)	$0.55	$(1.66)	$2.18
Diluted	$(0.23)	$0.55	$(1.66)	$2.14

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

The purchase consideration allocated to the extension of the exclusivity period was $13.5 million and was recorded as a developed technology intangible asset in the first quarter of fiscal 2024. This intangible asset is being amortized over its estimated

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

economic useful life of three years. The remaining balance of the purchase consideration, totaling $116.5 million relating to the four technology products to be received at future dates, has been recorded as a prepayment of intangible assets. This prepayment is classified under non-current other assets in our condensed consolidated balance sheets. Upon obtaining control of the developed technologies, the amounts recorded under non-current other assets will be reclassified as intangible assets based on their respective fair values determined as of the agreement date.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December	June
	2023	2023
Raw materials and work-in-progress	$68.1	$70.5
Finished goods	57.0	66.7
	$125.1	$137.2

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

6. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at December 2023 and June 2023 (in millions):

	December 2023			June 2023
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$285.7	$—	$285.7	$853.9	$—	$853.9
Cash equivalents:
Money market funds	509.4	—	509.4	54.4	—	54.4
Treasury bills	—	—	—	16.4	—	16.4
Certificates of deposit	51.0	—	51.0	—	—	—
Total cash and cash equivalents	$846.1	$—	$846.1	$924.7	$—	$924.7
Short-term investments:
Certificates of deposit	$—	$—	$—	$0.2	$—	$0.2
Corporate debt securities	2.5	—	2.5	6.5	(0.2)	6.3
Municipal bonds	0.1	—	0.1	3.1	—	3.1
Total short-term investments	$2.6	$—	$2.6	$9.8	$(0.2)	$9.6

The following table classifies our short-term investments by contractual maturities (in millions):

	December 2023		June 2023
	Amortized cost	Fair value	Amortized cost	Fair value

Due within 1 year	$2.6	$2.6	$9.8	$9.6
Due between 1 year to 5 years	—	—	—	—
	$2.6	$2.6	$9.8	$9.6

7. Fair Value Measurements

We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At December 2023 and June 2023, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	December 2023			June 2023
	Level 1	Level 2	Total (1)	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$509.4	$—	$509.4	$54.4	$—	$54.4
Treasury bills	—	—	—	16.4	—	16.4
Certificates of deposit	—	51.0	51.0	—	—	—
Short-term investments:
Certificates of deposit	—	—	—	—	0.2	0.2
Corporate debt securities	—	2.5	2.5	—	6.3	6.3
Municipal bonds	—	0.1	0.1	—	3.1	3.1
Total assets	$509.4	$53.6	$563.0	$70.8	$9.6	$80.4

(1) Excludes $285.7 million and $853.9 million in cash held in our bank accounts as of December 2023 and June 2023, respectively. We did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value in this period.

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

The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	December 2023		June 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$396.0	$358.3	$395.6	$337.2
Term Loan Facility due 2028	578.7	577.3	$582.4	$575.3
	$974.7	$935.6	$978.0	$912.5

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Acquired Intangibles and Goodwill

Goodwill

The following table represents the change in our goodwill balance for the six and twelve month periods ended December 2023 and June 2023, respectively (in millions):

	December	June
	2023	2023
Beginning balance	$816.4	$806.6
Acquisition activity	—	9.8
Ending balance	$816.4	$816.4

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		December 2023			June 2023
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(164.0)	$67.9	$231.9	$(150.7)	$81.2
Customer relationships	4.1	158.2	(126.7)	31.5	158.2	(117.8)	40.4
Wireless connectivity technology	5.6	171.5	(73.6)	97.9	158.0	(58.0)	100.0
Video interface technology	3.0	82.0	(82.0)	—	82.0	(79.7)	2.3
Human presence detection technology	5.0	5.2	(1.2)	4.0	5.2	(0.7)	4.5
Licensed technology and other	4.4	10.7	(9.2)	1.5	10.8	(8.9)	1.9
Patents	8.0	4.4	(4.4)	—	4.4	(4.3)	0.1
Tradename	4.4	5.8	(5.2)	0.6	5.8	(4.7)	1.1
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles totals	4.9	$736.7	$(466.3)	$270.4	$723.3	$(424.8)	$298.5

The total amortization expense for the acquired intangible assets was $18.3 million and $32.2 million for the three months ended December 2023 and December 2022, respectively. The total amortization expense for the acquired intangible assets was $41.6 million and $65.2 million for the six months ended December 2023 and December 2022, respectively.

During the three months ended December 2023 and December 2022, $14.4 million and $23.3 million, respectively, and $32.2 million and $46.8 million for the six months ended December 2023 and December 2022, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of December 2023 (in millions):

Fiscal Year	Operating Lease Payments
Remainder of 2024	$36.3
2025	71.4
2026	58.3
2027	23.5
2028	10.6
Thereafter	3.3
To be determined	67.0
Future amortization	$270.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Leases

Our leases mainly include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the three months ended December 2023 and December 2022, we recorded operating lease expense of approximately $2.9 million and $3.0 million, respectively. For the six months ended December 2023 and December 2022, we recorded operating lease expense of approximately $5.7 million and $6.3 million, respectively. Our short-term leases are immaterial.

As of December 2023 and June 2023, the components of leases are as follows (in millions):

	December	June
	2023	2023
Operating lease right-of-use assets	$45.9	$49.0
Operating lease liabilities	$9.3	$9.0
Operating lease liabilities, long-term	39.7	42.4
Total operating lease liabilities	$49.0	$51.4

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Six Months Ended
	December
	2023	2022
Cash paid for operating leases included in operating cash flows	$5.1	$6.2
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$1.5	$6.7

As of December 2023, the weighted average remaining lease term is 7.05 years, and the weighted average discount rate is 5.20%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2024	$5.8
2025	10.5
2026	8.8
2027	7.4
2028	5.9
Thereafter	20.1
Total future minimum operating lease payments	58.5
Less: interest	(9.5)
Total lease liabilities	$49.0

10. Balance Sheet Components

Accounts receivable, net, consisted of the following (in millions):

	December	June
	2023	2023
Accounts receivable	$130.8	$168.9
Less: Allowance for credit losses	(4.2)	(5.0)
	$126.6	$163.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other non-current assets consisted of the following (in millions):

	December	June
	2023	2023
Prepayment of intangible assets	$116.5	$—
Deferred tax assets	70.4	68.0
Other	35.3	41.1
	$222.2	$109.1

Other accrued liabilities consisted of the following (in millions):

	December	June
	2023	2023
Customer obligations	$60.7	$58.5
Inventory obligations	7.1	7.0
Operating lease liabilities	9.3	9.0
Other	26.8	33.9
	$103.9	$108.4

Other long-term liabilities consisted of the following (in millions):

	December	June
	2023	2023
Operating lease liabilities, long-term	$39.7	$42.4
Deferred tax liabilities	34.3	39.1
Income taxes payable, long-term	37.0	38.1
Other	20.0	16.3
	$131.0	$135.9

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes was $4.2 million during the three months ended December 2023 and December 2022, and $8.3 million for the six months ended December 2023 and December 2022.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 2023, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, which, after the Third Amendment, only applies if our cash and cash equivalents balance is less than $450 million as of the last day of any fiscal quarter. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. If our quarter-end cash and cash equivalents balance is less than $450.0 million, the interest coverage ratio must not be less than 3.50 to 1.0 as of the date of determination. As of December 2023, we remain in compliance with the restrictive covenants.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Term Loan Facility is subject to a 1.00% prepayment premium in the event all or any portion of the Term Loan Facility is prepaid within the first 6 months in connection with a repricing transaction only. The Term Loan Facility is subject to customary mandatory prepayments, including an excess cash flow sweep, subject to customary step-downs and thresholds.

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense and amortization of the debt issuance costs recorded on the Term Loan Facility was $12.0 million and $8.1 million during the three months ended December 2023 and 2022, respectively, and was $23.9 million and $15.1 million during the six months ended December 2023 and 2022, respectively.

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

Share-Based Compensation

Share-based compensation recognized in our condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
Cost of revenue	$1.1	$1.0	$2.2	$2.1
Research and development	15.5	13.4	30.7	27.4
Selling, general, and administrative	12.6	15.6	29.5	33.1
Total	$29.2	$30.0	$62.4	$62.6

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019. For the three and six months ended December 2022, share-based compensation for our cash-settled phantom stock units was ($1.4) million and $0.7 million, respectively. The final vesting of the phantom stock units occurred in October 2022, and no phantom stock units remain outstanding under this plan.

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

Share-Based Compensation Plan Activity

Stock Options

Stock option activity was as follows:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance as of June 2023	3,083	$52.53
Exercised	(3,083)	$52.53
Expired	—
Balance as of December 2023	—

Restricted Stock Units

RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	1,304,926
Granted	1,279,444
Vested	(587,514)
Forfeited	(139,196)
Balance as of December 2023	1,857,660	$211.9

The aggregate intrinsic value was determined using the closing price of our common stock on December 29, 2023, of $114.08.

The unrecognized share-based compensation cost of our outstanding RSUs was approximately $174.0 million as of December 2023, which will be recognized over a weighted average period of approximately 2.3 years.

Market Stock Units

An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	227,321
Granted	312,506
Delivered	(223,984)
Forfeited	(92,475)
Balance as of December 2023	223,368	$25.5

The aggregate intrinsic value was determined using the closing price of our common stock on December 29, 2023, of $114.08.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $35.3 million as of December 2023, which will be recognized over a weighted average period of approximately 1.4 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Performance Stock Units

A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	253,359
Granted	297,396
Delivered	(120,463)
Forfeited	(109,370)
Balance as of December 2023	320,922	$36.6

The aggregate intrinsic value was determined using the closing price of our common stock on December 29, 2023, of $114.08.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $44.0 million as of December 2023, which will be recognized over a weighted average period of approximately 1.2 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six months ended December 2023, were as follows (in millions, except for shares purchased and weighted average price):

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

The benefit from income taxes of $15.0 million and $0.0 million for the three and six months ended December 2023, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months and six months ended December 2023 diverged from the combined U.S. federal and state statutory tax rate primarily due to tax benefits from the impact of foreign tax credit temporary relief provided by U.S. Treasury Notice 2023-55 and Notice 2023-80 issued in July 2023 and December 2023, respectively, which delayed the effective date of the U.S. final foreign tax credit regulations published in January 2022. It was partially offset by the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, foreign income taxed at higher rates, and non-deductible officer compensation.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Jobs Act of 2017, and non-deductible officer compensation, partially offset by the benefit of foreign income taxed at lower rates, and research credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $2.1 million during the six months ended December 2023, to $41.6 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 2023 were $3.5 million; this balance increased by $0.5 million compared to June 2023. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

Our major tax jurisdictions are the United States, Hong Kong SAR, Israel, Japan and the United Kingdom. From fiscal 2016 onward, we remain subject to examination by one or more of these jurisdictions.

15. Segment, Customers, and Geographic Information

We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. In previous reporting periods, we categorized revenues from three product categories: the IoT product market, the personal computing, or PC, product market, and the Mobile product market. Effective in the first quarter of fiscal 2024, we categorize our revenues in the following product categories: Core IoT, Enterprise and Automotive, and Mobile product applications.

A summary of our products and how they are categorized under our new product categories is as follows:

•
Core IoT: Wireless and Processor Solutions
•
Enterprise and Automotive: PC Touch Pad, PC Fingerprint, Video Interface Solutions, Enterprise Audio Solutions, Fax and Printer Solutions, Automotive Solutions
•
Mobile: Touch and Display Solutions for Mobile phone applications

Revenues for the three months ended December 2022 from our previous product categories have been reclassified in order to conform to the current period presentation as follows:

		Core IoT	Enterprise and Auto	Mobile	Total
IoT product applications	$239.3	$69.8	$169.5	$—	$239.3
PC product applications	56.5	—	56.5	—	56.5
Mobile product applications	57.3	—	—	57.3	57.3
	$353.1	$69.8	$226.0	$57.3	$353.1

Revenues for the six months ended December 2022 from our previous product categories have been reclassified in order to conform to the current period presentation as follows:

		Core IoT	Enterprise and Auto	Mobile	Total
IoT product applications	$582.0	$183.2	$398.8	$—	$582.0
PC product applications	121.7	—	121.7	—	121.7
Mobile product applications	97.5	—	—	97.5	97.5
	$801.2	$183.2	$520.5	$97.5	$801.2

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
Enterprise and Automotive product applications	$136.6	$226.0	$291.4	$520.5
Core IoT product applications	37.5	69.8	76.0	183.2
Mobile product applications	62.9	57.3	107.3	97.5
	$237.0	$353.1	$474.7	$801.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
China/Hong Kong	$105.5	$131.7	$212.3	$246.2
Taiwan	49.6	85.2	86.4	265.9
Japan	57.0	90.8	109.6	197.1
Other	7.9	32.3	22.0	68.9
South Korea	15.1	11.5	26.7	17.1
United States	1.9	1.6	17.7	6.0
	$237.0	$353.1	$474.7	$801.2

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2023	2022	2023	2022
Customer A	*	11%	*	10%
Customer B	10%	*	*	10%
Customer C	13%	*	15%	*

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December	June
	2023	2023

Customer A	*	10%
Customer B	14%	20%
Customer C	14%	*
Customer D	12%	*

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

17. Restructuring Activities

In the first quarter of fiscal 2024, we initiated restructuring actions primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. As a result of this restructuring, we incurred $9.3 million in restructuring charges. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended	Six Months Ended
	December 2023

Balance, beginning of period	$2.0	$—
Charges	1.3	9.3
Payments	(3.1)	(9.1)
Balance, end of period	$0.2	$0.2

During the three and six months ended December 2023, the restructuring and related charges of $1.3 million and $9.3 million, respectively, was primarily attributable to severance and employee-related benefits.

During fiscal 2023, no restructuring charges were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended December 30, 2023 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; regional instabilities and hostilities (including the war in Israel) and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 24, 2023, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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

Many of our customers have manufacturing operations in China, and many of our OEM customers have established design centers in Asia. With our global presence, including offices in China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan, the U.K., and the U.S., we are well positioned to provide local sales, operational, and engineering support services to our existing customers, as well as potential new customers, on a global basis.

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

Acquisitions

Broadcom

In July 2023, we entered into a transaction with Broadcom to extend the exclusivity period of certain developed technologies and to license certain technology assets for an aggregate consideration of $130.0 million, which was paid in cash in the first quarter of fiscal 2024.

Emza

On October 25, 2022, we acquired all of the outstanding shares of Emza for total purchase consideration of $15.8 million, which was paid in cash. The results of Emza are included in our condensed consolidated financial statements for the periods from October 25, 2022.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended December 2023, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

Trends and Uncertainties

Current Economic Conditions

The frequency and amplitude in which central banks raise interest rates has subsided relative to the first half of calendar year 2023, but the impact has had a material effect on many sectors of the economy leading to broad-based workforce reductions, a slowing or deferral of investment in information technology spending, and increased concern of a global recession. We believe the threat of global recession is the primary driver for the slowdown in orders from our customer base. During the quarter, we continued to experience a broad reduction in demand in most of our product applications as many customers and channel partners continue to consume their accumulation of inventories, combined with customer requests to delay orders. We continue to believe any rebound in demand is likely to extend into late calendar 2024, and potentially beyond 2024. In addition, although we currently do not believe inflation in the costs of goods and services will have a material impact on our results of operations, it is possible that elevated inflation could increase our cost of goods sold and/or operating expenses and reduce our net income. Further, interest rates remain elevated and have increased our borrowing costs on our variable rate Term Loan Facility and could potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

The War between Israel and Hamas

The uncertainty resulting from the war in Israel and the threat for expansion of the war could result in some of our customers delaying purchases from us. Although our employees in our Israel office have the ability to work remotely and business continuity plans are in place to address any medium- or long-term disruptions that could result from the closure of this office, the office closure and general effects of employees operating in a region at war could have a negative impact on our operations. Further, a number of our employees in Israel are members of the military reserves subject to activation in response to the war. Following the terrorist attacks in Israel, a number of our employees have been activated for military duty. As of this filing, many have rejoined the Company full-time, but it is possible that additional employees may be activated if the war in Israel continues. While we also have business continuity plans in place to address the safety of our employees and to continue product development in the event of reduced employee availability in the region during the war, it could affect the timing of projects in the short-term as work is shifted to other team members where necessary.

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

	Three Months Ended December				Six Months Ended December
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Enterprise and Automotive product applications	$136.6	$226.0	$(89.4)	(39.6%)	$291.4	$520.5	$(229.1)	(44.0%)
Core IoT product applications	37.5	69.8	(32.3)	(46.3%)	76.0	183.2	(107.2)	(58.5%)
Mobile product applications	62.9	57.3	5.6	9.8%	107.3	97.5	9.8	10.1%
Net revenue	237.0	353.1	(116.1)	(32.9%)	474.7	801.2	(326.5)	(40.8%)
Gross margin	109.0	186.7	(77.7)	(41.6%)	216.1	442.4	(226.3)	(51.2%)
Operating expenses:
Research and development	82.0	89.3	(7.3)	(8.2%)	168.5	178.8	(10.3)	(5.8%)
Selling, general, and administrative	39.7	42.4	(2.7)	(6.4%)	82.0	87.1	(5.1)	(5.9%)
Acquired intangibles amortization	3.9	8.9	(5.0)	(56.2%)	9.4	18.4	(9.0)	(48.9%)
Restructuring costs	1.3	—	1.3	100%	9.3	-	9.3	100.0%
Operating (loss) income	(17.9)	46.1	(64.0)	(138.8%)	(53.1)	158.1	(211.2)	(133.6%)
Interest and other expense, net	(6.1)	(6.7)	0.6	9.0%	(11.5)	(15.0)	3.5	23.3%
(Loss) income before provision for income taxes	(24.0)	39.4	(63.4)	(160.9%)	(64.6)	143.1	(207.7)	(145.1%)
Provision for income taxes	(15.0)	17.4	(32.4)	(186.2%)	-	56.5	(56.5)	(100.0%)
Net (loss) income	$(9.0)	$22.0	$(31.0)	(140.9%)	$(64.6)	$86.6	$(151.2)	(174.6%)

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Six Months Ended		Percentage Point
	December		Increase/	December		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Enterprise and Automotive product applications	57.6%	64.0%	(6.4%)	61.4%	65.0%	(3.6%)
Core IoT product applications	15.8%	19.8%	(4.0%)	16.0%	22.9%	(6.9%)
Mobile product applications	26.6%	16.2%	10.4%	22.6%	12.1%	10.5%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	46.0%	52.9%	(6.9%)	45.5%	55.2%	(9.7%)
Operating expenses:
Research and development	34.6%	25.3%	9.3%	35.5%	22.3%	13.2%
Selling, general, and administrative	16.8%	12.0%	4.8%	17.3%	10.9%	6.4%
Acquired intangibles amortization	1.6%	2.5%	(0.9%)	2.0%	2.3%	(0.3%)
Restructuring costs	0.5%	0.0%	0.5%	2.0%	0.0%	2.0%
Operating (loss) income	(7.5%)	13.1%	(20.6%)	(11.3%)	19.7%	(31.0%)
Interest and other expense, net	(2.6%)	(1.9%)	(0.7%)	(2.4%)	(1.9%)	(0.5%)
(Loss) income before provision for income taxes	(10.1%)	11.2%	(21.3%)	(13.7%)	17.8%	(31.5%)
Provision for income taxes	(6.3%)	4.9%	(11.2%)	0.0%	7.1%	(7.1%)
Net (loss) income	(3.8%)	6.3%	(10.1%)	(13.7%)	10.7%	(24.4%)

Net Revenue

Net revenue was $237.0 million for the three months ended December 2023, compared with $353.1 million for the three months ended December 2022, a decrease of $116.1 million, or 32.9%. Of this net revenue, $136.6 million, or 57.6%, was from Enterprise and Automotive product applications, $62.9 million, or 26.6%, was from Mobile product applications, and $37.5 million, or 15.8%, was from Core IoT product applications. Revenue decreased in most of our product applications for the three months ended December 2023. Net revenue from Enterprise and Automotive product applications decreased as a result of lower average selling prices (which decreased 15.9%) due to product sales mix and a decrease in units sold (which decreased 28.1%). The decrease in revenue from Enterprise and Automotive product applications was partially offset by $3.0 million in revenue from the licensing of certain of our IP. Net revenue from Mobile product applications increased due to an increase in units sold (which increased 54.6%), as demand increased for our products in the mobile market and an increase of $6.0 million in revenue from the licensing of certain of our IP, partially offset by a decrease in average selling prices (which decreased 29.0%) due to our product sales mix. Net revenue from Core IoT product applications decreased due to a decline in units sold (which decreased 39.1%) related to certain end customers' decline in demand and desire to reduce their inventory holdings and a decrease in average selling prices (which decreased 11.8%) due to our product sales mix.

Net revenue was $474.7 million for the six months ended December 2023, compared with $801.2 million for the six months ended December 2022, a decrease of $326.5 million, or 40.8%. Of this net revenue, $291.4 million, or 61.4%, was from Enterprise and Automotive product applications, $107.3 million, or 22.6% was from Mobile product applications, and $76.0 million, or 16.0%, was from Core IoT product applications. Revenue decreased in most of our product applications for the six months ended December 2023. Net revenue from Enterprise and Automotive product applications decreased as a result of lower average selling prices (which decreased 16.1%) due to product sales mix and a decrease in units sold (which decreased 33.3%). The decrease in revenue from Enterprise and Automotive product applications was partially offset by $30.0 million in revenue from the licensing of certain of our IP. Net revenue from Mobile product applications increased due to an increase in units sold (which increased 79.7%), as demand increased for our products in the mobile market and an increase of $6.0 million in revenue from the licensing of certain of our IP, partially offset by a decrease in average selling prices (which decreased 38.8%) due to our product sales mix. Net revenue from Core IoT product applications decreased due to a decline in units sold (which decreased 57.2%) related to certain end customers' decline in demand and desire to reduce their inventory holdings and a decrease in average selling prices (which decreased 3.1%) due to our product sales mix.

Gross Margin

Gross margin as a percentage of net revenue was 46.0%, or $109.0 million, for the three months ended December 2023, compared with 52.9%, or $186.7 million, for the three months ended December 2022. The net 690 basis point decrease in gross margin for the three months ended December 2023 was primarily due to product sales mix and an overall decline in average sales prices across many of our product applications, partially offset by revenue from the licensing of certain of our IP.

Gross margin as a percentage of net revenue was 45.5% or $216.1 million, for the six months ended December 2023, compared with 55.2%, or $442.4 million, for the six months ended December 2022. The net 970 basis point decrease in gross margin for the six months ended December 2023 was primarily due an increase in the excess obsolescence reserve, product sales mix and an overall decline in average sales prices across many of our product applications, partially offset by revenue from the licensing of certain of our IP.

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

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $7.3 million to $82.0 million for the three months ended December 2023, compared with $89.3 million for the three months ended December 2022. The decrease in research and development expenses was primarily driven by a $5.4 million decrease in wages and related costs as a result of the restructuring action we initiated during the first quarter of fiscal 2024, a $1.1 million decrease in variable compensation costs, and a $2.5 million decrease in amortization of prepaid development costs that were fully amortized at the end of fiscal 2023, partially offset by an increase in product development spend of $1.6 million.

Research and development expenses decreased $10.3 million to $168.5 million for the six months ended December 2023, compared with $178.8 million for the six months ended December 2022. The decrease in research and development expenses was primarily driven by a $5.0 million decrease in amortization of prepaid development costs that were fully amortized at the end of fiscal 2023, a $4.5 million decrease in variable compensation costs, a $3.9 million decrease in wages and related costs as a result of the impact of the restructuring action we initiated during the first quarter of fiscal 2024 and a $3.4 million increase in software license and maintenance fees, partially offset by an increase in stock-based compensation charges of $3.3 million and a $1.9 million increase in product development spend.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.7 million to $39.7 million for the three months ended December 2023, compared with $42.4 million for the three months ended December 2022. The decrease in selling, general, and administrative expenses primarily driven by a $3.1 million decrease in stock-based compensation charges related to the departure of certain executive officers from the Company during the second quarter of fiscal 2024.

Selling, general, and administrative expenses decreased $5.1 million to $82.0 million for the six months ended December 2023, compared with $87.1 million for the six months ended December 2022. The decrease in selling, general, and administrative expenses primarily reflected a $3.6 million decreased in stock-based compensation charges related to the departure of certain executive officers from the Company during the second quarter of fiscal 2024, a $2.3 million decrease in variable compensation and a $2.1 million favorable impact from exchange rates on foreign currencies, partially offset by a $1.1 million increase in professional services.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through acquisitions. For further discussion of acquired intangibles amortization, see "Note 8. Acquired Intangibles and Goodwill" to the condensed consolidated financial statements contained elsewhere in this Report.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Interest and other expense, net, decreased by $0.6 million to $6.1 million for the three months ended December 2023, as compared to $6.7 million for the three months ended December 2022. Interest expense on the $600 million incremental Term Loan Facility increased by $3.9 million in the second quarter of fiscal 2024 compared to the same period a year ago, as the interest rate on the Term Loan Facility increased by approximately 355 basis points period-over-period. The interest expense and amortization of debt issuance costs on the Term Loan Facility for the three months ended December 2023 and 2022 were $12.0 million and $8.1 million, respectively. The increase in interest expense was partially offset by an increase of $4.2 million in interest income compared to the same period a year ago and is due to the rise in interest rates period-over-period.

Interest and other expense, net, decreased by $3.5 million to $11.5 million for the six months ended December 2023, as compared to $15.0 million for the six months ended December 2022. Interest expense on the $600 million incremental Term Loan Facility increased by $8.9 million in the second quarter of fiscal 2024 compared to the same period a year ago, as the interest rate on the Term Loan Facility increased by approximately 355 basis points period-over-period. The interest expense and amortization of debt issuance costs on the Term Loan Facility for the six months ended December 2023 and 2022 were $23.9 million and $15.1 million, respectively. The increase in interest expense was partially offset by an increase of $11.9 million in interest income compared to the same period a year ago and is due to the rise in interest rates period-over-period.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $846.1 million as of December 2023, compared with $924.7 million as of June 2023, representing a decrease of $78.6 million. The decrease is primarily related to a prepayment of intangible assets of $130.0 million paid to Broadcom, partially offset by cash provided by operating activities of $84.6 million.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of December 2023, $792.7 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without impacting our provision for income taxes.

Cash Flows from Operating Activities. Operating activities during the six months ended December 2023 generated $84.6 million compared with $128.5 million net cash generated during the six months ended December 2022. For the six months ended December 2023, the primary operating activities were adjustments for non-cash charges of $128.3 million and a net change in operating assets and liabilities of $20.9 million. The net change in operating assets and liabilities was primarily attributable to a $38.1 million decrease in accounts receivable primarily related to a decrease in sales and shorter payment terms from some of our customers, a $6.1 million decrease in gross inventories as we continue our efforts to control inventory spend while turning over the inventories we accumulated during the first half of fiscal 2023 and a $23.4 million decrease in accrued compensation primarily related to payment of our annual bonus in the second quarter of fiscal 2024, partially offset by a $35.7 million increase in accounts payable due to the timing of payments made to our vendors.

During the three months ended December 2023, our days sales outstanding was 48 days compared to 65 days at the same period a year ago. Our annual inventory turns increased from three to four over the same time period.

Cash Flows from Investing Activities. Cash used in investing activities during the six months ended December 2023 was $139.8 million compared with cash used by investing activities of $18.8 million during the six months ended December 2022. Net cash used in investing activities for the six months ended December 2023 consisted of $130.0 million paid to Broadcom as a prepayment to acquire developed technologies and to extend the exclusivity for certain products for an additional three-year period, $16.6 million to purchase short-term investments and $17.1 million for purchases of property and equipment, partially offset by $23.9 million in proceeds from the maturities of our short-term investments.

Cash used in investing activities during the six months ended December 2022 was $18.8 million and consisted of $11.9 million proceeds from the maturities of investments, partially offset by $15.5 million net cash paid to acquire Emza and $15.3 million for purchases of property and equipment.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended December 2023 was $23.9 million compared with $115.0 million used by financing activities for the six months ended December 2022. Net cash used by financing activities for the six months ended December 2023 consisted of $29.6 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by $8.5 million proceeds from issuance of shares.

Cash used in financing activities for the six months ended December 2022 was $115.0 million and consisted of $8.8 million proceeds from issuance of shares, offset by $49.1 million used for payroll taxes on the delivery of the underlying shares for share-based awards, and $74.5 million used to repurchase our common stock.

Common Stock Repurchase Program. As of April 2023, our board had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 2023, we purchased, net of issuances for settlement of our convertible notes, 30,116,439 shares of our common stock in the open market for an aggregate cost of $878.0 million. During the six months ended December 2023, we did not repurchase shares of our common stock. As of December 2023, the remaining available authorization under our common stock repurchase program was $893.9 million.

Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. For the six months ended December 2023, we paid interest expense of $8.0 million on the Senior Notes.

Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment, and on July 28, 2023, we entered into the Third Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. The Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450 million. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 2023, there was no balance outstanding under the revolving credit facility.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum. For six months ended December 2023, we repaid $4.5 million of the principal outstanding on the Term Loan Facility.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of December 2023 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,296.3	$21.0	$135.3	$133.4	$1,006.6
Leases	58.5	5.8	19.3	13.3	20.1
Purchase obligations and other commitments (2)	126.4	39.3	86.5	0.6	—
Total	$1,481.2	$66.1	$241.1	$147.3	$1,026.7

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $41.6 million. As of December 2023, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, as of December 30, 2023, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan Facility. See “Note 12. Debt” for further information.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates and the exposures that arise during the period. As an example, a hypothetical increase or decrease in the interest rate by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $1.5 million based on the outstanding balance of our Term Loan as of December 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Although many of the restrictions and containment measures implemented by governmental authorities in response to the COVID-19 pandemic have been lifted or scaled back, some of our employees, including many located in Israel as a result of the war between Israel and Hamas, continue to work from home, or on a hybrid basis. Established business continuity plans remain in place in order to mitigate the impact to our control environment, operating procedures, data, and internal controls. The design of our processes and controls allows for remote execution with accessibility to secure data.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 30, 2023, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to two customers accounted for 23% of our net revenue in the second quarter of fiscal 2024. During the second quarter of fiscal 2024, we had five OEM customers that integrated our products into their products representing 37% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

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

We face risks related to recessions, inflation, stagflation and other macroeconomic conditions.

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession, our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges, and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might prevent us from accessing preferred sources of liquidity and causing our borrowing costs to potentially increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

Our level of indebtedness could have significant consequences on our future operations, including:

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

Rising interest rates increase the cost of our outstanding borrowings under our Term Loan Facility and could adversely affect our net income or loss.

Our Term Loan Facility is a variable-rate obligation that exposes us to interest rate risk. When interest rates increase, our debt service obligations and our interest expense increase, even if our outstanding borrowings remain the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion of our common stock under our stock repurchase program, which will expire at the end of July 2025. As of December 2023, the remaining amount authorized for the repurchase of our common stock was $893.9 million. During the three months ended December 2023, we did not repurchase any shares under our common stock repurchase program.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended December 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Third Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010)

10.1

Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan, effective October 24, 2023 (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2023)

10.2	Employment Offer Letter, dated December 22, 2023, between the Registrant and Lisa Bodensteiner

10.3	Employment Offer Letter, dated December 16, 2022, between the Registrant and Vikram Gupta

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 8, 2024	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer

Date: February 8, 2024	By:	/s/ Dean Butler
	Name:	Dean Butler
	Title:	Senior Vice President and Chief Financial Officer