Form 10-Q
period 2024-03-30
SYNAPTICS Inc
filed 2024-05-09
CIK 817720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of May 2, 2024, the Company had 39,497,538 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2024

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

(unaudited)

	March	June
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$828.1	$924.7
Short-term investments	0.5	9.6
Accounts receivable, net	144.7	163.9
Inventories, net	114.1	137.2
Prepaid expenses and other current assets	35.1	36.6
Total current assets	1,122.5	1,272.0
Property and equipment, net	74.0	66.4
Goodwill	816.4	816.4
Acquired intangibles, net	252.2	298.5
Right-of-use assets	45.9	49.0
Non-current other assets	228.7	109.1
	$2,539.7	$2,611.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70.9	$45.8
Accrued compensation	25.5	45.9
Income taxes payable	9.7	54.0
Other accrued liabilities	98.8	108.4
Current portion of long-term debt	6.0	6.0
Total current liabilities	210.9	260.1
Long-term debt	967.7	972.0
Other long-term liabilities	125.7	135.9
Total liabilities	1,304.3	1,368.0
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 69,597,233 and 68,687,511 shares issued, 39,480,794 and 38,571,072 shares outstanding, at March 2024 and June 2023, respectively	0.1	0.1
Additional paid-in capital	1,083.7	1,009.2
Treasury stock: 30,116,439 common shares at March 2024 and June 2023, at cost	(878.0)	(878.0)
Accumulated other comprehensive income	0.2	—
Retained earnings	1,029.4	1,112.1
Total stockholders' equity	1,235.4	1,243.4
	$2,539.7	$2,611.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
Net revenue	$237.3	$326.6	$712.0	$1,127.8
Cost of revenue	127.0	154.3	385.6	513.1
Gross margin	110.3	172.3	326.4	614.7
Operating expenses:
Research and development	83.4	87.9	251.9	266.7
Selling, general, and administrative	40.5	41.7	122.5	128.8
Acquired intangibles amortization	4.0	8.5	13.4	26.9
Restructuring costs	(0.2)	—	9.1	—
Total operating expenses	127.7	138.1	396.9	422.4
Operating (loss) income	(17.4)	34.2	(70.5)	192.3
Interest and other expense, net	(5.9)	(7.0)	(17.4)	(22.0)
(Loss) income before provision for income taxes	(23.3)	27.2	(87.9)	170.3
Provision for income taxes	(5.2)	16.8	(5.2)	73.3
Net (loss) income	$(18.1)	$10.4	$(82.7)	$97.0
Net (loss) income per share:
Basic	$(0.46)	$0.26	$(2.12)	$2.44
Diluted	$(0.46)	$0.26	$(2.12)	$2.41
Shares used in computing net (loss) income:
Basic	39.3	39.4	39.1	39.7
Diluted	39.3	39.9	39.1	40.3

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
Net (loss) income	$(18.1)	$10.4	$(82.7)	$97.0
Other comprehensive income, net of tax
Unrealized income on available-for-sale-securities	—	0.4	0.2	0.7
Comprehensive (loss) income	$(18.1)	$10.8	$(82.5)	$97.7

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 2023	68,687,511	$0.1	$1,009.2	$(878.0)	$—	$1,112.1	$1,243.4
Net loss	—	—	—	—	—	(55.6)	(55.6)
Other comprehensive income	—	—	—	—	0.1	—	0.1
Issuance of common stock for share-based award compensation plans	612,283	—	8.5	—	—	—	8.5
Payroll taxes related to net share settlement of share-based awards	—	—	(25.3)	—	—	—	(25.3)
Share-based compensation	—	—	33.2	—	—	—	33.2
Balance at September 2023	69,299,794	0.1	1,025.6	(878.0)	0.1	1,056.5	1,204.3
Net loss	—	—	—	—	—	(9.0)	(9.0)
Other comprehensive income	—	—	—	—	0.1	—	0.1
Issuance of common stock for share-based award compensation plans	104,421	—	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(4.3)	—	—	—	(4.3)
Share-based compensation	—	—	29.2	—	—	—	29.2
Balance at December 2023	69,404,215	0.1	1,050.5	(878.0)	0.2	1,047.5	1,220.3
Net loss	—	—	—	—	—	(18.1)	(18.1)
Other comprehensive income	—	—	—	—	—	—	—
Issuance of common stock for share-based award compensation plans	193,018	—	7.4	—	—	—	7.4
Payroll taxes related to net share settlement of share-based awards	—	—	(4.1)	—	—	—	(4.1)
Share-based compensation	—	—	29.9	—	—	—	29.9
Balance at March 2024	69,597,233	$0.1	$1,083.7	$(878.0)	$0.2	$1,029.4	$1,235.4

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 2022	67,745,800	$0.1	$924.1	$(694.5)	$(1.8)	$1,038.5	$1,266.4
Net income	—	—	—	—	—	64.6	64.6
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Issuance of common stock for share-based award compensation plans	483,713	—	8.5	—	—	—	8.5
Payroll taxes related to net share settlement of share-based awards	—	—	(31.4)	—	—	—	(31.4)
Common stock repurchased	—	—	—	(13.4)	—	—	(13.4)
Share-based compensation	—	—	30.5	—	—	—	30.5
Balance at September 2022	68,229,513	0.1	931.7	(707.9)	(1.9)	1,103.1	1,325.1
Net income	—	—	—	—	—	22.0	22.0
Other comprehensive income	—	—	—	—	0.4	—	0.4
Issuance of common stock for share-based award compensation plans	229,972	—	0.3	—	—	—	0.3
Payroll taxes related to net share settlement of share-based awards	—	—	(17.7)	—	—	—	(17.7)
Common stock repurchased	—	—	—	(61.1)	—	—	(61.1)
Share-based compensation	—	—	31.4	—	—	—	31.4
Balance at December 2022	68,459,485	0.1	945.7	(769.0)	(1.5)	1,125.1	1,300.4
Net income	—	—	—	—	—	10.4	10.4
Other comprehensive income	—	—	—	—	0.4	—	0.4
Issuance of common stock for share-based award compensation plans	170,376	—	8.8	—	—	—	8.8
Payroll taxes related to net share settlement of share-based awards		—	(3.1)	—	—	—	(3.1)
Common stock repurchased	—	—	—	(25.6)	—	—	(25.6)
Share-based compensation	—	—	29.8	—	—	—	29.8
Balance at March 2023	68,629,861	$0.1	$981.2	$(794.6)	$(1.1)	$1,135.5	$1,321.1

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March
	2024	2023
Cash flows from operating activities
Net (loss) income	$(82.7)	$97.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation costs	92.3	91.7
Depreciation and amortization	20.8	20.2
Acquired intangibles amortization	59.9	97.4
Deferred taxes	(17.7)	(22.3)
Other	21.5	20.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	20.1	106.7
Inventories, net	8.7	17.2
Prepaid expenses and other current assets	1.5	(4.4)
Other assets	2.9	9.0
Accounts payable	22.8	(80.7)
Accrued compensation	(20.3)	(47.7)
Income taxes payable	(46.9)	2.3
Other accrued liabilities	(12.0)	(69.6)
Net cash provided by operating activities	70.9	237.0
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(15.5)
Proceeds from maturity of investments	26.0	16.3
Purchases of short-term investments	(16.6)	—
Purchases of property and equipment	(26.1)	(29.0)
Purchase of intangible assets	(13.5)	(0.9)
Advance payment on intangible assets	(116.5)	—
Other	—	1.0
Net cash used in investing activities	(146.7)	(28.1)
Cash flows from financing activities
Proceeds from issuance of shares	15.9	17.6
Payroll taxes related to net share settlement of share-based awards	(33.7)	(52.2)
Repurchases of common stock	—	(100.1)
Repayment of debt	(6.0)	(4.5)
Other	3.4	5.0
Net cash used in financing activities	(20.4)	(134.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.7)
Net (decrease) increase in cash and cash equivalents	(96.6)	74.0
Cash and cash equivalents, beginning of period	924.7	824.0
Cash and cash equivalents, end of period	$828.1	$898.0

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

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2024 is a 53-week period ending June 29, 2024, and our fiscal 2023 was a 52-week period ending on June 24, 2023. The fiscal periods presented in this report are 13-week and 40-week periods for the three and nine months ended March 30, 2024, respectively, and 13-week and 39-week periods for the three and nine months ended March 25, 2023, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Prepayment of Intangible Assets and Asset Acquisition

During the first quarter of fiscal 2024, we entered into an amendment to our wireless license agreement with Avago Technologies (“Broadcom”), to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020. As of March 2024, we have not obtained control of the four technology products and, accordingly, the relative fair value of these technology products are presented as a non-current asset in our condensed consolidated balance sheet.

The technologies included in the agreement do not constitute a business and, as such, we have accounted for this transaction as an acquisition of an asset in accordance with the applicable guidance when we receive control of the developed technology. Refer to “Note 4. Prepayment of Intangible Assets and Asset Acquisition” for further discussion of the transaction.

Accounting Pronouncements Recently Issued

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 2025 and our interim periods within the fiscal year ending June 2026. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 2026. We are currently assessing the impact of this guidance on our disclosures.

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

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of March 2024 and June 2023, contract assets recorded on our condensed consolidated balance sheets were $1.2 million and $1.3 million, respectively. Contract assets are presented as part of prepaid expenses and other current assets.

Contract liabilities and refund liabilities were $16.9 million and $40.3 million, respectively, as of March 2024, and $18.7 million and $39.8 million, respectively, as of June 2023. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10. Balance Sheet Components. During the three months ended March 2024 and March 2023, we recognized $0.7 million and $18.8 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal quarter. During the nine months ended March 2024 and March 2023, we recognized $3.0 million and $21.6 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal year.

Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.

3. Net (Loss) Income Per Share

The computation of basic and diluted net (loss) income per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(18.1)	$10.4	$(82.7)	$97.0
Denominator:
Shares, basic	39.3	39.4	39.1	39.7
Effect of dilutive share-based awards and convertible notes	—	0.5	—	0.6
Shares, diluted	39.3	39.9	39.1	40.3
Net (loss) income per share:
Basic	$(0.46)	$0.26	$(2.12)	$2.44
Diluted	$(0.46)	$0.26	$(2.12)	$2.41

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

The purchase consideration allocated to the extension of the exclusivity period was $13.5 million and was recorded as a developed technology intangible asset in the first quarter of fiscal 2024 and will be amortized over its estimated economic useful life

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of three years. The remaining balance of the purchase consideration of $116.5 million relating to the four technology products to be received at future dates, has been recorded as a prepayment of intangible assets. This prepayment is classified under non-current other assets in our condensed consolidated balance sheets. Upon obtaining control of the developed technologies, the amounts recorded under non-current other assets will be reclassified as intangible assets based on their respective fair values determined as of the agreement date and amortized over their respective estimated economic useful lives.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March	June
	2024	2023
Raw materials and work-in-progress	$71.0	$70.5
Finished goods	43.1	66.7
	$114.1	$137.2

Inventories are recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis. We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of such a write-down is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also record a liability and charge to cost of revenue for estimated losses on inventory we are obligated to purchase from our contract manufacturers when such losses become probable from customer delays, order cancellations, or other factors. The following factors influence our estimates: changes to or cancellations of customer orders, unexpected or sudden decline in demand, rapid product improvements, technological advances, and termination or changes by our original equipment manufacturers, or OEM, customers of any product offerings incorporating our product solutions.

6. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category at March 2024 and June 2023 (in millions):

	March 2024			June 2023
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$195.3	$—	$195.3	$853.9	$—	$853.9
Cash equivalents:
Money market funds	591.8	—	591.8	54.4	—	54.4
Treasury bills	—	—	—	16.4	—	16.4
Certificates of deposit	41.0	—	41.0	—	—	—
Total cash and cash equivalents	$828.1	$—	$828.1	$924.7	$—	$924.7
Short-term investments:
Certificates of deposit	$—	$—	$—	$0.2	$—	$0.2
Corporate debt securities	0.5	—	0.5	6.5	(0.2)	6.3
Municipal bonds	—	—	—	3.1	—	3.1
Total short-term investments	$0.5	$—	$0.5	$9.8	$(0.2)	$9.6

The following table classifies our short-term investments by contractual maturities (in millions):

	March 2024		June 2023
	Amortized cost	Fair value	Amortized cost	Fair value

Due within 1 year	$0.5	$0.5	$9.8	$9.6
Due between 1 and 5 years	—	—	—	—
	$0.5	$0.5	$9.8	$9.6

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

At March 2024 and June 2023, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	March 2024			June 2023
	Level 1	Level 2	Total (1)	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$591.8	$—	$591.8	$54.4	$—	$54.4
Treasury bills	—	—	—	16.4	—	16.4
Certificates of deposit	—	41.0	41.0	—	—	—
Short-term investments:
Certificates of deposit	—	—	—	—	0.2	0.2
Corporate debt securities	—	0.5	0.5	—	6.3	6.3
Municipal bonds	—	—	—	—	3.1	3.1
Total assets	$591.8	$41.5	$633.3	$70.8	$9.6	$80.4

(1) Excludes $195.3 million and $853.9 million in cash held in our bank accounts as of March 2024 and June 2023, respectively. We did not have any financial assets requiring Level 3 measurement in the periods presented.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the Senior Notes and Term Loan Facility, as defined in Note 12. Debt. The estimated fair value of the Senior Notes and Term Loan Facility was determined based on the trading price of the Senior Notes and Term Loan Facility as of the last day of trading for the periods presented. We use Level 2 measurement criteria to determine the fair value of our Senior Notes and Term Loan Facility as they are not actively traded in markets.

The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	March 2024		June 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$396.1	$355.5	$395.6	$337.2
Term Loan Facility due 2028	577.7	577.0	$582.4	$575.3
	$973.8	$932.5	$978.0	$912.5

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Acquired Intangibles and Goodwill

Goodwill

The following table represents the change in our goodwill balance for the nine and twelve month periods ended March 2024 and June 2023, respectively (in millions):

	March	June
	2024	2023
Beginning balance	$816.4	$806.6
Acquisition activity	—	9.8
Ending balance	$816.4	$816.4

Acquired Intangibles

The following table summarizes the life, the gross carrying value and the related accumulated amortization of our acquired intangible assets (in millions):

		March 2024			June 2023
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(169.8)	$62.1	$231.9	$(150.7)	$81.2
Customer relationships	4.1	158.2	(130.4)	27.8	158.2	(117.8)	40.4
Wireless connectivity technology	5.6	171.5	(81.6)	89.9	158.0	(58.0)	100.0
Video interface technology	3.0	82.0	(82.0)	—	82.0	(79.7)	2.3
Human presence detection technology	5.0	5.2	(1.5)	3.7	5.2	(0.7)	4.5
Licensed technology and other	4.4	10.8	(9.4)	1.4	10.8	(8.9)	1.9
Patents	8.0	4.4	(4.4)	—	4.4	(4.3)	0.1
Tradename	4.4	5.8	(5.5)	0.3	5.8	(4.7)	1.1
In process research and development	Not applicable	67.0	—	67.0	67.0	—	67.0
Acquired intangibles totals	4.9	$736.8	$(484.6)	$252.2	$723.3	$(424.8)	$298.5

The total amortization expense for the acquired intangible assets was $18.3 million and $32.2 million for the three months ended March 2024 and March 2023, respectively. The total amortization expense for the acquired intangible assets was $59.9 million and $97.4 million for the nine months ended March 2024 and March 2023, respectively.

During the three months ended March 2024 and March 2023, $14.3 million and $23.7 million, respectively, and for the nine months ended March 2024 and March 2023, $46.5 million and $70.5 million, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 2024 (in millions):

Fiscal Year
Remainder of 2024	$18.0
2025	71.4
2026	58.3
2027	23.5
2028	10.6
Thereafter	3.4
To be determined	67.0
Future amortization	$252.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Leases

Our leases primarily include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the three months ended March 2024 and March 2023, we recorded operating lease expense of approximately $3.0 million and $2.9 million, respectively. For the nine months ended March 2024 and March 2023, we recorded operating lease expense of approximately $8.8 million and $9.1 million, respectively. Our short-term leases are immaterial.

As of March 2024 and June 2023, the components of leases are as follows (in millions):

	March	June
	2024	2023
Operating lease right-of-use assets	$45.9	$49.0
Operating lease liabilities	$9.5	$9.0
Operating lease liabilities, long-term	39.3	42.4
Total operating lease liabilities	$48.8	$51.4

Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Nine Months Ended
	March
	2024	2023
Cash paid for operating leases included in operating cash flows	$8.2	$7.0
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$4.1	$7.2

As of March 2024, the weighted average remaining lease term is 6.83 years, and the weighted average discount rate is 5.26%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
Remainder of 2024	$3.0
2025	11.1
2026	9.4
2027	7.9
2028	6.3
Thereafter	20.3
Total future minimum operating lease payments	58.0
Less: interest	(9.2)
Total lease liabilities	$48.8

10. Balance Sheet Components

Accounts receivable, net, consisted of the following (in millions):

	March	June
	2024	2023
Accounts receivable	$148.9	$168.9
Less: Allowance for credit losses	(4.2)	(5.0)
	$144.7	$163.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other non-current assets consisted of the following (in millions):

	March	June
	2024	2023
Prepayment of intangible assets	$116.5	$—
Deferred tax assets	77.9	68.0
Other	34.3	41.1
	$228.7	$109.1

Other accrued liabilities consisted of the following (in millions):

	March	June
	2024	2023
Customer obligations	$57.2	$58.5
Inventory obligations	7.1	7.0
Operating lease liabilities	9.5	9.0
Other	25.0	33.9
	$98.8	$108.4

Other long-term liabilities consisted of the following (in millions):

	March	June
	2024	2023
Operating lease liabilities, long-term	$39.3	$42.4
Deferred tax liabilities	31.3	39.1
Income taxes payable, long-term	34.6	38.1
Other	20.5	16.3
	$125.7	$135.9

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

The Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our Restricted Subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our company’s or any parent’s capital stock; (iii) prepay, redeem or repurchase certain indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) dispose of assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all, or substantially all, of its assets.

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes was $4.1 million for the three months ended March 2024 and March 2023, and $12.5 million for the nine months ended March 2024 and March 2023.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 2024, there was no balance outstanding under the revolving credit facility.

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

Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, which, after the Third Amendment, only applies if our cash and cash equivalents balance is less than $450 million as of the last day of any fiscal quarter. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. If our quarter-end cash and cash equivalents balance is less than $450.0 million, the interest coverage ratio must not be less than 3.50 to 1.0 as of the date of determination. As of March 2024, we remain in compliance with the restrictive covenants.

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

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense over 96 months. The total interest expense and amortization of the debt issuance costs recorded on the Term Loan Facility was $11.9 million and $11.4 million during the three months ended March 2024 and 2023, respectively, and was $35.9 million and $26.4 million during the nine months ended March 2024 and 2023, respectively.

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

Share-Based Compensation

Share-based compensation recognized in our condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
Cost of revenue	$1.0	$0.9	$3.2	$3.0
Research and development	15.0	12.1	45.7	39.5
Selling, general, and administrative	13.9	16.8	43.4	49.9
Total	$29.9	$29.8	$92.3	$92.4

Included in the preceding table is share-based compensation for our cash-settled phantom stock units, which we granted in October 2019. The final vesting of the phantom stock units occurred in October 2022, and no phantom stock units remain outstanding under this plan. As a result, for the three months ended March 2023, there was no share-based compensation for our cash-settled phantom stock units. For the nine months ended March 2023, share-based compensation for our cash-settled phantom stock units was $0.7 million.

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

Share-Based Compensation Plan Activity

Stock Options

Stock option activity was as follows:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price
Balance as of June 2023	3,083	$52.53
Exercised	(3,083)	$52.53
Expired	—
Balance as of March 2024	—

Restricted Stock Units

RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

		Aggregate
	RSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	1,304,926
Granted	1,321,280
Vested	(707,673)
Forfeited	(175,473)
Balance as of March 2024	1,743,060	$170.1

The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2024, of $97.56.

The unrecognized share-based compensation cost of our outstanding RSUs was approximately $152.1 million as of March 2024, which will be recognized over a weighted average period of approximately 2.16 years.

Market Stock Units

An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.

MSU activity was as follows:

		Aggregate
	MSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	227,321
Granted	312,506
Delivered	(223,984)
Forfeited	(92,475)
Balance as of March 2024	223,368	$21.8

The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2024, of $97.56.

We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three- or four-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $28.5 million as of March 2024, which will be recognized over a weighted average period of approximately 1.2 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Performance Stock Units

A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

PSU activity was as follows:

		Aggregate
	PSU	Intrinsic
	Awards	Value
	Outstanding	(in millions)
Balance as of June 2023	253,359
Granted	302,895
Delivered	(131,461)
Forfeited	(122,597)
Balance as of March 2024	302,196	$29.5

The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2024, of $97.56.

We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met, or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $1.5 million as of March 2024, which will be recognized over a weighted average period of approximately 1.0 years.

Employee Stock Purchase Plan

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 2024, were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	211,425
Weighted average purchase price	$74.2
Cash received	$15.7
Aggregate intrinsic value	$4.1

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

The benefit from income taxes of $5.2 million for the three and nine months ended March 2024, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three and nine months ended March 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to U.S. research credits and tax benefits from the impact of foreign tax credit temporary relief provided by U.S. Treasury Notice 2023-55 and Notice 2023-80 issued in July 2023 and December 2023, respectively, which deferred the effective date of the U.S. final foreign tax credit regulations published in January 2022; partially offset by foreign income taxed at higher rates, the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation.

The effective tax rate for the three and nine months ended March 2023 diverged from the combined U.S. federal and state statutory tax rate primarily due to the impact of tax law changes becoming effective in our fiscal 2023, including non-creditable foreign withholding taxes resulting from the final foreign tax credit regulations and the research and development capitalization rules

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

increasing our GILTI, and non-deductible officer compensation; partially offset by the benefit of foreign income taxed at lower rates, and research credits.

The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $0.1 million during the nine months ended March 2024, to $43.6 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 2024 were $3.6 million; this balance increased by $0.6 million compared to June 2023. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

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

Revenues for the three months ended March 2023 from our previous product categories have been reclassified in order to conform to the current period presentation as follows (in millions):

		Core IoT	Enterprise and Automotive	Mobile	Total
IoT product applications	$231.7	$93.3	$138.4	$—	$231.7
PC product applications	53.3	—	53.3	—	53.3
Mobile product applications	41.6	—	—	41.6	41.6
	$326.6	$93.3	$191.7	$41.6	$326.6

Revenues for the nine months ended March 2023 from our previous product categories have been reclassified in order to conform to the current period presentation as follows (in millions):

		Core IoT	Enterprise and Automotive	Mobile	Total
IoT product applications	$813.7	$276.5	$537.2	$—	$813.7
PC product applications	175.0	—	175.0	—	175.0
Mobile product applications	139.1	—	—	139.1	139.1
	$1,127.8	$276.5	$712.2	$139.1	$1,127.8

Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
Enterprise and Automotive product applications	$134.7	$191.7	$426.1	$712.2
Core IoT product applications	47.3	93.3	123.3	276.5
Mobile product applications	55.3	41.6	162.6	139.1
	$237.3	$326.6	$712.0	$1,127.8

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
China/Hong Kong	$102.2	$152.7	$314.6	$398.9
Taiwan	54.7	68.8	141.1	334.7
Japan	47.7	69.0	157.2	266.1
South Korea	16.0	6.2	42.7	23.3
Other	14.2	29.7	36.2	98.6
United States	2.5	0.2	20.2	6.2
	$237.3	$326.6	$712.0	$1,127.8

Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2024	2023	2024	2023
Customer A	*	*	*	10%
Customer B	12%	*	*	*
Customer C	*	*	13%	*
Customer D	*	18%	*	*

____________________

* Less than 10%

We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March	June
	2024	2023

Customer A	11%	10%
Customer B	*	20%
Customer C	14%	*
Customer D	10%	*

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

17. Restructuring Activities

In the first quarter of fiscal 2024, we initiated restructuring actions primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. As a result of this restructuring, we incurred $9.1 million in restructuring charges. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended	Nine Months Ended
	March 2024

Balance, beginning of period	$0.2	$0.2
Charges	(0.2)	9.1
Payments	—	(9.3)
Balance, end of period	$—	$—

During the three and nine months ended March 2024, the restructuring and related charges of $0.2 million and $9.1 million, respectively, was primarily attributable to severance and employee-related benefits.

During fiscal 2023, no restructuring charges were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

This Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; regional instabilities and hostilities (including the Israel-Hamas war) and the risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 24, 2023, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.

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

Our manufacturing operations are based on a variable cost model in which we outsource all of our production requirements and generally drop ship our products directly to our customers from our contract manufacturers’ facilities, eliminating the need for significant capital expenditures and allowing us to minimize our investment in inventories. This approach requires us to work closely with our contract manufacturers and semiconductor fabricators to ensure adequate production capacity to meet our forecasted volume requirements. We use third-party wafer manufacturers to supply wafers and third-party packaging manufacturers to package our proprietary ASICs. In certain cases, we rely on a single source, or a limited number of suppliers, to provide other key components of our products. Our cost of revenue includes all costs associated with the production of our products, including materials; logistics; amortization of intangibles related to acquired developed technology; backlog; supplier arrangements; manufacturing, assembly, royalties paid to third-party intellectual property providers and test costs paid to third-party manufacturers; and related overhead costs associated with our indirect manufacturing operations personnel. Additionally, we charge all warranty costs, losses on inventory purchase obligations, and the provision for excess and obsolete inventories to cost of revenue.

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

Acquired intangibles amortization, included in operating expenses, consists primarily of amortization of customer relationship and tradename intangible assets recognized under the purchase method for business combinations.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 2024, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

Trends and Uncertainties

Current Economic Conditions

As a majority of our sales and manufacturing occurs outside of the United States, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S., and globally, characterized by the supply chain environment, inflationary pressure, rising interest rates, and workforce reductions. We believe these macroeconomic conditions, including soft corporate spending on information technology hardware, coupled with the global political climate and unrest, including the ongoing Israel-Hamas war, continue to be the primary drivers for the overall reduction in orders from our customer base. We continue to believe a rebound in demand is likely to extend into late calendar 2024, and potentially beyond 2024. In addition, although we currently do not believe inflation in the costs of goods will have a material impact on our results of operations, it is possible that elevated inflation could increase our cost of goods sold and/or operating expenses and reduce our net income. Further, interest rates remain elevated and have increased our borrowing costs on our variable rate Term Loan Facility and could potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

The Israel-Hamas War

Although our employees in our Israel office have the ability to work remotely and business continuity plans are in place to address any medium- or long-term disruptions that could result from the closure of this office, the office closure and general effects of employees operating in a region at war could have a negative impact on our operations. Further, a number of our employees in Israel are members of the military reserves who have been subject to activation in response to the war, and it is possible that these employees may be re-activated if the Israel-Hamas war continues. While we also have business continuity plans in place to address the safety of our employees and continue product development in the event of reduced employee availability in the region during the war, it could affect the timing of projects in the short-term as work is shifted to other team members where necessary.

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

	Three Months Ended March				Nine Months Ended March
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Enterprise and Automotive product applications	$134.7	$191.7	$(57.0)	(29.7%)	$426.1	$712.2	$(286.1)	(40.2%)
Core IoT product applications	47.3	93.3	(46.0)	(49.3%)	123.3	276.5	(153.2)	(55.4%)
Mobile product applications	55.3	41.6	13.7	32.9%	162.6	139.1	23.5	16.9%
Net revenue	237.3	326.6	(89.3)	(27.3%)	712.0	1,127.8	(415.8)	(36.9%)
Gross margin	110.3	172.3	(62.0)	(36.0%)	326.4	614.7	(288.3)	(46.9%)
Operating expenses:
Research and development	83.4	87.9	(4.5)	(5.1%)	251.9	266.7	(14.8)	(5.5%)
Selling, general, and administrative	40.5	41.7	(1.2)	(2.9%)	122.5	128.8	(6.3)	(4.9%)
Acquired intangibles amortization	4.0	8.5	(4.5)	(52.9%)	13.4	26.9	(13.5)	(50.2%)
Restructuring costs	(0.2)	—	(0.2)	(100.0%)	9.1	—	9.1	100.0%
Operating (loss) income	(17.4)	34.2	(51.6)	(150.9%)	(70.5)	192.3	(262.8)	(136.7%)
Interest and other expense, net	(5.9)	(7.0)	1.1	15.7%	(17.4)	(22.0)	4.6	20.9%
(Loss) income before provision for income taxes	(23.3)	27.2	(50.5)	(185.7%)	(87.9)	170.3	(258.2)	(151.6%)
Provision for income taxes	(5.2)	16.8	(22.0)	(131.0%)	(5.2)	73.3	(78.5)	(107.1%)
Net (loss) income	$(18.1)	$10.4	$(28.5)	(274.0%)	$(82.7)	$97.0	$(179.7)	(185.3%)

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percentage Point	Nine Months Ended		Percentage Point
	March		Increase/	March		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Enterprise and Automotive product applications	56.8%	58.7%	(1.9%)	59.9%	63.2%	(3.3%)
Core IoT product applications	19.9%	28.6%	(8.7%)	17.3%	24.5%	(7.2%)
Mobile product applications	23.3%	12.7%	10.6%	22.8%	12.3%	10.5%
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%
Gross margin	46.5%	52.8%	(6.3%)	45.8%	54.5%	(8.7%)
Operating expenses:
Research and development	35.1%	26.9%	8.2%	35.4%	23.6%	11.8%
Selling, general, and administrative	17.1%	12.8%	4.3%	17.2%	11.4%	5.8%
Acquired intangibles amortization	1.7%	2.6%	(0.9%)	1.9%	2.4%	(0.5%)
Restructuring costs	(0.1%)	0.0%	(0.1%)	1.3%	0.0%	1.3%
Operating (loss) income	(7.3%)	10.5%	(17.8%)	(10.0%)	17.1%	(27.1%)
Interest and other expense, net	(2.5%)	(2.1%)	(0.4%)	(2.5%)	(2.0%)	(0.5%)
(Loss) income before provision for income taxes	(9.8%)	8.4%	(18.2%)	(12.5%)	15.1%	(27.6%)
Provision for income taxes	(2.2%)	5.1%	(7.3%)	(0.7%)	6.5%	(7.2%)
Net (loss) income	(7.6%)	3.3%	(10.9%)	(11.8%)	8.6%	(20.4%)

Net Revenue

Net revenue was $237.3 million for the three months ended March 2024, compared with $326.6 million for the three months ended March 2023, a decrease of $89.3 million, or 27.3%, as customers continue to exercise caution in their overall spend amidst the current global macroeconomic environment. Of this net revenue, $134.7 million, or 56.8%, was from Enterprise and Automotive product applications, $55.3 million, or 23.3%, was from Mobile product applications, and $47.3 million, or 19.9%, was from Core IoT product applications. Revenue decreased in most of our product applications for the three months ended March 2024. Net revenue from Enterprise and Automotive product applications decreased as a result of lower average selling prices (which decreased 13.3%) due to product sales mix and a decrease in units sold (which decreased 19.0%). Net revenue from Mobile product applications increased due to an increase in units sold (which increased 67.5%), as demand increased for our products in the mobile market, partially offset by a decrease in average selling prices (which decreased 20.6%) due to our product sales mix. Net revenue from Core IoT product applications decreased due to a decline in units sold (which decreased 35.7%) related to certain end customers' decline in demand and desire to reduce their inventory holdings and a net decrease of $32.0 million in revenue from the licensing of certain of our IP, partially offset by an increase in average selling prices (which increased 19.1%) due to our product sales mix compared to the same period a year ago.

Net revenue was $712.0 million for the nine months ended March 2024, compared with $1,127.8 million for the nine months ended March 2023, a decrease of $415.8 million, or 36.9%, as customers continue to exercise caution in their overall spend amidst the current global macroeconomic environment. Of this net revenue, $426.1 million, or 59.9%, was from Enterprise and Automotive product applications, $162.6 million, or 22.8% was from Mobile product applications, and $123.3 million, or 17.3%, was from Core IoT product applications. Revenue decreased in most of our product applications for the nine months ended March 2024. Net revenue from Enterprise and Automotive product applications decreased as a result of lower average selling prices (which decreased 21.5%) due to product sales mix and a decrease in units sold (which decreased 29.1%). This decrease in revenue from Enterprise and Automotive product applications was partially offset by $30.0 million in revenue from the licensing of certain of our IP. Net revenue from Mobile product applications increased due to an increase in units sold (which increased 75.0%), as demand increased for our products in the mobile market, partially offset by a decrease in average selling prices (which decreased 35.7%) due to our product sales mix. Net revenue from Core IoT product applications decreased due to a decline in units sold (which decreased 50.5%) related to certain end customers' decline in demand and desire to reduce their inventory holdings and a net decrease of $32.0 million in revenue from the licensing of certain of our IP, partially offset by an increase in average selling prices (which increased 1.3%) due to our product sales mix compared to the same period a year ago.

Gross Margin

Gross margin as a percentage of net revenue was 46.5%, or $110.3 million, for the three months ended March 2024, compared with 52.8%, or $172.3 million, for the three months ended March 2023. The net 630 basis point decrease in gross margin for the three months ended March 2024 was primarily due to product sales mix and a decrease in revenue from the licensing of certain of our IP.

Gross margin as a percentage of net revenue was 45.8% or $326.4 million, for the nine months ended March 2024, compared with 54.5%, or $614.7 million, for the nine months ended March 2023. The net 870 basis point decrease in gross margin for the nine months ended March 2024 was primarily due an increase in the excess obsolescence reserve and product sales mix, partially offset by an increase in revenue from the licensing of certain of our IP.

Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. Under most circumstances, revenue from license-based arrangements are fully accretive to our gross margin.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased $4.5 million to $83.4 million for the three months ended March 2024, compared with $87.9 million for the three months ended March 2023. The decrease in research and development expenses was primarily driven by a $4.3 million decrease in wages and related costs as a result of the restructuring action initiated during the first quarter of fiscal 2024, a $1.4 million decrease in variable compensation costs and a $0.8 million decrease in amortization of prepaid development costs, partially offset by an increase in stock-based compensation charges of $2.9 million.

Research and development expenses decreased $14.8 million to $251.9 million for the nine months ended March 2024, compared with $266.7 million for the nine months ended March 2023. The decrease in research and development expenses was primarily driven by a $8.2 million decrease in wages and related costs as a result of the restructuring action initiated during the first quarter of fiscal 2024, a $5.8 million decrease in amortization of prepaid development costs that were fully amortized at the end of fiscal 2023, and a $5.8 million decrease in variable compensation cost, partially offset by an increase in stock-based compensation of $6.2 million.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.2 million to $40.5 million for the three months ended March 2024, compared with $41.7 million for the three months ended March 2023. The decrease in selling, general, and administrative expenses was primarily driven by a $2.9 million decrease in stock-based compensation charges relating to our performance-based stock awards granted during the first quarter of fiscal 2024, partially offset by a $1.6 million increase in professional services.

Selling, general, and administrative expenses decreased $6.3 million to $122.5 million for the nine months ended March 2024, compared with $128.8 million for the nine months ended March 2023. The decrease in selling, general, and administrative expenses was primarily driven by a $6.5 million decrease in stock-based compensation charges related to forfeitures of equity awards of certain executive officers and a $2.5 million decrease in variable compensation costs, partially offset by a $2.5 million increase in professional services.

Acquired Intangibles Amortization. Amortization of acquisition-related intangibles of $18.3 million for the three months ended March 2024 decreased by $13.9 million, or 43%, compared to $32.2 million for the same period a year ago. Amortization of acquisition-related intangibles of $59.9 million for the nine months ended March 2024 decreased by $37.5 million, or 39%, compared to $97.4 million amortization for the same period a year ago. The decrease was primarily due to certain acquisition-related intangibles being fully amortized in the first half of the current fiscal year.

Interest and Other Expense, Net. Interest and other expense, net, primarily includes interest on our debt, amortization of debt discount and issuance costs, partially offset by interest income earned on our cash, cash equivalents and short-term investments.

Interest and other expense, net, decreased by $1.1 million to $5.9 million for the three months ended March 2024, as compared to $7.0 million for the three months ended March 2023. Interest income of $9.8 million for the three months ended March 2024 increased by $1.4 million and is due to the rise in interest rates period-over-period. Interest expense and the amortization of debt issuance costs on the $600 million incremental Term Loan Facility of $11.9 million for three months ended March 2024 increased by $0.5 million compared to $11.4 million for the same period a year ago.

Interest and other expense, net, decreased by $4.6 million to $17.4 million for the nine months ended March 2024, as compared to $22.0 million for the nine months ended March 2023. Interest income of $30.8 million for the nine months ended March 2024 increased by $13.3 million and is due to the rise in interest rates period-over-period. Interest expense and the amortization of debt issuance costs on the $600 million incremental Term Loan Facility of $35.9 million for the nine months ended March 2024 increased by $9.5 million, primarily driven by an increase in the average interest rate of approximately 215 basis points during the first nine months in fiscal 2024 compared to the same period a year ago.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $828.1 million as of March 2024, compared with $924.7 million as of June 2023, representing a decrease of $96.6 million. The decrease is primarily related to a $130.0 million payment to Broadcom for the purchase and prepayment of intangible assets, partially offset by cash provided by operating activities of $70.9 million.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of March 2024, $504.7 million of cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.

Cash Flows from Operating Activities. Operating activities during the nine months ended March 2024 generated $70.9 million compared with $237.0 million net cash generated during the nine months ended March 2023. For the nine months ended March 2024, the primary operating activities were adjustments for non-cash charges of $176.8 million and a net change in operating assets and liabilities of $23.2 million. The net change in operating assets and liabilities was primarily attributable to a $20.1 million decrease in accounts receivable primarily related to the normal variations in the timing of collections and billings, an $8.7 million decrease in gross inventories as we continue our efforts to control inventory investment while turning over the inventories we accumulated during the first half of fiscal 2023 and a $22.8 million increase in accounts payable due to the timing of payments made to our vendors, partially offset by a $20.3 million decrease in accrued compensation primarily related to the payment of our annual bonus in the first quarter of fiscal 2024 and a $46.9 million decrease in income taxes payable.

During the three months ended March 2024, our days sales outstanding was 55 days compared to 60 days at the same period a year ago. Our annual inventory turns stayed consistent at four period over period.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 2024 was $146.7 million compared with cash used by investing activities of $28.1 million during the nine months ended March 2023. Net cash used in investing activities for the nine months ended March 2024 consisted of $130.0 million paid to Broadcom as a prepayment to acquire developed technologies and to extend the exclusivity for certain products for an additional three-year period, $16.6 million to purchase short-term investments and $26.1 million for purchases of property and equipment, partially offset by $26.0 million in proceeds from the maturities of our short-term investments.

Cash used in investing activities during the nine months ended March 2023 was $28.1 million and consisted of $15.5 million net cash paid to acquire Emza and $29.0 million for purchases of property and equipment, partially offset by $16.3 million proceeds from the maturities of our short-term investments.

Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended March 2024 was $20.4 million compared with $134.2 million used by financing activities for the nine months ended March 2023. Net cash used by financing activities for the nine months ended March 2024 consisted of $33.7 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by $15.9 million proceeds from issuance of shares.

Cash used in financing activities for the nine months ended March 2023 was $134.2 million and consisted of $52.2 million used for payroll taxes on the delivery of the underlying shares for share-based awards, and $100.1 million used to repurchase our common stock, partially offset by $17.6 million proceeds from issuance of shares.

Common Stock Repurchase Program. As of April 2023, our board had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 2024, we purchased, net of issuances for settlement of our convertible notes, 30,116,439 shares of our common stock in the open market for an aggregate cost of $878.0 million. During the nine months ended March 2024, we did not repurchase shares of our common stock. As of March 2024, the remaining available authorization under our common stock repurchase program was $893.9 million.

Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. For the nine months ended March 2024, we paid interest expense of $8.0 million on the Senior Notes.

Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment, and on July 28, 2023, we entered into the Third Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. The Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450 million. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 2024, there was no balance outstanding under the revolving credit facility.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum. For nine months ended March 2024, we repaid $6.0 million of the principal outstanding on the Term Loan Facility.

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

Contractual Obligations and Commercial Commitments

Our material contractual obligations and commercial commitments as of March 2024 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,282.3	$21.0	$134.6	$132.7	$994.0
Leases	58.0	3.0	20.5	14.2	20.3
Purchase obligations and other commitments (2)	125.9	24.8	99.0	2.1	—
Total	$1,466.2	$48.8	$254.1	$149.0	$1,014.3

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $43.6 million. As of March 2024, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described below, as of March 30, 2024, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2023.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan Facility. See “Note 12. Debt” for further information.

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates and the exposures that arise during the period. As an example, a hypothetical increase or decrease in the interest rate by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $1.5 million based on the outstanding balance of our Term Loan as of March 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Although many of the restrictions and containment measures implemented by governmental authorities in response to the COVID-19 pandemic have been lifted or scaled back, some of our employees, including many located in Israel as a result of the Israel-Hamas war, continue to work from home, or on a hybrid basis. Established business continuity plans remain in place in order to mitigate the impact to our control environment, operating procedures, data, and internal controls. The design of our processes and controls allows for remote execution with accessibility to secure data.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer, as of March 30, 2024, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to two customers accounted for 22% of our net revenue in the third quarter of fiscal 2024. During the third quarter of fiscal 2024, we had two OEM customers that integrated our products into their products representing 20% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

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

We have employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in the Israel-Hamas war, forcing the closure of our offices in Israel for several days. Recent conflicts between Iran and Israel may escalate into a wider Middle East crisis, further impacting regional stability. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect our business, results of operations, financial condition, cash flows and prospects. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

Our operations could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Some of our employees in Israel are obliged to perform military reserve duty, and in certain emergency circumstances, employees may be called to immediate and unlimited active duty. In October 2023, a number of our employees in Israel were activated for military duty, and although they have returned full-time to the office, some or all of them may be re-activated if the Israel-Hamas war continues. While we have business continuity plans in place to address the safety of our employees and to continue product development in the event of reduced employee availability in the region during the war, any of the foregoing circumstances could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

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

Our effective tax rate may be volatile from period to period and impact our net income.

A number of factors can drive volatility in our effective tax rate from period to period, which could cause significant variability in our financial results and cash payments including:

•
changes in the volume and mix of profits earned and location of assets across jurisdictions with varying tax rates;
•
changes in our business or legal entity operating structure;
•
the resolution of issues arising from tax audits, including payment of interest and penalties;
•
the expiration of a statute of limitation;
•
changes in our valuation of deferred tax assets and liabilities, and in the valuation allowance for deferred tax assets;
•
adjustments to our estimated taxes and provision for income taxes upon finalization of tax returns;
•
increases in expenses not deductible for tax purposes, including impairments of goodwill;
•
changes in available tax credits, including foreign tax credits, US R&D credits and refundable tax credits;
•
changes in US federal, state, or foreign tax laws or their interpretation, including the global implementation of a minimum tax under Pillar Two of the OECD Base Erosion and Profit Sharing (the "BEPS") 2.0 initiative;
•
changes in US GAAP; and
•
our decision to repatriate non-US earnings for which we have not previously provided for incremental taxes including any local country withholding taxes incurred upon repatriation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion of our common stock under our stock repurchase program, which will expire at the end of July 2025. As of March 2024, the remaining amount authorized for the repurchase of our common stock was $893.9 million. During the three months ended March 2024, we did not repurchase any shares under our common stock repurchase program.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended March 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Third Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010)

31.1	Certification of Chief Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: May 9, 2024	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Esther Song
	Name:	Esther Song
	Title:	Vice President and Corporate Controller (Principal Accounting Officer)