Form 10-Q/A
period 2024-03-30
SYNAPTICS Inc
filed 2024-08-09
CIK 817720

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
As of May 2, 2024, the Company had 39,497,538 shares of Common Stock outstanding.

EXPLANATORY NOTE
Synaptics Incorporated (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to its Quarterly Report on Form
10-Q
for the fiscal quarter ended March 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule
10b5-1
trading arrangement entered into by Vikram Gupta, our SVP and General Manager of IoT Processors and Chief Product Officer, during the quarter ended March 30, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
PART II—OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended March 30, 2024,
none
of the Company’s directors or officers (as defined in Rule
16a-1(f)
of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K),
except as follows:

•
On March 14, 2024, Vikram Gupta, SVP & GM, IoT Processors and Chief Product Officer, adopted a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K)
that is intended to satisfy the affirmative defense of Rule
10b5-1(c)
for the sale of the net shares to be acquired upon the vesting of up to 46,651 restricted stock units and performance stock units, representing the right to acquire a share of the Company’s common stock until December 31, 2024.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

101	Inline XBRL (“iXBRL”) for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: August 9, 2024	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)