Form 10-K
period 2024-06-29
SYNAPTICS Inc
filed 2024-08-23
CIK 817720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2024

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (29,062,270 shares), based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on December 29, 2023 of $114.08, was $3,315,423,762. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 16, 2024, there were 39,582,719 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

SYNAPTICS INCORPORATED

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 29, 2024

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K for the year ended June 29, 2024, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, and can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to, the risks summarized herein and identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections in this report on Form 10-K, and other risks as identified from time-to-time in our Securities and Exchange Commission reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.

Statements made in this report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “company” and “Synaptics” to refer to Synaptics Incorporated and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions that enable people to engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. We provide our customers with sensing, processing, and connecting solutions, which represent the three foundational elements of the Internet of Things, or IoT. We supply connectivity, sensors, and artificial intelligence, or AI, enhanced processor solutions to original equipment manufacturers, or OEMs, that design IoT products and devices for automobiles, enterprise workspace devices, virtual reality, smartphones, tablets, and notebook computers. Our currently served markets include IoT, personal computer, or PC, Enterprise and Automotive, and Mobile. Our solutions either contain or consist of our wireless, voice and speech, video processing, fingerprint, authentication, display driver, or touch semiconductor solutions, which include our hardware, and, where applicable, firmware and software.

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

We were initially incorporated in California in 1986 and were re-incorporated in Delaware in 2002. Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. The fiscal years presented in this report are the 53-week period ended June 29, 2024 and 52-week periods ended June 24, 2023, and June 25, 2022.

Core IoT Applications Market

Our Core IoT market solutions center around three foundational elements of IoT devices: sensing, processing, and connecting. We Sense, Process, and Connect by capturing critical data with diverse sensors, processing it efficiently at the device’s edge, and ensuring seamless device connectivity. Our integrated approach delivers a dependable and innovative IoT experience, powering a smarter, connected world.

Our solutions broadly consist of wireless connectivity (Wi-Fi, Bluetooth, Bluetooth Low Energy, Zigbee, Thread, global positioning system, or GPS, and Ultra Low Energy, or ULE) products, System-on-Chip, or SoC, products, and our Astra family of AI-native edge processors. Our products enable smart devices at the edge of a network such as smart assistant speakers, over-the-top multimedia devices, wireless speakers, appliances, set-top boxes, high-speed connectivity for virtual reality devices, video surveillance and voice over IP SoCs.

We continue to expand our footprint in various devices by bringing converged video, vision, audio, and voice technologies coupled with artificial intelligence and wireless connectivity capabilities. Our deep investment in far-field voice technology, our intellectual property portfolio for video, vision, audio and security, and our significant experience enabling Android-based platforms for service providers, coupled with our focus on enabling high performance, low power, and highly secure SoC solutions enable us to effectively serve our existing customers and position us to grow our addressable market.

Enterprise and Automotive Product Applications Market

Our Enterprise product applications include solutions for PCs, a wide range of audio and video products and solutions for enterprise workspaces. We provide custom and semi-custom product solutions for navigation, cursor control, access to devices or applications through fingerprint authentication, and user presence detection solutions, for many of the world’s premier PC OEMs. These functions are offered as both stand-alone and integrated touch pads plus fingerprint biometric solutions and as chipsets with integrated visual sensing software algorithms. In addition to notebook applications, other PC product applications for our technology include peripherals, such as high-end keyboards and accessory touchpads. Our products enable voice driven intelligent devices including those integrating far-field technology, personal voice and audio products, video interface solutions for docking stations, image processing solutions for use in printers, and fax modems.

Our Automotive product applications include display and touch integrated circuits for use in automobiles. Our automotive solutions include over a decade of mass production experience in mature touch solutions and display drivers adapted from our mobile consumer business to meet automotive-grade quality standards.

Mobile Product Applications Markets

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

Emza

On October 25, 2022, we acquired all of the outstanding shares of Emza for total purchase consideration of $15.8 million, which was paid in cash. The results of Emza are included in our consolidated financial statements for the periods from October 25, 2022.

Our Strategy

Our objective is to continue to enhance our position as a leading supplier of premium semiconductor product solutions for each of the target markets in which we operate, including the core IoT applications market, the enterprise and automotive product applications market, and the mobile product applications markets, with a key focus on expanding our market share. Key aspects of our strategy to achieve this objective include those set forth below.

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

Focus on and Grow in the IoT Market

We intend to capitalize on the growth of the IoT market including connectivity and processor solutions, AI-native applications, virtual reality, and wearables. We intend to build upon our existing innovative and intuitive and intelligent semiconductor product solutions portfolio and continue to address the evolving portability, connectivity, security, and functionality requirements of these new markets. We will offer our solutions to existing and potential customers to enable increased functionality, reduced size, lower cost, simplified security, enhanced industrial design features, and to enhance the user experience of our OEMs’ products. We plan to utilize our existing technologies as well as aggressively pursue new technologies as new markets evolve that demand new solutions.

The semiconductor industry is driving transformation across applications with the use of AI. Our solutions help customers to integrate AI in their edge devices and applications. Since 2017, Synaptics has developed products with integrated neural processing engines to help customers accelerate their AI capabilities. We intend to capitalize on edge AI opportunities with our processor solutions.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand our strategic relationships to enhance our ability to offer value-added semiconductor product solutions to our customers, penetrate new markets, and strengthen the technological leadership of our product solutions. We also intend to evaluate the potential acquisitions of companies and assets in order to expand our technological expertise and to establish or strengthen our presence and product offerings in selected target markets.

Fabless Semiconductor Manufacturing

We selectively partner with foundries and backend processors to solidify our longstanding key supply chain relationships. This strategy results in a scalable business model, enables us to concentrate on our core competencies of research and development and product design and engineering, and reduces our capital expenditures and working capital requirements. Our fabless semiconductor manufacturing strategy allows us to maintain a variable cost model, in which we do not incur most of our manufacturing costs until our product solutions have been shipped and invoiced to our customers.

Products

Our family of product solutions allows our customers to solve their interface needs and differentiate their products from those of their competitors.

Wireless Connectivity

Our wireless connectivity solutions include state-of-the-art Wi-Fi, Bluetooth, Bluetooth Low Energy, Zigbee, Thread, Matter, GPS, GNSS, and ULE to address broad IoT market applications including home automation, multimedia streamers, security sensors, surveillance cameras, wireless speakers, games, drones, printers, wearable and fitness devices, in addition to numerous other applications which require a wireless connection.

AstraTM

Our Astra family of AI solutions include a scalable portfolio of intelligent edge processors, ranging from highly integrated MPUs to high-performance MCUs architected for an AI-enabled IoT system, a standards-based open software framework, rapid prototyping kits, full-featured AI/ML toolkits, and Synaptics’ Wi-Fi® and Bluetooth® connectivity solutions. Synaptics also provides the Astra™ Machina™ Foundation Series Modular developer kit for Synaptics SL-Series of high-performance embedded processors.

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

Voice Over IP

Our Digital Voice Family, or DVF, of SoC products is a comprehensive solution for developing affordable, scalable and power efficient VoIP, home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging phones. Built on an open platform with multi-ARM processors running on Linux OS, DVF includes IPfonePro™, software development kit for IP phones and ATAs.

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

ClearViewTM

Our ClearView display driver products offer advanced image processing and low power technology for displays on electronic devices, including smartphones and tablets. Our virtual reality bridge and virtual reality display driver integrated circuit, or DDIC, chips enable our customers to move to higher resolution and faster response displays

TouchViewTM

Our TouchView solutions include our TDDI products that combine two functions, a touch controller, and a display driver, into a single chip that incorporates all the features of our ClearView and ClearPad products. TouchView products are used in large screen devices, including notebooks and tablets, and are also certified for automotive display applications.

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
Human presence detection technology;
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

As of the end of fiscal 2024, we employed 1,248 people in our technology, engineering, and product design functions in the United States, China, Taiwan, Japan, Israel, the United Kingdom, India, Germany, Poland, and Korea.

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

As of June 2024, we held 2,603 active patents and 555 pending patent applications worldwide that expire between 2024 and 2044. Collectively, these patents and patent applications cover various aspects of our key technologies, including those for touch sensing, voice processing, secure biometrics, display drivers, touch and display integration, docks and adapters, video interfaces, wired and wireless connectivity, audio processing, video processing, edge computing, open AI tools, and computer vision. Our proprietary firmware and software, including source code, are also protected by copyright laws and applicable trade secret laws.

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

As of the end of fiscal 2024, we employed 216 sales and marketing professionals. We maintain customer support offices domestically and internationally, which are located in the U.S., Taiwan, China, India, Korea, Japan, United Kingdom and Switzerland. In addition, we utilize value-added resellers and sales distributors that are primarily located in the U.S., China, Korea, Japan, Taiwan and Germany.

International sales constituted nearly all of our revenue for each of fiscal 2024, 2023, and 2022. Approximately 66%, 63% and 66% of our sales in fiscal 2024, 2023 and 2022, respectively, were made to companies located in China and Taiwan that provide design and manufacturing services for major IoT, notebook computer, and mobile product applications OEMs. Our sales are almost exclusively denominated in U.S. dollars. See Note 15. Segment, Customers, and Geographic Information in the notes to the consolidated financial statements for additional information on revenue by geographic location and product category.

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

Our third-party contract manufacturers and semiconductor fabricators are predominately Asia-based organizations. We generally provide our contract manufacturers with six-month rolling forecasts of our production requirements. As a result of past supply constraints and capacity shortages affecting the global semiconductor industry, we entered into long-term capacity and pricing agreements with some suppliers. Our reliance on these parties exposes us to vulnerability owing to our dependence on a few sources of supply. In some cases, we have alternative sources of supply to mitigate supplier risk. We may establish relationships with other contract manufacturers in order to reduce our dependence on any single source of supply.

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

Enterprise and Automotive and Mobile

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

Corporate Responsibility

We strive to be a leading corporate citizen. We strive to uphold the most ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to social and governance priorities will help enhance long-term value for our stockholders. With guidance from our Board of Directors, our management team applies an integrated methodology to financial matters, corporate governance, and corporate responsibility, leading to increased accountability, better decision making and ultimately enhanced long-term value. We consider environment, social, and governance, or ESG, matters in our business goals, strategies and risk management.

We have implemented internal programs and initiatives to reinforce our commitment to reduce our natural resource consumption, improving sustainability, disposing of end-of-life products in an environmentally safe manner, reducing waste, and increasing reuse and recycling programs company-wide.

Our Chief Information Officer, or CIO, also acts as our Chief Sustainability Officer and has responsibility for our Global Workplace Resources function and executes our climate strategy and related issues. Our CIO is responsible for assessing and leading the management of climate-related risks and opportunities, elevating stakeholder concerns and guiding the implementation of climate-related policies, programs and disclosures. As a member of our senior executive team, our CIO is responsible for elevating climate topics to senior leadership and, ultimately, to the Board’s Nominations and Corporate Governance Committee and Audit Committee.

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

Our Board of Directors is responsible for overseeing our ESG policies and practices generally. The Nominations and Corporate Governance Committee has oversight of ESG strategy and receives regular updates from management on our ESG performance. The Audit Committee provides oversight of business risks and our company’s Code of Conduct. Our Board of Directors receives periodic updates from Nominations and Corporate Governance Committee and management on our ESG performance.

Human Capital

Our company has been built on the collective contributions from people of many countries, religions, and ethnic backgrounds. People are our most critical asset and are the core component behind our success. We want to attract, develop, and retain the world’s best talent. As of June 2024, we employed 1,716 employees. Our workforce is distributed globally across 15 countries with 22% of our employees located in North America, 61% located in Asia Pacific and 17% located in Europe and the Middle East. We believe our company attributes differentiate us in the market and have resulted in a lower voluntary attrition rate relative to benchmark data and a higher retention rate in fiscal 2024. Our employee average tenure globally is 5.0 years.

Our Board of Directors and its committees provide oversight on certain workforce management matters including, among other aspects, leadership development, management depth and strength assessment, diversity, equity, inclusion and belonging, and our employee experience survey results. The Audit Committee is responsible for monitoring our business risks and our company’s Code of Business Conduct and Ethics. The Nominations and Corporate Governance Committee oversees our ESG strategy including talent attraction and retention and inclusion and diversity. The Compensation Committee provides oversight of our overall compensation philosophy, policies, and programs, and assesses whether our compensation establishes appropriate incentives for executive officers and other employees.

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

We are committed to proactively caring for the well-being of our employees in an engaging and meaningful way. Almost 50% of our workforce participated in events last year such as global virtual runs and our annual outstep the CEO competition, promoting healthy behavior while raising money for local charities. We also provided opportunities for employees to donate or volunteer their time through various philanthropic programs and events. Additionally, we provided new mental health resources and conducted team building and well-being activities onsite in our global offices.

We also conduct organizational health surveys designed to assess employee engagement, leadership, work environment, and culture. We held an average response rate of 90% for fiscal 2024, which we view as indicative of a high-level of employee engagement.

We invest in our employees, and their professional development by providing opportunities to learn though technical, compliance and other professional training, including through semi-annual development conversations between employees and managers to ensure employees have individualized career discussions that align both with organizational and employee professional development goals. We also make customized learning pathways available through a global platform where all employees can take courses to grow their skill sets.

To ensure we are building leadership strength and capabilities, we have robust talent assessment discussions where high-performing and high potential employees are identified for future growth opportunities, as well as succession planning for future critical leadership positions.

Diversity, Equity, Inclusion and Belonging

We embrace diversity and inclusion and strive to provide a rich environment with diverse skills, backgrounds and perspectives. We strongly believe diverse teams are more innovative and productive. Our goal is to cultivate an environment that not only allows for, but also encourages, everyone to collaborate and participate equally to foster individual and company growth. As of June 2024, 20% of global employees, 20% senior executive leadership positions and 38% of our Board of Directors identified as female. To further these objectives in fiscal 2024, we engaged in an internal communications campaign, employee resource group development, measuring our employee’s perceptions on this topic and publishing our diversity, equity, inclusion, and belonging statement and commitment.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of August 16, 2024:

Name	Age	Position
Michael Hurlston	57	President and Chief Executive Officer
Ken Rizvi	49	Senior Vice President and Chief Financial Officer
Lisa Bodensteiner	62	Senior Vice President, Chief Legal Officer and Secretary
Vikram Gupta	55	Senior Vice President and General Manager, IoT Processors and Chief Product Officer
Satish Ganesan	49	Senior Vice President and General Manager of Intelligent Sensing Division and Chief Strategy Officer

Michael Hurlston has been the President and Chief Executive Officer of our company since August 19, 2019. Prior to joining our company, Mr. Hurlston served as the Chief Executive Officer and a member of the Board of Directors of Finisar Corporation (“Finisar”) from January 2018 to August 2019. Prior to joining Finisar, he served as Senior Vice President and General Manager of the Mobile Connectivity Products/Wireless Communications and Connectivity Division and held senior leadership positions in sales, marketing, and general management at Broadcom Limited (“Broadcom”) and its predecessor corporation from November 2001 through October 2017. Prior to joining Broadcom in 2001, Mr. Hurlston held senior marketing and engineering positions at Oren Semiconductor, Inc., Avasem, Integrated Circuit Systems, Micro Power Systems, Exar and IC Works from 1991 until 2001. Mr. Hurlston is a member of the board of directors and audit committee of Flex Ltd. He is also a member of the board of directors and compensation committee at Astera Labs. Mr. Hurlston serves on the Board of Executive Trustees of the UC Davis Foundation and on the Dean’s Executive Committee for the College of Engineering and the Dean’s Advisory Counsel for the Graduate School of Management at the University of California, Davis. Mr. Hurlston holds Bachelor of Science and Master of Science degrees in Electrical Engineering and a Master of Business Administration degree from the University of California, Davis.

Ken Rizvi has been the Chief Financial Officer of our company since July 15, 2024. Prior to joining our company, Mr. Rizvi served as Senior Vice President and Chief Financial Officer of SMART Global Holdings, Inc., a diversified business focused on providing high-performance, high-availability solutions to enterprise customers, from February 2021 to June 2024. Prior to joining SMART Global Holdings, Mr. Rizvi served as Senior Vice President and Chief Financial Officer of UTAC Holdings Ltd., a global semiconductor assembly and test services provider, from June 2018 until February 2021. He served as Senior Vice President and Chief Financial Officer at Isola Group, a global materials sciences company, from August 2016 to June 2018. Prior to Isola, Mr. Rizvi held senior leadership roles at Micron Technology, Inc., and ON Semiconductor. He has also served as an associate with Technology Crossover Ventures and as an investment banker at Morgan Stanley. Mr. Rizvi holds an Executive Master of Business Administration from the W.P. Carey School of Business at Arizona State University and a Bachelor of Arts in Economics from Yale University.

Lisa Bodensteiner has been Senior Vice President, Chief Legal Officer and Secretary since November 2023. Prior to joining our company, Ms. Bodensteiner was Executive Vice President, Chief Legal Officer, Compliance Officer and Corporate Secretary of Plantronics, Inc. ("Poly") from October 2020 to October 2022. Ms. Bodensteiner served as a Principal of MDAC, LLC, a family-owned real estate company, from June 2016 to October 2020, and Executive Vice President, General Counsel and Chief Compliance Officer at SunPower Corporation, a global energy company and provider of solar power solutions, from June 2012 to May 2016. Before joining SunPower, Ms. Bodensteiner held key executive roles at First Solar, Inc. from April 2009 to June 2012 and OptiSolar Inc., where she was also on the leadership team, from October 2007 to April 2009. She also served as Executive Vice President, General Counsel, Secretary and Chief Compliance Officer at Calpine Corporation from February 1996 to April 2006. Ms. Bodensteiner holds a Juris Doctor degree from Santa Clara University School of Law and a Bachelor of Science in Business Administration in Accounting from the University of Nevada

Vikram Gupta has been the Senior Vice President and General Manager of IoT Processors and Chief Product Officer since January 2023. Prior to joining Synaptics, Mr. Gupta was the SVP and GM of IoT Compute and Wireless Business Lines for Infineon Technologies, a manufacturer of semiconductor solutions, from April 2020 to November 2022, where he led the integration and transformation efforts for the $1B+ multi-site business with three product lines following Infineon’s acquisition of Cypress Semiconductor, where he served as VP of Engineering of the IoT Business Unit from 2016 to 2019 and SVP and

GM of the IoT Business Unit from 2019 to 2020. Prior to Cypress Semiconductor, Mr. Gupta navigated a progressive tenure with Broadcom, advancing in leadership and responsibility across both engineering and business. Earlier in his career he was a co-founder of Zeevo, a developer of SOC solutions for Bluetooth and other wireless communications applications, which was ultimately purchased by Broadcom. He holds a Bachelor’s degree in Electrical and Electronics Engineering from Birla Institute of Technology & Science in India and a Master’s Degree in Electrical Engineering from the University of Hawaii at Manoa.

Satish Ganesan has been the Senior Vice President and General Manager of Intelligent Sensing Division since February 2024. Mr. Ganesan joined Synaptics in November 2019 as our Chief Strategy Officer. Prior to joining our Company, Mr. Ganesan served as Chief Product Officer of Keyssa Inc., a wireless startup focused on short range connectivity, from May 2017 to October 2018. Before that, he held several executive positions focused on IoT and mobile strategy and product marketing at Broadcom Limited from August 2007 to November 2010 and January 2014 to February 2016. He also served as Director, Product Management & Product Marketing at Tilera Corporation from December 2011 to December 2013. He spent his early career in various engineering roles at Xilinx, and holds more than 10 US patents. Mr. Ganesan received his Bachelor of Science in Electrical and Electronics Engineering from BITS, India and his Master of Science in Computer Engineering from the University of Cincinnati

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and the consolidated financial statements and the related notes included elsewhere in this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.

Summary of Risk Factors

Risks Related to Our Industry and Business

•
We currently depend on our solutions for the IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.
•
In many of the markets in which we compete, we depend on winning selection processes, and failure to be selected could adversely affect our business in those market segments.
•
We rely on OEMs and ODMs to design our products into their end products.
•
A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.
•
We face risks related to recessions, inflation, stagflation and other macroeconomic conditions.
•
We are exposed to industry downturns and cyclicality in our target markets that may result in fluctuations in our operating results.
•
We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
•
We cannot assure you that our product solutions for new markets will be successful or that we will be able to continue to generate significant revenue from these markets.
•
If we fail to maintain and build relationships with our customers, or our customers’ products that utilize our solutions do not gain widespread market acceptance, our revenue may stagnate or decline.
•
Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in our average selling prices of products over time, shifts in our product mix, or price increases of certain components or third-party services due to inflation, supply chain constraints, or other reasons.
•
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
•
If we fail to manage our growth effectively, our infrastructure, management, and resources could be strained, our ability to effectively manage our business could be diminished, and our operating results could suffer.

Risks Related to Our Supply Chain

•
We depend on third parties to maintain satisfactory manufacturing yields and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our operating results.

•
Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

Risks Related to Product Development

•
We are subject to lengthy development periods and product acceptance cycles, which can result in development and engineering costs without any future revenue.
•
Failures in our solutions, or in our customers’ products, including resulting from security vulnerabilities, defects or errors, could harm our business.

Risks Related to International Sales and Operations

•
Changes to import, export and economic sanction laws may expose us to liability, increase our costs and adversely affect our operating results.
•
Changes to international trade policy and rising concerns of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations.

Risks Related to Our Employees

•
We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Risks Related to Our Intellectual Property

•
Our ability to compete successfully and continue growing as a company depends on our ability to adequately protect our proprietary technology and confidential information.

Risks Related to Acquisitions

•
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

Risks Factors Related to Our Indebtedness

•
Our indebtedness could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations outstanding under our credit agreement, our 4.000% senior notes due 2029, or the Senior Notes, and other indebtedness we may incur from time-to-time.

General Risk Factors

•
Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business.
•
We face risks associated with security breaches or cyberattacks.
•
If tax laws change in the jurisdictions in which we do business or if we receive a material tax assessment in connection with an examination of our income tax returns, our consolidated financial position, results of operations and cash flows could be adversely affected.
•
Our effective tax rate may be volatile from period to period and impact our net income.
•
We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.
•
The market price of our common stock has been and may continue to be volatile.

Risks Related to Our Industry and Business

We currently depend on our solutions for the IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue, and any downturn in sales of these products would adversely affect our business, revenue, operating results, and financial condition.

We currently depend on our solutions for the Core IoT, Enterprise and Automotive and Mobile product applications markets for a substantial portion of our revenue. Any downturn in sales of our products into any of these markets would adversely affect our business, revenue, operating results, and financial condition. Similarly, a softening of demand in any of these markets, or a slowdown of growth in any of these markets because of changes in customer preferences, the emergence of applications not including our solutions, or other factors would cause our business, operating results, and financial position to suffer. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets. Demand in these markets fluctuates significantly, driven by consumer spending, consumer preferences, the development of new technologies and prevailing economic conditions. We cannot provide any assurance that our customers’ products which incorporate our solutions will be successful and such products may experience price erosion or other competitive factors that affect the price customers are willing to pay us. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

In many of the markets in which we compete, we depend on winning selection processes, and failure to be selected could adversely affect our business in those market segments.

One of our business strategies is to participate in and win competitive bid selection processes to develop products for use in our customers’ products. These selection processes can be lengthy and require us to incur significant design and development expenditures, with no guarantee of winning a contract or generating revenue. Failure to win new design projects and delays in developing new products with anticipated technological advances or in commencing volume shipments of these products may have an adverse effect on our business. This risk is particularly pronounced in markets where there are only a few potential customers and in the Automotive market, where, due to the longer design cycles involved, failure to win a design-in could prevent access to a customer for several years. Our failure to win a sufficient number of these bids could result in reduced revenue and hurt our competitive position in future selection processes because we may not be perceived as being a technology or industry leader, each of which could have a material adverse effect on our business, financial condition and results of operations.

We rely on OEMs and ODMs to design our products into their end products.

Our products are not sold directly to the end user but are components or subsystems of other products. As a result, we rely on OEMs and ODMs to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a customer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort, and risk on the part of that customer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general, and administrative expenses, without generating the anticipated revenue associated with these products.

A significant portion of our sales comes from one or more large customers, the loss of which could harm our business, financial condition, and operating results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we lost key customers, or if key customers reduced or stopped placing orders for our high-volume products, our financial results could be adversely affected. Sales to one customer accounted for 12% of our net revenue in fiscal 2024. During fiscal 2024, we had one OEM customer that integrated our products into their products representing 11% of our revenue; we sold to these customers primarily indirectly through multiple distributors. Significant reductions in sales to our largest customers, the loss of other major customers, or a general decrease in demand for our products within a short period of time could adversely affect our revenue, financial condition, and business.

We sell to contract manufacturers that serve our OEM customers. Any material delay, cancellation, or reduction of orders from any one or more of these contract manufacturers or the OEMs they serve could harm our business, financial condition, and operating results. The adverse effect could be more substantial if our other customers do not increase their orders or if we are unsuccessful in generating orders for our solutions with new customers. Many of these contract manufacturers sell to the same OEMs, and therefore our concentration with certain OEMs may be higher than with any individual contract manufacturer. Concentration in our customer base may make fluctuations in revenue and earnings more severe and make business planning more difficult. If we are unable to increase the number of large customers in key markets, then our operating results in the foreseeable future would be expected to continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our solutions. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, including, without limitation, because we do not have long-term product purchase commitments from our customers, technological changes could lead to substantial volatility based on product transitions, customers may purchase similar products from our competitors or develop their own solutions, become subject to severe business disruptions or trade restrictions or tariffs (particularly in jurisdictions such as China).

We face risks related to recessions, inflation, stagflation and other macroeconomic conditions.

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our manufacturing partners if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession, our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges, and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise harm our business. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as smartphones, tablets, notebook computers, automobiles and virtual reality products. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of high rates of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might prevent us from accessing preferred sources of liquidity and causing our borrowing costs to potentially increase. Thus, if general macroeconomic conditions, conditions in the semiconductor industry, or conditions in our customer end markets continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

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

The consumer electronics industry has experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, production overcapacity, and increased inventory and credit risk. In addition, the consumer electronics industry is cyclical in nature due to constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. We cannot predict the timing, strength, or duration of any industry slowdown or economic recovery. If the industry and markets in which we operate deteriorate, our business, financial condition, and results of operations may be materially and adversely affected.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. We expect that the market for our products will continually evolve and will be subject to rapid technological change. For example, new products and disruptive technologies are being developed, and companies with which we compete have implemented artificial intelligence strategies for products and service offerings. This rapid pace of technological change can create opportunities for our competitors and harm our competitiveness in the market if our products do not evolve or we are unable to effectively keep up with such changes. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Depressed economic conditions, a slowdown in the markets in which we operate, the emergence of new products not including our product solutions, rapid changes in the markets in which we operate, and competitive pressures may result in lower demand for our product solutions and reduced unit margins.

Some of our current and potential competitors have greater market recognition, longer operating histories, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them greater competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, negotiate lower prices for raw materials and components, deliver competitive products at lower prices, and introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers determine not to utilize our custom engineered, total solutions approach and instead, decide to design and manufacture their own interfaces, contract with our competitors, or use alternative technologies. Our competitors may also offer bundled solutions offering a more complete solution despite the technical merits or advantages of our products. We also face increased competition as a result of China actively promoting its domestic semiconductor industry through policy changes and investment. These actions, as well as China-U.S. trade barriers, may restrict our participation in the China market or may prevent us from competing effectively with Chinese companies or companies from other countries that China favors over the United States. Competition could decrease our prices, reduce our sales, adversely affect our gross margins and/or decrease our market share.

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

Many manufacturers of these products have well-established relationships with competitive suppliers. Our ongoing success in these markets will require us to offer better performance alternatives to other solutions at competitive costs. The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent or in a timely manner, will impede our sales growth and could result in substantially reduced earnings and a restructuring of our operations. For example, the growth of the Core IoT market is dependent on the adoption of industry standards to permit devices to connect and communicate with each other. If the industry cannot agree on a common set of standards, then the growth of the Core IoT market may be slower than expected. Unfavorable developments with evolving laws and regulations worldwide related to these products and suppliers, including with respect to artificial intelligence, may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Many of these products are still emerging and demand for these products may be unpredictable and may vary significantly from one period to another. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.

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

We must maintain our relationships with our existing customers and expand our relationships with OEMs in new markets. Our customers generally do not provide us with firm, long-term volume purchase commitments, opting instead to issue purchase orders that they can cancel, reduce, or delay, subject to certain limitations. In order to meet the expectations of our customers, we must provide innovative solutions on a timely and cost-effective basis. This requires us to match our design and production capacity with customer demand, maintain satisfactory delivery schedules, and meet performance goals. If we are unable to achieve these goals for any reason, our sales may decline or fail to develop, which would result in decreasing revenue. If customers do not purchase products made specifically for them, we may be unable to resell such products to other customers or may be unable to require the customers who have ordered these products to pay a cancellation fee. Moreover, it is possible that our customers may develop their own products or adopt a competitor’s solution for products that they currently buy from us. When this occurs, our sales could decline and/or our market share could be reduced.

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

Additionally, because we do not operate our own manufacturing, assembly, testing or packaging facilities, we are not able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted, for example, by the following factors: increased costs (including increased costs caused by tariffs, inflation, higher interest rates, or supply chain constraints); loss of cost savings if parts ordering does not correctly anticipate product demand or if the financial health of either our manufacturing partners or our suppliers deteriorates; excess inventory, or inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time-to-time become restricted, or general market factors and conditions such as inflation or supply chain constraints have in the past affected and may in the future affect pricing of such commodities. Any increase in the price of components used in our products will adversely affect our gross margins.

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

Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs or disrupt our supply of such products. In addition, a foundry or supplier may become unavailable to us as a result of economic or political instability. The loss of relationships with our contract manufacturers or assemblers, or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and adversely affect our operating results.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

The inability to obtain sufficient quantities of components and other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Many of the materials used in the production of our products are available only from a limited number of foreign suppliers, particularly suppliers located in Asia. In most cases, neither we nor our contract manufacturers have long-term supply contracts with these suppliers. Additionally, it is possible that their customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce them to reallocate capacity to those customers. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products into which our product solutions are incorporated. Future shortages of materials and components, including potential supply constraints of silicon, could cause delayed shipments and customer dissatisfaction, which may result in lower revenue.

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

Failures in our solutions, or in our customers’ products, including resulting from security vulnerabilities, defects or errors, could harm our business.

Our solutions are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Development of solutions in new domains of technology, and the migration to integrated circuit technologies with smaller geometric feature sizes, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our solutions by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software or open source code used in our solutions.

Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers in many instances integrate our solutions into consumer and other devices. Our solutions are used in applications that gather and process large amounts of data, such for IoT, Enterprise and Automotive and Mobile product applications. The use of products containing our solutions to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those products to malicious attacks. Further, security vulnerabilities in our solutions could expose our customers, or end users of our customers’ products, to hackers or other unscrupulous third parties who develop and deploy malware that could attack our solutions or our customers’ products or IT infrastructure. Such attacks could result in the disruption of our customers’ businesses or the misappropriation, theft, misuse, disclosure, loss or destruction of the technology or intellectual property, or the proprietary, confidential or personal information, of our customers, their employees or the end users of our customers’ products. Security features in our solutions cannot make our solutions entirely secure. Mitigation techniques designed to address security vulnerabilities, including software and firmware updates or other preventative measures, are not always available on a timely basis, or at all, and at times do not operate as intended or effectively resolve vulnerabilities for all applications. While we continue to focus on this issue and take measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures, and techniques used to perpetrate cybersecurity attacks are increasingly sophisticated and constantly evolving.

Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products, repairing or replacing defective products, writing down defective inventory or indemnification obligations under our agreements, and could result in the loss of sales and divert the attention of our personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, product liability claims and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and our ability to attract new customers, as well as the perceptions of our brand. Further, our business liability insurance may be inadequate, may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.

Our use of open source software in certain products and services could materially adversely affect our business, financial condition, operating results and cash flow.

Many of our products and services incorporate open source software, the use of which may subject us to certain conditions, including the obligation to offer such products for no cost or to make the proprietary source code of those products publicly available. Open source licenses are generally “as-is” and do not provide warranties, support or assurance of title or controls on origin of the software, which exposes us to potential liability if the software fails to work or infringes the intellectual property of a third-party.

Although we monitor our use of open source software to avoid subjecting our products to unintended conditions and exposing us to significant financial risk, such use, under certain circumstances, could adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts. In addition, we may receive inquiries or claims from authors, distributors or recipients of open source software included in our products regarding our compliance with the conditions of such open source licenses and we may be required to take steps to avoid or remedy an alleged infringement or noncompliance, including modifying our product code, stopping the distribution of some of our products, paying damages or releasing the source code of our propriety software.

If we do not keep pace with technological innovations, our products may not remain competitive and our revenue and operating results may suffer.

We operate in rapidly changing, highly competitive markets. Technological advances, including advances in artificial intelligence, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions. Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. Therefore, we may be required to expend substantial funds for and commit significant resources to enhancing and developing new technology, which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential solutions.

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

We have employees and facilities located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in the Israel-Hamas war, forcing the closure of our offices in Israel for several days. Recent conflicts between Iran and Israel may escalate into a wider Middle East crisis, further impacting regional stability. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect our business, results of operations, financial condition, cash flows and prospects. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

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

Additionally, the U.S. has published significant changes to U.S. export control regulations with respect to Russia and China, and additional changes to export control regulations are expected in the future. For example, the U.S. government has implemented controls on transactions involving items for semiconductor manufacturing end-users, and the new controls expand the scope of foreign-produced items subject to license requirements for certain entities on the U.S. government’s Entity List. Future changes in the U.S. export control regulations, including changes in the enforcement and scope of such regulations, could prevent the export or import of our products to these entities, which could have a material impact on our future results of operations and financial condition.

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

Our business and operating results are substantially dependent on international trade. Many of our customers sell products incorporating our solutions into international markets. Tariffs on our customers’ products may adversely affect our gross margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEMs in our industry have already implemented short-term price adjustments to offset such tariffs and transitioned their production and supply chain to locations outside of China. Furthermore, compliance with export controls and implementation of additional tariffs may increase compliance costs and adversely affect our business and results of operations.

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

Our manufacturing and assembly operations are primarily conducted in Taiwan, China, and Korea by contract manufacturers and semiconductor fabricators. Because of the geographic concentration of some of these suppliers, we are exposed to the risk that their operations may be disrupted by regional events. We have sales and logistics operations in Hong Kong, and sales and engineering design support operations in China, France, Germany, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan, and the U.K. These international operations expose us to various economic, political, regulatory, and other risks that could adversely affect our operations and operating results, including the following:

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
•
power outages
•
actual or threatened public health emergencies
•
political, social or economic instability in certain parts of the world; and
•
geopolitical tensions, including the Israel-Hamas war and the risk of escalation into a wider Middle East crises, as well as deteriorating relations between China and Taiwan
•
natural disasters, including droughts, floods, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), or tsunamis typhoons or other severe storms.

If any of these risks associated with international operations materialize, our operations could significantly increase in cost or be disrupted, which would negatively affect our revenue and operating results. In addition, while we do not expect the Russian invasion of Ukraine to have a direct material impact on us, we are unable to predict the indirect impact this conflict will have on us due to future impacts on the supply chain, global and domestic economies, interest rates and stock markets.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

We transact business predominantly in U.S. dollars, and we invoice and collect our sales in U.S. dollars. A weakening of the U.S. dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. In the future, customers may negotiate pricing and make payments in non-U.S. currencies. For fiscal 2024, approximately 17% of our costs were denominated in non-U.S. currencies, including British pounds, Canadian dollars, European Union euro, Hong Kong dollars, Indian rupee, New Taiwan dollars, Japanese yen, Korean won, Chinese yuan, Polish zloty, Israeli New Shekel, and Swiss francs. If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins, and could result in exchange losses. In addition, currency devaluation could result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

Risks Related to Our Employees

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and other key personnel. The competition for qualified management and key personnel, especially engineers, is intense. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. Although we maintain nondisclosure covenants with most of our key personnel, and our key executives have change of control severance agreements, we do not have employment agreements with many of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, and capable sales and customer-support employees outside the U.S., could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

We do not consistently rely on written agreements with our customers, suppliers, manufacturers, and other recipients of our technologies and products and therefore, some trade secret protection may be lost and our ability to enforce our intellectual property rights may be limited. Confidentiality and non-disclosure agreements that are in place may not be adequate to protect our proprietary technologies or may be breached by other parties. Additionally, our customers, suppliers, manufacturers, and other recipients of our technologies and products may seek to use our technologies and products without appropriate limitations. In the past, we did not consistently require our employees and consultants to enter into confidentiality, employment, or proprietary information and invention assignment agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our technologies and products or may use our technologies and products competitively and without appropriate limitations. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Additionally, our proprietary information and technologies may be inadvertently leaked through our use of generative and other third party AI tools. Other companies, including our competitors, may independently develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our technologies and products.

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

We expect to continue to pursue opportunities to acquire other businesses and technologies in order to complement our current solutions, expand the breadth of our markets, enhance our technical capabilities, or otherwise create growth opportunities. We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, acquisitions could be difficult to complete as result of increased antitrust scrutiny and regulatory approvals required in the United States and other jurisdictions. Acquisitions may also become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, assume contingent liabilities, or experience higher operating expenses.

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
•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•
failure of acquired businesses to achieve expected results;
•
adverse effects on existing business relationships with suppliers and customers;
•
failure to retain key customers, suppliers, or personnel of acquired businesses;
•
litigation or other claims and disputes in connection with the acquired businesses;
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

We have entered, and we anticipate that we will continue to enter, into strategic alliances. We continually explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to provide necessary know-how, components, or supplies; and to develop, introduce, and distribute products utilizing our technology. We may also make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our personnel or technological capabilities. Certain strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances to achieve their objectives may impede our ability to introduce new products and enter new markets.

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

The Credit Agreement includes certain covenants that limit (subject to certain exceptions) our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) incur or suffer to exist liens securing indebtedness; (iii) make investments; (iv) consolidate, merge or transfer all or substantially all of our assets; (v) sell assets; (vi) pay dividends or other distributions on, redeem or repurchase capital stock; (vii) enter into transactions with affiliates; (viii) amend, modify, prepay or redeem subordinated indebtedness; (ix) enter into certain restrictive agreements; and (x) engage in a new line of business. In addition, the Credit Agreement contains financial covenants that (i) require the ratio of the amount of our consolidated total indebtedness to consolidated EBITDA to be less than certain maximum ratio levels, and (ii) require that we either maintain a minimum of $450.0 million in cash on our balance sheet or maintain the ratio of the amount of our consolidated EBITDA to consolidated interest expense above a certain minimum ratio level, and we currently rely on maintaining this minimum cash balance in order to comply with this covenant.

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

General Risk Factors

Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business.

We rely upon a number of internal business processes and information systems to support key business functions, and the efficient operation of these processes and systems is critical to our business. Our business processes and information systems need to be sufficiently scalable to support the growth of our business and, accordingly, our information systems will continually evolve and adapt in order to meet our business needs.

These changes may be costly and disruptive to our operations and could impose substantial demands on management time. These changes may also require changes in our information systems, modification of internal control procedures and significant training of employees and third-party resources. We continuously work on simplifying our information systems and applications through consolidation and standardization efforts. There can be no assurance that our business and operations will not experience any disruption in connection with this transition. Our information technology systems, and those of third-party information technology providers or business partners, may also be vulnerable to damage or disruption caused by circumstances beyond our control including catastrophic events, power anomalies or outages, natural disasters, viruses or malware, cyberattacks, insider threat attacks, unauthorized system or data modifications, data breaches and computer system or network failures, exposing us to significant cost, reputational harm and disruption or damage to our business.

We face risks associated with security breaches or cyberattacks.

We face risks associated with security breaches or cyberattacks of our computer systems or those of our third-party representatives, vendors, and service providers. Although we have implemented security procedures and controls to address these threats, our systems may still be vulnerable to data theft, computer viruses, programming errors, ransomware, and other attacks by third parties, or similar disruptive problems. If our systems, or systems owned by third parties affiliated with our company, were breached or attacked, the proprietary and confidential information of our company, our employees and our customers could be disclosed and we may be required to incur substantial costs and liabilities, including the following: liability for stolen assets or information; fines imposed on us by governmental authorities for failure to comply with privacy laws or for disclosure of any personally identifiable information as a part of such attack; costs of repairing damage to our systems; lost revenue and income resulting from any system downtime caused by such breach or attack; loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack; increased costs of cyber security protection; costs of incentives we may be required to offer to our customers or business partners to retain their business; damage to our reputation; increased cyber liability and data breach insurance premiums; and expenses to rectify the consequences of the security breach or cyberattack. Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data, and we rely on third parties to store and otherwise process data for us. We are dependent on the information security systems of these third parties and they face substantial security risks similar to those outlined above. Any security breaches or incidents or other unauthorized access by third parties to the systems of our suppliers, service providers, or other third parties with access to our sensitive data, or the existence of computer viruses, ransomware or other malicious code in their data, software, or hardware, could result in disruptions or failures of systems used in our business. Any of the foregoing, or the perception any of them has occurred, could have a material adverse impact on our business, operations and financial results. In addition, any compromise of security from a security breach or cyberattack could deter customers or business partners from entering into transactions that involve providing confidential information to us. As a result, any compromise to the security of our systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

The Organization for Economic Co-operation and Development (OECD) introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Switzerland, and Japan, have implemented certain aspects of Pillar Two, which will apply to our company in fiscal 2025. We will report Pillar Two related costs, if any, as period costs in our financial statements beginning in fiscal 2025. Based on current legislation, Pillar Two is not expected to significantly affect our effective tax rate or cash flows in the next fiscal year. We will keep track of any new developments and legislative changes that may emerge from the OECD and its member countries regarding Pillar Two and evaluate the impact, if any, on our effective tax rate and cash flows, and record relevant costs as incurred.

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
•
changes in our ability to secure tax incentives
•
changes in US federal, state, or foreign tax laws or their interpretation, including the global implementation of a minimum tax under Pillar Two of the OECD Base Erosion and Profit Sharing (the "BEPS") 2.0 initiative;
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

Environmental, social and governance (“ESG”) matters may adversely affect our relationships with customers and investors.

There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations on ESG practices and disclosures, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. Further, there is an increasing number of anti-ESG initiatives in areas of the United States and elsewhere that may conflict with other regulatory requirements or our various stakeholders’ expectations. If we fail to comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, customers may stop purchasing products from us or investors may sell their shares, which could harm our reputation, revenue and results of operations. Additionally we may be subject to litigation and claims by third parties or regulatory bodies that our stated ESG initiatives and objectives have not been achieved or implemented appropriately. Our actual or perceived failure to achieve our ESG-related initiatives could negatively impact our reputation or harm our business.

Our charter documents and Delaware law could make it more difficult for a third-party to acquire us and discourage a takeover.

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when such attempts may be in the best interests of our stockholders. Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the election, which will be phased out over a three-year period concluding at our 2026 annual meeting of stockholders. The classification of directors tends to discourage a third-party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships, thereby increasing the difficulty of, or delaying a third-party’s efforts in, replacing a majority of directors.

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
•
disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;
•
acquisitions or strategic alliances by us, our competitors, or our customers;
•
recruitment or departure of key personnel;
•
the gain or loss of significant orders;
•
the gain or loss of significant customers;
•
market conditions in our industry, the industries of our customers, and the economy as a whole;
•
actions by institutional or activist investors, including short positions held by investors;

•
new federal and state laws and regulations affecting our industry, including export controls and
•
general financial market conditions or occurrences, including market volatility resulting from geopolitical risks, social and political unrest and rivalries, acts of war, terrorist attacks, natural disasters, cybersecurity attacks, health pandemics, financial market technological glitches and interruptions of trading activity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management program is part of our overall approach to enterprise risk management. Our cybersecurity risk management program seeks to protect our information systems by managing and reducing material risks from cybersecurity threats and by responding to and mitigating cybersecurity incidents. We have designed our cybersecurity risk management program using certain industry practices and frameworks as a guide, including those established by the International Organization for Standardization and the National Institute of Standards and Technology, although we may not meet all technical standards, specifications, or requirements. We employ a cross-functional approach to preserving the confidentiality, security and availability of the employee, customer, supplier and partner information that we collect and store.

We have implemented cybersecurity processes, measures and controls to assist management in our assessment, identification and management of risks from cybersecurity threats. Our Information Security team monitors events, analyzes threats, and coordinates our incident response pursuant to our incident response plan, which includes the process to be followed for reporting of incidents. Our cybersecurity risk management involves identifying information assets and potential threats, assessing and prioritizing risks, employing various tools and techniques, including vulnerability scanning and penetration testing. Based on the risk assessment, appropriate security measures are implemented. We conduct annual and ongoing security awareness and behavioral change training for employees to educate them on cybersecurity best practices and train them to recognize phishing attempts. We also assess and manage cybersecurity risks associated with third-party service providers, including those in our supply chain or vendors who have access to our data or systems. Our cybersecurity process is iterative, with regular reviews and updates to help improve and respond to a dynamic and continuously evolving threat landscape.

We describe whether and how risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition under the heading “We face risks associated with security breaches or cyberattacks," included as part of our risk factors disclosures in Item 1A. Risk Factors of this Annual Report on Form 10-K.

In the last three fiscal years, we have not experienced a cybersecurity incident which has been determined to be material, and the expenses we have incurred from cybersecurity incidents and threats were immaterial, including penalties and settlements, of which there were none.

Governance

Our Board of Directors is responsible for risk management oversight and has delegated to our Audit Committee oversight responsibility for reviewing the effectiveness of our governance and management of cybersecurity risks. The Audit Committee biannually reviews our policies and practices with respect to risk management, including cybersecurity risks, and reports its findings to the full Board of Directors. The Audit Committee also receives a report containing information security risk posture details, remediation plan execution progress and pertinent threat intelligence updates from the Chief Information Security Officer (“CISO”) and Sr. Director of Internal Audit on a biannual basis. At least annually, but more frequently as necessary, threats from cybersecurity risks and our action plans relating to those risks also are considered by the full Board during meeting discussions of enterprise risks. Members of management, including the Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and Chief Legal Officer may also report directly to the Board of Directors on significant risk management issues, including cybersecurity threats and incidents.

We have an Information Security Management Steering Committee (the “ISMS Committee”), comprised of our CISO, as well as members of our executive team, including our Chief Information Office and Chief Legal Officer. Our Chief Information Officer and CISO, in coordination with the ISMS Committee, work collaboratively to implement our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our InfoSec team communicates with and reports to the CISO, enabling the CISO, CIRT, and ISMS Committee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO has over 28 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution.

ITEM 2. PROPERTIES

Our principal executive offices, as well as our principal research and development, sales, marketing, and administrative functions, are located in San Jose, California, where we lease office space of approximately 111,000 square feet.

We also have other U.S. based research and development functions in leased offices in California, Georgia, and Massachusetts.

Our facilities outside of the U.S. include two Asia Pacific offices located in leased offices in Hong Kong and Japan, where we have sales, operations, and research and development functions. We have a leased facility with logistics operations in Taiwan, leased facilities with sales and support operations in China, Hong Kong, Japan, Korea, Switzerland, and Taiwan, and leased facilities with engineering design support operations in China, France, Germany, India, Israel, Japan, Korea, Poland, Switzerland, Taiwan and the U.K.

ITEM 3. LEGAL PROCEEDINGS

We are party to various litigation matters and claims arising from time-to-time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

For further information regarding current legal proceedings, see Note 10, Indemnifications and Contingencies in the notes to the consolidated financial statements.

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

Stockholders

As of August 16, 2024, there were approximately 110 holders of record of our common stock. The closing price of our common stock as quoted on the Nasdaq Global Select Market, as of August 16, 2024, was $76.38.

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

Our Credit Agreement and the indenture governing our Senior Notes also place restrictions on the payment of any dividends. For a further description of the terms of the Credit Agreement and our Senior Notes indenture, see Note 8. Debt to the consolidated financial statements contained elsewhere in this report.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Issuer Purchases of Equity Securities

From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion for our common stock under our stock repurchase program, which expires in July 2025. As of the end of fiscal 2024, the remaining amount authorized for repurchase under our stock repurchase program was $893.9 million. During the three-month period ended June 29, 2024, there were no repurchases under the stock repurchase program.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended June 29, 2024 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Russell 2000 Index. The graph assumes an investment of $100 on June 30, 2019. The calculations of cumulative stockholder return on the Nasdaq Composite Index and the Russell 2000 Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
6/19
6/20
6/21
6/22
6/23
6/24
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

Our research and development expenses include costs for supplies and materials related to product development, as well as the engineering costs incurred to design ASICs and human experience solutions for OEM customers prior to and after our OEMs’ commitment to incorporate those solutions into their products. In addition, we expense in-process research and development projects acquired as part of an asset acquisition, which have not yet reached technological feasibility, and which have no foreseeable alternative future use. We continue to commit to the technological and design innovation required to maintain our position in our existing markets, and to adapt our existing technologies or develop new technologies for new markets.

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

Intangible asset impairment charges during fiscal 2024 were $16.0 million. During fiscal 2024, we recorded an indefinite-lived intangible asset impairment charge of $16 million on our in-process research and development, or IPR&D, from our December 2021 acquisition of DSPG. See Note 7. Goodwill and Acquired Intangible Assets in the notes to the consolidated financial statements for additional information.

Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses and gain efficiencies from our recent acquisitions. See Note 16. Restructuring Activities in the notes to the consolidated financial statements for additional information.

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

Emza

On October 25, 2022, we acquired all of the outstanding shares of Emza for total purchase consideration of $15.8 million, which was paid in cash. The results of Emza are included in our consolidated financial statements for the periods from October 25, 2022.

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

Our pricing terms are negotiated independently, on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the new revenue standard and are shown as customer obligations within Other Accrued Liabilities as disclosed in Note 1 Organization and Summary of Significant Accounting Policies in the notes to the consolidated financial statements. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration. When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates applied to distributor inventory subject to stock rotation rights and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets. In limited circumstances, we enter into volume-based tiered pricing arrangements and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

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

We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition or measurement with respect to our uncertain tax positions are reflected in the period in which a change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate to be required as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Any unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which we are subject to potential examination by tax authorities throughout the world include Japan, India, Hong Kong, United Kingdom, Israel and the United States.

The recognition and measurement of income taxes payable or refundable, and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on our income tax provision in a future period.

Goodwill

Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed in connection with business combinations. Our goodwill is contained within three product categories: Core IoT, Enterprise and Automotive and Mobile.

We perform our goodwill impairment analysis in the fourth quarter of each year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on a more frequent basis. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment, which occurs when the carrying value of a reporting unit exceeds its fair value. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to its net book value.

We elected to perform the qualitative assessment of impairment for our reporting unit for the fiscal 2024 impairment test. Based on this impairment test, we concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.

Trends and Uncertainties

Current Economic Conditions

As a majority of our sales and manufacturing occurs outside of the United States, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S., and globally, characterized by the supply chain environment, inflationary pressure, rising interest rates, and workforce reductions. We believe these macroeconomic conditions, including soft corporate spending on information technology hardware, coupled with the global political climate and unrest, including the ongoing Israel-Hamas war, continue to be the primary drivers for the overall reduction in orders from our customer base. We continue to believe a rebound in demand is likely to extend into late calendar 2024, and potentially beyond 2024. In addition, although we currently do not believe inflation in the costs of goods will have a material impact on our results of operations, it is possible that elevated inflation could increase our cost of goods sold and/or operating expenses and reduce our gross profit and net income. Further, interest rates remain elevated and have increased our borrowing costs on our variable rate Term Loan Facility and could potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.

The Israel-Hamas War

Although our employees in our Israel office have the ability to work remotely and business continuity plans are in place to address any medium- or long-term disruptions that could result from the closure of this office, the office closure and general effects of employees operating in a region at war could have a negative impact on our operations. Further, a number of our employees in Israel are members of the military reserves who have been subject to activation in response to the war, and it is possible that these employees may be re-activated if the Israel-Hamas war continues. While we also have business continuity plans in place to address the safety of our employees and continue product development in the event of reduced employee availability in the region during the war, it could affect the timing of projects in the short-term as work is shifted to other team members where necessary. If these conditions continue or worsen, they could adversely impact our future financial and operating results.

Results of Operations

The following sets forth certain of our consolidated statements of operations data for fiscal 2024 and 2023 along with comparative information regarding the absolute and percentage changes in these amounts (in millions, except percentages):

	2024	2023	$ Change	% Change
Enterprise and Automotive product applications	$570.0	$853.7	$(283.7)	(33.2%)
Core IoT product applications	177.6	309.9	(132.3)	(42.7%)
Mobile product applications	211.8	191.5	20.3	10.6%
Net revenue	959.4	1,355.1	(395.7)	(29.2%)
Gross margin	439.8	715.9	(276.1)	(38.6%)
Operating expenses:
Research and development	336.3	351.2	(14.9)	(4.2%)
Selling, general, and administrative	161.3	175.0	(13.7)	(7.8%)
Acquired intangibles amortization	17.3	35.4	(18.1)	(51.1%)
Intangible asset impairment charge	16.0	—	16.0	100.0%
Restructuring costs	10.5	—	10.5	100.0%
Operating (loss)/income	(101.6)	154.3	(255.9)	(165.8%)
Interest and other income	42.3	27.2	15.1	55.5%
Interest expense	(65.3)	(55.5)	(9.8)	(17.7%)
(Loss)/income before provision for income taxes	(124.6)	126.0	(250.6)	(198.9%)
(Benefit)/provision for income taxes	(250.2)	52.4	(302.6)	(577.5%)
Net income	$125.6	$73.6	$52.0	70.7%

The following sets forth certain of our consolidated statements of operations data as a percentage of net revenues for fiscal 2024 and 2023:

			Percentage Point
			Increase/
	2024	2023	(Decrease)
Enterprise and Automotive product applications	59.4%	63.0%	(3.6%)
Core IoT product applications	18.5%	22.9%	(4.4%)
Mobile product applications	22.1%	14.1%	8.0%
Net revenue	100.0%	100.0%	0.0%
Gross margin	45.8%	52.8%	(7.0%)
Operating expenses:
Research and development	35.1%	25.9%	9.2%
Selling, general, and administrative	16.8%	12.9%	3.9%
Acquired intangibles amortization	1.8%	2.6%	(0.8%)
Intangible asset impairment charge	1.7%	0.0%	1.7%
Restructuring costs	1.1%	0.0%	1.1%
Operating (loss)/income	(10.7%)	11.4%	(22.1%)
Interest and other income	4.4%	2.0%	2.4%
Interest expense	(6.8%)	(4.1%)	(2.7%)
(Loss)/income before provision for income taxes	(13.1%)	9.3%	(22.4%)
(Benefit)/provision for income taxes	(26.1%)	3.9%	(30.0%)
Net income	13.0%	5.4%	7.6%

Fiscal 2024 Compared with Fiscal 2023

Net Revenue.

Net revenue was $959.4 million for fiscal 2024 compared with $1,355.1 for fiscal 2023, a decrease of $395.7 million, or 29.2%. Of our fiscal 2024 net revenue, $177.6 million, or 18.5%, of net revenue was from Core IoT product applications market, $570.0 million, or 59.4%, of net revenue was from Enterprise and Automotive product applications, and $211.8 million, or 22.1%, of net revenue was from Mobile product applications market. The overall decrease in net revenue for fiscal 2024 was due to demand and inventory corrections in our market areas resulting in a decrease in revenues in most of our product applications. Net revenue from Core IoT product applications decreased $132.3 million, or 42.7%, net revenue from Enterprise and Automotive product applications decreased $283.7 million, or 33.2%, and net revenue from mobile product applications increased $20.3 million, or 10.6%. The decrease in net revenue from Core IoT product applications was primarily driven by a 40.1% decrease in the units sold as well as a 4.4% decrease in average selling prices. The decrease in net revenue from Enterprise and Automotive product applications was driven by a 22.2% decrease in the units sold as well as a decrease of 14.2% in average selling prices. The increase in mobile product applications was driven by a 57.5% increase in the units sold, partially offset by a 29.8% decrease in average selling prices.

The overall decrease in our revenues in fiscal 2024 compared to fiscal 2023 is the result of a broad reduction in demand in most of our product applications as many customers and channel partners continued to consume their accumulation of inventories, combined with customer requests to delay orders and downward pressure on product pricing.

Gross Margin.

Gross margin as a percentage of net revenue was 45.8%, or $439.8 million, for fiscal 2024 compared with 52.8%, or $715.9 million, for fiscal 2023. The 700 basis point decrease in gross margin was primarily due to an increase in the excess obsolescence reserve and product sales mix, partially offset by an increase in revenue from the licensing of certain of our IP.

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

Operating Expenses.

Research and Development Expenses. Research and development expenses decreased $14.9 million, to $336.3 million, for fiscal 2024 compared with fiscal 2023. The decrease in research and development expenses primarily reflected a $12.4 million decrease in payroll related costs from restructuring actions initiated during fiscal 2024, a $6.6 million decrease in variable compensation partially offset by an increase in stock-based compensation charges of $7.9 million.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $13.7 million, to $161.3 million, for fiscal 2024 compared with fiscal 2023. The decrease in selling, general, and administrative expenses primarily reflected a $12.2 million decrease in stock-based compensation charges primarily driven by the resignation of certain members of our executive team during fiscal 2024 and a $3.0 million decrease in variable compensation.

Acquired Intangibles Amortization. Acquired intangibles amortization reflects the amortization of intangibles acquired through recent acquisitions. See Note 7. Goodwill and Acquired Intangible Assets in the notes to the consolidated financial for additional information on acquired intangibles amortization.

Intangible asset impairment charge. Intangible asset impairment reflects the impairment of certain indefinite-lived intangible assets. See Note 7. Goodwill and Acquired Intangible Assets in the notes to the consolidated financial statements for additional information on intangible asset impairment charge.

Restructuring Costs. Restructuring costs primarily reflect employee severance costs and facilities consolidation costs related to the restructuring of operations, improve efficiencies in our operational activities and gain synergies from acquisitions. These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions. Restructuring costs incurred in fiscal 2024 were $10.5 million. There were no restructuring costs incurred during fiscal 2023. See Note 16. Restructuring Activities in the notes to the consolidated financial statements for additional information on restructuring costs.

Non-Operating Income.

Interest and Other Income. Interest and other income increased $15.1 million, to $42.3 million for fiscal 2024 compared with fiscal 2023. The increase is due to higher interest rates on our cash, cash equivalents and short-term investments during fiscal 2024 compared to the same period a year ago.

Interest Expense. Interest expense primarily includes interest on our debt and amortization of debt discount and issuance costs. Interest expense increased by $9.8 million to $65.3 million during fiscal 2024 as compared to $55.5 million during fiscal 2023. The increase in interest expense is primarily driven by the rise in interest rates on our $600 million incremental Term Loan Facility during fiscal 2024 compared to the same period a year ago.

(Benefit)/Provision for Income Taxes. The (benefit)/provision for income taxes of ($250.2) million and $52.4 million in fiscal 2024 and 2023, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for fiscal 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to a one-time deferred tax benefit of $263.0 million arising from the domestication of certain foreign subsidiaries and the onshoring of certain intellectual property during the fourth quarter of fiscal 2024, partially offset by foreign income taxed at higher rates, the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation. See Note 14. Income Taxes in the notes to the consolidated financial statements for additional information on our provision for income taxes.

Fiscal 2023 Compared with Fiscal 2022.

For discussion related to the results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2023 Form 10-K, which was filed with the SEC on August 18, 2023.

Liquidity and Capital Resources

Our cash and cash equivalents were $876.9 million as of the end of fiscal 2024 compared with $924.7 million as of the end of fiscal 2023, a decrease of $47.8 million. The decrease primarily reflected cash flows provided by operating activities of $135.9 million, offset by $157.7 million of cash used in investing activities.

We consider almost all earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. As of the end of fiscal 2024, $274.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we will be able to repatriate these funds without a material impact on our provision for income taxes.

Cash Flows from Operating Activities. Operating activities during fiscal 2024 generated $135.9 million compared with $331.5 million net cash generated in fiscal 2023. In fiscal 2024, net cash provided by operating activities was primarily attributable to net income of $125.6 million plus a $30.1 million net change in operating assets and liabilities, partially offset by net adjustments for non-cash items of $19.8 million. Non-cash items included a deferred tax benefit of $288.8 million, largely offset by non-cash charges, including acquired intangibles amortization of $81.6 million, share-based compensation costs of $118.8 million, depreciation and amortization of $27.6 million, intangible asset impairment of $16.0 million as well as other non-cash adjustments of $25.0 million. The net change in operating assets and liabilities was primarily attributable to a $22.4 million decrease in accounts receivable primarily related to the normal variations in the timing of collections and billings, a $6.5 million decrease in gross inventories as we continue our efforts to control inventory investment while turning over the inventories we accumulated during fiscal 2023 and a $38.9 million increase in accounts payable due to the timing of payments made to our vendors, partially offset by a $18.1 million decrease in accrued compensation primarily related to the payment of our annual bonus in the first quarter of fiscal 2024 and a true-up to the bonus accrual, which will be paid in the first quarter of fiscal 2025 and a $19.1 million decrease in income taxes payable. Our days sales outstanding was 52 days in fiscal 2024 as compared to 65 days in fiscal 2023. Our inventory turns increased to four times in fiscal 2024 from three times in fiscal 2023.

For fiscal 2023, the $331.5 million in net cash provided by operating activities was primarily attributable to net income of $73.6 million plus adjustments for non-cash charges, including acquired intangibles amortization of $130.4 million, share-based compensation costs of $122.0 million, depreciation and amortization of $27.4 million, partially offset by a deferred tax benefit of $25.9 million, and a net change in operating assets and liabilities of $23.4 million. The net change in operating assets and liabilities related primarily to a $161.3 million decrease in accounts receivable primarily related to a decrease in sales, a decrease of $24.6 million in inventories as we continued our efforts to control inventory spend while turning over the inventories we accumulated during the first half of fiscal 2023, a decrease of $95.6 million in accounts payable due to timing of payments and a decrease of $45.4 in accrued compensation primarily related to decreases in our annual bonus accrual. Our days sales outstanding was 65 days in fiscal 2023 as compared to 61 days in fiscal 2022. Our inventory turns decreased to three times in fiscal 2023 from four times in fiscal 2022.

Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 2024 was $157.7 million compared with cash used in investing activities of $6.0 million during fiscal 2023. Net cash used in investing activities for fiscal 2024 primarily consisted of $130.0 million paid to Broadcom as a prepayment to acquire developed technologies and to extend the exclusivity for certain products for an additional three-year period, $16.6 million to purchase short-term investments and $33.8 million for purchases of property and equipment, partially offset by $26.5 million in proceeds from the maturities of our short-term investments.

Net cash used in investing activities for fiscal 2023 was $6.0 million and consisted primarily of $15.5 million used for the acquisition of businesses, net of cash and cash equivalents acquired, and $34.2 million used for the purchases of property and equipment; partially offset by $43.6 in proceeds from maturities and sales of our short-term investments.

Cash Flows from Financing Activities. Net cash used in financing activities for fiscal 2024 was $25.1 million compared with $221.3 used in financing activities for fiscal 2023. Net cash used by financing activities for fiscal 2024 consisted of $36.9 million used for payroll taxes on the delivery of the underlying shares for share-based awards and $7.5 million in debt repayments, partially offset by $15.9 million proceeds from the issuance of shares primarily under the employee stock purchase plan.

Net cash used in financing activities for fiscal 2023 was $221.3 million and was primarily attributable to $183.5 million in repurchases of our common stock, $6.0 in debt repayments and $54.5 million used for payroll taxes for the underlying shares for share-based awards, partially offset by $17.6 million in proceeds from the issuance of shares primarily under the employee stock purchase plan.

For discussion related to the statement of cash flows for fiscal 2022, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2022 Form 10-K, which was filed with the SEC on August 22, 2022.

Common Stock Repurchase Program. As of the end of fiscal 2024, our Board of Directors had cumulatively authorized the purchase of up to an aggregate of $2.3 billion of our common stock pursuant to our common stock repurchase program through July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock purchased under this program is held as treasury stock. From April 2005 through the end of fiscal 2024, we purchased, net of issuances for settlement of our convertible notes, 30,116,439 shares of our common stock in the open market for an aggregate cost of $878.0 million. As of the end of fiscal 2024, the remaining available authorization under our common stock repurchase program was $893.9 million.

Senior Notes. On March 11, 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, or the Indenture, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. In fiscal 2024, we paid interest expense of $16.0 million on the Senior Notes.

Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment, and on July 28, 2023, we entered into the Third Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. The Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450 million. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 2024, there was no balance outstanding under the revolving credit facility.

Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 million incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2021, at a rate of 1.00% per annum, plus an applicable margin. For the year-ended June 2024, we repaid $7.5 million of the principal outstanding on the Term Loan Facility.

See Note 8. Debt in the notes to the consolidated financial statements for additional information on our outstanding debt obligations.

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

Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, anticipated cash flows from financing activities, and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, including small tuck-in acquisitions, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.

The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.

Contractual Obligations and Commercial Commitments. The following table sets forth a summary of our material contractual obligations and commercial commitments as of the end of fiscal 2024 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,261.7	$67.6	$133.9	$1,060.2	$—
Leases	58.3	13.3	18.4	11.6	15.0
Purchase obligations and other commitments (2)	110.1	75.8	34.3	—	—
Total	$1,430.1	$156.7	$186.6	$1,071.8	$15.0

(1)
Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)
Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.

The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $46.5 million. As of the end of fiscal 2024, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

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

Recent Accounting Pronouncements

Please see Note 1. Organization and Summary of Significant Accounting Policies - Accounting Pronouncements Issued But Not Yet Adopted, in our notes to the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Foreign Currency Exchange Risk

Our total net revenue for fiscal 2024 and 2023 was denominated in U.S. dollars. Costs denominated in foreign currencies were approximately 17% and 13% of our total costs in fiscal 2024 and 2023, respectively.

We face the risk that our accounts payable and acquisition-related liabilities denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 5% and 12% of our accounts payable were denominated in foreign currencies in June 2024 and June 2023, respectively.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within revenue, cost, and operating expenses, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. A hypothetical weighted-average change of 10% in currency exchange rates would have changed our operating income before taxes by approximately $18.1 million and our net income by approximately $22.1 million for fiscal 2024, assuming no offsetting hedge positions. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Interest Rate Risk on Cash, Cash Equivalents

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short-term investments. We do not use our investment portfolio for trading or other speculative purposes. There have been no significant changes in the maturity dates and average interest rates for our cash equivalents subsequent to fiscal 2024.

Interest Rate Risk on Debt

With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan. See Note 8. Debt for further information. A hypothetical increase in the interest rate by 1% would result in an increase in annual interest expense by approximately $5.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto commencing at page F-1 of this report, and the report of our independent registered public accounting firm, which financial statements, report, and notes are incorporated herein by reference. Reference is also made to the quarterly results of operations included elsewhere in this report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 29, 2024, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of June 29, 2024. The effectiveness of our internal control over financial reporting, as of June 29, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein on page F-2.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended June 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f), of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to directors of our company and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1. Business – Information about our Executive Officers.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer, and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.synaptics.com in the Investor Relations section under Corporate Governance.

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the captions “Security Ownership of Principal Stockholders, Directors, and Officers” and “Executive Compensation—Stock-Based Compensation Plan Information”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit	To	Date Filed

3.1	Amended and Restated Certificate of Incorporation	Quarterly Report on Form 8-K	October 26, 2023

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	Registration Statement on Form 8-A	August 16, 2002

3.3	Third Amended and Restated Bylaws (amended and restated as of July 27, 2010)	Current Report on Form 8-K	August 2, 2010

4.1	Form of Common Stock Certificate	Annual Report on Form 10-K	September 12, 2002

4.2	Description of Registrant’s Securities	Annual Report on Form 10-K	August 23, 2019

4.3	Indenture, dated as of March 11, 2021, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	Current Report on Form 8-K	March 11, 2021

4.6	Form of 4.000% Senior Notes due 2029 (included in Exhibit 4.3).

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

		Current Report on Form 8-K	December 2, 2021

10.1(c)	Second Amendment, dated as of March 16, 2023, by and among Synaptics Incorporated, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Current Report on Form 8-K	March 17, 2023

10.1(d)	Third Amendment, dated as of July 28, 2023, by and among Synaptics Incorporated, the Revolving Credit Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	Current Report on Form 8-K	August 3, 2023

10.2(a)*	Synaptics Incorporated 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(b)*	Form of Restricted Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(c)*	Form of Market Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.2(d)*	Form of Performance Stock Unit Inducement Award Agreement for 2019 Inducement Equity Plan	Registration Statement on Form S-8	August 16, 2019

10.3(a)*	2019 Equity and Incentive Compensation Plan	Registration Statement on Form S-8	November 1, 2019

10.3(b)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 29, 2020

10.3(c)*	Amended and Restated 2019 Equity and Incentive Compensation Plan	Current Report on Form 8-K	October 28, 2021

10.3(d)*	Amended and Restated 2019 Equity Incentive Compensation Plan	Current Report on Form 8-K	October 27, 2022

10.3(e)*	Amended and Restated 2019 Equity Inventive Compensation Plan	Current Report on Form 8-K	October 26, 2023

10.3(f)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(g)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted before July 27, 2021)	Registration Statement on Form S-8	November 1, 2019

10.3(h)*	Form of Restricted Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(i)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan (for awards granted after July 27, 2021)	Annual Report on Form 10-K	August 23, 2021

10.3(j)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(k)*	Form of Performance Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Quarterly Report on Form 10-Q	November 5, 2020

10.3(l)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Annual Report on Form 10-K	August 22, 2022

10.3(m)*	Form of Market Stock Unit Award Agreement under the 2019 Equity and Incentive Compensation Plan	Filed herewith

10.4*	2019 Employee Stock Purchase Plan	Registration Statement on Form S-8	November 1, 2019

10.5*	Change of Control Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.6*	Severance Policy for Principal Executive Officers	Annual Report on Form 10-K	August 23, 2019

10.7*	Form of Director and Officer Indemnification Agreement	Current Report on Form 8-K	May 17, 2016

10.8*	Written Description of the Synaptics Incorporated Retention Program Adopted May 6, 2019	Annual Report on Form 10-K	August 23, 2019

10.9*	Employment Offer Letter, dated August 1, 2019 between the registrant and Michael Hurlston	Quarterly report on Form 10-Q	November 17, 2019

10.10*	Employment Offer Letter, dated May 10, 2024, between the registrant and Ken Rizvi	Filed herewith

10.11*	Employment Offer Letter, dated December 22, 2023 between the registrant and Lisa Bodensteiner	Quarterly Report on Form 10-Q	February 8, 2024

10.12*	Employment Offer Letter, dated December 16, 2022, between the registrant and Vikram Gupta	Quarterly Report on Form 10-Q	February 8, 2024

10.13*	Employment offer letter dated October 24, 2019, between the registrant and Satish Ganesan	Filed herewith

19	Synaptics Incorporated Insider Trading Policy	Filed herewith

21	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith

32.1#	Section 1350 Certification of Chief Executive Officer	Furnished herewith

32.2#	Section 1350 Certification of Chief Financial Officer	Furnished herewith

97	Synaptics Compensation Recovery Policy, adopted as of October 23, 2023	Filed herewith

101.INS Inline	XBRL Instance Document	Filed herewith

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

*	Indicates a contract with management or compensatory plan or arrangement.

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

SYNAPTICS INCORPORATED

Date: August 23, 2024	By:	/s/ Michael E. Hurlston
Michael E. Hurlston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Hurlston	President and Chief Executive Officer,	August 23, 2024
Michael E. Hurlston	and Director (Principal Executive Officer)

/s/ Ken Rizvi	Senior Vice President and Chief Financial Officer	August 23, 2024
Ken Rizvi	(Principal Financial Officer)

/s/ Esther Song	Vice President and Corporate Controller	August 23, 2024
Esther Song	(Principal Accounting Officer)

/s/ Nelson C. Chan	Chair of the Board	August 23, 2024
Nelson C. Chan

/s/ Jeffrey D. Buchanan	Director	August 23, 2024
Jeffrey D. Buchanan

/s/ Keith B. Geeslin	Director	August 23, 2024
Keith B. Geeslin

/s/ Susan Hardman	Director	August 23, 2024
Susan Hardman

/s/ Patricia Kummrow	Director	August 23, 2024
Patricia Kummrow

/s/ Vivie Lee	Director	August 23, 2024
Vivie Lee

/s/ James L. Whims	Director	August 23, 2024
James L. Whims

INDEX TO FINANCIAL STATEMENTS

SYNAPTICS INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synaptics Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Synaptics Incorporated and subsidiaries (the Company) as of June 29, 2024 and June 24, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended June 29, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2024 and June 24, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended June 29, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024 based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of inventories

As discussed in Note 1 to the consolidated financial statements, the Company held $114.0 million of inventories as of June 29, 2024 which are stated at the lower of cost or net realizable value. The Company records a write-down for excess, obsolete or unmarketable inventories based on forecasts of future demand and market conditions.

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

Evaluation of accounting for income tax domestication

As described in Notes 1 and 14 to the consolidated financial statements, the Company revised their corporate entity structure via an intra-group transfer that included the domestication of certain foreign subsidiaries and the onshoring of certain intellectual property. As a result of the domestication, a deferred tax benefit of $263.0 million was recognized primarily driven by remeasuring certain deferred tax assets, net of deferred tax liabilities based on the U.S. tax rate in the fourth quarter of fiscal 2024.

We identified the evaluation of accounting for the income tax domestication of certain foreign subsidiaries and the onshoring of certain intellectual property as a critical audit matter. Evaluating the Company’s application of current tax regulations in various foreign jurisdictions and the impact of those regulations on foreign, U.S. federal, state and local income tax provisions required complex auditor judgment and the use of tax professionals with specialized skills and knowledge. Additionally, the evaluation of the realizability of domesticated deferred tax assets required auditor judgment based on the nature of audit evidence available. We performed a sensitivity analysis to assess the impact of changes in key assumptions used to estimate the projected future taxable income.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including controls related to management’s application of tax laws and regulations to the domestication and evaluation of the realizability of related deferred tax assets. We evaluated the positive and negative evidence used in assessing whether the deferred tax assets were more likely than not to be realized in the future. This included evaluating the Company’s current and cumulative taxable income and analyzing the Company’s estimates of future taxable income by comparing forecasted revenue to the financial budgets approved by the board of directors, historical performance, and external expectations for industry performance. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s interpretation and application of tax laws and regulations related to the domestication by reviewing third party opinions and other relevant evidence used by management to support its position.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Santa Clara, California

August 23, 2024

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value and share amounts)

	June	June
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$876.9	$924.7
Short-term investments	—	9.6
Accounts receivable, net	142.4	163.9
Inventories, net	114.0	137.2
Prepaid expenses and other current assets	29.0	36.6
Total current assets	1,162.3	1,272.0
Property and equipment, net	75.5	66.4
Goodwill	816.4	816.4
Acquired intangibles, net	288.4	298.5
Right-of-use assets	46.8	49.0
Deferred tax assets	345.6	68.0
Non-current other assets	90.0	41.1
Total assets	$2,825.0	$2,611.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87.5	$45.8
Accrued compensation	27.4	45.9
Income taxes payable	42.2	54.0
Operating lease liabilities	11.5	9.0
Other accrued liabilities	102.6	99.4
Current portion of long-term debt	6.0	6.0
Total current liabilities	277.2	260.1
Long-term debt	966.9	972.0
Operating lease liabilities, non-current	37.9	42.4
Other long-term liabilities	76.2	93.5
Total liabilities	1,358.2	1,368.0
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 69,683,991 and 68,687,511 shares issued, 39,567,552 and 38,571,072 shares outstanding, at June 2024 and June 2023, respectively	0.1	0.1
Additional paid-in capital	1,107.0	1,009.2
Treasury stock: 30,116,439 common shares at June 2024 and June 2023, at cost	(878.0)	(878.0)
Retained earnings	1,237.7	1,112.1
Total stockholders' equity	1,466.8	1,243.4
	$2,825.0	$2,611.4

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Year
	2024	2023	2022
Net revenue	$959.4	$1,355.1	$1,739.7
Cost of revenue	519.6	639.2	796.6
Gross margin	439.8	715.9	943.1
Operating expenses:
Research and development	336.3	351.2	367.3
Selling, general, and administrative	161.3	175.0	168.4
Acquired intangibles amortization	17.3	35.4	38.7
Intangible asset impairment charge	16.0	—	—
Restructuring costs	10.5	—	18.3
Total operating expenses	541.4	561.6	592.7
Operating (loss)/income	(101.6)	154.3	350.4
Interest and other income	42.3	27.2	3.0
Interest expense	(65.3)	(55.5)	(30.2)
Loss on redemption of convertible notes	—	—	(8.1)
Gain from sale and leaseback transaction	—	—	5.4
(Loss)/income before provision for income taxes	(124.6)	126.0	320.5
(Benefit)/provision for income taxes	(250.2)	52.4	64.6
Equity investment gain	—	—	1.6
Net income	$125.6	$73.6	$257.5
Net income per share:
Basic	$3.20	$1.86	$6.60
Diluted	$3.16	$1.83	$6.33
Shares used in computing net income:
Basic	39.2	39.6	39.0
Diluted	39.7	40.2	40.7

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Fiscal Year
	2024	2023	2022
Net income	$125.6	$73.6	$257.5
Other comprehensive income, net of tax
Unrealized gain/(loss) on available-for-sale-securities	0.2	0.6	(1.8)
Reclassification adjustments for losses included in net income	(0.2)	1.2	—
Other comprehensive income/(loss)	—	1.8	(1.8)
Comprehensive income	$125.6	$75.4	$255.7

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 2021	66,963,006	$0.1	$1,391.5	$(1,205.4)	$—	$781.0	$967.2
Net income	—	—	—	—	—	257.5	257.5
Other comprehensive loss	—	—	—	—	(1.8)	—	(1.8)
Issuance of common stock for share-based award compensation plans	782,794	—	15.2	—	—	—	15.2
Payroll taxes related to net share settlement of share-based awards	—	—	(67.3)	—	—	—	(67.3)
Treasury stock issued for redemption of convertible notes	—	—	(517.8)	510.9	—	—	(6.9)
Share-based compensation attributable to acquisition	—	—	1.7	—	—	—	1.7
Share-based compensation	—	—	100.8	—	—	—	100.8
Balance at June 2022	67,745,800	0.1	924.1	(694.5)	(1.8)	1,038.5	1,266.4
Net income	—	—	—	—	—	73.6	73.6
Other comprehensive income	—	—	—	—	1.8	—	1.8
Issuance of common stock for share-based award compensation plans	941,711	—	17.6	—	—	—	17.6
Payroll taxes related to net share settlement of share-based awards	—	—	(54.5)	—	—	—	(54.5)
Common stock repurchased	—	—	—	(183.5)	—	—	(183.5)
Share-based compensation	—	—	122.0	—	—	—	122.0
Balance at June 2023	68,687,511	0.1	1,009.2	(878.0)	—	1,112.1	1,243.4
Net income	—	—	—	—	—	125.6	125.6
Issuance of common stock for share-based award compensation plans	996,480	—	15.9	—	—	—	15.9
Payroll taxes related to net share settlement of share-based awards	—	—	(36.9)	—	—	—	(36.9)
Share-based compensation	—	—	118.8	—	—	—	118.8
Balance at June 2024	69,683,991	$0.1	$1,107.0	$(878.0)	$—	$1,237.7	$1,466.8

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities
Net income	$125.6	$73.6	$257.5
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	118.8	122.0	100.8
Depreciation and amortization	27.6	27.4	24.0
Acquired intangibles amortization	81.6	130.4	123.5
Deferred taxes	(288.8)	(25.9)	(29.7)
Intangible asset impairment charge	16.0	—	—
Other	25.0	27.4	5.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	22.4	161.3	(81.1)
Inventories, net	6.5	24.6	(54.2)
Prepaid expenses and other current assets	7.2	(6.1)	6.9
Other assets	(21.5)	9.4	15.0
Accounts payable	38.9	(95.6)	23.2
Accrued compensation	(18.1)	(45.4)	5.3
Income taxes payable	(19.1)	(15.6)	48.6
Other accrued liabilities	13.8	(56.0)	17.4
Net cash provided by operating activities	135.9	331.5	462.7
Cash flows from investing activities
Proceeds from sale of assets	—	—	55.9
Acquisition of business, net of cash and cash equivalents acquired	—	(15.5)	(501.1)
Advance payment on intangible assets	(120.3)	—	(30.0)
Proceeds from maturity of investments	26.5	21.4	—
Proceeds from sale of investments	—	22.2	24.4
Purchases of short-term investments	(16.6)	—	(5.8)
Purchases of property and equipment	(33.8)	(34.2)	(31.1)
Purchase of intangible assets	(13.5)	—	—
Proceeds from sale of equity method investment	—	—	5.0
Other	—	0.1	—
Net cash used in investing activities	(157.7)	(6.0)	(482.7)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	600.0
Payment of debt issuance costs	—	—	(11.2)
Proceeds from issuance of shares	15.9	17.6	15.2
Payroll taxes related to net share settlement of share-based awards	(36.9)	(54.5)	(67.3)
Repurchases of common stock	—	(183.5)	—
Repayment of debt	(7.5)	(6.0)	(3.0)
Payment for redemption of convertible notes	—	—	(505.6)
Refundable deposit paid to vendor	—	—	(16.6)
Other	3.4	5.1	2.8
Net cash (used in)/provided by financing activities	(25.1)	(221.3)	14.3
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(3.5)	(6.6)
Net (decrease)/increase in cash and cash equivalents	(47.8)	100.7	(12.3)
Cash and cash equivalents, beginning of period	924.7	824.0	836.3
Cash and cash equivalents, end of period	$876.9	$924.7	$824.0
Supplemental disclosures of cash flow information
Cash paid for taxes, net of refunds	$55.2	$91.4	$38.3
Cash paid for interest	$63.4	$51.9	$25.0
Supplemental disclosures of non-cash transactions
Purchases of property and equipment in current liabilities	$4.3	$2.2	$3.6
Receipt of intangible assets from advance payments	$74.0	$30.0	$—

See accompanying notes to consolidated financial statements.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

We are a leading worldwide developer and fabless supplier of premium mixed signal semiconductor solutions that enable people to engage with connected devices and data, engineering exceptional experiences throughout the home, at work, in the car and on the go. We provide our customers with sensing, processing, and connecting solutions, which represent the three foundational elements of the Internet of Things, or IoT. We supply connectivity, sensors, and AI-enhanced processor solutions to original equipment manufacturers, or OEMs, that design IoT products and devices for automobiles, enterprise workspace devices, virtual reality, smartphones, tablets, and notebook computers.

Basis of Presentation and Principles of Consolidation

Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2024 is a 53-week period ending June 29, 2024, and our fiscal 2023 and 2022 were 52-week periods ending on June 24, 2023 and June 25, 2022, respectively. For simplicity, the accompanying consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, allowance for doubtful accounts, cost of revenue, inventories, loss on purchase commitments, product warranty, accrued liabilities, share-based compensation costs, provision for income taxes, deferred income tax asset, valuation allowances, uncertain tax positions, goodwill, intangible assets, investments, and loss contingencies. We base our estimates on historical experience, applicable laws and regulations, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Our cash equivalents as of the end of fiscal 2024 and 2023 consisted of bank deposits and money market funds with a fair value of $876.9 million and $924.7 million, respectively.

Short-Term Investments

We classify our investments in debt securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method, and are reflected as interest and other expense, net, in our Consolidated Statements of Operations.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible assets, property and equipment, and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. The interest rate on our term loan is variable, which is subject to change from time-to-time to reflect a market interest rate. See Note 6. Fair Value Measurements for additional information.

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

The following customers accounted for more than 10% of our accounts receivable balance as of the end of fiscal 2024 and 2023:

	2024	2023

Customer A	*	10%
Customer B	12%	20%
Customer C	12%	*
Customer D	18%	*

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our pricing terms are negotiated independently on a stand-alone basis. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration which we expect to receive for the sale of such products. In limited situations, we make sales to certain customers under arrangements where we grant stock rotation rights, price protection and price allowances; variable consideration associated with these rights is expected to be inconsequential. These adjustments and incentives are accounted for as variable consideration, classified as other current liabilities under the revenue standard and are shown as customer obligations in other accrued liabilities on our consolidated balance sheets. We estimate the amount of variable consideration for such arrangements based on the expected value to be provided to customers, and we do not believe that there will be significant changes to our estimates of variable consideration. When incentives, stock rotation rights, price protection, volume discounts, or price allowances are applicable, they are estimated and recorded in the period the related revenue is recognized. Stock rotation reserves are based on historical return rates applied to distributor inventory subject to stock rotation rights and recorded as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned and recorded as prepaid expenses and other current assets. In limited circumstances, we enter into volume-based tiered pricing arrangements, and we estimate total unit volumes under such arrangement to determine the expected transaction price for the units expected to be transferred. Such arrangements are accounted for as contract liabilities within other accrued liabilities. Sales returns liabilities are recorded as refund liabilities within other accrued liabilities.

Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. Payments are generally due within three months of completion of the performance obligation and subsequent invoicing and, therefore, do not include significant financing components. There was $1.2 million of contract assets (i.e., unbilled accounts receivable, deferred commissions) recorded on the consolidated balance sheets as of June 2024, and $1.3 million as of June 2023. Contract assets are presented as part of prepaid expenses and other current assets. Contract liabilities and refund liabilities were $14.7 million and $43.5 million, respectively, as of June 2024, and $18.7 million and $39.8 million, respectively, as of June 2023. Both contract liabilities and refund liabilities are presented as part of customer obligations in other accrued liabilities on our consolidated balance sheets. During fiscal 2024 and 2023, we recognized $4.9 million and $21.9 million, respectively, in revenue related to contract liabilities outstanding as of the beginning of each such fiscal year.

We invoice customers for each delivery upon shipment and recognize revenue in accordance with delivery terms. As of June 2024, we did not have any remaining unsatisfied performance obligations with an original duration greater than one year. Accordingly, under the optional exception provided by the ASC, we do not disclose revenues allocated to future performance obligations of partially completed contracts. We have elected to account for shipping and handling costs as fulfillment costs before the customer obtains control of the goods. We continue to classify shipping and handling costs as a cost of revenue. We have elected to continue to account for collection of all taxes on a net basis.

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

Allowance for Credit Losses

We maintain allowances for expected credit losses resulting from the inability of customers to meet their financial obligations. On an ongoing basis, we evaluate the collectability of accounts receivable based on a combination of factors. In circumstances in which we are aware of a specific customer’s potential inability to meet its financial obligation, we record a specific reserve of the credit loss against amounts due. In addition, we make judgments and estimates on the collectability of accounts receivable based on our historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customers’ payment trends, and deterioration in customers’ operating results or financial position. If circumstances change adversely, additional credit loss allowances may be required. At June 2024 and June 2023, the allowance for credit losses on our trade receivables was $4.2 million and $5.0 million, respectively.

Cost of Revenue

Our cost of revenue includes the cost of products shipped to our customers, which primarily includes the cost of products built to our specifications by our contract manufacturers, the cost of silicon wafers supplied by independent semiconductor

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

wafer manufacturers, and the related assembly, package, and test costs of our products. Also included in our cost of revenue are personnel and related costs, including share-based compensation for quality assurance and manufacturing support personnel; logistics costs; depreciation of equipment supporting manufacturing; acquired intangibles amortization; inventory fair value adjustments associated with acquired businesses; inventory write-downs and losses on purchase obligations; and warranty costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value as of the end of fiscal 2024 and 2023, and consisted of the following (in millions):

	2024	2023
Raw materials and work-in-progress	$69.5	$70.5
Finished goods	44.5	66.7
	$114.0	$137.2

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

Foreign Currency

The U.S. dollar is our functional and reporting currency. We remeasure our monetary assets and liabilities not denominated in our functional currency into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. We measure and record non-monetary balance sheet accounts at the historical rate in effect at the date of transaction. We remeasure foreign currency expenses at the weighted average exchange rate in the month that the transaction occurred. These foreign currency transactions and remeasurement gains and losses, resulted in a net gain of $0.7 million in fiscal 2024, a net loss of $2.3 million in fiscal 2023 and a net gain of $5.6 million in fiscal 2022. Gains and losses resulting from foreign currency transactions are included in selling, general, and administrative expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur, or circumstances indicate that the carrying amount of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We performed the qualitative and quantitative goodwill impairment test in fiscal 2024 and 2023, respectively. Based on the impairment analysis performed in the fourth quarter of each year presented, no goodwill impairment was recognized.

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

We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we recognize an impairment charge in an amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal 2024, we recorded a $16.0 million impairment charge on an indefinite-lived intangible asset.

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

Other Accrued Liabilities and Other Long-Term Liabilities

As of the end of fiscal 2024 and 2023, other accrued liabilities consisted of the following (in millions):

	2024	2023
Customer obligations	$58.2	$58.5
Inventory obligations	5.6	7.0
Other	38.8	33.9
	$102.6	$99.4

As of the end of fiscal 2024 and 2023, other long-term accrued liabilities consisted of the following (in millions):

	2024	2023
Deferred tax liabilities	$27.9	$39.1
Income taxes payable, long-term	27.8	38.1
Other	20.5	16.3
	$76.2	$93.5

Share-Based Compensation

We charge the estimated fair value less actual forfeitures to earnings on a straight-line basis over the vesting period of the entire underlying award, which is generally three or four years for our restricted stock units, or RSU, awards, three years

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Product Warranty

We generally provide warranties to cover defects in workmanship, materials and manufacturing for a period of twelve months to meet the stated functionality as agreed to in each sales arrangement. Products are tested against specified functionality requirements prior to delivery, but we nevertheless from time-to-time experience claims under our warranty guarantees. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. We accrue for estimated warranty costs under those guarantees based upon historical experience, and for specific items, at the time their existence is known, and the amounts are determinable.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2. Net Income Per Share

The computation of basic and diluted net income per share for fiscal 2024, 2023, and 2022 was as follows (in millions, except per share amounts):

	2024	2023	2022
Numerator:
Net income	$125.6	$73.6	$257.5
Denominator:
Shares, basic	39.2	39.6	39.0
Effect of dilutive share-based awards and convertible notes	0.5	0.6	1.7
Shares, diluted	39.7	40.2	40.7
Net income per share:
Basic	$3.20	$1.86	$6.60
Diluted	$3.16	$1.83	$6.33

Diluted net income per share does not include the effect of potential common shares related to certain share-based awards for fiscal 2024, 2023, and 2022 as follows (in millions):

	2024	2023	2022
Share-based awards	0.2	0.7	0.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

3. Property and Equipment

Property and equipment as of the end of fiscal 2024 and 2023 consisted of the following (in millions):

	Life	2024	2023
Computer equipment	3 - 5 years	$16.2	$20.1
Manufacturing equipment	1 - 5 years	104.9	105.9
Furniture, fixtures, and leasehold improvements	3 - 12 years	45.0	43.4
Capitalized software	3 - 7 years	21.2	22.5
Construction in progress	Up to 5 years	20.0	7.0
		207.3	198.9
Accumulated depreciation and amortization		(131.8)	(132.5)
Property and equipment, net		$75.5	$66.4

Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

4. Acquisitions

Asset Acquisition

During the first quarter of fiscal 2024, we entered into an amendment to our wireless license agreement with Avago Technologies (“Broadcom”), to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020 for an aggregate consideration of $130.0 million. As of June 2024, we have obtained control of three of the four technology products and the three-year extension period to exclusively license previously acquired developed technology intangible assets. Accordingly, the relative fair value of $87.5 million for those technology products is presented as acquired intangible assets in our consolidated balance sheets. The fair value of the remaining technology product of $42.5 million for which we have not yet obtained control is an advance payment on intangible assets and is presented within other long-term assets in our consolidated balance sheets.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Cash, Cash Equivalents and Short-Term Investments

The following table summarizes our cash, cash equivalents and short-term investments by category as of June 2024 and June 2023 (in millions):

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale.

	June 2024			June 2023
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$238.4	$—	$238.4	$853.9	$—	$853.9
Cash equivalents:
Money market funds	600.4	—	600.4	54.4	—	54.4
Treasury bills	—	—	—	16.4	—	16.4
Certificates of deposit	38.1	—	38.1	—	—	—
Total cash and cash equivalents	$876.9	$—	$876.9	$924.7	$—	$924.7
Short-term investments:
Certificates of deposit	$—	$—	$—	$0.2	$—	$0.2
Corporate debt securities	—	—	—	6.5	(0.2)	6.3
Municipal bonds	—	—	—	3.1	—	3.1
Total short-term investments	$—	$—	$—	$9.8	$(0.2)	$9.6

The following table classifies our short-term investments by contractual maturities (in millions):

	June 2024		June 2023
	Amortized cost	Fair value	Amortized cost	Fair value

Due within 1 year	$—	$—	$9.8	$9.6
Due between 1 and 5 years	—	—	—	—
	$—	$—	$9.8	$9.6

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

At the end of June 2024 and 2023, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	June 2024			June 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$600.4	$—	$600.4	$54.4	$—	$54.4
Treasury bills	—	—	—	16.4	—	16.4
Certificates of deposit	—	38.1	38.1	—	—	—
Short-term investments:
Certificates of deposit	—	—	—	—	0.2	0.2
Corporate debt securities	—	—	—	—	6.3	6.3
Municipal bonds	—	—	—	—	3.1	3.1
Total assets	$600.4	$38.1	$638.5	$70.8	$9.6	$80.4

The above table excludes $238.4 million and $853.9 million of cash held in our bank accounts at the end of June 2024 and 2023, respectively. We did not have any financial instruments measured at fair value on a recurring basis within Level 3 fair value during fiscal 2024 and 2023 and there were no transfers in or out of our Level 1 or 2 assets during the same periods.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value with the exception of the Senior Debt and Term Loan, see Note 8. Debt. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement as they are not actively traded in markets.

The carrying amounts and estimated fair values of the Senior Notes and Term Debt are as follows for the periods presented (in millions):

	June 2024		June 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$396.3	$359.6	$395.6	$337.2
Term Loan Facility due 2028	576.6	577.0	582.4	575.3
	$972.9	$936.6	$978.0	$912.5

7. Goodwill and Acquired Intangible Assets

The following table presents our goodwill balance as of June 2024 and June 2023 (in millions):

	2024	2023
Beginning balance	$816.4	$806.6
Acquisition activity	—	9.8
Ending balance	$816.4	$816.4

The following table summarizes the life, the gross carrying value of our acquired intangible assets, and the related accumulated amortization as of the end of fiscal 2024 and 2023 (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		2024			2023
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(175.5)	$56.4	$231.9	$(150.7)	$81.2
Customer relationships	4.1	158.2	(134.1)	24.1	158.2	(117.8)	40.4
Wireless connectivity technology	5.5	245.5	(90.1)	155.4	158.0	(58.0)	100.0
Video interface technology	3.4	133.0	(85.2)	47.8	82.0	(79.7)	2.3
Human presence detection technology	5.0	5.2	(1.7)	3.5	5.2	(0.7)	4.5
Licensed technology and other	4.4	10.7	(9.6)	1.1	10.8	(8.9)	1.9
Patents	8.0	4.4	(4.4)	—	4.4	(4.3)	0.1
Tradename	4.4	5.8	(5.7)	0.1	5.8	(4.7)	1.1
In process research and development	Not applicable	—	—	—	67.0	—	67.0
Acquired intangibles totals	4.9	$794.7	$(506.3)	$288.4	$723.3	$(424.8)	$298.5

During fiscal 2024, we retired $4.4 million of fully amortized patents that reached the end or their useful life. During fiscal 2023, we retired $20.4 million of fully amortized display driver technology.

Amortization expense is calculated using the straight-line method over the estimated useful lives of the acquired intangibles. The total amortization expense for the acquired intangible assets was $81.6 million in fiscal 2024, $130.4 million in fiscal 2023, and $123.5 million in fiscal 2022. This amortization expense was included in our consolidated statements of operations as acquired intangibles amortization and cost of revenue.

The following table presents expected annual aggregate amortization expense in future fiscal years (in millions):

2025	$97.9
2026	84.8
2027	50.0
2028	33.9
2029	15.5
Thereafter	6.3
Future amortization	$288.4

Impairment of indefinite-lived intangible asset

During fiscal 2024, we recorded an indefinite-lived intangible asset impairment charge of $16.0 million on our in-process research and development, or IPR&D, from our December 2021 acquisition of DSPG. We recorded the impairment charge as an operating expense in our consolidated statement of operations. We recorded the impairment charge due to a lack of commitment from certain key customers, no anticipated customer migration to the IPR&D technologies acquired from DSPG, and no further development or investment planned for this project.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense using the effective interest method through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes during the fiscal year ended June 2024 and 2023 was $16.7 million and $16.6 million, respectively.

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

The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of June 2024, there was no balance outstanding under the revolving credit facility.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Term Loan Facility during fiscal 2024 and 2023 was $47.8 million and $37.9 million, respectively.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the future principal payments related to our Senior Notes and Term Loan Facility in future fiscal years (in millions):

	Senior Notes	Term Loan Facility	Total
2025	$—	$6.0	$6.0
2026	—	6.0	6.0
2027	—	6.0	6.0
2028	—	6.0	6.0
2029	400.0	559.5	959.5
	$400.0	$583.5	$983.5

As of the end of fiscal 2024 and 2023, our total debt is presented in our consolidated balance sheet as follows (in millions):

	2024			2023
	Total debt	Issuance costs	Total debt, net of issuance costs	Total debt	Issuance costs	Total debt, net of issuance costs
Current portion of long-term debt	$6.0	$—	$6.0	$6.0	$—	$6.0
Long-term debt	977.5	(10.6)	966.9	985.0	(13.0)	972.0
	$983.5	(10.6)	$972.9	$991.0	(13.0)	$978.0

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

Holders of the Convertible Notes had the right to convert the Convertible Notes called for redemption no later than August 3, 2021, or the Conversion Deadline. The conversion rate was equal to 13.7267 shares per $1,000 principal amount of the Convertible Notes, which was the initial conversion rate of 13.6947 shares per $1,000 principal amount of the Convertible Notes plus a number of additional shares equal to 0.0320 shares per $1,000 principal amount of the Convertible Notes. We elected to settle any conversions by Combination Settlement (as defined in the Convertible Notes Indenture) with a Specified Dollar Amount (as defined in the Convertible Notes Indenture) per $1,000 principal amount of Convertible Notes equal to $1,000, plus a number of shares of our common stock, to be determined pursuant to the Convertible Notes Indenture, together with additional cash, if applicable, in lieu of delivering any fractional shares of common stock. As a result of this election, on August 4, 2021, we settled or redeemed the remaining outstanding Convertible Notes for $505.6 million in cash representing the principal amount outstanding and delivered approximately 3.5 million shares in common stock from our treasury stock for additional amounts, resulting in a loss of approximately $8.1 million which is included in Interest and other expense, net on our consolidated statements of operations included elsewhere in this report.

9. Leases

Our leases primarily include our headquarters office and worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options that are under our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. During fiscal 2024

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and 2023, we recorded approximately $11.8 million and $12.0 million of operating leases expense, respectively. Our short-term leases are immaterial and we do not have finance leases.

As of the end of fiscal 2024 and 2023, the components of leases are as follows (in millions):

	June	June
	2024	2023
Operating lease right-of-use assets	$46.8	$49.0
Operating lease liabilities	$11.5	$9.0
Operating lease liabilities, long-term	37.9	42.4
Total operating lease liabilities	$49.4	$51.4

Supplemental cash flow information related to leases is as follows (in millions):

	2024	2023
Cash paid for operating leases included in operating cash flows	$11.2	$10.6
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$7.4	$7.3

As of the end of fiscal 2024, the weighted average remaining lease term was 6.49 years, and the weighted average discount rate was 5.34%.

Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Operating
Lease
Fiscal Year	Payments
2025	$13.3
2026	10.5
2027	7.9
2028	6.2
2029	5.3
Thereafter	15.0
Total future minimum operating lease payments	58.2
Less: interest	(8.8)
Total lease liabilities	$49.4

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of our common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of our company and might harm the market price of our common stock and the voting power and other rights of the holders of our common stock. As of the end of fiscal 2024, there were no shares of preferred stock outstanding.

Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance as of the end of fiscal 2024 were as follows:

Restricted stock units outstanding	1,620,006
Market stock units outstanding	200,513
Performance stock units outstanding	265,362
Awards available for grant under all share-based compensation plans	3,488,141
Reserved for future issuance	5,574,022

Treasury Stock

Our cumulative authorization of repurchases under our common stock repurchase program as of the end of fiscal 2024 was $2.3 billion expiring July 2025. The program authorizes us to repurchase our common stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The number of shares repurchased and the timing of repurchases is based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Common stock repurchased under this program is held as treasury stock. As of the end of fiscal 2024, we had $893.9 million of common stock remaining to be repurchased under our common stock repurchase program.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Share-Based Compensation Plans

On October 29, 2019, our stockholders approved: (i) our 2019 Equity and Incentive Compensation Plan, or the 2019 Incentive Plan, to replace our Amended and Restated 2010 Incentive Compensation Plan, or the 2010 Incentive Plan, and (ii) our 2019 Employee Stock Purchase Plan, or the 2019 ESPP, to replace our Amended and Restated 2010 Employee Stock Purchase Plan, or our 2010 ESPP. Upon approval of the 2019 Incentive Plan, new awards are no longer issued under the 2010 Incentive Plan. Awards outstanding as of October 29, 2019 under our prior share-based compensation plans were not impacted by the approval of the 2019 Incentive Plan and continue to remain outstanding and vest by their terms under the applicable share-based compensation plan. Shares underlying certain share-based awards forfeited under the 2010 Incentive Plan subsequent to the approval of the 2019 Incentive Plan automatically transfer to and become available for award issuance from the 2019 Incentive Plan.

The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock units, cash incentive awards, performance shares, performance stock units, and other stock-based awards. The cumulative number of shares approved under the 2019 Incentive Plan was 6,188,000. The 2019 ESPP authorizes us to provide eligible employees with an opportunity to acquire an equity interest in our company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-based compensation awards available for grant or issuance have been adjusted for outstanding awards for which the performance period is complete. Awards available for grant or issuance for each plan, as of the beginning of the fiscal year, including changes in the balance of awards available for grant for fiscal 2024, were as follows:

	Awards		2019	2019
	Available	2019	Employee	Employee
	Under All	Incentive	Inducement	Stock	DSPG
	Share-Based	Compensation	Equity	Purchase	Replacement Award
	Award Plans	Plan	Plan	Plan	Plan
Balance at June 2023	3,994,824	3,096,788	—	898,036	—
Additional shares authorized	900,000	900,000	—	—	—
Restricted stock units granted	(1,380,507)	(1,380,507)	—	—	—
Market stock units granted	(170,790)	(170,790)	—	—	—
Performance stock units granted	(255,175)	(255,175)	—	—	—
Performance stock units performance adjustment	178,307	178,307	—	—	—
Market stock units performance adjustment	(67,743)	50,354	(118,097)	—	—
Purchases under employee stock purchase plan	(211,425)	—	—	(211,425)	—
Forfeited	383,694	382,553	—	—	1,141
Plan shares no longer available for new grants	116,956	—	118,097	—	(1,141)
Balance at June 2024	3,488,141	2,801,530	—	686,611	—

Share-based compensation and the related tax benefit for our stock-based awards and our cash settled phantom stock units, which we granted in October 2019 (see Phantom Stock Units below) recognized in our consolidated statements of income for fiscal 2024, 2023, and 2022 were as follows (in millions):

	2024		2023		2022
	Stock-based awards	Phantom Stock Units	Stock-based awards	Phantom Stock Units	Stock-based awards	Phantom Stock Units
Cost of revenue	$4.1	$—	$4.0	$—	$4.0	$0.2
Research and development	61.0	—	52.4	0.3	42.5	27.2
Selling, general, and administrative	53.7	—	65.6	0.3	54.3	4.7
Total	$118.8	$—	$122.0	$0.6	$100.8	$32.1
Income tax benefit on share-based compensation	$8.6		$13.2		$23.1

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock at not less than 100% of the fair market value, or FMV, on the date of grant. We ceased granting stock options in fiscal 2018.

Options granted under our 2010 Incentive Plan generally vested three to four years from the vesting commencement date and expired seven years after the date of grant if not exercised.

Certain stock option activity for fiscal 2024 and balances as of the end of fiscal 2024 were as follows:

	Stock	Weighted
	Option	Average	Intrinsic
	Awards	Exercise	Value
	Outstanding	Price	(In millions)
Balance as of June 2023	3,083	$52.53
Exercised	(3,083)	$52.53
Expired	—
Balance as of June 2024	—		—

Cash received and the aggregate intrinsic value of stock options exercised for fiscal 2024, 2023, and 2022 were as follows (in millions):

	2024	2023	2022
Cash received	$0.3	$3.3	$5.3
Aggregate intrinsic value	$0.1	$1.6	$3.6

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

RSU activity, including RSUs granted, delivered, and forfeited in fiscal 2024, and the balance and aggregate intrinsic value of RSUs as of the end of fiscal 2024 were as follows:

	RSU	Average
	Awards	Grant Date
	Outstanding	Fair Value
Balance as of June 2023	1,304,926	$126.5
Granted	1,380,507	$89.6
Vested	(819,381)	$118.2
Forfeited	(246,046)	$113.1
Balance as of June 2024	1,620,006	$101.4

At the end of fiscal 2024, the aggregate intrinsic value of RSUs expected to vest was $141.6 million and the number of RSU awards expected to vest is 1.6 million shares. Our closing stock price of $88.20 on the last day of trading in fiscal 2024 was used to calculate the intrinsic value for the RSUs.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unrecognized share-based compensation cost for RSUs granted under our 2019 Incentive Plan, our 2019 Inducement Equity Plan and our 2010 Incentive Plan was approximately $128.8 million as of the end of fiscal 2024, which will be recognized over a weighted average period of approximately 2.03 years.

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

For MSU awards granted in fiscal 2023 and 2024, performance is measured based on our achievement of a specified level of total stockholder return, or TSR, relative to the TSRs of each company in the Russell 2000 Index. The potential payout ranges from 0% to 300% of the target grant quantity based on our TSR performance relative to the TSRs of each company in the Russell 2000 Index. No payout will occur if our TSR performance falls below the 25th percentile of the TSRs of each company in the Russell 2000 Index, and a 300% payout will occur if our TSR performance exceeds the 80th percentile of the TSRs of each company in the Russell 2000 Index. Performance payouts between the 25th and 80th percentiles will be determined on a linear basis with performance at the 50th percentile equal to 100% of target.

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

For MSU awards granted in fiscal 2022, performance is measured based on our achievement of a specified level of total stockholder return, or TSR, relative to the TSRs of each company in the Russell 2000 Index. The potential payout ranges from 0% to 200% of the target grant quantity based on our TSR performance relative to the TSRs of each company in the Russell 2000 Index. No payout will occur if our TSR performance falls below the 25th percentile of the TSRs of each company in the Russell 2000 Index, and a 200% payout will occur if our TSR performance exceeds the 75th percentile of the TSRs of each company in the Russell 2000 Index. Performance payouts between the 25th and 75th percentiles will be determined on a linear basis with performance at the 50th percentile equal to 100% of target.

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

MSU activity, including MSUs granted, delivered, and forfeited in fiscal 2024, and the balance and aggregate intrinsic value of MSUs as of the end of fiscal 2024 were as follows:

		Weighted
		Average
	MSU Awards	Grant Date
	Outstanding	Fair Value
Balance at June 2023	227,321	$235.7
Granted	170,790	$135.6
Performance adjustment	141,716	$—
Vested	(223,984)	$74.9
Forfeited	(115,330)	$253.4
Balance at June 2024	200,513	$249.2

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of Synaptics achieving the 21st percentile relative to the remaining constituents in the Russell 2000 Index, we delivered 0% of the targeted shares underlying tranche one the fiscal 2023 MSU grants. As a result of Synaptics achieving the 80th percentile relative to the remaining constituents in the Russell 2000 Index, we delivered 200% of the targeted shares underlying tranche two of the fiscal 2022 MSU grants. As a result of Synaptics achieving the 50th percentile relative to the remaining constituents in the Russell 2000 Index, we delivered 99% of the targeted shares underlying tranche three of the fiscal 2021 MSU grants.

At the end of fiscal 2024, the aggregate intrinsic value of MSUs expected to vest was $17.5 million and the number of MSU awards expected to vest is 0.2 million shares. Our closing stock price of $88.20 on the last day of trading in fiscal 2024 was used to calculate the intrinsic value for the MSUs.

The fair value of each MSU granted from our plans for fiscal 2024, 2023, and 2022 was estimated at the date of grant using the Monte Carlo simulation model, assuming no expected dividends and the following assumptions:

	2024	2023	2022
Expected volatility of company	52.61%	55.22%	52.61%
Expected volatility of Index	11.5%-762.5%	17.9% - 320.7%	17.4% - 581.6%
Correlation coefficient	0.69	0.61	0.53
Expected life in years	2.87	2.87	2.87
Risk-free interest rate	4.65%	3.24%	0.40%
Fair value per award	$159.79 - $268.61	$218.15 - $438.24	$284.43 - $342.89

We amortize the compensation expense over the three- or four-year performance and service period on a ratable basis. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $19.6 million as of the end of fiscal 2024, which will be recognized over a weighted average period of approximately 0.94 years.

Performance Stock Units

Our 2019 Incentive Plan and our 2010 Incentive Plan provide for the grant of PSU awards to our employees, consultants, and directors. A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

We have granted PSU awards to our executive officers and other key management team members under our 2010 Incentive Plan, our 2019 Incentive Plan and our 2019 Inducement Equity Plan, which, generally, are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total PSU award. Generally, PSU awards have a specific one-year performance period and vesting occurs over three service periods with the final service period ending approximately three years from the grant date. Performance is measured based on the achievement of a specified level of performance relative to predefined performance criteria (for PSU awards granted in fiscal 2024 and 2023, the performance criteria was based on non-GAAP earnings per share, for PSU awards granted in fiscal 2021 the performance criteria was based on a combination of our design win revenue, non-GAAP gross margin percentage and non-GAAP operating expenses). For our fiscal 2024 PSU awards, the potential payout ranges from 0% to 200% of the target grant quantity and is adjusted on a linear basis with a payout triggering if our measurement results are greater than 65% of the target with a maximum payout achieved at 135% of target.

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

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PSU activity, including PSUs granted, delivered, and forfeited in fiscal 2024, and the balance and aggregate intrinsic value of PSUs as of the end of fiscal 2024 were as follows:

		Weighted
		Average
	PSU Awards	Grant Date
	Outstanding	Fair Value
Balance at June 2023	253,359	$125.4
Granted	255,175	$94.3
Performance adjustment	52,638	$—
Vested	(141,297)	$106.5
Forfeited	(154,513)	$125.6
Balance at June 2024	265,362	$99.3

We value PSUs using the aggregate intrinsic value on the grant date and amortize the compensation expense over the three-year service period on a ratable basis, dependent upon the probability of meeting the performance measures. The PSU awards outstanding balance at June 2024 is based on the target grant quantity and does not include any performance adjustment of shares for completed performance periods.

At the end of fiscal 2024, the aggregate intrinsic value of PSUs expected to vest was $23.2 million and the number of PSU awards expected to vest is 0.3 million shares. Our closing stock price of $88.20 on the last day of trading in fiscal 2024 was used to calculate the intrinsic value for the PSUs.

The unrecognized share-based compensation cost of our outstanding PSUs was approximately $0.8 million as of June 2024, which will be recognized over a weighted average period of approximately 0.83 years.

Phantom Stock Units

The 2019 Incentive Plan authorized the grant of phantom stock units to non-employee directors, officers and employees. We initially granted phantom stock units in October 2019. Phantom stock units were cash-settled and entitled the recipient to receive a cash payment equal to the value of a single share for each unit based on the average closing share price of our stock over the thirty calendar days prior to the vesting date. Grants of phantom stock units vested over three years, with an annual vesting date of October 31 each year subsequent to the grant date. The final vesting occurred in the second quarter of fiscal 2023, and no phantom stock units remain outstanding under this plan.

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

Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases in fiscal 2024, 2023, and 2022 were as follows (in millions, except shares purchased and weighted average purchase price):

	2024	2023	2022
Shares purchased	211,425	172,044	138,502
Weighted average purchase price	$74.22	$91.88	$97.90
Cash received	$15.7	$15.8	$13.6
Aggregate intrinsic value	$4.1	$2.8	$12.5

The fair value of each award granted under our 2019 ESPP for fiscal 2024, 2023, and 2022 was based on the Black-Scholes option pricing model. The fair value per award for fiscal 2024, 2023 and 2022 was $34.54, $40.70, and $38.93, respectively.

Unrecognized share-based compensation costs for awards granted under our 2019 ESPP at the end of fiscal 2024 were approximately $5.7 million that will be amortized over the next 8 months.

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Employee Benefit Plans

401(k) Plan

We have a 401(k) Retirement Savings Plan for full-time employees in the U.S. Under the plan, eligible employees may contribute a portion of their net compensation up to the annual limit of $23,000 or $30,500 for employees who are 50 years or older. In fiscal 2024, we provided matching funds of 25% of our employees’ contributions, excluding catch-up contributions. The employer matching funds vest immediately. We made matching contributions of $1.9 million in fiscal 2024 and 2023 and $1.7 million in fiscal 2022.

14. Income Taxes

(Loss)/Income before provision for income taxes for fiscal 2024, 2023, and 2022 consisted of the following (in millions):

	2024	2023	2022
United States	$(80.5)	$(69.5)	$(44.8)
Foreign	(44.1)	195.5	365.3
(Loss)/Income before provision for income taxes	$(124.6)	$126.0	$320.5

For fiscal 2023, $48.7 million of foreign income before provision for income taxes has been reclassified in the preceding table from the United States to foreign to correct for an immaterial error in the prior year presentation. This reclassification had no impact to our consolidated financial statements or our previously reported net income per share for any prior quarterly or annual period, or the current annual period.

The (benefit)/provision for income taxes for fiscal 2024, 2023, and 2022 consisted of the following (in millions):

	2024	2023	2022
Current tax (benefit)/expense
Federal	$(17.4)	$15.8	$(0.6)
State	—	0.1	—
Foreign	56.0	62.4	94.9
	38.6	78.3	94.3
Deferred tax (benefit)/expense
Federal	(280.8)	(12.7)	(21.8)
State	—	—	—
Foreign	(8.0)	(13.2)	(7.9)
	(288.8)	(25.9)	(29.7)
(Benefit)/provision for income taxes	$(250.2)	$52.4	$64.6

The provision for income taxes differs from the federal statutory rate for fiscal 2024, 2023, and 2022 as follows (in millions):

	2024	2023	2022
(Benefit)/provision at U.S. federal statutory tax rate	$(26.2)	$26.4	$67.3
Non-deductible share-based compensation	7.6	6.6	7.9
Shortfall/(windfall) related to share-based compensation	3.5	(1.3)	(18.1)
Non-deductible officer compensation	4.8	6.4	6.5
Business credits	(5.2)	(5.2)	(10.0)
Foreign tax differential	45.2	(0.5)	6.4
U.S. inclusion of foreign income	(0.3)	21.0	3.6
Deferred taxes on unremitted foreign earnings	—	0.3	0.7
U.S. provision to return adjustment (1)	(18.1)	0.4	(3.2)
Deferred tax benefit from domestication (2)	(262.8)	—	—
Other differences	1.3	(1.7)	3.5
(Benefit)/provision for income taxes	$(250.2)	$52.4	$64.6

(1)
U.S. provision to return adjustment in fiscal 2024 was primarily driven by approximately $11.3 million tax benefit from foreign tax credit relief under U.S. Treasury Notice 2023-55 issued in July 2023, together with a tax benefit of

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $6.3 million recognized as part of a multiyear research and development tax credit study completed in fiscal 2024.

(2)
On June 29, 2024, we completed an intra-group transfer that involved the domestication of certain foreign subsidiaries and the migration of certain foreign intellectual property to the United States. See further discussion below.

Significant components of our deferred tax assets (liabilities) as of the end of fiscal 2024 and 2023 consisted of the following (in millions):

	2024	2023
Deferred tax assets:
Capital loss carryforward	$34.1	$34.1
Inventory write downs	1.6	1.9
Intangibles and capitalized research and development costs	273.1	41.5
Share-based compensation	9.4	10.3
Nondeductible interest	23.7	4.9
Lease liabilities	10.2	10.1
Business credit carryforward	95.6	45.1
Net operating loss carryforward	11.4	10.8
Other accruals	5.8	5.1
	464.9	163.8
Valuation allowance	(92.4)	(78.4)
	372.5	85.4
Deferred tax liabilities:
Property and equipment	—	(1.3)
Right-of-use assets	(9.5)	(9.5)
Unremitted foreign earnings	(14.3)	(14.3)
Acquisition intangibles	(31.0)	(31.4)
	(54.8)	(56.5)
Net deferred tax assets	$317.7	$28.9

Realization of deferred tax assets depends on our generating sufficient U.S. and certain foreign taxable income in future years to obtain a benefit from the utilization of those deferred tax assets on our tax returns. Accordingly, the amount of deferred tax assets considered realizable may increase or decrease when we reevaluate the underlying basis for our estimates of future U.S. and foreign taxable income. As of June 29, 2024, we simplified our corporate entity structure via an intra-group transfer that included the domestication of certain foreign subsidiaries and the onshoring of certain intellectual property. As a result of the domestication, a deferred tax benefit of $263.0 million was recognized primarily driven by recording certain deferred tax assets, net of deferred tax liabilities based on the U.S. tax rate in the fourth quarter of fiscal 2024. The associated deferred tax assets resulting from the domestication are expected to be realizable based on the assessment of currently available evidence. As of the end of fiscal 2024, a valuation allowance of $92.4 million was maintained to reduce certain state and foreign related deferred tax assets to levels we believe are more likely than not to be realized through future taxable income. The net change in the valuation allowance during fiscal 2024 was an increase of $14.0 million, primarily due to an increase of unrealized deferred tax assets associated with state tax credits.

We consider most of the earnings of our foreign subsidiaries as not indefinitely reinvested overseas and have made appropriate provisions for income or withholding taxes, that may result from a future repatriation of those earnings. As a result, $14.3 million of our deferred tax liability is associated with unremitted foreign earnings, which if remitted would not result in a further provision for income taxes. We continue to indefinitely reinvest $200 million on certain accumulated earnings and outside basis differences primarily related to our DSPG acquisition. If the undistributed earnings and other outside basis differences were recognized in a taxable transaction, the associated foreign tax credits would be expected to reduce the U.S. income tax liability associated with the foreign distribution or the otherwise taxable transaction. As of our fiscal 2024, assuming full utilization of the associated foreign tax credits, the potential net deferred tax liability associated with these undistributed earnings and outside basis differences would be approximately $46 million.

As of the end of fiscal 2024, we had federal, California, and foreign net operating loss carryforwards of approximately $20.1 million, $26.5 million, and $49.4 million, respectively. The federal and California net operating loss will begin to expire in fiscal 2037 and 2027, respectively if not utilized. Most of our foreign net operating loss carryforwards have no expiration date. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

if not utilized. Under current tax law, net operating loss and tax credit carryforwards available to offset future income or income taxes may be limited by statute or upon the occurrence of certain events, including significant changes in ownership.

We had $30.2 million and $69.0 million of federal and state research tax credit carryforwards, respectively, as of the end of fiscal 2024. The federal research tax credit carryforward will begin to expire in fiscal 2029 and the state research tax credit can be carried forward indefinitely.

The total liability for gross unrecognized tax benefits related to uncertain tax positions, included in other liabilities in our consolidated balance sheets, increased by $2.8 million from $43.7 million in fiscal 2023 to $46.5 million in fiscal 2024. Of this amount, $36.6 million will reduce the effective tax rate on income from operations, if recognized. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits for fiscal 2024, 2023, and 2022 consisted of the following (in millions):

	2024	2023	2022
Beginning balance	$43.7	$29.8	$22.6
Increase in unrecognized tax benefits related to current year tax positions	10.4	13.7	7.1
(Decrease)/increase in unrecognized tax benefits related to prior year tax positions	(5.3)	2.5	5.5
Decrease due to effective settlement with tax authorities	—	(1.1)	—
Remeasurement of unrecognized tax benefits	(1.0)	(0.3)	(0.5)
Decrease due to statute expiration	(1.3)	(0.9)	(4.9)
Ending Balance	$46.5	$43.7	$29.8

Accrued interest and penalties increased by $0.6 million in fiscal 2024 as compared to fiscal 2023 and increased by $0.5 million in fiscal 2023 as compared to fiscal 2022. Accrued interest and penalties were $3.6 million and $3.0 million as of the end of fiscal 2024 and 2023, respectively. Our policy is to classify interest and penalties as components of income tax expense.

It is reasonably possible that the amount of liability for unrecognized tax benefits may change within the next 12 months; an estimate of the range of possible changes could result in a decrease of $2.9 million to an increase of $5.1 million. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.

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

Revenues for the fiscal 2023 and 2022 from our previous product categories have been reclassified in order to conform to the current period presentation as follows (in millions):

		June 2023
		Core IoT	Enterprise and Automotive	Mobile	Total
IoT product applications	$946.3	$309.9	$636.4	$—	$946.3
PC product applications	217.3	—	217.3	—	217.3
Mobile product applications	191.5	—	—	191.5	191.5
	$1,355.1	$309.9	$853.7	$191.5	$1,355.1

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		June 2022
		Core IoT	Enterprise and Automotive	Mobile	Total
IoT product applications	$1,100.9	$466.7	$634.2	$—	$1,100.9
PC product applications	343.0	—	343.0	—	343.0
Mobile product applications	295.8	—	—	295.8	295.8
	$1,739.7	$466.7	$977.2	$295.8	$1,739.7

Net revenue from our customers for each product category was as follows (in millions):

	2024	2023	2022
Enterprise and Automotive product applications	$570.0	$853.7	$977.2
Core IoT product applications	177.6	309.9	466.7
Mobile product applications	211.8	191.5	295.8
	$959.4	$1,355.1	$1,739.7

Net revenue within geographic areas based on our customers’ locations for fiscal 2024, 2023, and 2022, consisted of the following (in millions):

	2024	2023	2022
China	$435.0	$485.0	$609.1
Taiwan	201.3	367.4	539.4
Japan	192.3	337.7	453.1
South Korea	59.9	35.0	39.1
Other	36.0	62.6	72.1
Vietnam	13.6	61.5	11.8
United States	21.3	5.9	15.1
	$959.4	$1,355.1	$1,739.7

Long-lived assets within geographic areas as of the end of fiscal 2024 and 2023 consisted of the following (in millions):

	2024	2023
North America	$523.1	$119.1
EMEA	499.3	866.4
Asia Pacific	204.7	195.8
	$1,227.1	$1,181.3

During fiscal 2024, as a result of the intra-group transfer that domesticated certain subsidiaries, in the above table, we reclassified $350.7 million of goodwill and intangible assets from EMEA to the United States.

Major customers’ revenue as a percentage of total net revenue for fiscal 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Customer A	*	10%	12%
Customer B	*	*	13%
Customer C	12%	*	*

* Less than 10%

SYNAPTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Restructuring Activities

We have initiated various strategic restructuring actions primarily intended to reduce costs, gain synergies from our recent acquisitions and align our business in response to market conditions.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Years Ended
	2024	2023	2022

Balance, beginning of period	$—	$1.4	$0.2
Charges	10.5	—	18.3
Payments	(9.1)	(1.4)	(17.1)
Balance, end of period	$1.4	$—	$1.4

During fiscal 2024, we recorded restructuring and related charges of $10.5 million in our consolidated statements of operations. The charges were for activities intended to further improve efficiencies in our operational activities, decrease costs and increase profitability. The restructuring plan was initiated during the first and fourth quarters of fiscal 2024 to streamline the company and optimize resources. Restructuring charges are mainly comprised of severance and other one-time termination benefits. We expect these restructuring actions to be substantially completed by the end of fiscal 2025.

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

17. Subsequent Events

Subsequent to our fiscal 2024, we initiated a restructuring action to reduce our cost structure, improve operational efficiencies, and optimize resources, including freeing up resources for deployment into strategic product development opportunities. This restructuring action will mainly be comprised of severance and other one-time termination benefits. We expect to record restructuring charges from this restructuring action of approximately $14.0 million to $16.0 million in fiscal 2025.