Form 10-Q
period 2024-09-28
SYNAPTICS Inc
filed 2024-11-07
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .
Commission file number 000-49602
______________________________________________________________________________________________________
SYNAPTICS INCORPORATED
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________________

Delaware	77-0118518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1109 McKay Drive
San Jose, California 95131
(Address of principal executive offices) (Zip code)
(408) 904-1100
(Registrant’s telephone number, including area code)
______________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of October 31, 2024, the Company had 40,058,435 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	September	June
	2024	2024
ASSETS
Current Assets:
Cash and cash equivalents	$853.6	$876.9
Accounts receivable, net	135.8	142.4
Inventories, net	119.6	114.0
Prepaid expenses and other current assets	30.9	29.0
Total current assets	1,139.9	1,162.3
Property and equipment, net	79.5	75.5
Goodwill	816.4	816.4
Acquired intangibles, net	263.8	288.4
Deferred tax asset	358.4	345.6
Non-current other assets	133.2	136.8
Total assets	$2,791.2	$2,825.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83.3	$87.5
Accrued compensation	28.2	27.4
Other accrued liabilities	136.4	156.3
Current portion of long-term debt	6.0	6.0
Total current liabilities	253.9	277.2
Long-term debt	965.9	966.9
Other long-term liabilities	104.1	114.1
Total liabilities	1,323.9	1,358.2
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 70,165,571 and 69,683,991 shares issued, 40,049,132 and 39,567,552 shares outstanding, at September 2024 and June 2024, respectively	0.1	0.1
Additional paid-in capital	1,130.6	1,107.0
Treasury stock: 30,116,439 common shares at September 2024 and June 2024, at cost	(878.0)	(878.0)
Retained earnings	1,214.6	1,237.7
Total stockholders' equity	1,467.3	1,466.8
Total liabilities and stockholders' equity	$2,791.2	$2,825.0
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September
	2024	2023
Net revenue	$257.7	$237.7
Cost of revenue	136.8	130.6
Gross margin	120.9	107.1
Operating expenses:
Research and development	81.3	86.5
Selling, general, and administrative	50.0	42.3
Acquired intangibles amortization	3.8	5.5
Restructuring costs	14.2	8.0
Total operating expenses	149.3	142.3
Operating loss	(28.4)	(35.2)
Interest and other expense, net	(5.9)	(5.4)
Loss before (benefit)/provision for income taxes	(34.3)	(40.6)
(Benefit)/provision for income taxes	(11.2)	15.0
Net loss	$(23.1)	$(55.6)
Net loss per share:
Basic	$(0.58)	$(1.43)
Diluted	$(0.58)	$(1.43)
Shares used in computing net loss:
Basic	39.8	38.8
Diluted	39.8	38.8
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	September
	2024	2023
Net loss	$(23.1)	$(55.6)
Unrealized income on available-for-sale-securities	—	0.1
Comprehensive loss	$(23.1)	$(55.5)
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2024	69,683,991	$0.1	$1,107.0	$(878.0)	$1,237.7	$1,466.8
Net loss	—	—	—	—	(23.1)	(23.1)
Issuance of common stock for share-based award compensation plans	481,580	—	7.7	—	—	7.7
Payroll taxes related to net share settlement of share-based awards	—	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	27.2	—	—	27.2
Balance at September 2024	70,165,571	$0.1	$1,130.6	$(878.0)	$1,214.6	$1,467.3
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

See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September
	2024	2023
Cash flows from operating activities
Net loss	$(23.1)	$(55.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation costs	27.2	33.2
Depreciation and amortization	7.2	7.2
Acquired intangibles amortization	24.6	23.3
Deferred taxes	(15.0)	(1.1)
Other	3.5	12.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6.6	53.6
Inventories, net	(4.6)	(6.8)
Prepaid expenses and other current assets	(1.9)	(4.8)
Other assets	3.4	0.9
Accounts payable	(6.3)	16.7
Accrued compensation	0.7	(22.0)
Other accrued liabilities	(33.7)	(11.8)
Net cash (used in) provided by operating activities	(11.4)	45.4
Cash flows from investing activities
Proceeds from maturity of investments	—	3.2
Purchases of short-term investments	—	(16.6)
Purchases of property and equipment	(9.1)	(6.7)
Purchase of intangible assets	—	(13.5)
Advance payment on intangible assets	—	(116.5)
Net cash used in investing activities	(9.1)	(150.1)
Cash flows from financing activities
Proceeds from issuance of shares	7.7	8.5
Payroll taxes related to net share settlement of share-based awards	(11.3)	(25.3)
Repayment of debt	(1.5)	(3.0)
Other	1.6	1.7
Net cash used in financing activities	(3.5)	(18.1)
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.6)
Net decrease in cash and cash equivalents	(23.3)	(123.4)
Cash and cash equivalents, beginning of period	876.9	924.7
Cash and cash equivalents, end of period	$853.6	$801.3
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and United States generally accepted accounting principles, or U.S. GAAP. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. In our opinion, the financial statements include all adjustments, which are of a normal and recurring nature and necessary for the fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2025 is a 52-week period ending June 28, 2025, and our fiscal 2024 was a 53-week period ending on June 29, 2024. The fiscal periods presented in this report are 13-week and 14-week periods for the three months ended September 28, 2024 and September 30, 2023, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
usage-based royalties from the license of IP are recognized at the later of the period the sale or usage occurs, or the satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalties have been allocated.
Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of September 2024 and June 2024, contract assets recorded on our condensed consolidated balance sheets were $1.5 million and $1.2 million, respectively. Contract assets are presented as part of prepaid expenses and other current assets.
Contract liabilities and refund liabilities were $4.4 million and $49.6 million, respectively, as of September 2024, and $14.7 million and $43.5 million, respectively, as of June 2024. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10. Balance Sheet Components. During the three months ended September 2024 and September 2023, we recognized $12.6 million and $2.4 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal quarter.
Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.
3. Net Loss Per Share
The computation of basic and diluted net loss per share was as follows (in millions, except per share data):

	Three Months Ended
	September
	2024	2023
Numerator:
Net loss	$(23.1)	$(55.6)
Denominator:
Shares, basic	39.8	38.8
Effect of dilutive share-based awards	—	—
Shares, diluted	39.8	38.8
Net loss per share:
Basic	$(0.58)	$(1.43)
Diluted	$(0.58)	$(1.43)
Our basic net loss per share amounts for each period presented have been computed using the weighted average number of shares of common stock, $0.001 par value, or the common stock, outstanding over the period measured. Our diluted net income per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the "treasury stock" method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net loss per share.
4. Prepayment of Intangible Assets
During the first quarter of fiscal 2024, we paid an aggregate consideration of $130.0 million to Avago Technologies ("Broadcom") to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020. As of September 2024, we have obtained control of three of the four technology products and the three-year extension period to exclusively license previously acquired developed technology intangible assets. The fair value of the remaining technology product of $42.5 million for which we have not yet obtained control is an advance payment on intangible assets and is presented within other long-term assets in our consolidated balance sheets.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	September	June
	2024	2024
Raw materials and work-in-progress	$68.6	$69.5
Finished goods	51.0	44.5
	$119.6	$114.0
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
6. Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents by category at September 2024 and June 2024 (in millions):

	September 2024			June 2024
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$554.9	$—	$554.9	$238.4	$—	$238.4
Cash equivalents:
Money market funds	265.7	—	265.7	600.4	—	600.4
Certificates of deposit	33.0	—	33.0	38.1	—	38.1
Total cash and cash equivalents	$853.6	$—	$853.6	$876.9	$—	$876.9
7. Fair Value Measurements
We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
•Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
•Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
•Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.
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
At September 2024 and June 2024, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	September 2024			June 2024
	Level 1	Level 2	Total (1)	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$265.7	$—	$265.7	$600.4	$—	$600.4
Certificates of deposit	—	33.0	33.0	—	38.1	38.1
Total assets	$265.7	$33.0	$298.7	$600.4	$38.1	$638.5
(1)Excludes $554.9 million and $238.4 million in cash held in our bank accounts as of September 2024 and June 2024, respectively. We did not have any financial assets requiring Level 3 measurement in the periods presented.
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
The carrying amounts and estimated fair values of the Senior Notes and Term Loan Facility are as follows for the periods presented (in millions):

	September 2024		June 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$396.4	$375.6	$396.3	$359.6
Term Loan Facility due 2028	575.5	575.1	576.6	577.0
	$971.9	$950.7	$972.9	$936.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Goodwill and Acquired Intangibles, Net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. For the three months ended September 2024 and June 2024, the carrying value of goodwill was $816.4 million.
Acquired Intangibles, Net
The following table summarizes the net carrying amounts excluding fully amortized intangible assets (in millions, except for weighted-average life in years):

		September 2024			June 2024
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(181.3)	$50.6	$231.9	$(175.5)	$56.4
Customer relationships	4.1	158.2	(137.8)	20.4	158.2	(134.1)	24.1
Wireless connectivity technology	5.5	245.5	(101.6)	143.9	245.5	(90.1)	155.4
Video interface technology	3.4	133.0	(88.4)	44.6	133.0	(85.2)	47.8
Other	5.1	26.1	(21.9)	4.2	26.1	(21.4)	4.7
Acquired intangibles totals	4.9	$794.7	$(530.9)	$263.8	$794.7	$(506.3)	$288.4
Certain intangible assets from June 2024 have been reclassified to conform to the current period presentation and are presented in the Other line item in the table above.
The total amortization expense for the acquired intangible assets was $24.6 million and $23.3 million for the three months ended September 2024 and September 2023, respectively.
During the three months ended September 2024 and September 2023, $20.8 million and $17.8 million, respectively, of amortization expense was included in our condensed consolidated statements of operations in cost of revenue; the remainder was included in acquired intangibles amortization.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 2024 (in millions):

Fiscal Year
Remainder of 2025	$73.3
2026	84.8
2027	50.0
2028	33.9
2029	15.5
Thereafter	6.3
Future amortization	$263.8
9. Leases
Our leases primarily include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options at our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the three months ended September

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2024 and September 2023, we recorded operating lease expense of approximately $3.2 million and $2.9 million, respectively. Our short-term leases are immaterial and we do not have finance leases.
As of September 2024 and June 2024, the components of leases are as follows (in millions):

	September	June
	2024	2024
Operating lease right-of-use assets	$47.2	$46.8
Operating lease liabilities	$11.1	$11.5
Operating lease liabilities, long-term	38.6	37.9
Total operating lease liabilities	$49.7	$49.4
Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Three Months Ended
	September
	2024	2023
Cash paid for operating leases included in operating cash flows	$4.2	$2.3
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$3.5	$1.2
As of September 2024, the weighted average remaining lease term is 6.33 years, and the weighted average discount rate is 5.34%.
Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Fiscal Year	Operating Lease Payments
Remainder of 2025	$10.0
2026	11.4
2027	8.7
2028	7.1
2029	6.1
Thereafter	15.0
Total future minimum operating lease payments	58.3
Less: interest	(8.6)
Total lease liabilities	$49.7
10. Balance Sheet Components
Accounts receivable, net, consisted of the following (in millions):

	September	June
	2024	2024
Accounts receivable	$140.0	$146.6
Less: Allowance for credit losses	(4.2)	(4.2)
	$135.8	$142.4

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other non-current assets consisted of the following (in millions):

	September	June
	2024	2024
Prepayment of intangible assets	$42.5	$42.5
Right-of-use assets	47.2	46.8
Other	43.5	47.5
	$133.2	$136.8
Other accrued liabilities consisted of the following (in millions):

	September	June
	2024	2024
Customer obligations	$54.0	$58.2
Inventory obligations	7.4	5.6
Operating lease liabilities	11.1	11.5
Income taxes payable	17.3	42.2
Other	46.6	38.8
	$136.4	$156.3
Other long-term liabilities consisted of the following (in millions):

	September	June
	2024	2024
Operating lease liabilities	$38.6	$37.9
Deferred tax liabilities	25.7	27.9
Income taxes payable	25.0	27.8
Other	14.8	20.5
	$104.1	$114.1
11. Indemnifications and Contingencies
Indemnifications
We have entered into indemnification agreements with our officers and directors. In addition, in connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights by us. Maximum potential future payments under these agreements cannot be estimated because these agreements generally do not have a maximum stated liability. Historical costs related to these indemnification provisions have not been significant. However, we will accrue for any losses related to these indemnification agreements when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss. During the three months ended September 2024, we recorded an estimated liability of $2.2 million related to our proportionate share of an indemnity obligation to defend a counterparty against a third party claim alleging infringement of certain intellectual property rights.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Debt issuance costs relating to the Senior Notes of $5.7 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Senior Notes during the three months ended September 2024 and September 2023 was $4.1 million in each period.
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
The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250 million, which includes a $20 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 2024, there was no balance outstanding under the revolving credit facility.
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
Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total leverage ratio, or leverage ratio, the consolidated interest coverage ratio, or interest coverage ratio, which, after the Third Amendment, only applies if our cash and cash equivalents balance is less than $450 million as of the last day of any fiscal quarter. The leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.25 to 1.00, and thereafter 3.75 to 1.0. The interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement. If our quarter-end cash and cash equivalents balance is less than $450.0 million, the interest coverage ratio must not be less than 3.50 to 1.0 as of the date of determination. As of September 2024, we remain in compliance with the restrictive covenants.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Debt issuance costs relating to the Term Loan Facility of $11.2 million, netted against the debt amount on the condensed consolidated balance sheet, are amortized as interest expense through the maturity date. The total interest expense and amortization of the debt issuance costs recorded on the Term Loan Facility was $11.7 million and $11.8 million during the three months ended September 2024 and 2023, respectively.
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
The 2019 Incentive Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, cash incentive awards, performance shares, PSUs, and other stock-based awards. The 2019 Incentive Plan has been amended and restated, and the cumulative number of shares approved by stockholders is 7,588,000 as of October 29, 2024. The 2019 ESPP authorizes the Company to provide eligible employees with an opportunity to acquire an equity interest in the Company through the purchase of stock at a discount, with an initial authorization of 1,500,000 shares.
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
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations were as follows (in millions):

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	September
	2024	2023
Cost of revenue	$(2.7)	$1.1
Research and development	14.5	15.2
Selling, general, and administrative	15.4	16.9
Total	$27.2	$33.2
Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.
Share-Based Compensation Plan Activity
Restricted Stock Units
RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	1,620,006
Granted	1,118,536
Vested	(436,766)
Forfeited	(117,592)
Balance as of September 2024	2,184,184	$171.8
The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2024, of $78.48.
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $180.7 million as of September 2024, which will be recognized over a weighted average period of approximately 2.34 years.
Market Stock Units
An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.
MSU activity was as follows:

	MSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	200,513
Granted	120,765
Delivered	(55,603)
Forfeited	(37,473)
Balance as of September 2024	228,202	$18.0
The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2024, of $78.48.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $26.7 million as of September 2024, which will be recognized over a weighted average period of approximately 1.78 years .
Performance Stock Units
A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.
PSU activity was as follows:

	PSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	265,362
Granted	201,675
Delivered	(14,452)
Forfeited	(87,208)
Balance as of September 2024	365,377	$28.7
The aggregate intrinsic value was determined using the closing price of our common stock on September 27, 2024, of $78.48
We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met, or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $19.3 million as of September 2024, which will be recognized over a weighted average period of approximately 1.30 years.
Employee Stock Purchase Plan
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the three months ended September 2024, were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	122,080
Weighted average purchase price	$63.4
Cash received	$7.7
Aggregate intrinsic value	$1.4
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The income tax (benefit)/provision of $(11.2) million and $15.0 million for the three months ended September 2024 and September 2023, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended September 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to a one-time deferred tax benefit of $7.7 million on inventory reserves transferred from foreign subsidiaries to the United States, foreign income taxed at lower rates, and research credits. This was partially offset by non-deductible officer compensation and non-deductible share-based compensation.
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
The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $1.9 million during the three months ended September 2024, to $44.6 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of September 2024 were $3.8 million; this balance increased by $0.2 million compared to June 2024. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
Our major tax jurisdictions are the United States, Hong Kong SAR, Japan, Israel and the United Kingdom. From fiscal 2017 onward, we remain subject to examination by one or more of these jurisdictions.
15. Segment, Customers, and Geographic Information
We operate in one segment: the development, marketing, and sale of semiconductor products used in electronic devices and products. We generate our revenue from three broad product categories: Core IoT, Enterprise and Automotive, and Mobile product applications. A summary of our products and how they are categorized is as follows:
•Core IoT: Wireless and Processor Solutions
•Enterprise and Automotive: PC Touch Pad, PC Fingerprint, Video Interface Solutions, Enterprise Audio Solutions, Fax and Printer Solutions, and Automotive Solutions
•Mobile: Touch and Display Solutions for Mobile phone applications
Net revenue from our customers for each product category was as follows (in millions):

	Three Months Ended
	September
	2024	2023
Enterprise and Automotive product applications	$147.6	$154.8
Core IoT product applications	59.6	38.5
Mobile product applications	50.5	44.4
	$257.7	$237.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended
	September
	2024	2023
China/Hong Kong	$127.7	$106.6
Taiwan	64.1	36.9
Japan	38.2	52.6
Other	10.6	14.1
South Korea	15.2	11.7
United States	1.9	15.8
	$257.7	$237.7
Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended
	September
	2024	2023
Customer A	13%	*
Customer B	12%	18%
Customer C	*	11%
____________________
* Less than 10%
We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	September	June
	2024	2024
Customer A	20%	12%
Customer B	16%	12%
Customer C	15%	18%
____________________
* Less than 10%
16. Restructuring Activities
In the first quarter of fiscal 2025, we initiated restructuring actions primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. As a result of this restructuring, we expect to incur approximately $16.0 million in restructuring charges and expect to complete the restructuring by the end of fiscal 2025. The restructuring costs related to these activities of approximately $13.7 million are recorded in the restructuring costs line item within our condensed consolidated statements of operations.
In the first and fourth quarter of fiscal 2024, we initiated restructuring actions to further improve efficiencies in our operational activities, decrease costs and increase profitability. We completed the restructuring action from the first quarter of fiscal 2024 prior to the end of our fiscal year 2024. We completed the restructuring action initiated in the fourth quarter of fiscal 2024 during the three months ended September 2024 and we incurred restructuring charges therefrom of approximately $0.5 million. The restructuring costs related to these activities were recorded to the restructuring costs line item within our condensed consolidated statements of operations.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Three months ended
	September 2024
	2024	2023
Balance, beginning of period	$1.4	$—
Charges	14.2	8.0
Payments	(10.6)	(6.0)
Balance, end of period	$5.0	$2.0

During the three months ended September 2024, the restructuring and related charges of $14.2 million was primarily attributable to severance and employee-related benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; our ability to execute on our cost reduction initiatives and to achieve expected synergies and expense reductions; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; the risk that our indemnification obligations for third party claims could result in substantial costs; uncertainty surrounding macroeconomic factors in the U.S., and globally, impacting the supply chain environment, inflationary pressure, workforce reductions, regional instabilities and hostilities (including the Israel-Hamas war) and the other risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.
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
Acquired intangibles amortization included in operating expenses consists primarily of amortization of customer relationship and tradename intangible assets recognized under the purchase method for business combinations.
Restructuring costs primarily reflect severance costs related to the restructuring of our operations to reduce operating expenses and gain efficiencies from our recent acquisitions. See Note 16. Restructuring Activities to the consolidated financial statements contained elsewhere in this Report.
Interest and other expense, net, primarily reflects interest expense on our Senior Notes (as defined herein), Term Loan Facility (as defined herein) and revolving line of credit as well as the amortization of debt issuance costs and discount on our debt, partially offset by interest income earned on our cash and cash equivalents.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended September 2024, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Trends and Uncertainties
Current Economic Conditions
As a majority of our sales and manufacturing occurs outside of the United States, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S., and globally, characterized by the supply chain environment, inflationary pressure, higher interest rates, and workforce reductions. We believe these macroeconomic conditions, including conservative corporate spending on information technology hardware, coupled with the global political climate and unrest, including the ongoing Israel-Hamas war, continue to be the primary drivers for the overall slowdown in orders from our customer base. We continue to believe a rebound in demand is likely to extend into late calendar 2024. In addition, although we currently do not believe inflation in the costs of goods will have a material impact on our results of operations, it is possible that elevated inflation could increase our cost of goods sold and/or operating expenses and reduce our gross profit and net income. Further, despite the recent downward trend in interest rates, they remain elevated and may fluctuate, continuing to impact our borrowing costs on our variable rate Term Loan Facility and could potentially limit our borrowing capacity if a future acquisition opportunity requiring financing presents itself.
The Israel-Hamas War
Although our employees in our Israel office have the ability to work remotely and business continuity plans are in place to address any medium- or long-term disruptions that could result from the closure of this office, the office closure and general effects of employees operating in a region at war could have a negative impact on our operations. Further, a number of our employees in Israel are members of the military reserves who have been subject to activation in response to the war, and it is possible that these employees may be re-activated if the Israel-Hamas war continues or expands further throughout the Middle East region. While we also have business continuity plans in place to address the safety of our employees and continue product development in the event of reduced employee availability in the region during the war, it could affect the timing of projects in the short-term as work is shifted to other team members where necessary. If these conditions continue or worsen, they could adversely impact our future financial and operating results.
Results of Operations
Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended September
	2024	2023	$ Change	% Change
Enterprise and Automotive product applications	$147.6	$154.8	$(7.2)	(4.7%)
Core IoT product applications	59.6	38.5	21.1	54.8%
Mobile product applications	50.5	44.4	6.1	13.7%
Net revenue	257.7	237.7	20.0	8.4%
Gross margin	120.9	107.1	13.8	12.9%
Operating expenses:
Research and development	81.3	86.5	(5.2)	(6.0%)
Selling, general, and administrative	50.0	42.3	7.7	18.2%
Acquired intangibles amortization	3.8	5.5	(1.7)	(30.9%)
Restructuring costs	14.2	8.0	6.2	77.5%
Operating loss	(28.4)	(35.2)	6.8	(19.3%)
Interest and other expense, net	(5.9)	(5.4)	(0.5)	9.3%
Loss before provision for income taxes	(34.3)	(40.6)	6.3	(15.5%)
(Benefit)/Provision for income taxes	(11.2)	15.0	(26.2)	(174.7%)
Net loss	$(23.1)	$(55.6)	$32.5	(58.5%)

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percent Point Increase/ (Decrease)
	September
	2024	2023
Enterprise and Automotive product applications	57.3%	65.1%	(7.8%)
Core IoT product applications	23.1%	16.2%	6.9%
Mobile product applications	19.6%	18.7%	0.9%
Net revenue	100.0%	100.0%	0.0%
Gross margin	46.9%	45.1%	1.8%
Operating expenses:
Research and development	31.5%	36.4%	(4.9%)
Selling, general, and administrative	19.4%	17.8%	1.6%
Acquired intangibles amortization	1.5%	2.3%	(0.8%)
Restructuring costs	5.5%	3.4%	2.1%
Operating loss	(11.0%)	(14.8%)	3.8%
Interest and other expense, net	(2.3%)	(2.3%)	—%
Loss before provision for income taxes	(13.3%)	(17.1%)	3.8%
(Benefit)/Provision for income taxes	(4.3%)	6.3%	(10.6%)
Net loss	(9.0%)	(23.4%)	14.4%
Net Revenue
Net revenue was $257.7 million for the three months ended September 2024, compared with $237.7 million for the three months ended September 2023, an increase of $20.0 million, or 8.4%. Of this net revenue, $147.6 million, or 57.3%, was from Enterprise and Automotive product applications, $50.5 million, or 19.6%, was from Mobile product applications, and $59.6 million, or 23.1%, was from Core IoT product applications. Revenue increased in most of our product applications for the three months ended September 2024. Net revenue from Mobile product applications increased due to an increase in units sold (which increased 1.5%) and $10.5 million in revenue from a license of certain of our IP, or the IP license, partially offset by a decrease in average selling prices (which decreased 11.3%), as overall demand increased for our products in the mobile market. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 90.2%), partially offset by a decrease in average selling prices (which decreased 18.6%) due to our product sales mix compared to the same period a year ago. Net revenue from Enterprise and Automotive product applications decreased as a result of a decrease in units sold (which decreased 1.5%), partially offset by an increase in average selling prices (which increased 17.3%) due to our product sales mix compared to the same period a year ago and a decrease of $27.0 million in revenue from a license of certain of our IP.
Gross Margin
Gross margin as a percentage of net revenue was 46.9%, or $120.9 million, for the three months ended September 2024, compared with 45.1%, or $107.1 million, for the three months ended September 2023. The net 180 basis point increase in gross margin for the three months ended September 2024 was primarily due to favorable changes in product mix and lower costs related to excess obsolescence reserve charges and share-based compensation charges partially offset by a net decrease in revenue from our IP licenses.
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
Operating Expenses
Research and Development Expenses. Research and development expenses decreased $5.2 million to $81.3 million for the three months ended September 2024, compared with $86.5 million for the three months ended September 2023. The decrease in research and development expenses was primarily driven by a $4.9 million decrease in wages and related costs as a result of the restructuring action initiated during the first quarter of fiscal 2025.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.7 million to $50.0 million for the three months ended September 2024, compared with $42.3 million for the three months ended September 2023. The increase in selling, general, and administrative expenses was primarily driven by a $3.8 million increase in professional fees related to certain corporate projects and a $3.2 million unfavorable impact from exchange rates on foreign currencies.
Acquired Intangibles Amortization. Amortization of acquisition-related intangibles of $24.6 million for the three months ended September 2024 increased by $1.3 million, or 5.6%, compared to $23.3 million for the same period a year ago. The increase is primarily related to the amortization of certain intangible assets we received from Broadcom and placed into service during the fourth quarter of fiscal 2024.
Restructuring Costs. Restructuring costs primarily reflect employee severance costs related to the restructuring of operations and to improve efficiencies in our operational activities. These headcount-related costs included personnel in operations, research and development, and selling, general and administrative functions. See Note 16. Restructuring Activities in the notes to the consolidated financial statements for additional information on restructuring costs.
Non-Operating Income
Interest and Other Income. Interest income of $10.2 million for the three months ended September 2024 decreased by $0.7 million compared to $10.9 for the same period a year ago and is due to the slight decrease in interest rates on our cash and cash equivalents during the three months ended September 2024 compared to the same period a year ago.
Interest expense. Interest expense primarily includes interest on our debt and amortization of debt discount and issuance costs. Interest expense decreased by $0.2 million to $16.1 million for three months ended September 2024 as compared to $16.3 million for the same period a year ago. The decrease in interest expense is primarily driven by a slight decrease in interest rates on our $600 million incremental Term Loan Facility in the first quarter of fiscal 2025 compared to the same period a year ago.
(Benefit)/Provision for Income Taxes. We account for income taxes under the asset and liability method. The (benefit)/provision for income taxes recorded in interim periods is based on our estimate of the annual effective tax rate applied to year-to-date (loss)/income before (benefit)/provision for income taxes, adjusted for discrete items required to be recognized in the period in which they are incurred. In each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax (benefit)/provision for income taxes and our quarterly estimate of the annual effective tax rate can be subject to volatility due to several factors, including our ability to accurately forecast annual (loss)/income before (benefit)/provision for income taxes in each of the tax jurisdictions in which we operate.
The Organization for Economic Co-operation and Development (OECD) introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Switzerland, and Japan, have implemented certain aspects of Pillar Two, which become effective to our company in fiscal 2025. The OECD and the implementing countries are expected to keep refining their laws and issue more guidance. Based on the current legislation, Pillar Two did not affect our effective tax rate or cash flows for the first three months of fiscal 2025. We will continue to evaluate the potential impact of these tax law changes on future reporting periods.
See Note 14. Income Taxes in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on our (benefit)/provision for income taxes.
Liquidity and Capital Resources
Our cash and cash equivalents were $853.6 million and $876.9 million as of September 2024 and June 2024, respectively, representing a decrease of $23.3 million. The decrease in cash and cash equivalents during three months ended September 2024 was due to cash used in operating activities of $11.4 million, cash used in investing activities of $9.1 million and cash used in financing activities of $3.5 million.
We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of September 2024, $405.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Cash used by operating activities during the three months ended September 2024 was $11.4 million compared with cash provided by operating activities of $45.4 million during same period a year ago. For the three months ended September 2024, the primary operating activities were adjustments for non-cash charges of $47.5 million and a net change in operating assets and liabilities of $35.8 million. The net change in operating assets and liabilities was attributable to a decrease in income taxes payable primarily related to tax payments of approximately $31.2 million made to various tax jurisdictions, the payment of our annual bonus of approximately $11.5 million and payments of approximately $10.6 million related to the restructuring actions we initiated during the first quarter of fiscal 2025 and in the fourth quarter of fiscal 2024.
During the three months ended September 2024, our days sales outstanding was 47 days compared to 42 days at the same period a year ago. Our annual inventory turns was four compared to three during the same period a year ago.
Cash Flows from Investing Activities. Cash used by investing activities during the three months ended September 2024 and September 2023 was $9.1 million and $150.1 million, respectively. Net cash used in investing activities for the three months ended September 2024 consisted of $9.1 million for purchases of property and equipment.
Cash Flows from Financing Activities. Cash used by financing activities for the three months ended September 2024 and September 2023 was $3.5 million and $18.1 million, respectively. Net cash used by financing activities for the three months ended September 2024 consisted of $11.3 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by $7.7 million proceeds from issuance of shares primarily under the employee stock purchase plan.
Common Stock Repurchase Program. As of April 2023, our board had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through September 2024, we purchased, net of issuances for settlement of our convertible notes, 30,116,439 shares of our common stock in the open market for an aggregate cost of $878.0 million. During the nine months ended September 2024, we did not repurchase shares of our common stock. As of September 2024, the remaining available authorization under our common stock repurchase program was $893.9 million.
Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. For the three months ended September 2024, we did not pay any interest on the Senior Notes.
Bank Credit Facility. On March 16, 2023, we entered into the Second Amendment, and on July 28, 2023, we entered into the Third Amendment to our Credit Agreement, dated March 11, 2021. The Second Amendment replaces the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with SOFR-based interest rate. The Third Amendment provides that the consolidated interest coverage ratio financial covenant only applies if, as of the last day of any fiscal quarter, our aggregate cash and cash equivalents balance is less than $450.0 million. The Credit Agreement provides for a revolving credit facility in a principal amount of up to $250.0 million, which includes a $20.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. Under the terms of the Credit Agreement, we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $150.0 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of September 2024, there was no balance outstanding under the revolving credit facility.
Term Loan Facility. In December 2021, we entered into that certain First Amendment and Lender Joinder Agreement to the Credit Agreement, to, among other things, establish a new $600.0 incremental term loan facility, or the Term Loan Facility. The Term Loan Facility was advanced under the Credit Agreement to finance our DSPG acquisition. The Term Loan Facility matures on December 2, 2028. Principal on the Term Loan Facility is payable in equal quarterly installments on the last day of each March, June, September and December of each year, beginning December 31, 2001, at a rate of 1.00% per annum. For three months ended September 2024, we repaid $1.5 million of the principal outstanding on the Term Loan Facility.
See Note 12. Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on our outstanding debt obligations.
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
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of September 2024 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$1,241.1	$51.8	$130.1	$1059.2	$—
Leases	58.3	10.0	20.1	13.2	15.0
Purchase obligations and other commitments (2)	88.4	52.5	35.9	0.0	—
Total	$1,387.8	$114.3	$186.1	$1072.4	$15.0
(1)Represents the principal and interest payable through the maturity date of the underlying contractual obligation.
(2)Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $44.6 million. As of September 2024, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, as of September 28, 2024, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Interest Rate Risk on Debt
With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan Facility. See Note 12. Debt for further information.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates and the exposures that arise during the period. As an example, a hypothetical increase or decrease in the interest rate by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $1.5 million based on the outstanding balance of our Term Loan as of September 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer, as of September 28, 2024, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Chief Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion of our common stock under our stock repurchase program, which will expire at the end of July 2025. As of September 2024, the remaining amount authorized for the repurchase of our common stock was $893.9 million. During the three months ended September 2024, we did not repurchase any shares under our common stock repurchase program.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended September 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
______________________________________________________________________________________
* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: November 7, 2024	By:	/s/ Michael E. Hurlston
	Name:	Michael E. Hurlston
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)