Form 10-Q
period 2024-12-28
SYNAPTICS Inc
filed 2025-02-06
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of January 30, 2025, the Company had 39,186,593 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 28, 2024

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	December 2024	June 2024
ASSETS
Current Assets:
Cash and cash equivalents	$596.1	$876.9
Accounts receivable, net	146.5	142.4
Inventories, net	119.5	114.0
Prepaid expenses and other current assets	28.4	29.0
Total current assets	890.5	1,162.3
Property and equipment, net	75.3	75.5
Goodwill	819.9	816.4
Acquired intangibles, net	242.0	288.4
Deferred tax asset	368.5	345.6
Other non-current assets	131.3	136.8
Total assets	$2,527.5	$2,825.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84.0	$87.5
Accrued compensation	31.2	27.4
Other accrued liabilities	114.6	156.3
Current portion of long-term debt	—	6.0
Total current liabilities	229.8	277.2
Long-term debt	832.5	966.9
Other long-term liabilities	89.1	114.1
Total liabilities	1,151.4	1,358.2
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 70,281,300 and 69,683,991 shares issued, 39,177,742 and 39,567,552 shares outstanding, at December 2024 and June 2024, respectively	0.1	0.1
Additional paid-in capital	1,112.3	1,107.0
Treasury stock: 31,103,558 and 30,116,439 common shares at December 2024 and June 2024, at cost	(952.7)	(878.0)
Retained earnings	1,216.4	1,237.7
Total stockholders' equity	1,376.1	1,466.8
Total liabilities and stockholders' equity	$2,527.5	$2,825.0
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Net revenue	$267.2	$237.0	$524.9	$474.7
Cost of revenue	145.0	128.0	281.8	258.6
Gross margin	122.2	109.0	243.1	216.1
Operating expenses:
Research and development	83.3	82.0	164.6	168.5
Selling, general, and administrative	49.5	39.7	99.5	82.0
Acquired intangibles amortization	3.8	3.9	7.6	9.4
Restructuring costs	0.8	1.3	15.0	9.3
Total operating expenses	137.4	126.9	286.7	269.2
Operating loss	(15.2)	(17.9)	(43.6)	(53.1)
Interest and other expense, net	(4.3)	(6.1)	(10.2)	(11.5)
Loss on early extinguishment of debt	(6.5)	—	(6.5)	—
Loss before benefit from income taxes	(26.0)	(24.0)	(60.3)	(64.6)
Benefit from income taxes	(27.8)	(15.0)	(39.0)	—
Net income (loss)	$1.8	$(9.0)	$(21.3)	$(64.6)
Net income (loss) per share:
Basic	$0.05	$(0.23)	$(0.54)	$(1.66)
Diluted	$0.05	$(0.23)	$(0.54)	$(1.66)
Shares used in computing net income (loss):
Basic	39.7	39.2	39.7	38.9
Diluted	39.8	39.2	39.7	38.9
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Net income (loss)	$1.8	$(9.0)	$(21.3)	$(64.6)
Unrealized income on available-for-sale-securities	—	0.1	—	0.2
Comprehensive income (loss)	$1.8	$(8.9)	$(21.3)	$(64.4)
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2024	69,683,991	$0.1	$1,107.0	$(878.0)	$1,237.7	$1,466.8
Net loss	—	—	—	—	(23.1)	(23.1)
Issuance of common stock for share-based award compensation plans	481,580	—	7.7	—	—	7.7
Payroll taxes related to net share settlement of share-based awards	—	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	27.2	—	—	27.2
Balance at September 2024	70,165,571	0.1	1,130.6	(878.0)	1,214.6	1,467.3
Net income	—	—	—	—	1.8	1.8
Issuance of common stock for share-based award compensation plans	115,729	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(3.0)	—	—	(3.0)
Common stock repurchased, inclusive of excise taxes	—	—	—	(74.7)	—	(74.7)
Purchase of capped calls related to the convertible senior notes	—	—	(49.9)	—	—	(49.9)
Share-based compensation	—	—	34.6	—	—	34.6
Balance at December 2024	70,281,300	$0.1	$1,112.3	$(952.7)	$1,216.4	$1,376.1
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
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December
	2024	2023
Cash flows from operating activities
Net loss	$(21.3)	$(64.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation costs	61.8	62.4
Depreciation and amortization	14.6	14.0
Acquired intangibles amortization	49.2	41.6
Deferred taxes	(41.2)	(7.2)
Other	12.9	17.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3.9)	38.1
Inventories, net	(4.0)	(1.3)
Prepaid expenses and other current assets	0.7	(10.5)
Other assets	5.1	3.9
Accounts payable	(4.9)	35.7
Accrued compensation	3.7	(23.4)
Income taxes payable	(46.2)	(16.8)
Other accrued liabilities	(15.1)	(4.8)
Net cash provided by operating activities	11.4	84.6
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(0.8)	—
Proceeds from maturity of investments	—	23.9
Purchases of short-term investments	—	(16.6)
Purchases of property and equipment	(13.8)	(17.1)
Purchase of intangible assets	—	(13.5)
Advance payment on intangible assets	—	(116.5)
Net cash used in investing activities	(14.6)	(139.8)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	439.5	—
Payment of debt issuance costs on convertible senior notes and revolving credit facility	(4.4)	—
Payments for capped call transactions related to the convertible senior notes	(49.9)	—
Repurchases of common stock, excluding excise taxes	(74.5)	—
Proceeds from issuance of shares	7.7	8.5
Payroll taxes related to net share settlement of share-based awards	(14.3)	(29.6)
Repayment of debt	(583.5)	(4.5)
Other	1.2	1.7
Net cash used in financing activities	(278.2)	(23.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.5
Net decrease in cash and cash equivalents	(280.8)	(78.6)
Cash and cash equivalents, beginning of period	876.9	924.7
Cash and cash equivalents, end of period	$596.1	$846.1
Supplemental disclosure of non-cash transactions
Deferred payment of purchase consideration	$3.2	$—
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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2025 is a 52-week period ending June 28, 2025, and our fiscal 2024 was a 53-week period ending on June 29, 2024. The fiscal periods presented in this report are 13-week periods and 26-week periods for the three and six months ended December 28, 2024 and December 30, 2023, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
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
Convertible Senior Notes
We account for our convertible senior notes with embedded conversion features in accordance with Accounting Standards Update ("ASU") 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which removes from GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The convertible senior notes (the "2031 Notes") were not issued at a substantial premium, and we analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the 2031 Notes are accounted for entirely as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met and holders are expected to convert within one year as described further in Note 12, we may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized to interest expense using the effective interest rate method. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.
Accounting Pronouncements Recently Issued
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 2025 and our interim periods within the fiscal year ending June 2026. We are currently assessing the impact of this guidance on our disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Disaggregation of Income Statement Expenses.” This guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This amendment is effective for our fiscal year ending June 2028 and our interim periods within the fiscal year ending June 2029. We are currently assessing the impact of this guidance on our disclosures.
In November 2024, the FASB, issued ASU 2024-04, "Debt - Debt with Conversions and Other Options." This guidance is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This amendment is effective for our fiscal year ending June 2027. We are currently evaluating the potential impact of this guidance on our disclosures.
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
Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of December 2024 and June 2024, contract assets recorded on our condensed consolidated balance sheets were $1.2 million. Contract assets are presented as part of prepaid expenses and other current assets.
Contract liabilities and refund liabilities were $8.8 million and $45.0 million, respectively, as of December 2024, and $14.7 million and $43.5 million, respectively, as of June 2024. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10. Balance Sheet Components. During the three months ended December 2024 and December 2023, we recognized $0.9 million and $0.5 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal quarter. During the six months ended December 2024 and December 2023, we recognized $13.5 million and $2.9 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal quarter.
Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Net Income (Loss) Per Share
The computation of basic and diluted net income (loss) per share was as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1.8	$(9.0)	$(21.3)	$(64.6)
Denominator:
Shares, basic	39.7	39.2	39.7	38.9
Effect of dilutive share-based awards	0.1	—	—	—
Shares, diluted	39.8	39.2	39.7	38.9
Net income (loss) per share:
Basic	$0.05	$(0.23)	$(0.54)	$(1.66)
Diluted	$0.05	$(0.23)	$(0.54)	$(1.66)
Our basic net income (loss) per share amounts for each period presented have been computed using the weighted average number of shares of common stock, $0.001 par value, or the common stock, outstanding over the period measured. Our diluted net income (loss) per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the "treasury stock" method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs. Upon any conversion of our convertible notes, we will be required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net loss per share.
4. Prepayment of Intangible Assets
During the first quarter of fiscal 2024, we paid an aggregate consideration of $130.0 million to Avago Technologies, or Broadcom, to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020. As of December 2024, we have obtained control of three of the four technology products and the three-year extension period to exclusively license previously acquired developed technology intangible assets. The fair value of the remaining technology product of $42.5 million for which we have not yet obtained control is an advance payment on intangible assets and is presented within other long-term assets in our consolidated balance sheets.
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	December	June
	2024	2024
Raw materials and work-in-progress	$66.4	$69.5
Finished goods	53.1	44.5
Inventories	$119.5	$114.0
Inventories are recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis. We record a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of such a write-down is to establish a new cost basis in the related inventory, which we do not subsequently write up. We also

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
6. Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents by category at December 2024 and June 2024 (in millions):

	December 2024			June 2024
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$518.1	$—	$518.1	$238.4	$—	$238.4
Cash equivalents:
Money market funds	66.9	—	66.9	600.4	—	600.4
Certificates of deposit	11.1	—	11.1	38.1	—	38.1
Total cash and cash equivalents	$596.1	$—	$596.1	$876.9	$—	$876.9
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At December 2024 and June 2024, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	December 2024			June 2024
	Level 1	Level 2	Total (1)	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$66.9	$—	$66.9	$600.4	$—	$600.4
Certificates of deposit	—	11.1	11.1	—	38.1	38.1
Total assets	$66.9	$11.1	$78.0	$600.4	$38.1	$638.5
(1)Excludes $518.1 million and $238.4 million in cash held in our bank accounts as of December 2024 and June 2024, respectively. We did not have any financial assets requiring Level 3 measurement in the periods presented.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the Senior Notes, Term Loan Facility and the Convertible Senior Notes, or collectively the Notes, as defined in Note 12. Debt. The estimated fair value of the Notes was determined based on the trading prices of the Notes as of the last day of trading for the periods presented. We use Level 2 measurement criteria to determine the fair value of our Notes as they are not actively traded in markets.
The carrying amounts and estimated fair values of the Notes are as follows for the periods presented (in millions):

	December 2024		June 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$396.7	$363.5	$396.3	$359.6
Term Loan Facility due 2028	—	—	576.6	577.0
Convertible Senior Notes due 2031	435.8	445.3	—	—
	$832.5	$808.8	$972.9	$936.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Goodwill and Acquired Intangibles, Net
Goodwill
The following table represents the change in our goodwill balance for the six and twelve month periods ended December 2024 and June 2024, respectively (in millions):

	December	June
	2024	2024
Beginning balance	$816.4	$816.4
Acquisition activity	3.5	—
Ending balance	$819.9	$816.4
Acquired Intangibles, Net
The following table summarizes the net carrying amounts excluding fully amortized intangible assets (in millions, except for weighted-average life in years):

		December 2024			June 2024
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(187.0)	$44.9	$231.9	$(175.5)	$56.4
Customer relationships	4.1	159.2	(141.6)	17.6	158.2	(134.1)	24.1
Wireless connectivity technology	5.5	247.4	(113.1)	134.3	245.5	(90.1)	155.4
Video interface technology	3.4	133.0	(91.6)	41.4	133.0	(85.2)	47.8
Other	5.1	26.1	(22.3)	3.8	26.1	(21.4)	4.7
Total intangible assets	4.9	$797.6	$(555.6)	$242.0	$794.7	$(506.3)	$288.4
Certain intangible assets from June 2024 have been reclassified to conform to the current period presentation and are presented in the Other line item in the table above.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Cost of revenue	$20.8	$14.4	$41.6	$32.2
Acquired intangibles amortization	3.8	3.9	7.6	9.4
Total amortization of intangibles	$24.6	$18.3	$49.2	$41.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of December 2024 (in millions):

Fiscal Year
Remainder of 2025	$49.3
2026	85.6
2027	50.5
2028	34.3
2029	15.9
Thereafter	6.4
Future amortization	$242.0
9. Leases
Our leases primarily include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options at our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the three months ended December 2024 and December 2023, we recorded operating lease expense of approximately $3.2 million and $2.9 million, respectively. For the six months ended December 2024 and December 2023, we recorded operating lease expense of approximately $6.4 million and $5.7 million, respectively. Our short-term leases are immaterial and we do not have finance leases.
As of December 2024 and June 2024, the components of leases are as follows (in millions):

	December	June
	2024	2024
Operating lease right-of-use assets	$45.8	$46.8
Operating lease liabilities	$11.3	$11.5
Operating lease liabilities, long-term	37.1	37.9
Total operating lease liabilities	$48.4	$49.4
Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Six Months Ended
	December
	2024	2023
Cash paid for operating leases included in operating cash flows	$6.8	$5.1
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$4.7	$1.5
As of December 2024, the weighted average remaining lease term is 6.15 years, and the weighted average discount rate is 5.37%.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Fiscal Year	Operating Lease Payments
Remainder of 2025	$7.5
2026	11.6
2027	8.8
2028	7.1
2029	6.3
Thereafter	15.2
Total future minimum operating lease payments	56.5
Less: interest	(8.1)
Total lease liabilities	$48.4
10. Balance Sheet Components
Accounts receivable, net, consisted of the following (in millions):

	December	June
	2024	2024
Accounts receivable	$150.7	$146.6
Less: Allowance for credit losses	(4.2)	(4.2)
Accounts receivable, net	$146.5	$142.4
Other non-current assets consisted of the following (in millions):

	December	June
	2024	2024
Prepayment of intangible assets	$42.5	$42.5
Right-of-use assets	45.8	46.8
Other	43.0	47.5
Other non-current assets	$131.3	$136.8
Other accrued liabilities consisted of the following (in millions):

	December	June
	2024	2024
Customer obligations	$53.8	$58.2
Inventory obligations	7.4	5.6
Operating lease liabilities	11.3	11.5
Income taxes payable	—	42.2
Other	42.1	38.8
Other accrued liabilities	$114.6	$156.3

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other long-term liabilities consisted of the following (in millions):

	December	June
	2024	2024
Operating lease liabilities	$37.1	$37.9
Deferred tax liabilities	10.0	27.9
Income taxes payable	24.3	27.8
Other	17.7	20.5
Other long-term liabilities	$89.1	$114.1
11. Indemnifications and Contingencies
Indemnifications
We have entered into indemnification agreements with our officers and directors. In addition, in connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights by us. Maximum potential future payments under these agreements cannot be estimated because these agreements generally do not have a maximum stated liability. Historical costs related to these indemnification provisions have not been significant. However, we will accrue for any losses related to these indemnification agreements when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss. During the six months ended December 2024, we recorded an estimated liability of $2.2 million related to our proportionate share of an indemnity obligation to defend a counterparty against a third party claim alleging infringement of certain intellectual property rights.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Revolving Credit Facility
On November 21, 2024, we entered into a Fourth Amendment and Lender Joinder Agreement, or the Fourth Amendment, to our existing Second Amended and Restated Credit Agreement, as amended, or the Credit Agreement, with the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, or the Administrative Agent, dated as of March 11, 2021.
The Fourth Amendment extends the maturity date to be the earlier of (i) November 21, 2029 and (ii) ninety one (91) days prior to any maturity of the Senior Notes. Clause (ii) will not apply if we have Liquidity (as defined in the Fourth Amendment) in an amount of at least $100.0 million in excess of the amount that would be required to be paid on such date. The Fourth Amendment is arranged by a syndicate of financial institutions and, among other things, increases the revolving commitments from $250.0 million to $350.0 million. Additionally, the Fourth Amendment includes a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. Under the terms of the Fourth Amendment we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $170.0 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 2024, there was no balance outstanding under the revolving credit facility.
Debt issuance costs relating to the revolving credit facility of $2.0 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months. The amortization of debt issuance costs on the revolving credit facility was $0.1 million and $0.2 million for the three and six months ended December 2024 and December 2023, respectively.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our obligations under the Credit Agreement are guaranteed by the material domestic subsidiaries of the Company, subject to certain exceptions, who collectively with the Company are referred to as the Credit Parties. The obligations of the Credit Parties under the Amended Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of the existing and future personal property of the Credit Parties, including, without limitation, 65% of the voting capital stock and 100% of the non-voting capital stock of certain of the Credit Parties’ direct foreign subsidiaries, subject to certain exceptions.
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
Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio, or net leverage ratio, the consolidated net interest coverage ratio, or net interest coverage ratio. The net leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current net leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.75 to 1.00, and thereafter 3.75 to 1.0. The net interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement net of total cash interest income. The current net interest coverage ratio shall not be less than 2.75 to 1.0, provided that such net interest coverage ratio shall be 3.0 to 1.0 starting with the last day of the first fiscal quarter ending after the 18 month anniversary of the Fourth Amendment Effective Date, or May 21, 2026, and thereafter. As of December 2024, we remain in compliance with the restrictive covenants.
Convertible Senior Notes due 2031
On November 19, 2024 and November 26, 2024, we issued and sold $400.0 million and $50.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2031, or the 2031 Notes, in a private placement. The 2031 Notes were issued pursuant to an indenture, dated November 19, 2024, by and among us, and U.S. Bank Trust Company, National Association, as trustee, or the 2031 Indenture. The 2031 Notes are unsecured, bear interest at a fixed rate of 0.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025 and mature on December 1, 2031, unless earlier converted, redeemed or repurchased by us.
The net proceeds from the 2031 Notes were approximately $435.6 million after deducting the debt issuance costs and our estimated offering expenses. We used approximately (i) $67.0 million to repurchase shares of our common stock with which we repurchased 890,484 shares at $75.24 a share, the stock price on November 14, 2024, the date of the offering memorandum, and (ii) $49.9 million to pay the cost of the capped call transactions (as described below). Additionally, the remainder of the net proceeds, together with our cash on hand, were used to repay the outstanding balance of our Term Loan Facility.
The initial conversion rate of the 2031 Notes is 10.0308 shares of our common stock per $1,000 principal amount of 2031 Notes (which is equivalent to an initial conversion price of approximately $99.69 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2031 Indenture. In addition, upon the occurrence of a Make-Whole Fundamental Change (as defined in the 2031 Indenture) or if we deliver a Redemption Notice (as defined in the 2031 Indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock as described in the 2031 Indenture for a holder who elects to convert its 2031 Notes in connection with such Make-Whole Fundamental Change or to convert its 2031 Notes called (or deemed called as provided in the 2031 Indenture) for redemption in connection with such Redemption Notice, as the case may be.
At any time from, and including, September 2, 2031, the 2031 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any calendar quarter commencing after the first calendar quarter ending on March 31, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days after any ten consecutive trading day period (such ten consecutive trading day period, the "measurement period") in which

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the Trading Price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if we call such 2031 Notes for redemption; or (4) upon the occurrence of specified corporate events or distributions on our common stock, (as defined in the 2031 Indenture). As of December 28, 2024, none of the conditions allowing holders of the 2031 Notes to convert had been met. On or after September 2, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or a portion of their 2031 Notes, regardless of the foregoing conditions. Upon conversion, the 2031 Notes will be settled in cash, shares of the our common stock based on the conversion rate (as defined in the 2031 Indenture) or any combination thereof, at our election.

The 2031 Notes are redeemable, at our option at any time, and from time to time, on or after December 6, 2028. We may redeem for cash all or any portion of the 2031 Notes (subject to the limitation described below), at our option, on or after December 6, 2028 and on or before the 40th scheduled trading day immediately before December 1, 2031 at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the notes are Freely Tradable (as defined in 2031 Indenture) as of the date we send the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full as of the most recent interest payment date occurring on or before the date we send such notice; and (ii) the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send such redemption notice; and (2) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send, and after giving effect to, the related redemption notice. In addition, calling any note for redemption will constitute a Make-Whole Fundamental Change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. No sinking fund is provided for the 2031 Notes.

The 2031 Notes will be our senior, unsecured obligations and will be (i) equal in right of payment with our existing and future senior unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated 2031 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities.

Upon the occurrence of a Fundamental Change (as defined in the 2031 Indenture) prior to the maturity date of the 2031 Notes, holders of the 2031 Notes may require us to repurchase their notes for a cash repurchase price equal to the principal amount of the 2031 Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the 2031 Indenture).
2031 Capped Calls
In connection with the issuance of the 2031 Notes, we entered into privately negotiated capped call transactions, or, each, a 2031 Capped Call, and, collectively, the 2031 Capped Calls, with certain financial institutions. The 2031 Capped Calls have an initial strike price of $99.69, subject to certain adjustments, which corresponds to the initial conversion price of the 2031 convertible senior notes. The 2031 Capped Calls have an initial cap price of $150.48 per share, subject to certain adjustments. The 2031 Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2031 convertible senior notes, with such offset subject to a cap based on the cap price. Each 2031 Capped Call covers, subject to anti-dilution adjustments, approximately 4.5 million shares of the Company’s common stock. The 2031 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, each 2031 Capped Call is subject to certain specified additional disruption events that may give rise to a termination of the 2031 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, each 2031 Capped Call is treated as a separate transaction from, and not part of, the terms of the 2031 convertible senior notes. As these transactions meet certain accounting criteria, the 2031 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The 2031 Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
We used a portion of the net proceeds from the 2031 Notes, together with our cash on hand, to repay the outstanding balance under our Term Loan Facility. On November 19, 2024, we paid a total of $583.4 million, which consisted of (i) the remaining outstanding principal balance of $582.0 million and (ii) accrued and unpaid interest of $1.4 million. The repayment of the Term Loan Facility was accounted for as a debt extinguishment. The consideration used to extinguish the Term Loan Facility and the carrying value of the Term Loan Facility (including unamortized debt issuance costs) resulted in a loss on early extinguishment of debt of $6.5 million included in loss on early extinguishment of debt within our condensed consolidated statements of operations.
The net carrying amounts of our debt agreements are as follows (in millions):

	December 2024				June 2024
	Senior Notes	Term Loan Facility	2031 Notes	Total	Senior Notes	Term Loan Facility	Total
Principal balance	$400.0	$—	$450.0	$850.0	$400.0	$583.5	$983.5
Unamortized issuance costs	(3.3)	—	(14.2)	(17.5)	(3.7)	(6.9)	(10.6)
Net carrying amount	$396.7	$—	$435.8	$832.5	$396.3	$576.6	$972.9
Interest expense related to the debt agreements for the three months ended December 2024 and December 2023 was as follows (in millions):

	Three Months Ended
	December 2024				December 2023
	Senior Notes	Term Loan Facility	2031 Notes	Total	Senior Notes	Term Loan Facility	Total
Interest expense	$4.0	$7.5	$0.4	$11.9	$4.0	$11.6	$15.6
Amortization of debt issuance costs	0.2	—	0.2	0.4	0.2	0.4	0.6
Total interest expense	$4.2	$7.5	$0.6	$12.3	$4.2	$12.0	$16.2
Interest expense related to the debt agreements for the six months ended December 2024 and December 2023 was as follows (in millions):

	Six Months Ended
	December 2024				December 2023
	Senior Notes	Term Loan Facility	2031 Notes	Total	Senior Notes	Term Loan Facility	Total
Interest expense	$8.0	$19.0	$0.4	$27.4	$8.0	$23.1	$31.1
Amortization of debt issuance costs	0.3	0.4	0.2	0.9	0.3	0.8	1.1
Total interest expense	$8.3	$19.4	$0.6	$28.3	$8.3	$23.9	$32.2
The amortization of debt issuance costs on the Term Loan Facility during the three and six months ended December 2024 excludes the loss on early extinguishment of debt of $6.5 million.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Cost of revenue	$0.3	$1.1	$(2.4)	$2.2
Research and development	15.6	15.5	30.1	30.7
Selling, general, and administrative	18.7	12.6	34.1	29.5
Total	$34.6	$29.2	$61.8	$62.4
Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Share-Based Compensation Plan Activity
Restricted Stock Units
RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	1,620,006
Granted	1,232,614
Vested	(591,110)
Forfeited	(163,170)
Balance as of December 2024	2,098,340	$162.1
The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2024, of $77.23.
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $161.2 million as of December 2024, which will be recognized over a weighted average period of approximately 2.18 years.
Market Stock Units
An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.
MSU activity was as follows:

	MSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	200,513
Granted	120,765
Delivered	(55,603)
Forfeited	(37,473)
Balance as of December 2024	228,202	$17.6
The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2024, of $77.23.
We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $22.4 million as of December 2024, which will be recognized over a weighted average period of approximately 1.54 years.
Performance Stock Units
A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
PSU activity was as follows:

	PSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	265,362
Granted	205,025
Delivered	(15,868)
Forfeited	(114,127)
Balance as of December 2024	340,392	$26.3
The aggregate intrinsic value was determined using the closing price of our common stock on December 27, 2024, of $77.23.
We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met, or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $23.3 million as of December 2024, which will be recognized over a weighted average period of approximately 1.14 years.
Employee Stock Purchase Plan
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the six months ended December 2024, were as follows (in millions, except for shares purchased and weighted average price):

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

The benefit from income taxes of $27.8 million and $39.0 million for the three and six months ended December 2024, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months and six months ended December 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to two one-time events: 1) a $14.1 million deferred tax benefit driven by a “check-the-box election” for our Israel subsidiary to be treated as a U.S. disregarded entity for federal income tax purpose, and 2) an $8.9 million tax benefit associated with our fiscal 2018 federal one-time deemed repatriation liability under the U.S. Tax Cuts and Jobs Act, or TCJA, resulting from a recent U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner. The U.S. Tax Court held that a fiscal year taxpayer was entitled to claim a dividend received deduction, or DRD, on certain dividends deemed received during its gap period. The divergence also reflects foreign income taxed at lower rates. These benefits were partially offset by non-deductible officer compensation and non-deductible share-based compensation.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The effective tax rate for the three and six months ended December 2023 diverged from the combined U.S. federal and state statutory tax rate primarily due to tax benefits from the impact of foreign tax credit temporary relief provided by U.S. Treasury Notice 2023-55 and Notice 2023-80 issued in July 2023 and December 2023, respectively, which delayed the effective date of the U.S. final foreign tax credit regulations published in January 2022. It was partially offset by the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, foreign income taxed at higher rates, and non-deductible officer compensation.
The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $2.1 million during the six months ended December 2024, to $44.4 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of December 2024 were $3.7 million; this balance increased by $0.1 million compared to June 2024. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
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

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Enterprise and Automotive product applications	$159.1	$136.6	$306.7	$291.4
Core IoT product applications	61.1	37.5	120.7	76.0
Mobile product applications	47.0	62.9	97.5	107.3
	$267.2	$237.0	$524.9	$474.7

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Net revenue within geographic areas based on our customers’ locations for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
China/Hong Kong	$112.2	$105.5	$240.0	$212.3
Taiwan	77.4	49.6	141.5	86.4
Japan	43.6	57.0	81.8	109.6
Other	12.5	7.9	23.1	22.0
South Korea	18.8	15.1	34.0	26.7
United States	2.7	1.9	4.5	17.7
	$267.2	$237.0	$524.9	$474.7
Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	December		December
	2024	2023	2024	2023
Customer A	15%	10%	14%	*
Customer B	11%	13%	12%	15%
____________________
* Less than 10%
We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	December	June
	2024	2024
Customer A	16%	12%
Customer B	17%	12%
Customer C	*	18%
____________________
* Less than 10%
16. Restructuring Activities
In the first quarter of fiscal 2025, we initiated restructuring actions primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. As a result of this restructuring, we expect to incur approximately $16.0 million in restructuring charges and expect to complete the restructuring by the end of fiscal 2025. For the three and six months ended December 2024, the restructuring costs related to this action were $0.8 million and $14.5 million, respectively, and are recorded in the restructuring costs line item within our condensed consolidated statements of operations.
In the fourth quarter of fiscal 2024, we initiated restructuring actions to further improve efficiencies in our operational activities, decrease costs and increase profitability. We completed this restructuring action in the first quarter of fiscal 2025 and incurred restructuring charges of $0.5 million. These costs were recorded under the restructuring costs line item in our condensed consolidated statements of operations.

The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Three Months Ended	Six Months Ended
	December 2024
Balance, beginning of period	$5.0	$1.4
Charges	0.8	15.0
Payments	(2.8)	(13.4)
Balance, end of period	$3.0	$3.0
During the three and six months ended December 2024, the restructuring and related charges of $0.8 million and $15.0 million, respectively, were primarily attributable to severance and employee-related benefits.
17. Subsequent Event
On January 19, 2025, we entered into an Asset Purchase Agreement with Broadcom Inc., or Broadcom, to acquire certain assets and assume certain liabilities related to an Android customer, or the Acquired Customer Business, and obtain non-exclusive licenses relating to certain of Broadcom’s Wi-Fi, Bluetooth and GPS/GNSS products and technology for the IoT and AndroidTM ecosystem for aggregate consideration of $198.0 million, which closed on January 30, 2025, or the Closing Date. We also entered into an amendment to the Existing Product License Agreement with Broadcom and an amendment to the existing Derivative and Roadmap Products Agreement, pursuant to which Broadcom will provide (i) certain non-exclusive licenses to us for the right to manufacture and sell products relating to the IoT and AndroidTM ecosystem, (ii) development services for certain roadmap products, (iii) an agreement not to grant any third party the right to manufacture and sell the newly licensed products for the Acquired Customer Business for 42 months following the Closing Date, and (iv) an agreement not to grant any third party the right to manufacture and sell a certain roadmap product for the IoT and AndroidTM ecosystem for one year after production readiness. Additionally, we have entered into a Transition Services Agreement with Broadcom, under which both parties will provide one another with certain transition services following the Closing Date.
On January 28, 2025, Michael Hurlston notified the Company of his resignation from his position as President and Chief Executive Officer and from the board of directors (the “Board”) of the Company, effective February 3, 2025, to pursue another opportunity. His resignation was not the result of any dispute or disagreement with the Company or the Board.
On January 28, 2025, the Board appointed Ken Rizvi, the Company’s Chief Financial Officer, as the interim Chief Executive Officer and principal executive officer, and Nelson Chan, the Chairman of the Board, as the interim Executive Chairman, each effective February 3, 2025. Mr. Rizvi will continue to serve as Chief Financial Officer while he is the interim Chief Executive Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: our dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; our ability to execute on our cost reduction initiatives and to achieve expected synergies and expense reductions; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; the risk that our indemnification obligations for third party claims could result in substantial costs; uncertainty surrounding macroeconomic factors in the United States, or the U.S., and globally, impacting the supply chain environment, inflationary pressure, workforce reductions, regional instabilities and hostilities (including the Israel-Hamas war) and the other risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.
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
Interest and other expense, net, primarily reflects interest expense and amortization of debt issuance costs on our 2031 Notes, Senior Notes and the Term Loan Facility and loss on early extinguishment of debt. See Note 12. Debt for additional information. The interest and other expense, net, is partially offset by interest income earned on our cash and cash equivalents.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended December 2024, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Trends and Uncertainties
Current Economic Conditions
As a majority of our sales and manufacturing occurs outside of the U.S., we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. In recent years, there has been uncertainty surrounding macroeconomic factors in the U.S., and globally, characterized by the supply chain environment, inflationary pressure, higher interest rates, workforce reductions as well as geopolitical developments, including regional conflicts and trade tariff developments. While certain conditions have been improving during fiscal 2025, including deceleration of inflation and lowering of interest rates in certain geographies, there continues to be uncertainty regarding overall macroeconomic conditions and increased geopolitical tensions. Although we have seen improvements in revenues in the first half of fiscal 2025 compared to the same periods a year ago, our operational and financial performance may be adversely impacted if these global conditions continue to remain unstable. In addition, although we currently do not believe inflation in the costs of goods will have a material impact on our results of operations, it is possible that elevated inflation could increase our cost of goods sold and/or operating expenses and reduce our gross profit and net income.
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
Results of Operations
Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended December				Six Months Ended December
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Enterprise and Automotive product applications	$159.1	$136.6	$22.5	16.5%	$306.7	$291.4	$15.3	5.3%
Core IoT product applications	61.1	37.5	23.6	62.9%	120.7	76.0	44.7	58.8%
Mobile product applications	47.0	62.9	(15.9)	(25.3%)	97.5	107.3	(9.8)	(9.1)%
Net revenue	267.2	237.0	30.2	12.7%	524.9	474.7	50.2	10.6%
Gross margin	122.2	109.0	13.2	12.1%	243.1	216.1	27.0	12.5%
Operating expenses:
Research and development	83.3	82.0	1.3	1.6%	164.6	168.5	(3.9)	(2.3)%
Selling, general, and administrative	49.5	39.7	9.8	24.7%	99.5	82.0	17.5	21.3%
Acquired intangibles amortization	3.8	3.9	(0.1)	(2.6%)	7.6	9.4	(1.8)	(19.1)%
Restructuring costs	0.8	1.3	(0.5)	(38.5%)	15.0	9.3	5.7	61.3%
Operating loss	(15.2)	(17.9)	2.7	(15.1%)	(43.6)	(53.1)	9.5	(17.9)%
Interest and other expense, net	(4.3)	(6.1)	1.8	(29.5%)	(10.2)	(11.5)	1.3	(11.3)%
Loss on early extinguishment of debt	(6.5)	—	(6.5)	100.0%	(6.5)	—	(6.5)	100.0%
Loss before benefit from income taxes	(26.0)	(24.0)	(2.0)	8.3%	(60.3)	(64.6)	4.3	(6.7)%
Benefit from income taxes	(27.8)	(15.0)	(12.8)	85.3%	(39.0)	—	(39.0)	100.0%
Net income (loss)	$1.8	$(9.0)	$10.8	(120.0%)	$(21.3)	$(64.6)	$43.3	(67.0)%

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percent Point Increase/ (Decrease)	Six Months Ended		Percent Point Increase/ (Decrease)
	December			December
	2024	2023		2024	2023
Enterprise and Automotive product applications	59.5%	57.6%	1.9%	58.4%	61.4%	(3.0)%
Core IoT product applications	22.9%	15.8%	7.1%	23.0%	16.0%	7.0%
Mobile product applications	17.6%	26.6%	(9.0%)	18.6%	22.6%	(4.0%)
Net revenue	100.0%	100.0%	0.0%	100.0%	100.0%	—%
Gross margin	45.7%	46.0%	(0.3%)	46.3%	45.5%	0.8%
Operating expenses:
Research and development	31.2%	34.6%	(3.4%)	31.4%	35.5%	(4.1)%
Selling, general, and administrative	18.5%	16.8%	1.7%	19.0%	17.3%	1.7%
Acquired intangibles amortization	1.4%	1.6%	(0.2%)	1.4%	2.0%	(0.6)%
Restructuring costs	0.3%	0.5%	(0.2%)	2.9%	2.0%	0.9%
Operating loss	(5.7%)	(7.5%)	1.8%	(8.4)%	(11.3)%	2.9%
Interest and other expense, net	(1.6%)	(2.6%)	1.0%	(1.9%)	(2.4%)	0.5%
Loss on early extinguishment of debt	(2.4%)	—%	(2.4%)	(1.2)%	—%	(1.2)%
Loss before benefit from income taxes	(9.7%)	(10.1%)	0.4%	(11.5)%	(13.7)%	2.2%
Benefit from income taxes	(10.4%)	(6.3%)	(4.1%)	(7.4%)	0.0%	(7.4%)
Net income (loss)	0.7%	(3.8%)	4.5%	(4.1)%	(13.7)%	9.6%
Net Revenue
Net revenue was $267.2 million for the three months ended December 2024, compared with $237.0 million for the three months ended December 2023, an increase of $30.2 million, or 12.7%. Of this net revenue, $159.1 million, or 59.5%, was from Enterprise and Automotive product applications, $47.0 million, or 17.6%, was from Mobile product applications, and $61.1 million, or 22.9%, was from Core IoT product applications. Revenue increased in most of our product applications for the three months ended December 2024. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 20.5%), as well as an increase in average selling prices (which increased 35.2%) due to our product sales mix compared to the same period a year ago. Net revenue from Enterprise and Automotive product applications increased as a result of an increase in units sold (which increased 22.7%), partially offset by a decrease in average selling prices (which decreased 2.9%) due to our product sales mix and a decrease in revenue of $3.0 million from the licensing of certain of our IP compared to the same period a year ago. Net revenue from Mobile product applications decreased due to a decrease in units sold (which decreased 12.3%), a decrease in average selling prices (which decreased 5.8%), as overall demand decreased for our products in the mobile market, and a decrease in revenue of $6.0 million from the licensing of certain of our IP compared to the same period a year ago.
Net revenue was $524.9 million for the six months ended December 2024, compared with $474.7 million for the six months ended December 2023, an increase of $50.2 million, or 10.6%. Of this net revenue, $306.7 million, or 58.4%, was from Enterprise and Automotive product applications, $97.5 million, or 18.6%, was from Mobile product applications, and $120.7 million, or 23.0%, was from Core IoT product applications. Revenue increased in most of our product applications for the six months ended December 2024. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 47.8%), as well as a increase in average selling prices (which increased 7.4%) due to our product sales mix compared to the same period a year ago. Net revenue from Enterprise and Automotive product applications increased as a result of a increase in units sold (which increased 9.8%), and an increase in average selling prices (which increased 6.8%) due to our product sales mix compared to the same period a year ago. The increase in revenue from Enterprise and Automotive product applications was partially offset by a decrease of $30.0 million in revenue from the licensing of certain of our IP. Net revenue from Mobile product applications decreased due to a decrease in units sold (which decreased 6.5%), and a decrease in average selling prices (which decreased 8.2%), as overall demand decreased for our products in the mobile market compared to the same period a year ago. The decrease in revenue from Mobile product applications was partially offset by an increase of $4.5 million in revenue from the licensing of certain of our IP.

Gross Margin
Gross margin as a percentage of net revenue was 45.7%, or $122.2 million, for the three months ended December 2024, compared with 46.0%, or $109.0 million, for the three months ended December 2023. The net 30 basis point decrease in gross margin for the three months ended December 2024 was primarily due to a decrease in revenue of $9.0 million in revenue from our IP licenses, partially offset by favorable changes in our product mix.
Gross margin as a percentage of net revenue was 46.3%, or $243.1 million, for the six months ended December 2024, compared with 45.5%, or $216.1 million, for the six months ended December 2023. The net 80 basis point increase in gross margin for the six months ended December 2024 was primarily due to favorable changes in product mix and lower costs related to excess obsolescence reserve charges and share-based compensation charges, partially offset by a net decrease of $25.5 million in revenue from our IP licenses.
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
Operating Expenses
Research and Development Expenses. Research and development expenses increased $1.3 million to $83.3 million for the three months ended December 2024, compared with $82.0 million for the three months ended December 2023. The increase in research and development expenses was primarily driven by a $6.3 million increase in variable compensation related to bonus accrual, partially offset by a $3.5 million decrease in wages and related costs as a result of the restructuring actions initiated during fiscal 2024 and 2025.
Research and Development Expenses. Research and development expenses decreased $3.9 million to $164.6 million for the six months ended December 2024, compared with $168.5 million for the six months ended December 2023. The decrease in research and development expenses was primarily driven by a $8.4 million decrease in wages and related costs as a result of the restructuring actions initiated during fiscal 2024 and 2025, and a $4.1 million decrease in project specific costs, partially offset by a $9.2 million increase in variable compensation related to bonus accrual.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.8 million to $49.5 million for the three months ended December 2024, compared with $39.7 million for the three months ended December 2023. The increase in selling, general, and administrative expenses was primarily driven by an increase of $6.2 million in stock-based compensation charges primarily related to the departure of certain executive officers from the Company during the second quarter of fiscal 2024 and a $3.7 million increase in variable compensation related to bonus accrual.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $17.5 million to $99.5 million for the six months ended December 2024, compared with $82.0 million for the six months ended December 2023. The increase in selling, general, and administrative expenses was primarily driven by a $5.6 million increase in variable compensation related to bonus accrual, a $4.6 million increase in stock-based compensation charges primarily related to the departure of certain executive officers from the Company during the second quarter of fiscal 2024, a $3.0 million increase in professional service fees related to various corporate projects and strategy and a $1.9 million unfavorable impact from exchange rates on foreign currencies.
Acquired Intangibles Amortization. Amortization of acquisition-related intangibles decreased $0.1 million, or 2.6%, and $1.8 million, or 19.1%, for the three and six months ended December 2024, respectively, compared to the same periods a year ago. The decrease is primarily related to the amortization of customer related intangible assets and acquired trademarks from the Displaylink acquisition which were fully amortized by the end of fiscal 2024.
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
Non-Operating Income
Interest and Other Income. Interest and other income of $8.0 million and $18.3 million for the three and six months ended December 2024 decreased by $2.3 million and $3.0 million, respectively, compared to the same periods a year ago, which was primarily driven by an overall decrease in interest rates on our invested cash and cash equivalents, as well as a reduction in cash balances following the early repayment of the entire Term Loan Facility in November 2024.

Interest expense. Interest expense primarily includes interest on our debt and amortization of debt issuance costs. Interest expense for the three and six months ended December 2024 of $12.4 million and $28.5 million, respectively, decreased by $4.0 million and $4.2 million, respectively, compared to the same periods a year ago. The decrease in interest expense is primarily driven by a decrease of approximately 50 basis points in the interest rate on our $600.0 million incremental Term Loan Facility during the first half of fiscal 2025 compared to the same period a year ago, as well as the early repayment of the entire Term Loan Facility in November 2024 with the net proceeds received from the issuance of the 2031 Notes, which bears a significantly lower interest at a rate of 0.75%. See Note 12. Debt for additional information.
Loss on early extinguishment of debt. In connection with our issuance of the 2031 Notes, we used a portion of the net proceeds from the 2031 Notes, along with our cash on hand, to repay the outstanding balance under our Term Loan Facility. The repayment of the Term Loan Facility was accounted for as a debt extinguishment. The consideration used to extinguish the Term Loan Facility and the carrying value of the Term Loan Facility (including unamortized debt issuance costs) resulted in a loss on early extinguishment of debt of $6.5 million, which is included in "Loss on early extinguishment of debt" within our condensed consolidated statements of operations.
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
The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Switzerland, and Japan, have implemented certain aspects of Pillar Two, which become effective to our company in fiscal 2025. The OECD and the implementing countries are expected to keep issuing more guidance and refining their laws. Based on the current legislation, Pillar Two had no impact on our effective tax rate or cash flows for the first six months of fiscal 2025. We will continue to evaluate the potential impact of these tax law changes on future reporting periods.
On August 26, 2024, the United States Tax Court, or the Tax Court issued a unanimous decision in Varian Medical Systems v. Commissioner, holding that a fiscal year taxpayer was entitled to claim a dividend received deduction, or DRD, on certain dividends deemed received during its gap period. The Tax Court also determined that the amount of foreign tax credits, or FTCs, the taxpayer could claim was reduced. During the second quarter of fiscal 2025, we completed a comprehensive analysis of the Tax Court's findings and identified a potential opportunity for us to recover some taxes paid under the U.S. Transition Tax of the 2017 Tax Cuts and Jobs Act, or TCJA. As a result, we decided to file a protective refund claim with the U.S. Internal Revenue Service, or the IRS in fiscal 2025 to preserve our right to seek a refund, contingent upon further developments in related cases or guidance from the IRS. As of the second quarter of fiscal 2025, an $8.9 million tax benefit was recognized based on a more-likely-than-not position, supported by the relevant technical merits of the Tax Court’s decision.
See Note 14. Income Taxes in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on our (benefit)/provision for income taxes.
Liquidity and Capital Resources
Our cash and cash equivalents were $596.1 million and $876.9 million as of December 2024 and June 2024, respectively, representing a decrease of $280.8 million. The decrease in cash and cash equivalents during six months ended December 2024 was driven by cash used in financing activities of $278.2 million related to full repayment of our Term Loan Facility, repurchases of our common stock and payment of capped call transactions, partially offset by net proceeds from the issuance of the 2031 Notes (as defined below).
We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of December 2024, $304.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Cash provided by operating activities during the six months ended December 2024 was $11.4 million compared with cash provided by operating activities of $84.6 million during same period a year ago. For the six months ended December 2024, the primary operating activities were adjustments for non-

cash charges of $97.3 million and a net change in operating assets and liabilities of $64.6 million. The net change in operating assets and liabilities was attributable to a decrease in income taxes payable primarily related to tax payments of approximately $46.2 million made to various tax jurisdictions, a $4.9 million decrease in accounts payable due to the timing of payments made to our vendors, and an increase of $3.9 million in accounts receivable due to an increase in sales and the timing of collections received from our customers.
During the three months ended December 2024 and December 2023, our days sales outstanding was 49 days and 48 days, respectively. Our annual inventory turns stayed consistent at four during the three months ended December 2024 and December 2023.
Cash Flows from Investing Activities. Cash used by investing activities during the six months ended December 2024 and December 2023 was $14.6 million and $139.8 million, respectively. Net cash used in investing activities for the six months ended December 2024 consisted of $13.8 million for purchases of property and equipment.
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
Cash Flows from Financing Activities. Cash used by financing activities for the six months ended December 2024 and December 2023 was $278.2 million and $23.9 million, respectively. Net cash used by financing activities for the six months ended December 2024 consisted of $583.5 million used to repay the remaining outstanding balance of our Term Loan Facility, $74.5 million used to repurchase our common stock, exclusive of excise taxes, $49.9 million used for the payment of capped call transactions associated with our 2031 Notes, partially offset by $439.5 million in net proceeds from issuance of our 2031 Notes.
Net cash used by financing activities for the six months ended December 2023 consisted of $29.6 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by $8.5 million in proceeds from issuance of shares.
Common Stock Repurchase Program. As of April 2023, our board had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through December 2024, we purchased, net of issuances for settlement of our convertible notes, 31,103,558 shares of our common stock in the open market for an aggregate cost of $952.4 million. During the six months ended December 2024, we repurchased $74.5 million shares of our common stock. As of December 2024, the remaining available authorization under our common stock repurchase program was $819.4 million.
Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. For the six months ended December 2024, we paid interest expense of $8.0 million on the Senior Notes.
Bank Credit Facility. On November 21, 2024, we entered into the Fourth Amendment to our Credit Agreement. The Fourth Amendment extends the maturity date of the Credit Agreement and, among other things, increases the revolving commitments from $250.0 million to $350.0 million. Under the terms of the Fourth Amendment we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $170.0 million. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of December 2024, there was no balance outstanding under the revolving credit facility.
2031 Notes. On November 19, 2024 and November 26, 2024, we issued and sold $400.0 million and $50.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2031, or the 2031 Notes, in a private placement. The 2031 Notes are unsecured, bear interest at a rate of 0.75% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025, and will mature on December 1, 2031, unless earlier converted, redeemed or repurchased by us.
The net proceeds from the 2031 Notes were approximately $435.6 million after deducting the debt issuance costs and our estimated offering expenses. We used approximately (i) $67.0 million to repurchase shares of our common stock with which we repurchased 890,484 shares at $75.24 a share, and (ii) $49.9 million to pay the cost of the capped call transactions. Additionally, the remainder of the net proceeds, together with our cash on hand, were used to repay the outstanding balance of our Term Loan Facility.
In connection with the issuance of the 2031 Notes, we entered into privately negotiated capped call transactions with certain financial institutions. The 2031 Capped Calls are expected to partially offset the potential dilution to our common stock upon any conversion of the 2031 Notes, with such offset subject to a cap based on the cap price.
Term Loan Facility. In connection with our issuance of the 2031 Notes, we used a portion of the net proceeds from the 2031 Notes, along with our cash on hand, to repay the outstanding balance of our Term Loan Facility.
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
Working Capital Needs. We believe our existing cash and cash equivalents, anticipated cash flows from operating activities, anticipated cash flows from financing activities, and available credit under our revolving credit facility, will be sufficient to meet our working capital and other cash requirements, and our debt service obligations for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue, the timing and extent of spending to support product development efforts, costs associated with restructuring activities net of projected savings from those activities, costs related to protecting our intellectual property, the expansion of sales and marketing activities, timing of introduction of new products and enhancements to existing products, costs to ensure access to adequate manufacturing, costs of maintaining sufficient space for our workforce, the continuing market acceptance of our product solutions, our common stock repurchase program, and the amount and timing of our investments in, or acquisitions of, other technologies or companies. Further equity or debt financing may not be available to us on acceptable terms. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our future long-term working capital needs, take advantage of business opportunities or to respond to competitive pressures could be limited or severely constrained.
The undistributed earnings of our foreign subsidiaries are not currently required to meet our United States working capital and other cash requirements, but should we repatriate a portion of these earnings, we may be required to pay certain previously accrued state and foreign taxes, which would impact our cash flows.
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of December 2024 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$945.8	$9.8	$38.8	$438.8	$458.4
Leases	56.5	7.5	20.4	13.4	15.2
Purchase obligations and other commitments (2)	61.2	29.5	31.7	—	—
Total	$1,063.5	$46.8	$90.9	$452.2	$473.6
(1)Represents the interest and principal payable through the maturity date of the underlying contractual obligation.
(2)Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $44.4 million. As of December 2024, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 28, 2024, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer, as of December 28, 2024, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Chief Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We refer you to the Company’s risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024 for material risks that may affect our business. There have been no material changes from the risk factors previously disclosed, except as described below.

Risks Related to Ownership of Our Convertible Senior Notes

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flows from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle conversions of the convertible senior notes in cash or to repurchase the convertible senior notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In November 2024, we issued $450.0 million in aggregate principal amount of the 2031 Notes in a private offering. The 2031 Notes mature on December 1, 2031, and bear interest at a fixed rate of 0.75% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025.

Our ability to make scheduled payments of interest under our 2031 Notes, or to refinance such indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this report. Our business may not generate cash flows from operations in the future that are sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate sufficient cash flows, we may be required to pursue one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be highly dilutive to existing holders of our common stock. Our ability to obtain additional financing or refinance the 2031 Notes, or any future indebtedness, will depend on conditions in the capital markets and our financial condition at such time, among other factors. We may not be able to engage in any of these activities on favorable terms or at all, which could result in a default on our debt obligations or other material adverse effects on our business and financial condition.

Subject to certain conditions, holders of the 2031 Notes have the right to require us to repurchase for cash all or any portion of their 2031 Notes upon the occurrence of a fundamental change at a make-whole premium through an increase to the conversion rate (as defined in the indenture governing the 2031 Notes), plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date.

Upon conversion of the 2031 Notes in accordance with their terms, unless we elect to solely deliver shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to settle a portion or all of our conversion obligation through the payment of cash. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversions and our ability to pay may be further limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase any convertible senior notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on any future conversions as required by such indenture would constitute a default under such indenture. A default under the applicable indenture would, and the occurrence of the fundamental change itself may, lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the convertible senior notes when required, or to make cash payments upon conversions thereof.

If triggered, the conditional conversion features of the convertible senior notes may adversely affect our financial condition and operating results.

If and to the extent the conditional conversion features of our 2031 Notes are triggered, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. The holders of the 2031 Notes are not entitled to convert their convertible senior notes during the third quarter of fiscal 2025. Whether our 2031 Notes will be convertible after the third quarter of fiscal 2025 will depend on the satisfaction of the applicable conversion conditions.

To the extent that the conditional conversion features of either or both series of our convertible senior notes are triggered in the future, holders of such convertible senior notes will be entitled to convert their convertible senior notes at any time during the specified periods at their option. If one or more holders elect to convert their convertible senior notes during any such specified period, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Any election to settle conversions of convertible senior notes with cash could adversely affect our liquidity.

Transactions relating to the convertible senior notes may dilute the ownership interests of our existing stockholders or adversely affect the market price of our common stock; the trading price of our convertible senior notes may be affected by volatility in the price of our common stock.

The conversion of some or all of the convertible senior notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock. In this regard, if holders of the 2031 Notes elect to convert their notes, we may settle our conversion obligations by delivering to them cash, shares of our common stock or a combination thereof. In addition, we may issue shares of our common stock in connection with repurchases, exchanges or other transactions involving the 2031 Notes. Historically, we have elected to satisfy our convertible senior note conversion obligations through the payment of cash in certain circumstances, the issuance of shares of common stock in other circumstances, or a combination thereof, to such convertible senior note holders.

In addition, in connection with the issuance of each series of the convertible senior notes, we entered into capped call transactions with certain financial institutions, or the Option Counterparties. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion or settlement of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of such convertible senior notes, as the case may be, with such reduction, offset or a combination thereof subject to a cap under the terms of the capped call transactions. We expect that the Option Counterparties or their respective affiliates may from time to time purchase shares of our common stock, enter into various derivative transactions with respect to our common stock or a combination thereof in connection with their hedging activities relating to the capped call transactions. The Option Counterparties or their respective affiliates also may modify their hedge positions by entering into or unwinding such derivative transactions, purchasing or selling our common stock or other securities of ours in secondary market transactions or a combination thereof prior to the applicable maturity of the convertible senior notes. These activities could negatively affect the market price of our common stock.

Volatility and declines in the trading price of our common stock may result in decreases in the trading prices of our convertible senior notes. Our convertible senior notes do not trade in a liquid market and are thus subject to increased volatility, particularly when our common stock price is volatile.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From April 2005 through April 2023, our Board of Directors cumulatively authorized the repurchase of up to $2.3 billion of our common stock under our stock repurchase program, which will expire at the end of July 2025. As of December 2024, the remaining amount authorized for the repurchase of our common stock was $819.4 million. During the three months ended December 2024, repurchases under our common stock repurchase program, excluding excise taxes, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Program	Value of Shares that May Be Purchased in the Future Under the Program
September 30, 2024 - October 26, 2024	—	—	—	$893,922,447
October 28, 2024 - November 23, 2024	890,484	$75.24	890,484	$826,922,431
November 25, 2024 - December 28, 2024	96,635	$77.27	96,635	$819,455,527
Total	987,119
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended December 28, 2024, the following directors or officers of the Company (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), as follows:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Michael E. Hurlston (1)	President and Chief Executive Officer	Adopted	12/11/2024	X		55,000	2/27/2026
Lisa Bodensteiner (1)	SVP, Chief Legal Officer and Secretary	Adopted	12/11/2024	X		19,562	2/27/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. Additionally, certain provisions within the Plan specify a certain percentage of the net shares that can be sold at the vesting date of the underlying equity award. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying the holders of the equity awards without excluding (i) the shares that will be sold to satisfy the tax withholding obligations and (ii) any limitations on the amount of net shares that can be sold on the vesting date of the equity award.

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Third Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010)

4.1
Indenture Agreement, dated as of November 19, 2024, by and among Synaptics Incorporated and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on November 19, 2024

4.2
Form of Certificate representing the 0.75% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on November 19, 2024)

10.1*
Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan, effective October 29, 2024 (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 31, 2024)

10.2	Form of Confirmation of Base Capped Call Transactions (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on November 19, 2024)

10.3	Form of Confirmation for the Additional Capped Call Transactions (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on November 26, 2024)

10.4
Fourth Amendment and Lender Joinder Agreement, dated as of November 21, 2024, by and among Synaptics Incorporated, Wells Fargo Bank, National Association, as Administrative Agent, and the revolving credit lenders party thereto (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on November 21, 2024)

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________________________________________________________________________
* Indicates a contract with management or compensatory plan or arrangement.
# This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNAPTICS INCORPORATED

Date: February 6, 2025	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)