Form 10-Q
period 2025-03-29
SYNAPTICS Inc
filed 2025-05-08
CIK 817720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
As of May 1, 2025, the Company had 38,545,458 shares of Common Stock outstanding.

SYNAPTICS INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2025

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value and share amounts)
(unaudited)

	March 2025	June 2024
ASSETS
Current Assets:
Cash and cash equivalents	$360.4	$876.9
Short-term investments	61.0	—
Accounts receivable, net	132.0	142.4
Inventories, net	132.9	114.0
Prepaid expenses and other current assets	26.3	29.0
Total current assets	712.6	1,162.3
Property and equipment, net	71.0	75.5
Goodwill	872.3	816.4
Acquired intangibles, net	296.3	288.4
Deferred tax assets	389.0	345.6
Other non-current assets	213.1	136.8
Total assets	$2,554.3	$2,825.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$90.0	$87.5
Accrued compensation	46.7	27.4
Other accrued liabilities	110.8	156.3
Current portion of long-term debt	—	6.0
Total current liabilities	247.5	277.2
Long-term debt	834.2	966.9
Other long-term liabilities	85.6	114.1
Total liabilities	1,167.3	1,358.2
Stockholders' Equity:
Preferred stock:
$0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
$0.001 par value; 120,000,000 shares authorized, 70,504,190 and 69,683,991 shares issued, 38,854,889 and 39,567,552 shares outstanding, at March 2025 and June 2024, respectively	0.1	0.1
Additional paid-in capital	1,183.1	1,107.0
Treasury stock: 31,649,301 and 30,116,439 common shares at March 2025 and June 2024, at cost	(990.8)	(878.0)
Retained earnings	1,194.6	1,237.7
Total stockholders' equity	1,387.0	1,466.8
Total liabilities and stockholders' equity	$2,554.3	$2,825.0
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Net revenue	$266.6	$237.3	$791.5	$712.0
Cost of revenue	150.8	127.0	432.6	385.6
Gross margin	115.8	110.3	358.9	326.4
Operating expenses:
Research and development	88.6	83.4	253.2	251.9
Selling, general, and administrative	34.7	40.5	134.2	122.5
Acquired intangibles amortization	4.5	4.0	12.1	13.4
Intangible asset impairment charges	13.8	—	13.8	—
Restructuring costs	0.5	(0.2)	15.5	9.1
Total operating expenses	142.1	127.7	428.8	396.9
Operating loss	(26.3)	(17.4)	(69.9)	(70.5)
Interest and other expense, net	(1.1)	(5.9)	(11.3)	(17.4)
Loss on early extinguishment of debt	—	—	(6.5)	—
Loss before benefit from income taxes	(27.4)	(23.3)	(87.7)	(87.9)
Benefit from income taxes	(5.6)	(5.2)	(44.6)	(5.2)
Net loss	$(21.8)	$(18.1)	$(43.1)	$(82.7)
Net loss per share:
Basic	$(0.56)	$(0.46)	$(1.09)	$(2.12)
Diluted	$(0.56)	$(0.46)	$(1.09)	$(2.12)
Shares used in computing net loss per share:
Basic	39.0	39.3	39.5	39.1
Diluted	39.0	39.3	39.5	39.1
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Net loss	$(21.8)	$(18.1)	$(43.1)	$(82.7)
Unrealized income on available-for-sale-securities	—	—	—	0.2
Comprehensive loss	$(21.8)	$(18.1)	$(43.1)	$(82.5)
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at June 2024	69,683,991	$0.1	$1,107.0	$(878.0)	$1,237.7	$1,466.8
Net loss	—	—	—	—	(23.1)	(23.1)
Issuance of common stock for share-based award compensation plans	481,580	—	7.7	—	—	7.7
Payroll taxes related to net share settlement of share-based awards	—	—	(11.3)	—	—	(11.3)
Share-based compensation	—	—	27.2	—	—	27.2
Balance at September 2024	70,165,571	0.1	1,130.6	(878.0)	1,214.6	1,467.3
Net income	—	—	—	—	1.8	1.8
Issuance of common stock for share-based award compensation plans	115,729	—	—	—	—	—
Payroll taxes related to net share settlement of share-based awards	—	—	(3.0)	—	—	(3.0)
Common stock repurchased, inclusive of excise taxes	—	—	—	(74.7)	—	(74.7)
Purchase of capped calls related to the convertible senior notes	—	—	(49.9)	—	—	(49.9)
Share-based compensation	—	—	34.6	—	—	34.6
Balance at December 2024	70,281,300	0.1	1,112.3	(952.7)	1,216.4	1,376.1
Net loss	—	—	—	—	(21.8)	(21.8)
Issuance of common stock for share-based award compensation plans	222,890	—	6.2	—	—	6.2
Payroll taxes related to net share settlement of share-based awards	—	—	(2.9)	—	—	(2.9)
Common stock repurchased, inclusive of excise taxes	—	—	—	(38.1)	—	(38.1)
Share-based compensation attributable to acquisition	—	—	47.6	—	—	47.6
Share-based compensation	—	—	19.9	—	—	19.9
Balance at March 2025	70,504,190	$0.1	$1,183.1	$(990.8)	$1,194.6	$1,387.0
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
See accompanying notes to condensed consolidated financial statements (unaudited)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March
	2025	2024
Cash flows from operating activities
Net loss	$(43.1)	$(82.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation costs	81.7	92.3
Depreciation and amortization	21.8	20.8
Acquired intangibles amortization	80.2	59.9
Deferred taxes	(53.3)	(17.7)
Intangible asset impairment charges	13.8	—
Other	16.8	21.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	10.6	20.1
Inventories, net	(17.5)	8.7
Prepaid expenses and other current assets	2.8	1.5
Other assets	15.3	2.9
Accounts payable	3.3	22.8
Accrued compensation	19.1	(20.3)
Income taxes payable	(43.0)	(46.9)
Other accrued liabilities	(23.7)	(12.0)
Net cash provided by operating activities	84.8	70.9
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(198.8)	—
Proceeds from maturity of investments	—	26.0
Purchases of short-term investments	(61.0)	(16.6)
Purchases of property and equipment	(19.2)	(26.1)
Purchase of intangible assets	(10.0)	(13.5)
Advance payment on intangible assets	—	(116.5)
Net cash used in investing activities	(289.0)	(146.7)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	439.5	—
Payment of debt issuance costs on convertible senior notes and revolving credit facility	(4.4)	—
Payments for capped call transactions related to the convertible senior notes	(49.9)	—
Repurchases of common stock, excluding excise taxes	(112.3)	—
Proceeds from issuance of shares	13.9	15.9
Payroll taxes related to net share settlement of share-based awards	(17.2)	(33.7)
Repayment of debt	(583.5)	(6.0)
Other	0.9	3.4
Net cash used in financing activities	(313.0)	(20.4)
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.4)
Net decrease in cash and cash equivalents	(516.5)	(96.6)
Cash and cash equivalents, beginning of period	876.9	924.7
Cash and cash equivalents, end of period	$360.4	$828.1
Supplemental disclosure of non-cash transactions
Deferred payment of purchase consideration	$3.2	$—
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
Our fiscal year is the 52- or 53-week period ending on the last Saturday in June. Our fiscal 2025 is a 52-week period ending June 28, 2025, and our fiscal 2024 was a 53-week period ending on June 29, 2024. The fiscal periods presented in this report are 13-week periods and 39-week periods for the three and nine months ended March 29, 2025, respectively, and 13-week and 40-week periods for the three and nine months ended March 30, 2024, respectively. For simplicity, the accompanying condensed consolidated financial statements have been shown as ending on calendar quarter end dates as of and for all periods presented, unless otherwise indicated.
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1 - Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Accounting Pronouncements Recently Issued
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 2025 and our interim periods within the fiscal year ending June 2026. We are currently assessing the impact of this guidance on our disclosures. We do not expect the adoption of this new standard to have a material effect on our results of operations or financial condition.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
expenses. This amendment is effective for our fiscal year ending June 2028 and our interim periods within the fiscal year ending June 2029. We are currently assessing the impact of this guidance on our disclosures.
In November 2024, the FASB, issued ASU 2024-04, “Debt - Debt with Conversions and Other Options.” This guidance is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This amendment is effective for our fiscal year ending June 2027. We are currently evaluating the potential impact of this guidance on our disclosures.
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
Our accounts receivable balance is from contracts with customers and represents our unconditional right to receive consideration from customers. To date, there have been no material credit loss charges recorded on accounts receivable. As of March 2025 and June 2024, contract assets recorded on our condensed consolidated balance sheets were $1.2 million. Contract assets are presented as part of prepaid expenses and other current assets.
Contract liabilities and refund liabilities were $14.8 million and $43.5 million, respectively, as of March 2025, and $14.7 million and $43.5 million, respectively, as of June 2024. Both contract liabilities and refund liabilities are presented as customer obligations in Note 10. Balance Sheet Components. During the three months ended March 2025 and March 2024, we recognized $0.2 million and $0.7 million, respectively, in revenue related to contract liabilities, which was outstanding as of the beginning of each fiscal quarter. During the nine months ended March 2025 and March 2024, we recognized $13.7 million and $3.0 million, respectively, in revenue related to contract liabilities, which were outstanding as of the beginning of each fiscal quarter.
Revenue from contracts with customers disaggregated by geographic area based on customer location and product category is presented in Note 15. Segment, Customers, and Geographical Information.
3. Net Loss Per Share
The computation of basic and diluted net loss per share was as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Numerator:
Net loss	$(21.8)	$(18.1)	$(43.1)	$(82.7)
Denominator:
Shares, basic	39.0	39.3	39.5	39.1
Effect of dilutive share-based awards	—	—	—	—
Shares, diluted	39.0	39.3	39.5	39.1
Net loss per share:
Basic	$(0.56)	$(0.46)	$(1.09)	$(2.12)
Diluted	$(0.56)	$(0.46)	$(1.09)	$(2..12)

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Our basic net loss per share amounts for each period presented have been computed using the weighted average number of shares of common stock, $0.001 par value, or the common stock, outstanding over the period measured. We have not presented diluted net loss per share as the inclusion of potentially dilutive shares would be antidilutive for all periods presented. As such, all net loss per share amounts reflect basic shares only. Our diluted net loss per share amounts for each period presented include the weighted average effect of potentially dilutive shares. We use the “treasury stock” method to determine the dilutive effect of our stock options, restricted stock units, or RSUs, market stock units, or MSUs, and performance stock units, or PSUs. Upon any conversion of our convertible notes, we will be required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net loss per share.
4. Acquisitions
Asset Acquisition
During the first quarter of fiscal 2024, we paid an aggregate consideration of $130.0 million to Avago Technologies International Sales PTE, Limited, a subsidiary of Broadcom Inc. (“Broadcom”), to license four developed technology products and to extend the exclusivity period of certain developed technologies that were previously licensed from Broadcom in July 2020. As of March 2025, we have obtained control of three of the four technology products and the three-year extension period to exclusively license previously acquired developed technology intangible assets. The fair value of the remaining technology product of $42.5 million for which we have not yet obtained control is an advance payment on intangible assets and is presented within other non-current assets in our condensed consolidated balance sheets.
Broadcom Mobile Android Wi-Fi Business
On January 19, 2025, we entered into definitive asset purchase agreements with Broadcom to acquire certain assets and obtain non-exclusive licenses relating to, Broadcom’s existing Mobile Android Wi-Fi Business in the IoT market, for an aggregate consideration of $198.0 million in cash, which closed on January 30, 2025, or the Closing Date. These assets include non-exclusive licenses to three developed technology products and right to obtain license of eight roadmap technology intangible assets expected to be delivered at various dates through September 2027. We also entered into transition agreements with Broadcom, under which both parties will provide one another with certain transition services (including one year inventory supply agreement in which Broadcom will facilitate Synaptics to place purchase orders with respective suppliers) following the Closing Date. We acquired these set of assets from Broadcom in order to solidify our leadership position for end-to-end AI Internet of Things (IoT) connectivity and expand our ability to service the Android™ ecosystem.
The acquisition has been accounted for using the purchase method of accounting in accordance with the business acquisition guidance. Under the purchase accounting method, the total estimated purchase consideration of the acquisition was allocated to the identifiable intangible assets acquired and long term assets for roadmap IP based on their relative fair values. The excess of the purchase consideration over the identifiable intangible assets acquired and long term assets has been recorded as goodwill. Our estimate of the fair values of the acquired intangible assets and long term assets at the Closing Date was based on established and accepted valuation techniques performed with the assistance of our third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to us, may become known to us during the remainder of the measurement period, which will not exceed 12 months from the Closing Date. Changes to amounts recorded as acquired intangible assets and other long term assets will be recorded as adjustments to the provisional amounts recognized as of the Closing Date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.
The following table summarizes the adjusted purchase price (in millions):

Cash	$198.0
Adjustments to consideration transferred	47.6
Total purchase consideration	$245.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Under the terms of the asset purchase agreement, we provided replacement equity compensation awards to the transferred employees. We determined $47.6 million of value related to these arrangements should be included as consideration transferred.

The following table summarizes the amounts recorded for the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in millions):

Long-term assets for product roadmap intellectual properties	$96.8
Acquired intangible assets	85.2
Goodwill	52.3
Deferred tax asset	11.3
Net assets acquired	$245.6
We estimated the fair value of the identified intangible assets and long term assets for roadmap intellectual properties, or IPs, using a discounted cash flow model, for each of the underlying identified assets except for in-process research and development, or IPR&D, which was estimated using replacement cost method. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to each asset over its remaining useful life, and discount rates we believe to be consistent with the inherent risks associated with each type of asset, which ranges from 5.8% - 10.5%. The fair value of these assets is primarily affected by the projected revenue, gross margins, operating expenses, the expected technological obsolescence, probability of securing future customer contracts for next generation devices and the anticipated timing of the projected income associated with each asset coupled with the discount rates used to derive their estimated present values. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.
Long term assets for roadmap IPs represent a prepayment for eight technology products to be received in the future. This prepayment is classified under non-current other assets in our condensed consolidated balance sheets. Upon obtaining control of the developed technologies, the amounts recorded will be reclassified as intangible assets based on their respective fair values determined as of the Closing Date.

The following table summarizes the estimate of the intangible assets as of the Closing Date (in millions):

	Estimated Weighted Average Useful Lives in Years	Estimated Fair Value
Developed technology	3.0	$24.5
Customer contract and related relationships	8.0	27.9
Favorable component of supply contract	1.0	19.0
Order backlog	1.0	7.0
IPR&D	7.0	6.8
Estimated fair value of acquired intangibles		$85.2

The value of goodwill reflects the anticipated synergies of the expected benefits from future generations of acquired IP and workforce of the transferred assets as of the Closing Date. As of March 2025, approximately $16.0 million of the goodwill is expected to be deductible for income tax purposes.
The condensed consolidated financial statements include approximately $12.8 million of revenue from the Closing Date through March 2025. It is impracticable to determine the effect on net income attributable to the acquisition as we had integrated a substantial portion of the acquisition into our ongoing operations at the close.
We determined it is impractical to include pro forma information given the difficulty in obtaining the historical financial information for the acquisition as the business was part of Broadcom and did not have discrete financial information prior to the acquisition. Inclusion of such information would require us to make estimates and assumptions regarding the acquired business historical financial results that we believe may ultimately prove inaccurate.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consisted of the following (in millions):

	March	June
	2025	2024
Raw materials and work-in-progress	$73.6	$69.5
Finished goods	59.3	44.5
Inventories	$132.9	$114.0
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
6. Cash and Cash Equivalents and Short-Term Investments
The following table summarizes our cash and cash equivalents by category at March 2025 and June 2024 (in millions):

	March 2025			June 2024
	Amortized Cost	Gross unrealized loss	Fair Value	Amortized Cost	Gross unrealized loss	Fair Value
Cash	$341.0	$—	$341.0	$238.4	$—	$238.4
Cash equivalents:
Money market funds	6.3	—	6.3	600.4	—	600.4
Certificates of deposit	13.1	—	13.1	38.1	—	38.1
Total cash and cash equivalents	$360.4	$—	$360.4	$876.9	$—	$876.9
Short-term investments:
Certificates of deposit	$61.0	$—	$61.0	$—	$—	$—
All of our short-term investments mature within one year.
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
At March 2025 and June 2024, financial assets measured at fair value on a recurring basis are summarized below (in millions):

	March 2025			June 2024
	Level 1	Level 2	Total (1)	Level 1	Level 2	Total (1)
Assets:
Cash equivalents:
Money market funds	$6.3	$—	$6.3	$600.4	$—	$600.4
Certificates of deposit	—	13.1	13.1	—	38.1	38.1
Short-term investments:
Certificates of deposit	—	61.0	61.0	—	—	—
Total assets	$6.3	$74.1	$80.4	$600.4	$38.1	$638.5
(1)Excludes $341.0 million and $238.4 million in cash held in our bank accounts as of March 2025 and June 2024, respectively. We did not have any financial assets requiring Level 3 measurement in the periods presented.
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
The carrying amounts and estimated fair values of the Notes are as follows for the periods presented (in millions):

	March 2025		June 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes due 2029	$396.8	$364.1	$396.3	$359.6
Term Loan Facility due 2028	—	—	576.6	577.0
Convertible Senior Notes due 2031	437.4	409.7	—	—
	$834.2	$773.8	$972.9	$936.6

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Goodwill and Acquired Intangibles, Net
Goodwill
The following table represents the change in our goodwill balance for the nine and twelve month periods ended March 2025 and June 2024, respectively (in millions):

	March	June
	2025	2024
Beginning balance	$816.4	$816.4
Acquisition activity	55.9	—
Ending balance	$872.3	$816.4
Acquired Intangibles, Net
The following table summarizes the net carrying amounts, excluding fully amortized intangible assets (in millions, except for weighted-average life in years):

		March 2025			June 2024
	Weighted Average Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Audio and video technology	5.6	$231.9	$(192.6)	$39.3	$231.9	$(175.5)	$56.4
Customer relationships	4.7	187.1	(146.1)	41.0	158.2	(134.1)	24.1
Wireless connectivity technology	5.3	271.9	(126.0)	145.9	245.5	(90.1)	155.4
Video interface technology	3.4	133.0	(94.7)	38.3	133.0	(85.2)	47.8
Other	2.9	52.1	(27.1)	25.0	26.1	(21.4)	4.7
IPR&D	Not applicable	6.8	—	6.8	—	—	—
Total intangible assets	4.9	$882.8	$(586.5)	$296.3	$794.7	$(506.3)	$288.4
Certain intangible assets from June 2024 have been reclassified to conform to the current period presentation and are presented in the Other line item in the table above.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Cost of revenue	$26.5	$14.3	$68.1	$46.5
Acquired intangibles amortization	4.5	4.0	12.1	13.4
Total amortization of intangibles	$31.0	$18.3	$80.2	$59.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 2025 (in millions):

Fiscal Year
Remainder of 2025	$34.1
2026	112.5
2027	62.2
2028	42.5
2029	19.4
Thereafter	25.6
Future amortization	$296.3
Impairment of indefinite-lived intangible asset
During the third quarter of fiscal 2025, we recorded an intangible asset impairment charge of $13.8 million related to a license of certain technology we acquired in fiscal 2024. We recorded the impairment charge due to a lack of potential customers, or alternative uses for the acquired technology, and no further development or investment planned for this project. The impairment charge is presented as an operating expense in our consolidated statement of operations.
9. Leases
Our leases primarily include our worldwide office and research and development facilities which are all classified as operating leases. Certain leases include renewal options at our discretion. The leases expire at various dates through fiscal 2034, some of which include options to extend the lease for up to seven years. For the three months ended March 2025 and March 2024, we recorded operating lease expense of approximately $3.1 million and $3.0 million, respectively. For the nine months ended March 2025 and March 2024, we recorded operating lease expense of approximately $9.6 million and $8.8 million, respectively. Our short-term leases are immaterial and we do not have finance leases.
As of March 2025 and June 2024, the components of leases are as follows (in millions):

	March	June
	2025	2024
Operating lease right-of-use assets	$44.4	$46.8
Operating lease liabilities	$11.6	$11.5
Operating lease liabilities, long-term	35.6	37.9
Total operating lease liabilities	$47.2	$49.4
Supplemental cash flow information related to leases, including from acquisitions, is as follows (in millions):

	Nine Months Ended
	March
	2025	2024
Cash paid for operating leases included in operating cash flows	$10.2	$8.2
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$6.2	$4.1
As of March 2025, the weighted average remaining lease term is 5.90 years, and the weighted average discount rate is 5.17%.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Future minimum lease payments for the operating lease liabilities are as follows (in millions):

Fiscal Year	Operating Lease Payments
Remainder of 2025	$4.2
2026	12.8
2027	9.0
2028	7.2
2029	6.3
Thereafter	15.2
Total future minimum operating lease payments	54.7
Less: interest	(7.5)
Total lease liabilities	$47.2
10. Balance Sheet Components
Accounts receivable, net, consisted of the following (in millions):

	March	June
	2025	2024
Accounts receivable	$136.2	$146.6
Less: Allowance for credit losses	(4.2)	(4.2)
Accounts receivable, net	$132.0	$142.4
Other non-current assets consisted of the following (in millions):

	March	June
	2025	2024
Prepayment of intangible assets	$139.3	$42.5
Right-of-use assets	44.4	46.8
Other	29.4	47.5
Other non-current assets	$213.1	$136.8
Other accrued liabilities consisted of the following (in millions):

	March	June
	2025	2024
Customer obligations	$58.3	$58.2
Inventory obligations	6.3	5.6
Operating lease liabilities	11.6	11.5
Income taxes payable	3.4	42.2
Other	31.2	38.8
Other accrued liabilities	$110.8	$156.3

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other long-term liabilities consisted of the following (in millions):

	March	June
	2025	2024
Operating lease liabilities	$35.6	$37.9
Deferred tax liabilities	7.1	27.9
Income taxes payable	25.1	27.8
Other	17.8	20.5
Other long-term liabilities	$85.6	$114.1
11. Indemnifications and Contingencies
Indemnifications
We have entered into indemnification agreements with our officers and directors. In addition, in connection with certain agreements, we are obligated to indemnify the counterparty against third party claims alleging infringement of certain intellectual property rights by us. Maximum potential future payments under these agreements cannot be estimated because these agreements generally do not have a maximum stated liability. Historical costs related to these indemnification provisions have not been significant. However, we will accrue for any losses related to these indemnification agreements when it is both probable that we will incur the loss and we can reasonably estimate the amount of the loss or range of loss. As of March 2025, we recorded an estimated liability of $3.0 million related to our proportionate share of an indemnity obligation to defend a counterparty against a third party claim alleging infringement of certain intellectual property rights.
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
The Fourth Amendment extends the maturity date to be the earlier of (i) November 21, 2029 and (ii) ninety one (91) days prior to any maturity of the Senior Notes. Clause (ii) will not apply if we have Liquidity (as defined in the Fourth Amendment) in an amount of at least $100.0 million in excess of the amount that would be required to be paid on such date. The Fourth Amendment is arranged by a syndicate of financial institutions and, among other things, increases the revolving commitments from $250.0 million to $350.0 million. Additionally, the Fourth Amendment includes a $25.0 million sublimit for letters of credit and a $25.0 million sublimit for swingline loans. Under the terms of the Fourth Amendment we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $170.0 million to the extent existing or new lenders agree to provide such increased or additional commitments, as applicable. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 2025, there was no balance outstanding under the revolving credit facility.
Debt issuance costs relating to the revolving credit facility of $2.0 million, included in non-current other assets on our consolidated balance sheet, are being amortized over 60 months. The amortization of debt issuance costs on the revolving credit facility was $0.1 million and $0.3 million for the three and nine months ended March 2025, respectively, and was $0.1 million and $0.2 million for the three and nine months ended March 2024, respectively.

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
The Credit Agreement bears interest, at our election, at a Base Rate plus an Applicable Margin or Adjusted Term SOFR, as defined in the Second Amendment, plus an Applicable Margin. Swingline loans bear interest at a Base Rate plus an Applicable Margin. The Base Rate is a floating rate that is the greater of the Prime Rate, the Federal Funds Rate plus 50 basis points, or Adjusted Term SOFR plus 100 basis points. The Applicable Margin is based on a sliding scale which ranges from 25 to 100 basis points for Base Rate loans and 100 basis points to 175 basis points for Adjusted Term SOFR loans. We are required to pay a commitment fee on any unused commitments under the Credit Agreement which is determined on a leverage-based sliding scale ranging from 0.175% to 0.25% per annum. Interest and fees are payable on a quarterly basis and are charged to interest expense. The unused commitment fees on the revolving credit facility were $0.2 million and $0.4 million for the three and nine months ended March 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended March 2024, respectively,
Under the Credit Agreement, there are various restrictive covenants, including two financial covenants which limit the consolidated total net leverage ratio, or net leverage ratio, the consolidated net interest coverage ratio, or net interest coverage ratio. The net leverage ratio is the ratio of net debt as of the measurement date to Consolidated EBITDA, for the four consecutive quarters ending with the quarter of measurement. The current net leverage ratio shall not exceed 3.75 to 1.00 provided that for the four fiscal quarters ending after the date of a material acquisition, such maximum leverage ratio shall be adjusted to 4.75 to 1.00, and thereafter 3.75 to 1.0. The net interest coverage ratio is Consolidated EBITDA to interest expense for the four consecutive quarters ending with the quarter of measurement net of total cash interest income. The current net interest coverage ratio shall not be less than 2.75 to 1.0, provided that such net interest coverage ratio shall be 3.0 to 1.0 starting with the last day of the first fiscal quarter ending after the 18 month anniversary of the Fourth Amendment Effective Date, or May 21, 2026, and thereafter. As of March 2025, we remain in compliance with the restrictive covenants.
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
At any time from, and including, September 2, 2031, the 2031 Notes are convertible at the option of the holders thereof only under the following circumstances: (1) during any calendar quarter commencing after the first calendar quarter ending on March 31, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days after any ten consecutive trading day period (such ten consecutive trading day period, the "measurement period") in which the Trading Price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) if we call such 2031 Notes for redemption; or (4) upon the occurrence of specified corporate events or distributions on our common stock, (as defined in the 2031 Indenture). As of December 28, 2024, none of the conditions allowing holders of the 2031 Notes to convert had been met. On or after September 2, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders of the 2031 Notes may convert all or a portion of their 2031 Notes, regardless of the foregoing conditions. Upon conversion, the 2031 Notes will be settled in cash, shares of our common stock based on the conversion rate (as defined in the 2031 Indenture) or any combination thereof, at our election.

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
The net carrying amounts of our debt agreements are as follows (in millions):

	March 2025				June 2024
	Senior Notes	Term Loan Facility	2031 Notes	Total	Senior Notes	Term Loan Facility	Total
Principal balance	$400.0	$—	$450.0	$850.0	$400.0	$583.5	$983.5
Unamortized issuance costs	(3.2)	—	(12.6)	(15.8)	(3.7)	(6.9)	(10.6)
Net carrying amount	$396.8	$—	$437.4	$834.2	$396.3	$576.6	$972.9

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Interest expense related to the debt agreements for the three months ended March 2025 and March 2024 was as follows (in millions):

	Three Months Ended
	March 2025				March 2024
	Senior Notes	2031 Notes	Revolving Credit Facility	Total	Senior Notes	Term Loan Facility	Revolving Credit Facility	Total
Interest expense	$4.0	$0.8	$0.2	$5.0	$4.0	$11.5	$0.1	$15.6
Amortization of debt issuance costs	0.1	0.5	0.1	0.7	0.1	0.4	0.1	0.6
Total interest expense	$4.1	$1.3	$0.3	$5.7	$4.1	$11.9	$0.2	$16.2
Interest expense related to the debt agreements for the nine months ended March 2025 and March 2024 was as follows (in millions):

	Nine Months Ended
	March 2025					March 2024
	Senior Notes	2031 Notes	Revolving Credit Facility	Term Loan Facility	Total	Senior Notes	Term Loan Facility	Revolving Credit Facility	Total
Interest expense	$12.0	$1.2	$0.4	$18.8	$32.4	$12.0	$34.6	$0.3	$46.9
Amortization of debt issuance costs	0.5	0.7	0.3	0.4	1.9	0.5	1.2	0.2	1.9
Total interest expense	$12.5	$1.9	$0.7	$19.2	$34.3	$12.5	$35.8	$0.5	$48.8
The amortization of debt issuance costs on the Term Loan Facility during the three and nine months ended March 2025 excludes the loss on early extinguishment of debt of $6.5 million.
13. Share-Based Compensation
Share-Based Compensation Plans
2025 Inducement Equity Plan
Effective January 27, 2025, we adopted the 2025 Inducement Equity Plan, or the 2025 Inducement Plan, and 1,700,000 shares of our common stock are reserved for issuance under the 2025 Inducement Plan, subject to adjustment for stock dividends, stock splits, recapitalization or other changes in the capital structure of our company. The 2025 Inducement Plan is intended to comply with Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules, which provide an exception to the Nasdaq Stock Market Listing Rules shareholder approval requirement for the issuance of securities with regards to grants to a person not previously an employee or director of the Company or its subsidiaries. An individual is eligible to receive an award under the 2025 Inducement Plan only if he or she was not previously an employee or director of our Company (or is returning to work after a bona-fide period of non-employment), and an award under the 2025 Inducement Plan is a material inducement for him or her to accept employment with our Company.
2019 Equity and Incentive Compensation Plan
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

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
2019 Inducement Equity Plan
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
Share-Based Compensation
Share-based compensation recognized in our condensed consolidated statements of operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Cost of revenue	$0.3	$1.0	$(2.1)	$3.2
Research and development	18.5	15.0	48.6	45.7
Selling, general, and administrative	1.1	13.9	35.2	43.4
Total	$19.9	$29.9	$81.7	$92.3
Historically, we have issued new shares in connection with our equity-settled share-based compensation plans, however, treasury shares are also available for issuance. Any additional shares repurchased under our common stock repurchase program will be available for issuance under our share-based compensation plans.
Share-Based Compensation Plan Activity
Restricted Stock Units
RSUs granted generally vest ratably over three to four years from the vesting commencement date. RSU activity was as follows:

	RSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	1,620,006
Granted	2,378,558
Vested	(738,663)
Forfeited	(333,819)
Balance as of March 2025	2,926,082	$184.5
The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2025, of $63.06.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The unrecognized share-based compensation cost of our outstanding RSUs was approximately $204.4 million as of March 2025, which will be recognized over a weighted average period of approximately 1.98 years.
Market Stock Units
An MSU is a promise to deliver shares of our common stock at a future date based on the achievement of market-based performance requirements in accordance with the terms of the MSU grant agreement.
MSU activity was as follows:

	MSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	200,513
Granted	120,765
Delivered	(55,603)
Forfeited	(143,689)
Balance as of March 2025	121,986	$7.7
The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2025, of $63.06.
We value MSUs using the Monte Carlo simulation model on the date of grant and amortize the compensation expense over the three-year performance and service period on a ratable basis by tranche. The unrecognized share-based compensation cost of our outstanding MSUs was approximately $9.8 million as of March 2025, which will be recognized over a weighted average period of approximately 1.14 years.
Performance Stock Units
A PSU is a promise to deliver shares of our common stock at a future date based on the achievement of performance-based requirements in accordance with the terms of the PSU grant agreement.
PSU activity was as follows:

	PSU Awards Outstanding	Aggregate Intrinsic Value (in millions)
Balance as of June 2024	265,362
Granted	205,025
Delivered	(16,843)
Forfeited	(228,128)
Balance as of March 2025	225,416	$14.2
The aggregate intrinsic value was determined using the closing price of our common stock on March 29, 2025, of $63.06.
We value PSUs using the aggregate intrinsic value on the date of grant adjusted for estimated performance achievement during the performance period and amortize the compensation expense over the three-year service period on a ratable basis. The amount of stock-based compensation expense recognized in any period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met, or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. The unrecognized share-based compensation cost of our outstanding PSUs was approximately $13.6 million as of March 2025, which will be recognized over a weighted average period of approximately 0.99 years.

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Employee Stock Purchase Plan
Shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for employee stock purchase plan purchases during the nine months ended March 2025, were as follows (in millions, except for shares purchased and weighted average price):

Shares purchased	237,508
Weighted average purchase price	$58.5
Cash received	$13.9
Aggregate intrinsic value	$2.5
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

The benefit from income taxes of $5.6 million and $44.6 million for the three and nine months ended March 2025, respectively, represented estimated federal, foreign, and state income taxes. The effective tax rate for the three months ended March 2025 is closely aligned with the combined U.S. federal and state statutory tax rate. The slight variance primarily results from non-deductible share-based compensation, partially offset by foreign income taxed at lower rates. The effective tax rate for the nine months ended March 2025 diverged from the combined U.S. federal and state statutory tax rate primarily due to one-time tax benefits recorded during the six months ended December 2024, including a $14.1 million deferred tax benefit from a U.S. “check-the-box” election for our Israel subsidiary, and an $8.9 million benefit related to the fiscal 2018 deemed repatriation liability under the U.S. Tax Cuts and Jobs Act, or TCJA, following a U.S. Tax Court decision in Varian Medical Systems, Inc. v. Commissioner. The divergence also reflects a deferred tax benefit from an inventory transfer and foreign income taxed at lower rates. These benefits were partially offset by non-deductible share-based compensation and non-deductible officer compensation.
The effective tax rate for the three and nine months ended March 2024 diverged from the combined U.S. federal and state statutory tax rate primarily due to U.S. research credits and tax benefits from the impact of foreign tax credit temporary relief provided by U.S. Treasury Notice 2023-55 and Notice 2023-80 issued in July 2023 and December 2023, respectively, which deferred the effective date of the U.S. final foreign tax credit regulations published in January 2022; partially offset by foreign earnings taxed at higher rates, the research and development capitalization rules increasing our global intangible low-taxed income, or GILTI, resulting from the U.S. Tax Cuts and Jobs Act of 2017, and non-deductible officer compensation.
The total liability for gross unrecognized tax benefits related to uncertain tax positions decreased $1.7 million during the nine months ended March 2025, to $44.7 million, and was included in other long-term liabilities on our condensed consolidated balance sheets. If recognized, the total gross unrecognized tax benefits would reduce the effective tax rate on income from continuing operations. Accrued interest and penalties related to unrecognized tax benefits as of March 2025 were $3.9 million; this balance increased by $0.4 million compared to June 2024. We classify interest and penalties as components of income tax expense. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate. Accordingly, our effective tax rate could fluctuate materially from period to period.
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

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Enterprise and Automotive product applications	$153.8	$134.7	$460.5	$426.1
Core IoT product applications	67.5	47.3	188.2	123.3
Mobile product applications	45.3	55.3	142.8	162.6
	$266.6	$237.3	$791.5	$712.0
Net revenue by geographic region, based on the billing location of our customers, for the periods presented were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
China/Hong Kong	$113.3	$102.2	$353.2	$314.6
Taiwan	86.1	54.7	227.6	141.1
Japan	29.1	47.7	110.9	157.2
Other	18.9	14.2	42.0	36.2
South Korea	18.1	16.0	52.1	42.7
United States	1.1	2.5	5.7	20.2
	$266.6	$237.3	$791.5	$712.0
Net revenue from major customers as a percentage of total net revenue for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	March		March
	2025	2024	2025	2024
Customer A	18%	12%	15%	*
Customer B	*	*	11%	13%
____________________
* Less than 10%

SYNAPTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We extend credit based on evaluation of a customer’s financial condition, and we generally do not require collateral. Major customer accounts receivable as a percentage of total accounts receivable were as follows:

	March	June
	2025	2024
Customer A	15%	12%
Customer B	14%	12%
Customer C	*	18%
Customer D	11%	*
Customer E	11%	*
Customer F	10%	*
____________________
* Less than 10%
16. Restructuring Activities
In the first quarter of fiscal 2025, we initiated restructuring actions primarily intended to focus on key growth initiatives, reduce costs and align our business in response to market conditions. We expect to complete this restructuring prior to the end of calendar year 2025. For the three and nine months ended March 2025, the restructuring costs related to this action were $0.5 million and $15.0 million, respectively, and are recorded in the restructuring costs line item within our condensed consolidated statements of operations.
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
The following table summarizes the restructuring activity and related charges during the periods presented (in millions):

	Three Months Ended	Nine Months Ended
	March 2025
Balance, beginning of period	$3.0	$1.4
Charges	0.5	15.5
Payments	(3.5)	(16.9)
Balance, end of period	$—	$—
During the three and nine months ended March 2025, the restructuring and related charges of $0.5 million and $15.5 million, respectively, were primarily attributable to severance and employee-related benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Results
This Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 (this “Report”) contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements may include words such as “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan,” “target,” “strategy,” “continue,” “may,” "commit," “will,” “should,” variations of such words, or other words and terms of similar meaning. All forward-looking statements reflect our best judgment and are based on several factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such factors include, but are not limited to the following: macroeconomic uncertainties in the U.S. and globally, including those caused by trade tensions and tariffs, resulting in supply chain disruptions, inflation, and market volatility, which may adversely affect our products and those of our customers and suppliers, resulting in reduced customer demand, component availability constraints, cost increases (both to us and our customers), supply chain disruption, and stock price volatility; risks related to our continued dependence on our solutions for the Core IoT and Enterprise and Automotive product applications market for a substantial portion of our revenue; risks related to the volatility of our net revenue from our solutions for Core IoT and Enterprise and Automotive product applications; our dependence on one or more large customers; our exposure to industry downturns and cyclicality in our target markets; the risk that our product solutions for new markets will not be successful; risks related to our expectations regarding technology and strategic investments and the anticipated timing or benefits thereof; our ability to execute on our cost reduction initiatives and to achieve expected synergies and expense reductions; our ability to maintain and build relationships with our customers; our dependence on third parties to maintain satisfactory manufacturing yields and deliverable schedule; the risk that our indemnification obligations for third party claims could result in substantial costs; risks and uncertainty related to regional instabilities and hostilities (including the conflict in the Middle East), economic volatility, and regulatory changes, any of which could disrupt our supply chain, elevate our costs and undermine the competitiveness of our offerings, requiring operational adjustments, such as reductions in force, or otherwise adversely affecting our financial condition and operating results; and the other risks as identified in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024, and other risks as identified from time to time in our SEC reports. Forward-looking statements are based on information available to us on the date hereof, and we do not have, and expressly disclaim, any obligation to publicly release any updates or any changes in our expectations, or any change in events, conditions, or circumstances on which any forward-looking statement is based, except as required by law. Our actual results and the timing of certain events could differ materially from the forward-looking statements. These forward-looking statements do not reflect the potential impact of any mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing.
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
Intangible asset impairment charges during the third quarter of fiscal 2025 were $13.8 million. We recorded an impairment charge related to a license of certain intellectual property. See Note 8. Goodwill and Acquired Intangible Assets in the notes to the consolidated financial statements for additional information.
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
Acquisitions
Broadcom Mobile Android Wi-Fi Business
On January 19, 2025, we entered into definitive asset purchase agreements with Broadcom to acquire certain assets and obtain non-exclusive licenses relating to, Broadcom’s existing Mobile Android Wi-Fi Business in the IoT market, for an aggregate consideration of $198.0 million in cash, which closed on January 30, 2025. We also entered into transition agreements with Broadcom, under which both parties will provide one another with certain transition services (including one year inventory supply agreement in which Broadcom will facilitate Synaptics to place purchase orders with respective suppliers). For further discussion of the Broadcom Mobile Android Wi-Fi Business acquisition, see Note 4. Acquisitions, included in the consolidated financial statements contained elsewhere in this report.
We acquired these set of assets from Broadcom in order to solidify our leadership position for end-to-end AI
Internet of Things (IoT) connectivity and expand our ability to service the Android™ ecosystem. As part of the transaction, we expand our portfolio of Wi-Fi 8 combination devices that include advanced Bluetooth features, additional
Wi-Fi 7 combination devices, ultrawide band intellectual property (which we can integrate into future IoT devices), and combination front-end modules. This transaction expands our field of use, allowing all our Wi-Fi products to compete in
AR/VR, Android smartphones and consumer audio markets. As a result of this transaction, we expect to generate over
$40.0 million in annualized sales in our Core IoT product category.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 2025, compared with our critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Trends and Uncertainties
Macroeconomic Conditions and Regulations
As a majority of our sales and manufacturing occurs outside of the U.S., we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. We continue to monitor changes in international trade policies, particularly increased tariffs and other barriers or restrictions between the United States and other countries, including China. Our current operations suggest limited tariff exposure given our current import and export practices. However, some of our customers and suppliers may be impacted by evolving tariff regimes depending on their own supply chain strategies and sourcing locations. We continue to monitor for any potential customer and supplier impacts, ranging from supply chain realignments to changes in end demand. While the broader implications of these activities remain uncertain, based on our current lead times and order activity, we are not seeing unusual activity that would suggest material pull-in or push-out of orders due to tariffs that would be likely to impact our near-term financial performance. We will continue to assess the short- and long-term effects of these international trade policies and restrictions on our financial and operational performance.
Results of Operations
Certain of the data used in our condensed consolidated statements of operations for the periods indicated, together with comparative absolute and percentage changes in these amounts, were as follows (in millions, except percentages):

	Three Months Ended March				Nine Months Ended March
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Enterprise and Automotive product applications	$153.8	$134.7	$19.1	14.2%	$460.5	$426.1	$34.4	8.1%
Core IoT product applications	67.5	47.3	20.2	42.7%	188.2	123.3	64.9	52.6%
Mobile product applications	45.3	55.3	(10.0)	(18.1%)	142.8	162.6	(19.8)	(12.2)%
Net revenue	266.6	237.3	29.3	12.3%	791.5	712.0	79.5	11.2%
Gross margin	115.8	110.3	5.5	5.0%	358.9	326.4	32.5	10.0%
Operating expenses:
Research and development	88.6	83.4	5.2	6.2%	253.2	251.9	1.3	0.5%
Selling, general, and administrative	34.7	40.5	(5.8)	(14.3%)	134.2	122.5	11.7	9.6%
Acquired intangibles amortization	4.5	4.0	0.5	12.5%	12.1	13.4	(1.3)	(9.7)%
Intangible asset impairment charges	13.8	—	13.8	100.0%	13.8	—	13.8	100.0%
Restructuring costs	0.5	(0.2)	0.7	350.0%	15.5	9.1	6.4	70.3%
Operating loss	(26.3)	(17.4)	(8.9)	51.1%	(69.9)	(70.5)	0.6	(0.9)%
Interest and other expense, net	(1.1)	(5.9)	4.8	(81.4%)	(11.3)	(17.4)	6.1	(35.1)%
Loss on early extinguishment of debt	—	—	—	—%	(6.5)	—	(6.5)	100.0%
Loss before benefit from income taxes	(27.4)	(23.3)	(4.1)	17.6%	(87.7)	(87.9)	0.2	(0.2)%
Benefit from income taxes	(5.6)	(5.2)	(0.4)	7.7%	(44.6)	(5.2)	(39.4)	757.7%
Net loss	$(21.8)	$(18.1)	$(3.7)	20.4%	$(43.1)	$(82.7)	$39.6	(47.9)%

Certain of the data used in our condensed consolidated statements of operations presented here as a percentage of net revenue for the periods indicated were as follows:

	Three Months Ended		Percent Point Increase/ (Decrease)	Nine Months Ended		Percent Point Increase/ (Decrease)
	March			March
	2025	2024		2025	2024
Enterprise and Automotive product applications	57.7%	56.8%	0.9	58.2%	59.8%	(1.6)
Core IoT product applications	25.3%	19.9%	5.4	23.8%	17.3%	6.5
Mobile product applications	17.0%	23.3%	(6.3)	18.0%	22.9%	(4.9)
Net revenue	100.0%	100.0%	—	100.0%	100.0%	—
Gross margin	43.4%	46.5%	(3.1)	45.3%	45.8%	(0.5)
Operating expenses:
Research and development	33.2%	35.1%	(1.9)	32.0%	35.4%	(3.4)
Selling, general, and administrative	13.0%	17.1%	(4.1)	17.0%	17.2%	(0.2)
Acquired intangibles amortization	1.7%	1.7%	—	1.5%	1.9%	(0.4)
Intangible asset impairment charges	5.2%	0.0%	5.2	1.7%	0.0%	1.7
Restructuring costs	0.2%	(0.1%)	0.3	2.0%	1.3%	0.7
Operating loss	(9.9%)	(7.3%)	(2.6)	(8.9)%	(10.0)%	1.1
Interest and other expense, net	(0.4%)	(2.5%)	2.1	(1.4%)	(2.5%)	1.1
Loss on early extinguishment of debt	—%	—%	—	(0.8%)	—%	(0.8)
Loss before benefit from income taxes	(10.3%)	(9.8%)	(0.5)	(11.1)%	(12.5)%	1.4
Benefit from income taxes	(2.1%)	(2.2%)	0.1	(5.6%)	(0.7%)	(4.9)
Net loss	(8.2%)	(7.6%)	(0.6)	(5.5)%	(11.8)%	6.3
Net Revenue
Net revenue was $266.6 million for the three months ended March 2025, compared with $237.3 million for the three months ended March 2024, an increase of $29.3 million, or 12.3%. Of this net revenue, $153.8 million, or 57.7%, was from Enterprise and Automotive product applications, $45.3 million, or 17.0%, was from Mobile product applications, and $67.5 million, or 25.3%, was from Core IoT product applications. Revenue increased in most of our product applications for the three months ended March 2025. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 18.1%), as well as an increase in average selling prices (which increased 20.8%) due to our product sales mix compared to the same period a year ago. Net revenue from Enterprise and Automotive product applications increased as a result of an increase in units sold (which increased 9.2%) as well as an increase in average selling prices (which increased 4.6%) due to our product sales mix. Net revenue from Mobile product applications decreased due to a decrease in units sold (which decreased 10.8%) as well as a decrease in average selling prices (which decreased 8.2%), as overall demand decreased for our products in the mobile market.
Net revenue was $791.5 million for the nine months ended March 2025, compared with $712.0 million for the nine months ended March 2024, an increase of $79.5 million, or 11.2%. Of this net revenue, $460.5 million, or 58.2%, was from Enterprise and Automotive product applications, $142.8 million, or 18.0%, was from Mobile product applications, and $188.2 million, or 23.8%, was from Core IoT product applications. Revenue increased in most of our product applications for the nine months ended March 2025. Net revenue from Core IoT product applications increased due to an increase in units sold (which increased 35.9%), as well as an increase in average selling prices (which increased 12.3%) due to our product sales mix compared to the same period a year ago. Net revenue from Enterprise and Automotive product applications increased as a result of an increase in units sold (which increased 9.6%), and an increase in average selling prices (which increased 6.1%) due to our product sales mix compared to the same period a year ago. The increase in revenue from Enterprise and Automotive product applications was partially offset by a decrease of $30.0 million in revenue from the licensing of certain of our IP. Net revenue from Mobile product applications decreased due to a decrease in units sold (which decreased 8.1%), and a decrease in average selling prices (which decreased 7.6%), as overall demand decreased for our products in the mobile market compared to the same period a year ago. The decrease in revenue from Mobile product applications was partially offset by an increase of $4.5 million in revenue from the licensing of certain of our IP.

Gross Margin
Gross margin as a percentage of net revenue was 43.4%, or $115.8 million, for the three months ended March 2025, compared with 46.5%, or $110.3 million, for the three months ended March 2024. The net 310 basis point decrease in gross margin for the three months ended March 2025 was primarily due to the increase in amortization of acquisition-related intangibles on the intangible assets we acquired from Broadcom in the third quarter of fiscal 2025.
Gross margin as a percentage of net revenue was 45.3%, or $358.9 million, for the nine months ended March 2025, compared with 45.8%, or $326.4 million, for the nine months ended March 2024. The net 50 basis point decrease in gross margin for the nine months ended March 2025 was primarily due to the increase in amortization of acquisition-related intangibles on the intangible assets we acquired from Broadcom in the third quarter of fiscal 2025.
Because we sell our technology solutions in designs that are generally unique or specific to an OEM customer’s application, gross margin varies on a product-by-product basis, making our cumulative gross margin a blend of our product specific designs. As a fabless manufacturer, our gross margin percentage is generally not materially impacted by our shipment volume. Under most circumstances, revenue from license-based arrangements is accretive to our gross margin.
Operating Expenses
Research and Development Expenses. Research and development expenses increased $5.2 million to $88.6 million for the three months ended March 2025, compared with $83.4 million for the three months ended March 2024. The increase in research and development expenses was primarily driven by a $5.3 million increase in variable compensation related to our bonus accrual, $3.5 million increase in stock-based compensation charges primarily related to awards issued to the workforce we acquired from Broadcom in the third quarter of fiscal 2025, partially offset by a $5.2 million decrease in wages and related costs as a result of the restructuring actions initiated during fiscal 2024 and 2025.
Research and Development Expenses. Research and development expenses increased $1.3 million to $253.2 million for the nine months ended March 2025, compared with $251.9 million for the nine months ended March 2024. The increase in research and development expenses was primarily driven by a $14.5 million increase in variable compensation related to our bonus accrual, partially offset by a $13.6 million decrease in in wages and related costs as a result of the restructuring actions initiated during fiscal 2024 and 2025.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $5.8 million to $34.7 million for the three months ended March 2025, compared with $40.5 million for the three months ended March 2024. The decrease in selling, general, and administrative expenses was primarily driven by a decrease of $12.9 million in stock-based compensation charges primarily related to forfeitures from the departure of certain executive officers during the third quarter of fiscal 2025, partially offset by a $3.2 million increase in variable compensation related to bonus accrual and a $1.9 million increase in professional service fees associated with the Broadcom transaction we executed in the third quarter of fiscal 2025.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.7 million to $134.2 million for the nine months ended March 2025, compared with $122.5 million for the nine months ended March 2024. The increase in selling, general, and administrative expenses was primarily driven by a $8.8 million increase in variable compensation related to our bonus accrual, a $6.4 million increase in professional service fees related to the Broadcom transaction we executed in the third quarter of fiscal 2025 and the refinancing of our Term Loan B in the second quarter of fiscal 2025, a $2.4 million unfavorable impact from exchange rates on foreign currencies, partially offset by a $8.3 million decrease in stock-based compensation charges primarily related to net forfeitures relating to the departure of certain executive officers from the Company compared to the same period a year ago.
Acquired Intangibles Amortization. Amortization of acquisition-related intangibles increased $0.5 million, or 12.5% for the three months ended March 2025 compared to the same period a year ago, which is primarily related to the amortization on customer relationship and favorable supply contract intangible assets we acquired from Broadcom during the third quarter of fiscal 2025. Amortization of acquisition-related intangibles decreased $1.3 million, or 9.7%, for the nine months ended months ended March 2025, compared to the same periods a year ago. The decrease is primarily related to the amortization of customer related intangible assets and acquired trademarks which were fully amortized by the end of fiscal 2024, partially offset by an increase of $0.6 million in amortization on the customer relationship intangible asset we acquired from Broadcom during the third quarter of fiscal 2025.
Intangible asset impairment charge. Intangible asset impairment reflects an impairment charge of $13.8 million related to a license of certain intellectual property. See Note 8. Goodwill and Acquired Intangible Assets in the notes to the consolidated financial statements for additional information on intangible asset impairment charge.
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
Non-Operating Income
Interest and Other Income. Interest and other income of $4.6 million decreased by $5.7 million for the three months ended March 2025, compared to the same period a year ago, which was primarily driven by an overall decrease in interest rates on our invested cash and cash equivalents, as well as a reduction in cash balances following the early repayment of the entire Term Loan Facility in November 2024 and Broadcom acquisition in January 2025.
Interest and other income of $23.0 million for the nine months ended March 2025 decreased by $8.4 million, compared to the same period a year ago, which was primarily driven by an overall decrease in interest rates and a decrease in our invested cash and cash equivalents, as well as a reduction in cash balances following the early repayment of the entire Term Loan Facility in November 2024 and Broadcom acquisition in January 2025.
Interest expense. Interest expense primarily includes interest on our debt and amortization of debt issuance costs. Interest expense of $5.7 million for the three months ended March 2025, decreased by $10.5 million compared to the same period a year ago, which was primarily driven by the early repayment of the Term Loan Facility in November 2024. During the three months ended March 2024, the interest expense on the Term Loan facility was $11.9 million. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bears a significantly lower interest at a rate of 0.75%. See Note 12. Debt for additional information.
Interest expense of $34.3 million for the nine months ended March 2025, decreased by $14.5 million compared to the same period a year ago and was primarily driven by the early repayment of the Term Loan Facility in November 2024. During the nine months ended March 2025 and March 2024, the interest expense on the Term Loan facility was $19.2 million and $35.8 million, a decrease of $16.6 million year-over year. The Term Loan Facility was repaid with the net proceeds received from the issuance of the 2031 Notes, which bears a significantly lower interest at a rate of 0.75%. See Note 12. Debt for additional information.
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
The Organization for Economic Co-operation and Development, or OECD, introduced Pillar Two Model Rules for a global minimum tax of 15% applicable to large multinational corporations. Many countries in which we have business operations, including the United Kingdom, Switzerland, and Japan, have implemented certain aspects of Pillar Two, which become effective to our company in fiscal 2025. The OECD and the implementing countries are expected to keep issuing more guidance and refining their laws. Based on the latest legislation and our current estimate, Pillar Two had no impact on our effective tax rate or cash flows for the first nine months of fiscal 2025. We will continue to evaluate the potential impact of these tax law changes on future reporting periods.
See Note 14. Income Taxes in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on our (benefit)/provision for income taxes.
Liquidity and Capital Resources
Our cash and cash equivalents were $360.4 million and $876.9 million as of March 2025 and June 2024, respectively, representing a decrease of $516.5 million. The decrease in cash and cash equivalents during nine months ended March 2025 was driven by cash used in financing activities of $313.0 million related to full repayment of our Term Loan Facility, repurchases of our common stock, partially offset by net proceeds from the issuance of the 2031 Notes (as defined below) and cash used in investing activities of $289.0 million primarily related to our asset purchase agreement with Broadcom.

We consider almost all of the earnings of our foreign subsidiaries as not indefinitely invested overseas and have made appropriate provisions for income or withholding taxes that may result from a future repatriation of those earnings. As of March 2025, $254.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be able to repatriate substantially all of these funds without a material impact on our provision for income taxes.
Cash Flows from Operating Activities. Our cash generated from operating activities primarily relate to cash collections from our customers, payments for inventory purchases and payments for employee- related expenditures.
Cash provided by operating activities during the nine months ended March 2025 was $84.8 million compared with cash provided by operating activities of $70.9 million during same period a year ago. For the nine months ended March 2025, the primary operating activities were adjustments for non-cash charges of $161.0 million and net cash outflows of $33.1 million from changes in our operating assets and liabilities. The primary drivers of the change in operating assets and liabilities relate to a decrease in income taxes payable primarily related to tax payments of approximately $43.0 million made to various tax jurisdictions and a decrease in accounts receivable primarily related to the timing of collections and billings, offset by an increase of $19.1 million in accrued compensation primarily related to the accrual of our annual bonus and an increase of $17.5 million in net inventories. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted and actual demand.
Operating activities during the nine months ended March 2024 generated $70.9 million. For the nine months ended March 2024, the primary operating activities were adjustments for non-cash charges of $176.8 million and a net change in operating assets and liabilities of $23.2 million. The net change in operating assets and liabilities was primarily attributable to a $20.1 million decrease in accounts receivable primarily related to the normal variations in the timing of collections and billings, an $8.7 million decrease in gross inventories as we continue our efforts to control inventory investment while turning over the inventories we accumulated during the first half of fiscal 2023 and a $22.8 million increase in accounts payable due to the timing of payments made to our vendors, partially offset by a $20.3 million decrease in accrued compensation primarily related to the payment of our annual bonus in the first quarter of fiscal 2024 and a $46.9 million decrease in income taxes payable.
During the three months ended March 2025 and March 2024, our days sales outstanding was 45 days and 55 days, respectively. Our annual inventory turns stayed consistent at four during the three months ended March 2025 and March 2024.
Cash Flows from Investing Activities. Cash used by investing activities during the nine months ended March 2025 and March 2024 was $289.0 million and $146.7 million, respectively. Net cash used in investing activities for the nine months ended March 2025 primarily related to $198.0 million we paid to acquire certain assets and obtain non-exclusive licenses relating to, Broadcom’s existing Mobile Android Wi-Fi Business in the IoT market and the purchase of $61.0 million in short-term investments.
Cash used in investing activities during the nine months ended March 2024 was $146.7 million. Net cash used in investing activities for the nine months ended March 2024 consisted of $130.0 million paid to Broadcom as a prepayment to acquire developed technologies and to extend the exclusivity for certain products for an additional three-year period, $16.6 million to purchase short-term investments and $26.1 million for purchases of property and equipment, partially offset by $26.0 million in proceeds from the maturities of our short-term investments.
Cash Flows from Financing Activities. Cash used by financing activities for the nine months ended March 2025 and March 2024 was $313.0 million and $20.4 million, respectively. Net cash used by financing activities for the nine months ended March 2025 consisted of $583.5 million used to repay the remaining outstanding balance of our Term Loan Facility, $112.3 million used to repurchase our common stock, exclusive of excise taxes, $49.9 million used for the payment of capped call transactions associated with our 2031 Notes, partially offset by $439.5 million in net proceeds from issuance of our 2031 Notes.
Cash used in financing activities during the nine months ended March 2024 was $20.4 million. Net cash used by financing activities for the nine months ended March 2024 consisted of $33.7 million used for payroll taxes on the delivery of the underlying shares for share-based awards, partially offset by $15.9 million proceeds from issuance of shares.
Common Stock Repurchase Program. As of April 2023, our board of directors had cumulatively authorized $2.3 billion for our common stock repurchase program, which will expire in July 2025. The program authorizes us to purchase our common stock in the open market or in privately negotiated transactions, depending upon market conditions and other factors. The number of shares purchased, and the timing of purchases, are based on the level of our cash balances, general business and market conditions, and other factors. Common stock purchased under this program is held as treasury stock. From April 2005 through March 2025, we purchased, net of issuances for settlement of our convertible notes, 31,649,301 shares of our common stock in the open market for an aggregate cost of $990.3 million. During the nine months ended

March 2025, we repurchased 1,532,862 shares of our common stock in the open market for an aggregate cost of $112.3 million. As of March 2025, the remaining available authorization under our common stock repurchase program was $781.6 million.
Senior Notes. In March 2021, we completed an offering of $400.0 million aggregate principal amount of 4.0% senior notes due 2029, or the Senior Notes, in a private offering. The Senior Notes were issued pursuant to an Indenture, dated as of March 11, 2021, by and among our company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Senior Notes requires bi-annual interest only payments in June and December of each year. For the nine months ended March 2025, we paid interest expense of $8.0 million on the Senior Notes.
Bank Credit Facility. On November 21, 2024, we entered into the Fourth Amendment to our Credit Agreement. The Fourth Amendment extends the maturity date of the Credit Agreement and, among other things, increases the revolving commitments from $250.0 million to $350.0 million. Under the terms of the Fourth Amendment we may, subject to the satisfaction of certain conditions, request increases in the revolving credit facility commitments in an aggregate principal amount of up to $170.0 million. Future proceeds under the revolving credit facility are available for working capital and general corporate purposes. As of March 2025, there was no balance outstanding under the revolving credit facility.
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
Contractual Obligations and Commercial Commitments
Our material contractual obligations and commercial commitments as of March 2025 were as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$945.8	$9.8	$38.8	$438.8	$458.4
Leases	54.7	4.2	21.8	13.5	15.2
Purchase obligations and other commitments (2)	49.7	18.0	31.7	—	—
Total	$1,050.2	$32.0	$92.3	$452.3	$473.6
(1)Represents the interest and principal payable through the maturity date of the underlying contractual obligation.
(2)Purchase obligations and other commitments include payments due for inventory purchase obligations with contract manufacturers, long-term software tool licenses, and other licenses.
The amounts in the table above exclude gross unrecognized tax benefits related to uncertain tax positions of $44.7 million. As of March 2025, we were unable to make a reasonably reliable estimate of when cash settlement with a taxing authority may occur in connection with our gross unrecognized tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 29, 2025, our market risk related to interest rates on our cash and cash equivalents, and foreign currency exchange risks has not changed materially from the risks disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, as of March 29, 2025, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Principal Executive Officer and Principal Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Report.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes to International Trade Policy, Tariffs, and Export Controls Could Materially and Adversely Affect Our Business, Customers, Supply Chain, Stock Price and Financial Results
In the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries, and multiple countries countered with reciprocal tariffs and other actions in response. Changes in trade policies and a heightened risk of further increased tariffs or other trade restrictions could further reduce international demand, potentially resulting in our customers adjusting purchasing behaviors for our products in response to these regulatory shifts. Furthermore, evolving export controls and the implementation of new tariffs may increase compliance costs and adversely impact our business and operating results.
It is unclear how or to what extent these changing trade policies and regulations could impact our business at this time. Additional risks and uncertainties - whether currently unknown or considered immaterial - could materially and adversely affect our business, financial condition, or operating results. These may include adverse macroeconomic conditions, such as tariffs, trade disruptions, and inflationary pressures, which may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results. If any of these risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From April 2005 through April 2023, our board of directors cumulatively authorized the repurchase of up to $2.3 billion of our common stock under our stock repurchase program, which will expire at the end of July 2025. As of March 2025, the remaining amount authorized for the repurchase of our common stock was $781.6 million. During the three months ended March 2025, repurchases under our common stock repurchase program, excluding excise taxes, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2024 - January 25, 2025	125,488	77.31	125,488	$809,753,437
January 26, 2025 - February 22, 2025	65,152	$73.64	65,152	$804,955,679
February 23, 2025 - March 29, 2025	355,103	$65.77	355,103	$781,601,994
Total	545,743
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended March 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except for as described below:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Michael Hurlston (1)	Former President and Chief Executive Officer	Terminated	February 10, 2025	X		55,000	February 27, 2026
Lisa Bodensteiner	SVP, Chief Legal Officer and Secretary	Terminated	March 4, 2025	X		19,562	February 27, 2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1) On January 28, 2025, Michael Hurlston notified the Company of his resignation from his position as President and Chief Executive Officer and from the board of directors of the Company, effective February 3, 2025.

ITEM 6. EXHIBITS

3.1	Synaptics Incorporated Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on October 26, 2023)

3.2	Third Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on August 2, 2010)

10.1*	Letter Agreement between Synaptics Incorporated and Ken Rizvi, dated March 10, 2025 (incorporated by reference to the registrant’s Current Report on Form 8-K/A as filed with the SEC on March 13, 2025)

10.2*
Letter Agreement between Synaptics Incorporated and Nelson Chan, dated March 10, 2025 (incorporated by reference to the registrant’s Current Report on Form 8-K/A as filed with the SEC on March 13, 2025)

10.3*	Form of Indemnification Agreement (Directors) (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2025)

10.4*	Form of Indemnification Agreement (Officers) (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2025)

10.5*	Form of Change in Control and Severance Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2025)

10.6*
Form of Retention Restricted Stock Unit Award Agreement under the Synaptics Incorporated Amended and Restated 2019 Equity and Incentive Compensation Plan (incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on April 18, 2025)

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1#	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS Inline	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH Inline	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SYNAPTICS INCORPORATED

Date: May 8, 2025	By:	/s/ Ken Rizvi
	Name:	Ken Rizvi
	Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)